Form 10QSB
period 1996-03-31
WELLINGTON PROPERTIES TRUST
filed 1996-06-05
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

                                    or

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-25074

                        WELLINGTON PROPERTIES TRUST
          (Exact name of registrant as specified in its charter)

Maryland                                       39-6594066
(State or other jurisdiction of incorporation) I.R.S. Employer Identification
                                               Number)

18650 West Corporate Drive, Brookfield, Wisconsin                53045
Address of principal executive offices)                          (zip code)

Issuer's telephone number:  414-792-8900     Fax number:  414-792-8930

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YesX No

As of March 31, 1996 663,850.562 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format(Check one): Yes ;NoX (Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 13 pages.  There are no exhibits.

                        WELLINGTON PROPERTIES TRUST
                                FORM 10QSB
                 For the Quarter Ended March 31, 1996

                                   INDEX

PART I.   Financial Information:

Consolidated Balance Sheet - March 31, 1996        Page 3

Consolidated Statement of Operations -
three months ended March 31, 1996 (unaudited)      Page 4

Consolidated Statement of Cash Flows - three months ended March 31, 1996
(unaudited)                                        Page 5

Notes to Financial Statements                      Page 6

Management's Discussion and Analysis or
Plan of Operations                                 Page 12

PART II.  Other Information                        Page 13

Other Information                                  Page 13

Exhibits and Reports on Form 8-K                   Page 13

Signatures                                         Page 13

                                         WELLINGTON PROPERTIES TRUST
                                          CONSOLIDATED BALANCE SHEET
                                                  MARCH 31, 1996
                                                       ASSETS
                                              MARCH 31,        MARCH 31,
                                                 1996            1995
                                              (UNAUDITED)   (UNAUDITED)


RENTAL PROPERTY - AT COST
    LAND                                     $3,024,247         $329,898
    BUILDING                                 15,734,219        1,319,590
    APPLIANCES AND EQUIPMENT                    727,371          130,120
                                             19,485,838        1,779,608
                                               (381,967)         (90,930)
                                             19,103,871        1,688,678

CASH                                            412,979        1,355,875
PREPAID EXPENSES                                143,439           17,782
OTHER                                            11,089           10,000
ORGANIZATION COSTS NET OF ACCUMULATED
    AMORTIZATION                                 70,942              640
                                                638,449        1,384,297

TOTAL ASSETS                                 19,742,321       $3,072,975

                                LIABILITIES AND EQUITY

MORTGAGE NOTE PAYABLE                           $14,430,266   $1,300,471
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES            275,217       31,091
ACCOUNTS PAYABLE - RELATED PARTY                     87,352       16,443
TENANT SECURITY DEPOSITS                            125,046       21,942

TOTAL LIABILITIES                                14,917,880    1,369,947

EQUITY
    COMMON STOCK - 100,070,000 AUTHORIZED
      254,892 AND 151,397 SHARES ISSUED AND
      OUTSTANDING, RESPECTIVELY; PAR VALUE
      $0.01                                           6,567        2,549
    PREFERRED STOCK - 500,000 SHARES AUTHORIZED;
      NO SHARES ISSUED OR OUTSTANDING; PAR
      VALUE $0.01                                         0            0
    ADDITIONAL PAID - IN CAPITAL                  5,735,678    1,900,580
    EXCESS OF PURCHASE PRICE OVER
      AFFILIATES'S BASIS IN PROPERTY ACQUIRED      (152,615)    (152,615)
DIVIDEND PAID                                      (289,052)      (1,253)
ACCUMULATED DEFICIT                                (476,138)     (46,233)
                                                  4,824,441    1,703,028

TOTAL LIABILITIES AND EQUITY                    $19,742,321   $3,072,975


(SEE ACCOMPANYING NOTES)


                                      WELLINGTON PROPERTIES TRUST
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                             THREE                 THREE
                                          MONTHS ENDED          MONTHS ENDED
                                         MARCH 31, 1996         MARCH 31, 1996
                                           (UNAUDITED)            (UNAUDITED)

REVENUES
    RENTAL INCOME                           $624,308                $65,203
    INTEREST INCOME AND OTHER                  3,641                     10
                                             627,949                 65,213

EXPENSES
    PROPERTY OPERATING AND
       MAINTENANCE                           150,715                 12,701
     REAL ESTATE TAXES AND
       INSURANCE                             123,562                 10,005
     DEPRECIATION AND AMORTIZATION           112,282                 17,139
     INTEREST EXPENSE                        254,443                 28,641
     GENERAL AND ADMINISTRATIVE               67,180                 16,423
                                             708,183                 84,909

                                            ($80,234)              ($19,696)

LOSS PER COMMON SHARE:
    NET LOSS                                  ($0.13)                ($0.10)
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING              626,934                200,015


(SEE ACCOMPANYING NOTES)

                            WELLINGTON PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
              FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH MARCH 31,


                                               1996                1995


CASH FLOW FROM OPERATING ACTIVITIES

    NET LOSS                                (80,234)              (19,696)
    ADJUSTMENTS TO RECONCILE NET LOSS
      TO NET CASH PROVIDED BY OPERATING
      ACTIVITIES:
        DEPRECIATION AND AMORTIZATION       112,282                17,139
        CHANGES IN ASSETS AND LIABILITIES

        PREPAID ASSETS                       96,471               (15,667)
        ACCOUNTS PAYABLE AND ACCRUED
           LIABILITIES                     (134,096)               16,553
        ACCOUNTS PAYABLE - RELATED PARTY    (14,353)               13,215
        TENANT SECURITY DEPOSITS             39,041                    72

        NET CASH PROVIDED BY OPERATING
          ACTIVITIES                         19,111                11,616

CASH FLOWS USED BY INVESTING ACTIVITIES:
  OTHER                                           0               (10,011)
  APPLIANCE AND EQUIPMENT ACQUISITION    (5,492,136)              (12,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
    PAYMENTS ON MORTGAGE NOTE PAYABLE        (6,485)              (12,522)
    ISSUANCE OF COMMON STOCK              1,729,655               875,481
    DIVIDENDS PAID                         (102,648)               (1,253)
    PROCEEDS FROM MORTGAGE NOTE           3,696,839
         NET CASH PROVIDED BY INVESTING
         ACTIVITIES                       5,317,362               861,706

         NET INCREASE IN CASH              (155,664)              861,143

CASH AT BEGINNING OF PERIOD                 568,644               494,732

CASH AT END OF PERIOD                       412,979             1,355,875


                        WELLINGTON PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
         For the period January 1, 1996 through March 31, 1996
                              (Unaudited)

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Wellington Properties Trust (Trust) is a real estate investment trust organized in the state of Maryland. It was formed on March 15, 1994 to acquire, develop, own and operate investment real estate. The Trust's year end is December 31. During the quarter covered by this report, the Trust owned one 34 unit apartment complex ("Forest Downs") located in Fitchburg, Wisconsin a 72 unit apartment complex in Schofield, Wisconsin acquired on January 5, 1996 ("Lake Pointe") and a property in Madison, Wisconsin with 232 completed apartments and 60 apartments under construction ("Maple Grove") (collectively the "Properties"). It is the intention of the Trust to continue to seek properties located primarily in Wisconsin for future acquisitions.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

1.   Rental Property

Rental property is recorded at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Properties use a 40-year estimated life for buildings and a ten-year estimated life for appliances and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations a incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Initial direct leasing costs are expensed as incurred and such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms.

2.   Organization Costs

The costs incurred in connection with the formation of the Trust are being amortized on a straight-line basis over a period of five years.

3.   Financial Investments

Financial investments consisting of cash and mortgage notes payable are recorded at cost, which approximates fair market value.

4.   Revenue Recognition

Rental income attributable to leases is recorded when due from tenants and interest income is recorded on an accrual basis.

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
               For the period January 1, 1996 through March 31, 1996

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

5.   Income Taxes

The Trust made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1995. If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to Federal income tax if it distributes at least 95% of its REIT taxable income (excluding capital gains) to its shareholders. Until the Trust qualifies as a REIT, it will be subject to Federal tax on its taxable income.

6.   Loss Per Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding for the period. The 70,000 shares of common stock issued to Wellington Management Corporation (as described in Note B) have been considered outstanding for the entire period in the computation of the weighted average number of shares outstanding used to calculate net loss per share.

NOTE B - RELATED PARTY TRANSACTIONS

Acquisition of Forest Downs

Forest Downs was acquired by Wellington Management Corporation on May 19, 1993, as an operating property. On March 31, 1994, Wellington Management Corporation sold Forest Downs to the Trust at a cost of $1,890,000. Wellington Management Corporation received an 8% note receivable from the Trust for approximately $407,875. WMC Realty, Inc. received an 8% note receivable from the Trust for $162,250 as payment of commissions and reimbursement of acquisition costs on the sale of the property. The Trust assumed the mortgage note outstanding on Forest Downs, subject to certain provisions contained in the note agreement, see
Note C.

The notes payable to Wellington Management Corporation and Wellington Realty, Inc. were paid in December of 1994.

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
               For the period January 1, 1996 through March 31, 1996

NOTE B - RELATED PARTY TRANSACTIONS - Continued

Arnold K. Leas, who was the sole stockholder of the Trust prior to the stock offering discussed in Note E and is President and Chairman of the Board of Trustees of the Trust and is the President/CEO and a Director of Wellington Management Corporation (WMC). WMC Realty Inc. (Realty) and Wellington Investment Services Corp. (WISC) are wholly-owned subsidiaries of Wellington Management Corporation.

Due to the common control, the Trust's basis in Forest Downs is the same as WMC's basis. The historical cost basis of the assets purchased from WMC, including accumulated depreciation of $40,055, are reflected on the balance sheet of the Trust. The $152,615 excess of the purchase price over WMC's basis has been recorded as a reduction of stockholders' equity.



Issuance of Stock

WMC was issued 70,000 shares of common stock of the Trust. In consideration thereof, WMC has: 1) assigned, to the Trust, its rights in a certain Acquisition Property Contract related to the purchase of a 292 unit apartment complex, known as Maple Grove, located in Madison, Wisconsin; 2) assigned, to the Trust, its rights in a certain Option Agreement; and 3) agreed to reduce its note receivable from the Trust, by $300,000.

Management Fees

The Trust has entered into a Property Management Agreement with Realty to serve as the Property Manager of properties owned by the Trust. The Property Manager will manage the day to day operations of properties owned by the Trust, and will receive a management fee equal to 5% of the gross rental receipts collected in connection with the operation of each property. Management fees for the period January 1, 1996 through March 31, 1996 were $30,542.54.

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the period January 1, 1996 through March, 1996

NOTE B - RELATED PARTY TRANSACTIONS - Continued

Advisor Fees

On August 2, 1994, the Trust contracted to retain WMC to serve as Advisor to the Trust. In payment for these services, the Advisor receives a fee equal to 5% of the gross proceeds of the public stock offering, which is in process. Advisor fees for the period March 15, 1995 through December 31, 1995 were $206,555.82. Fees for the period January 1, 1996 through March 31, 1996 were $245.00. In addition, the Advisor is entitled to receive an Incentive Advisory Fee equal to 10% of the realized gain with respect to each sale or refinancing of property owned by the Trust. In the event a property is sold at a loss, no Incentive Advisory Fees will be paid until the amount of the loss has been offset by gains from other sales. In addition, the Advisor is entitled to recover certain expenses including travel, legal, accounting, and insurance. Fees for services, such as legal and accounting, provided by the Advisor's employees, in the opinion of the Advisor, may not exceed fees that would have been charged by independent third parties. The initial term of the agreement ended on December 31, 1995 and was renewed automatically each year. The agreement may be terminated without cause, by either party, on 60 days written notice and by the Trust for cause immediately upon written notice.



Commission

WISC is entitled to receive a commission of 5% of the proceeds of the common stock of the Trust that it sells. Commissions paid to WISC for the year ended December 31, 1995 were $179,720.25 and for the period January 1, 1996 through March 31, 1996 were $0.

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the period January 1, 1996 through March 31, 1996

NOTE C - MORTGAGE NOTE PAYABLE

Forest Downs

The mortgage note payable at December 31, 1994 is collateralized by Forest Downs and an assignment of rents agreement. The interest rate is fixed at 8% until June 1, 1998, at which time it may be adjusted semi-annually to 3% over the monthly average cost of funds for SAIF insurance institutions from the Federal Home Loan Bank of Chicago 7th District, but never more than 12% nor less than 6%. The weighted average interest rate for the period from March 15, 1994 through December 31, 1994 and the effective rate at December 31, 1994 is 8%.
The rate at March 31, 1996 was 8%. The mortgage note payable contains a provision which required that on the date the property was transferred to the real estate investment trust, the note be paid down to a balance of $887,500. The Trust obtained a waiver from the bank allowing them to delay the paydown of the note until December 31, 1996. In addition, WMC must continue as primary mortgagor until the loan paydown occurs. All other terms and conditions of the note remain unchanged. Payments are due in monthly installments of $9,759 including interest, with a final balloon payment due June 1, 2003.

Maple Grove

The mortgage payable with respect to the initial 172 units of Maple Grove is collateralized by 172 units of Maple Grove and an assignment of rents. The interest rate is the floating rate of the LIBOR 3 month index plus 2.25% adjusted quarterly. The loan matures on April 30, 1996 but may be extended for two six month period upon the payment of 1/4 % of the then outstanding principal balance. Payments are interest only. The Trust has exercised the first option.

The land contract payable is with respect to Buildings 7, 8 and 9, plus land of Maple Grove and was provided by the Seller. The interest rate is prime plus 3/4% for six months at which time the rate increases to prime plus 2-3/4%. The land contract matures July 1, 1996 at which time the entire outstanding principal balance is due.

Lake Pointe

As of January 5, 1996, Wellington Properties Strust was liable on a mortgage note payable of $1,856,760. The note requres monthly payments of $13,770 including interest at 7.87%. Beginning July 1998, the monthly payment amount and interest rate will be adjusted simi-annually to a rate of 3% over prime with a maximum interest rate of 12% and a minimum interest rate of 6%. The mortgage is due July 2003 and is secured by the rental property and an assignment of rents.

The aggregate maturities on the mortgage note payable for the five years and thereafter following December 31, 1995 are as follows:


       Forest      Lake    Maple     Maple      Maple      Maple       Total
       Downs      Pointe   Grove     Grove      Grove      Grove
                           Phase I   Land 8&9   Land 7&11  Phase III
1996  412,971     18,103  6,250,000  1,692,000  1,497,441 1,840,079 11,710,594
1997   47,838     21,292                                                69,129
1998   51,808     23,029                                                74,837
1999   56,108     24,908                                                81,016
2000   60,765     26,941                                                87,706
there 670,980  1,742,487                                             2,413,468
after
    1,312,993  1,856,760  6,250,000   1,692,000 1,497,441 1,840,079 14,436,751

               3,696,839

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
            For the period January 1, 1996 through March 31, 1996

NOTE D - COMMITMENTS

The Trust has committed to construct the additional 60 units at Maple Grove for a cost of $3,486,600. The first 12 units were completed on approximately
April 1, 1996.  Each month thereafter an additional 12 units will be completed.

The Option Agreement referred to in Note B gives the Trust the option to purchase properties being developed by an affiliate at a capitalization rate of 9.38%.

NOTE E - COMMON STOCK

On August 2, 1994, the Board of Trustees approved an increase in the number of shares of authorized common stock of the Trust to 100,070,000 shares. As of March 31, 1996 there were 663,850.562 Common Shares outstanding.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company marketed the Common Shares until October 25, 1995 and as offering proceeds were available it acquired investment real estate. To date the Company has acquired 398 apartment units located in three properties (Forest Downs, Lake Pointe and Maple Grove). The Company has an option to purchase up to 325 units (of which only 60 have been built).

On May 1, 1995 the Company acquired 172 apartment units at Maple Grove. The property was 96.5% occupied on that date. On June 30, 1995 the Company acquired an additional 36 units at Maple Grove. On October 2, 1995 it acquired an additional 24 units at Maple Grove, plus land and plans for an additional 60 units.

The May 1, 1995 closing required the payment of $7,909,000 as the purchase price. The Company obtained a first mortgage loan in the amount of $6,250,000 to purchase the 172 units at Maple Grove. The seller provided land contract financing with respect to the 36 units, the 24 units and the balance of the land. The land contract is in the amount of $3,189,000.

The first mortgage requires monthly payments of interest only and matures on October 1, 1996. The interest rate adjusts quarterly and is tied to the LIBOR Rate. The loan may be extended for one month periods upon the payment of an amount equal to 1/4 of one percent of the loan balance. The extension also requires that the loan balance be reduced to $5,962,500.

The land contract requires monthly payments of interest only and matures on July 1, 1996. The interest rate adjusts with variances in the prime interest rate and provides for an additional adjustment in the seventh month.

The Company has arranged for construction financing with respect to the 60 units under construction. The loan requires monthly payments of interest only. Interest adjusts with the prime rate.

The Company owned only 34 units during the three months ended March 31, 1995 and thus a comparison with the comparable period for the first three months of 1996 would not be meaningful. Occupancy at the properties has remained consistent with management's expectations with respect to the three months ended March 31, 1996. Occupancy for Forest Downs for the period was 98%, Maple Grove was 90% and Lake Pointe was 98.5%.

Until October 25, 1995, the Company offered its Common Shares to the public. The proceeds of the offering were used: (i) to reduce existing debt; (ii) to acquire additional properties; and (iii) to establish reserves as deemed appropriate.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

At its regular meeting on March 27, 1996, the Board of Trustees voted to pay a dividend to Common Shareholders with respect to the quarter ended March 31, 1996 of $.2125 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

There were no Reports filed on Form 8-K during the quarter.

                                SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Wellington Properties Trust


                                     By: Arnold K. Leas
                                         Arnold K. Leas, President

Date:     May 14, 1996               By:  Garret Nakama
                                          Garret Nakama
                                          Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer.