Form 10QSB/A
period 1996-06-30
WELLINGTON PROPERTIES TRUST
filed 1996-11-14
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10QSB/A
                                 Amendment
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

                                    or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YesX No

As of June 30, 1996 663,850.562 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format(Check one): Yes ;NoX (Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 13 pages.  There are no exhibits.

                        WELLINGTON PROPERTIES TRUST
                                FORM 10QSB
                 For the Quarter Ended June 30, 1996

                                   INDEX

PART I.   Financial Information:

Consolidated Balance Sheet - June 30, 1996        Page 3

Consolidated Statement of Operations -
six months ended June 30, 1996 (unaudited)      Page 4

Consolidated Statement of Cash Flows - six months ended June 30, 1996
(unaudited)                                        Page 5

Notes to Financial Statements                      Page 6

Management's Discussion and Analysis or
Plan of Operations                                 Page 12

PART II.  Other Information                        Page 13

Other Information                                  Page 13

Exhibits and Reports on Form 8-K                   Page 13

Signatures                                         Page 13

                                         WELLINGTON PROPERTIES TRUST
                                          CONSOLIDATED BALANCE SHEET
                                                  JUNE 30, 1996
                                                       ASSETS
                                              JUNE 30,        JUNE 30,
                                                 1996            1995
                                              (UNAUDITED)   (UNAUDITED)


RENTAL PROPERTY - AT COST
    LAND                                     $3,033,557         $2,256,741
    BUILDING                                 16,634,731          9,026,964
    APPLIANCES AND EQUIPMENT                    728,574            677,466
                                             20,396,862         11,961,171
                                               (483,558)          (132,590)
                                             19,913,304         11,828,581

CASH                                            286,902             60,913
PREPAID EXPENSES                                286,092            129,592
OTHER                                            28,619             28,431
ORGANIZATION COSTS NET OF ACCUMULATED
    AMORTIZATION                                 70,645             68,530
                                                672,258            287,466

TOTAL ASSETS                                 20,585,562        $12,116,047

                                LIABILITIES AND EQUITY

MORTGAGE NOTE PAYABLE                       $15,275,878         $9,242,471
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES        428,889            195,638
ACCOUNTS PAYABLE - RELATED PARTY                131,513            164,009
TENANT SECURITY DEPOSITS                        124,102             76,002

TOTAL LIABILITIES                           $15,960,381          9,678,120

EQUITY
    COMMON STOCK - 100,070,000 AUTHORIZED
      254,892 AND 151,397 SHARES ISSUED AND
      OUTSTANDING, RESPECTIVELY; PAR VALUE
      $0.01                                       6,700              3,333
    PREFERRED STOCK - 500,000 SHARES AUTHORIZED;
      NO SHARES ISSUED OR OUTSTANDING; PAR
      VALUE $0.01                                     0                  0
    ADDITIONAL PAID - IN CAPITAL              5,856,992          2,664,883
    EXCESS OF PURCHASE PRICE OVER
      AFFILIATES'S BASIS IN PROPERTY ACQUIRED  (152,615)          (152,615)
DIVIDEND PAID                                  (432,693)           (12,840)
ACCUMULATED DEFICIT                            (653,202)           (64,834)
                                              4,625,181          2,437,927

TOTAL LIABILITIES AND EQUITY                 20,585,562        $12,116,047


(SEE ACCOMPANYING NOTES)


                                      WELLINGTON PROPERTIES TRUST
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                             THREE                 THREE
                                          MONTHS ENDED          MONTHS ENDED
                                         JUNE 30, 1996         JUNE 30, 1996
                                           (UNAUDITED)            (UNAUDITED)

REVENUES
    RENTAL INCOME                         $1,225,036               $327,451
    INTEREST INCOME AND OTHER                  7,210                  4,457
                                           1,232,247                331,909

EXPENSES
    PROPERTY OPERATING AND
       MAINTENANCE                           332,263                 73,449
     REAL ESTATE TAXES AND
       INSURANCE                             246,524                 36,950
     DEPRECIATION AND AMORTIZATION           229,796                 61,495
     INTEREST EXPENSE                        535,828                144,610
     GENERAL AND ADMINISTRATIVE              145,134                 53,703
                                           1,489,545                370,206

                                           ($257,298)              ($38,297)

LOSS PER COMMON SHARE:
    NET LOSS                                  ($0.40)                ($0.15)
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING              645,986                248,728


(SEE ACCOMPANYING NOTES)

                            WELLINGTON PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
              FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH JUNE 30,


                                               1996                1995


CASH FLOW FROM OPERATING ACTIVITIES

    NET LOSS                               (257,298)            (38,297)
    ADJUSTMENTS TO RECONCILE NET LOSS
      TO NET CASH PROVIDED BY OPERATING
      ACTIVITIES:
        DEPRECIATION AND AMORTIZATION       229,796              61,495
        CHANGES IN ASSETS AND LIABILITIES NET
        OF EFFECT OF ASSETS AND LIABILITIES ASSUMED
        PREPAID EXPENSES                    (49,360)           (127,477)
        ACCOUNTS PAYABLE AND ACCRUED
           LIABILITIES                        5,222             181,100
        ACCOUNTS PAYABLE - RELATED PARTY     29,808             160,781
        TENANT SECURITY DEPOSITS             38,097              54,132

        NET CASH PROVIDED BY OPERATING
          ACTIVITIES                         (3,735)            291,733

CASH FLOWS USED BY INVESTING ACTIVITIES:
  OTHER                                           0             (99,027)
  APPLIANCE AND EQUIPMENT ACQUISITION    (6,418,785)        (10,183,731)
                                         (6,418,785)        (10,282,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENTS ON MORTGAGE NOTE PAYABLE     (14,713)                  0
    ISSUANCE OF COMMON STOCK              4,550,678           7,929,478
    DIVIDENDS PAID                        1,851,101           1,640,568
    PROCEEDS FROM MORTGAGE NOTE            (246,288)            (12,840)
         NET CASH PROVIDED BY INVESTING
         ACTIVITIES                       6,140,778           9,557,206

         NET INCREASE IN CASH              (281,742)            433,819

CASH AT BEGINNING OF PERIOD                 568,644             494,732

CASH AT END OF PERIOD                       286,902              60,913


                        WELLINGTON PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
         For the period January 1, 1996 through June 30, 1996
                              (Unaudited)

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

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
               For the period January 1, 1996 through June 30, 1996

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

The notes payable to Wellington Management Corporation and Wellington Realty, Inc. were paid in December of 1994.

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
               For the period January 1, 1996 through June 30, 1996

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

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the period January 1, 1996 through June, 1996

NOTE B - RELATED PARTY TRANSACTIONS - Continued

Advisor Fees

On August 2, 1994, the Trust contracted to retain WMC to serve as Advisor to the Trust. In payment for these services, the Advisor receives a fee equal to 5% of the gross proceeds of the public stock offering, which is in process. Advisor fees for the period March 15, 1995 through December 31, 1995 were $206,555.82. Fees for the period January 1, 1996 through June 30, 1996 were $3,316.00. In addition, the Advisor is entitled to receive an Incentive Advisory Fee equal to 10% of the realized gain with respect to each sale or refinancing of property owned by the Trust. In the event a property is sold at a loss, no Incentive Advisory Fees will be paid until the amount of the loss has been offset by gains from other sales. In addition, the Advisor is entitled to recover certain expenses including travel, legal, accounting, and insurance. Fees for services, such as legal and accounting, provided by the Advisor's employees, in the opinion of the Advisor, may not exceed fees that would have been charged by independent third parties. The initial term of the agreement ended on December 31, 1995 and was renewed automatically each year. The agreement may be terminated without cause, by either party, on 60 days written notice and by the Trust for cause immediately upon written notice.



Commission

WISC is entitled to receive a commission of 5% of the proceeds of the common stock of the Trust that it sells. Commissions paid to WISC for the year ended December 31, 1995 were $179,720.25 and for the period January 1, 1996 through June 30, 1996 were $8,224.96.

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the period January 1, 1996 through June 30, 1996

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

Lake Pointe

As of January 5, 1996, Wellington Properties Trust was liable on a mortgage note payable of $1,856,760. The note requres monthly payments of $13,770 including interest at 7.87%. Beginning July 1998, the monthly payment amount and interest rate will be adjusted simi-annually to a rate of 3% over prime with a maximum interest rate of 12% and a minimum interest rate of 6%. The mortgage is due July 2003 and is secured by the rental property and an assignment of rents.

The aggregate maturities on the mortgage note payable for the five years and thereafter following December 31, 1995 are as follows:


       Forest      Lake    Maple     Maple      Maple      Maple       Total
       Downs      Pointe   Grove     Grove      Grove      Grove
                           Phase I   Land 8&9   Land 7&11  Phase III
1996  412,971     18,103  6,250,000  1,692,000  1,497,441 2,693,918 11,710,594
1997   47,838     21,292                                                69,129
1998   51,808     23,029                                                74,837
1999   56,108     24,908                                                81,016
2000   60,765     26,941                                                87,706
there 670,980  1,742,487                                             2,413,468
after
    1,312,993  1,856,760  6,250,000   1,692,000 1,497,441 1,840,079 14,436,751

               3,696,839

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
            For the period January 1, 1996 through June 30, 1996

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

The Company owned only 34 units during the six months ended June 30, 1995 and acquired the first 172 units at Maple Grove on May 1, 1995. Thus a comparison with the comparable period for the first three months of 1996 would not be meaningful. Occupancy at the properties has remained consistent with management's expectations with respect to the six months ended March 31, 1996. Occupancy for Forest Downs for the period was 95.8%, Maple Grove was 87.4% and Lake Pointe was 98.6%.

Until October 25, 1995, the Company offered its Common Shares to the public. The proceeds of the offering were used: (i) to reduce existing debt; (ii) to acquire additional properties; and (iii) to establish reserves as deemed appropriate.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

At its regular meeting on June 20, 1996, the Board of Trustees voted to pay a dividend to Common Shareholders with respect to the quarter ended June 30, 1996 of $.2125 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

There were no Reports filed on Form 8-K during the quarter.

                              EXHIBIT INDEX

FINANCIAL DATA SCHEDULE       EX-27

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


                                     Wellington Properties Trust


                                     By: Arnold K. Leas
                                         Arnold K. Leas, President

Date:     August 15, 1996            By:  Garret Nakama
                                          Garret Nakama
                                          Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer.