Form 10QSB/A
period 1996-06-30
WELLINGTON PROPERTIES TRUST
filed 1996-11-15
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                                    or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YesX No

As of September 30, 1996 677,146.264 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format(Check one): Yes ;NoX (Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 13 pages.  There is one exhibit.

                        WELLINGTON PROPERTIES TRUST
                                FORM 10QSB
                 For the Quarter Ended September 30, 1996

                                   INDEX

PART I.   Financial Information:

Consolidated Balance Sheet - September 30, 1996   Page 3

Consolidated Statement of Operations -
nine months ended September 30, 1996 (unaudited)  Page 4

Consolidated Statement of Cash Flows - nine months ended Sept. 30, 1996
(unaudited)                                       Page 5

Notes to Financial Statements                     Page 6

Management's Discussion and Analysis or
Plan of Operations                                Page 12

PART II.  Other Information                       Page 13

Other Information                                 Page 13

Exhibits and Reports on Form 8-K                  Page 13

Signatures                                        Page 13

                                         WELLINGTON PROPERTIES TRUST
                                          CONSOLIDATED BALANCE SHEET
                                                  SEPTEMBER 30, 1996
                                                       ASSETS
                                              SEPT 30,        SEPT 30,
                                                 1996            1995
                                              (UNAUDITED)   (UNAUDITED)


RENTAL PROPERTY - AT COST
    LAND                                     $3,033,557         $2,258,932
    BUILDING                                 17,432,250          9,026,964
    APPLIANCES AND EQUIPMENT                    728,574            679,539
                                             21,194,381         11,965,435
                                               (585,160)          (205,093)
                                             20,609,222         11,760,342

CASH                                            168,073            449,093
PREPAID EXPENSES                                414,214            220,688
OTHER                                            21,052             28,390
ORGANIZATION COSTS NET OF ACCUMULATED
    AMORTIZATION                                 78,823             96,079
                                                682,162            794,250

TOTAL ASSETS                                 21,291,384        $12,554,592

                                LIABILITIES AND EQUITY

MORTGAGE NOTE PAYABLE                       $16,054,269         $9,242,471
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES        599,915            271,159
ACCOUNTS PAYABLE - RELATED PARTY                158,121            101,454
TENANT SECURITY DEPOSITS                        128,295             78,930

TOTAL LIABILITIES                           $16,940,600          9,694,014

EQUITY
    COMMON STOCK - 100,070,000 AUTHORIZED
      677,828 AND 677,146 SHARES ISSUED AND
      OUTSTANDING, RESPECTIVELY; PAR VALUE
      $0.01                                       6,778              3,965
    PREFERRED STOCK - 500,000 SHARES AUTHORIZED;
      NO SHARES ISSUED OR OUTSTANDING; PAR
      VALUE $0.01                                     0                  0
    ADDITIONAL PAID - IN CAPITAL              6,087,876          3,238,765
    EXCESS OF PURCHASE PRICE OVER
      AFFILIATES'S BASIS IN PROPERTY ACQUIRED  (152,615)          (152,615)
DIVIDEND PAID                                  (727,538)           (31,857)
ACCUMULATED DEFICIT                            (863,718)          (197,680)
                                              4,350,784           2,860,578

TOTAL LIABILITIES AND EQUITY                 21,291,384         $12,554,592


(SEE ACCOMPANYING NOTES)


                                      WELLINGTON PROPERTIES TRUST
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                             NINE                 NINE
                                          MONTHS ENDED          MONTHS ENDED
                                         SEPT. 30, 1996         SEPT. 30, 1996
                                           (UNAUDITED)            (UNAUDITED)

REVENUES
    RENTAL INCOME                         $1,859,590               $730,475
    INTEREST INCOME AND OTHER                  7,859                  7,683
                                           1,867,449                738,158

EXPENSES
    PROPERTY OPERATING AND
       MAINTENANCE                           516,784                223,068
     REAL ESTATE TAXES AND
       INSURANCE                             369,485                115,226
     DEPRECIATION AND AMORTIZATION           349,924                138,022
     INTEREST EXPENSE                        887,519                329,341
     GENERAL AND ADMINISTRATIVE              211,551                103,644
                                           2,335,263                909,301

                                           ($467,814)             ($171,143)

LOSS PER COMMON SHARE:
    NET LOSS                                  ($0.71)                ($0.61)
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING              656,165                280,799


(SEE ACCOMPANYING NOTES)

                            WELLINGTON PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
              FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH SEPTEMBER 30, 1996


                                               1996                1995


CASH FLOW FROM OPERATING ACTIVITIES

    NET LOSS                               (467,814)            (171,143)
    ADJUSTMENTS TO RECONCILE NET LOSS
      TO NET CASH PROVIDED BY OPERATING
      ACTIVITIES:
        DEPRECIATION AND AMORTIZATION       349,924              138,022
        CHANGES IN ASSETS AND LIABILITIES NET
        OF EFFECT OF ASSETS AND LIABILITIES ASSUMED
        PREPAID EXPENSES                   (113,498)            (218,573)
        ACCOUNTS PAYABLE AND ACCRUED
           LIABILITIES                      119,832              256,621
        ACCOUNTS PAYABLE - RELATED PARTY     56,416               98,226
        TENANT SECURITY DEPOSITS             42,290               57,060

        NET CASH PROVIDED BY OPERATING
          ACTIVITIES                        (12,850)             160,213

CASH FLOWS USED BY INVESTING ACTIVITIES:
  OTHER                                           0             (130,560)
  APPLIANCE AND EQUIPMENT ACQUISITION    (7,243,010)         (10,187,995)
                                         (7,243,010)         (10,318,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENTS ON MORTGAGE NOTE PAYABLE     (23,105)                  0
    ISSUANCE OF COMMON STOCK              5,337,462           7,929,478
    DIVIDENDS PAID                        1,929,449           2,215,082
    PROCEEDS FROM MORTGAGE NOTE            (388,517)            (31,857)
         NET CASH PROVIDED BY INVESTING
         ACTIVITIES                       6,855,289          10,112,703

         NET INCREASE IN CASH              (400,571)             45,639

CASH AT BEGINNING OF PERIOD                 568,644             494,732

CASH AT END OF PERIOD                       168,073             449,093


                        WELLINGTON PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
         For the period January 1, 1996 through September 30, 1996
                              (Unaudited)

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Wellington Properties Trust (Trust) is a real estate investment trust organized in the state of Maryland. It was formed on March 15, 1994 to acquire, develop, own and operate investment real estate. The Trust's year end is December 31. During the quarter covered by this report, the Trust owned one 34 unit apartment complex ("Forest Downs") located in Fitchburg, Wisconsin a 72 unit apartment complex in Schofield, Wisconsin acquired on January 5, 1996 ("Lake Pointe") and a property in Madison, Wisconsin with 292 apartments ("Maple Grove") (collectively the "Properties"). It is the intention of the Trust to continue to seek properties located primarily in Wisconsin for future acquisitions.

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

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
               For the period January 1, 1996 through September 30, 1996

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

The notes payable to Wellington Management Corporation and Wellington Realty, Inc. were paid in December of 1994.

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
               For the period January 1, 1996 through September 30, 1996

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

Management Fees

The Trust has entered into a Property Management Agreement with Realty to serve as the Property Manager of properties owned by the Trust. The Property Manager will manage the day to day operations of properties owned by the Trust, and will receive a management fee equal to 5% of the gross rental receipts collected in connection with the operation of each property. Management fees for the period January 1, 1996 through September 30, 1996 were $90,915.21.

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the period January 1, 1996 through September 30, 1996

NOTE B - RELATED PARTY TRANSACTIONS - Continued

Advisor Fees

On August 2, 1994, the Trust contracted to retain WMC to serve as Advisor to the Trust. In payment for these services, the Advisor receives a fee equal to 5% of the gross proceeds of the public stock offering, which is in process. Advisor fees for the period March 15, 1995 through December 31, 1995 were $206,555.82. Fees for the period January 1, 1996 through September 30, 1996 were $3,316.00. In addition, the Advisor is entitled to receive an Incentive Advisory Fee equal to 10% of the realized gain with respect to each sale or refinancing of property owned by the Trust. In the event a property is sold at a loss, no Incentive Advisory Fees will be paid until the amount of the loss has been offset by gains from other sales. In addition, the Advisor is entitled to recover certain expenses including travel, legal, accounting, and insurance. Fees for services, such as legal and accounting, provided by the Advisor's employees, in the opinion of the Advisor, may not exceed fees that would have been charged by independent third parties. The initial term of the agreement ended on December 31, 1995 and was renewed automatically each year. The agreement may be terminated without cause, by either party, on 60 days written notice and by the Trust for cause immediately upon written notice.



Commission

WISC is entitled to receive a commission of 5% of the proceeds of the common stock of the Trust that it sells. Commissions paid to WISC for the year ended December 31, 1995 were $179,720.25 and for the period January 1, 1996 through September 30, 1996 were $8,224.96.

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the period January 1, 1996 through September 30, 1996

NOTE C - MORTGAGE NOTE PAYABLE

Forest Downs

The mortgage note payable at December 31, 1994 is collateralized by Forest Downs and an assignment of rents agreement. The interest rate is fixed at 8% until June 1, 1998, at which time it may be adjusted semi-annually to 3% over the monthly average cost of funds for SAIF insurance institutions from the Federal Home Loan Bank of Chicago 7th District, but never more than 12% nor less than 6%. The weighted average interest rate for the period from March 15, 1994 through December 31, 1994 and the effective rate at December 31, 1994 is 8%.
The rate at September 30, 1996 was 8%. The mortgage note payable contains a provision which required that on the date the property was transferred to the real estate investment trust, the note be paid down to a balance of $887,500. The Trust obtained a waiver from the bank allowing them to delay the paydown of the note until December 31, 1996. In addition, WMC must continue as primary mortgagor until the loan paydown occurs. All other terms and conditions of the note remain unchanged. Payments are due in monthly installments of $9,759 including interest, with a final balloon payment due June 1, 2003.

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

The aggregate maturities on the mortgage note payable for the five years and thereafter following December 31, 1995 are as follows:


       Forest      Lake    Maple     Maple      Maple      Maple       Total
       Downs      Pointe   Grove     Grove      Grove      Grove
                           Phase I   Land 8&9   Land 7&11  Phase III
1996  412,971     18,103  6,250,000  1,692,000  1,497,441 3,480,702 13,351,217
1997   47,838     21,292                                                69,129
1998   51,808     23,029                                                74,837
1999   56,108     24,908                                                81,017
2000   60,765     26,941                                                87,706
there 670,980  1,742,487                                             2,413,468
after
    1,300,471  1,856,760  6,250,000   1,692,000 1,497,441 3,480,702 16,054,269



                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
            For the period January 1, 1996 through September 30, 1996

NOTE D - COMMITMENTS

The Trust has committed to construct the additional 60 units at Maple Grove for a cost of $3,486,600. Construction was completed on approximately August 31, 1996.

The Option Agreement referred to in Note B gives the Trust the option to purchase properties being developed by an affiliate at a capitalization rate of 9.38%.

NOTE E - COMMON STOCK

On August 2, 1994, the Board of Trustees approved an increase in the number of shares of authorized common stock of the Trust to 100,070,000 shares. As of September 30, 1996 there were 677,146.264 Common Shares outstanding.

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

On May 1, 1995 the Company acquired 172 apartment units at Maple Grove. The property was 96.5% occupied on that date. On June 30, 1995 the Company acquired an additional 36 units at Maple Grove. On October 2, 1995 it acquired an additional 24 units at Maple Grove, plus land and plans for an additional 60 units. Construction of the final 60 units at Maple Grove was completed on approximately August 31, 1996.

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

The land contract requires monthly payments of interest only and matures on October 31, 1996. The interest rate adjusts with variances in the prime interest rate and provides for an additional adjustment in the seventh month.

The Company has arranged for construction financing with respect to the 60 units under construction. The loan requires monthly payments of interest only. Interest adjusts with the prime rate. The Company is seeking permanent financing with respect to Maple Grove.

The Company acquired Lake Pointe Apartments in January 1996 by an assumption of debt and issuance of its stock to the owners. Lake Pointe consists of 72 units.

Due to the Company's rapid expansion a comparison with comparable prior periods is not meaningful. Occupancy at the properties has remained consistant with respect to the nine months ended September 30, 1996. Occupancy at Forest Downs for the period was 95.1%, Maple Grove (excluding the new 60 units) was 88% and Lake Pointe was 98.5%.

Until October 25, 1995, the Company offered its Common Shares to the public. The proceeds of the offering were used: (i) to reduce existing debt; (ii) to acquire additional properties; and (iii) to establish reserves as deemed appropriate.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

At its regular meeting on June 20, 1996, the Board of Trustees voted to pay a dividend to Common Shareholders with respect to the quarter ended September 30, 1996 of $.2125 per share.

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


                                     Wellington Properties Trust


                                     By: Arnold K. Leas
                                         Arnold K. Leas, President

Date:     November 15, 1996          By:  Garret Nakama
                                          Garret Nakama
                                          Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer.