Form 10KSB
period 1996-12-31
WELLINGTON PROPERTIES TRUST
filed 1997-04-01
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 1996

                    Commission File Number:  33-82888C

                        WELLINGTON PROPERTIES TRUST
          (Exact name of registrant as specified in its charter)

         Maryland                               39-6594066
(State or other jurisdiction of incorporation)  (I.R.S. Employer I.d. Number)

18650 W. Corporate Drive, Suite 300, Brookfield, Wisconsin  53045
(Address of principal executive offices)                  (zip code)

Issuer's telephone number:  414-792-8900     Fax number:  414-792-8930

Securities registered under Section 12(b) of the Act:  None

Securities registered under to Section 12(g) of the Act: Common Shares, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to the filing requirements for the past 90 days. YesX No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $2,566,114

Aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the price at which it was originally sold, as of March 17, 1997 - $6,105,046

Number of shares of Common Stock outstanding as of March 17, 1997
- 692,599.589

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:  None

Transitional Small Business Disclosure Format(Check one): Yes ;NoX (Added by Exch Act Rel No. 31905, eff 4/26/93.)

                        WELLINGTON PROPERTIES TRUST
                              1996 FORM 10-K


                             TABLE OF CONTENTS



PART I                                                           Page

Item 1    Description of Business                                I-1

Item 2    Description of Property                                I-1

Item 3    Legal Proceedings                                      I-2

Item 4    Submission of Matters to a Vote of Securities Holders  I-2

PART II

Item 5    Market for Common Equity and Related
          Security Holder Matters                                II-1

Item 6    Management's Discussion and Analysis or Plan of
          Operation                                              II-1

Item 7    Financial Statements                                   II-2

Item 8    Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure                 II-3

PART III

Item 9    Directors, Executive Officers, Promoters and
          Control Persons, Compliance With Section 16(a)
          of the Exchange Act                                   III-1

Item 10   Executive Compensation                                III-4

Item 11   Security Ownership of Certain Beneficial
          Owners and Management                                 III-4

Item 12   Certain Relationships and Related Transactions        III-4

Item 13   Exhibits and Reports on Form 8-K                      III-5

SIGNATURES

                                    (i)

                                  PART I

Item 1.   Description of Business.

Wellington Properties Trust (the "Registrant") is a Maryland real estate investment trust formed on March 15, 1994 under the Maryland real estate investment trust law. The Registrant was formed to acquire, operate and hold income producing investment real estate. The Registrant had 684,070 common shares ("Common Shares") outstanding as of December 31, 1996 initially sold pursuant to a Registration Statement on Form SB-2, effective October 25, 1994, under the Securities Act of 1933 (Registration No. 33-82888C.) The Registration Statement, including amendments and exhibits and the Definitive Prospectus dated October 25, 1994, (the "Prospectus") together with all amendments and supplements thereto is incorporated by reference.

The public offering was terminated on October 25, 1995.

On January 5, 1996, the Registrant acquired a 72 unit apartment community located in Schofield, Wisconsin ("Lake Pointe") in exchange for the assumption of $1,858,342.07 of debt and 167,700 Common Shares.

On December 30, 1996 the Registrant acquired the final 12 units at Maple Grove Apartments in Madison, Wisconsin.

Properties owned by the Registrant will compete with other rental properties in the Madison, Wisconsin area. The Registrant is well positioned in the market and intends to continue offering apartment homes designed to appeal to a broad cross section of the population.

On December 31, 1996 the Registrant had 12 employees.

Item 2.   Description of Property.

As of December 31, 1996 the Registrant had acquired an interest in the properties described below. The transactions were described in the Prospectus, Post Effective Amendment No. 1 and Forms 8-K dated March 21, 1995, May 3, 1995, October 5, 1995, January 10, 1996, March 4, 1996 and January 13, 1997 all of which are incorporated herein by reference.

Location                 Description of Property/Ownership Interest
Fitchburg, Wisconsin     Forest Downs Apartments, 34 unit apartment community.
                         The Registrant holds a fee simple interest in this property.

Madison, Wisconsin       Maple Grove Apartments, 304 unit apartment community.
                         The Registrant holds a fee simple interest in 184 units of this property and the Vendee's interest under land contracts with respect to the balance.

Schofield, Wisconsin     Lake Pointe Apartments, 72 unit apartment community.
                         The Registrant holds a fee simple interest in this property.

On December 31, 1996 Forest Downs Apartments was encumbered by a mortgage which secured a mortgage note payable to Security Bank, S.S.B. in the principal amount of $1,286,909.76 and Maple Grove was encumbered by a mortgage which secured a mortgage note payable to Firstar Bank in the principal amount of $6,250,000 and land and construction contracts held by Monson Construction, Inc. in the aggregate principal amount of $6,676,911. Lake Pointe Apartments were also encumbered by a mortgage note payable to Security Bank, S.S.B. in the principal amount of $1,838,656.82. Reference is hereby made to Note D of the Registrant's financial statements included herewith.

The Properties are generally occupied under leases having a term of one year or less. The Properties are all less than 6 years old and therefore there are no plans for improvements or renovations. Construction was completed on the final 60 apartment units at Maple Grove Apartments in the Summer of 1996. The cost of construction was approximately $3,500,000.

In the opinion of Management the Properties are adequately insured.

Item 3.   Legal Proceedings.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

(a) The Registrant is listed on NASDAQ. The Registrant has been assigned the symbol WLPT.

(b)  As of December 31, 1996, the Registrant has issued 685,434 shares of
Common Stock (615,449 to the public and 69,985 to an affiliate). As of December 31, 1996 there were approximately 470 holders of record.

(c) The Registrant declared quarterly distributions to holders of record equal to $.2125 for all quarters of 1996.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with financial statements and notes thereto included elsewhere in this Form 10-KSB.

The Registrant completed its initial offering and acquisition stage on October 25, 1995 and thus operational results for the year 1995 should not be considered indicative of future results. Construction of the final 60 units at Maple Grove were completed in the Summer of 1996 and stabilized occupancy is not expected to be achieved until Spring of 1997 and thus operational results for 1996 should not be considered indicative of future results.

Plan of Operation

The Registrant will stabilize occupancy at Maple Grove by the middle of 1997. Lake Pointe and Forest Downs will continue to be owned and operated by the Registrant consistent with prior operations.

The Registrant will continue to look for opportunities to acquire quality apartment communities located in the State of Wisconsin and elsewhere.

Results of Operations

The Registrant acquired Forest Downs on March 31, 1994 via 100% financing from Wellington Management Corporation ("WMC"). The loan from WMC to the Registrant was reduced by $300,000 on July 18, 1994 in exchange for 70,000 Common Shares. The Registrant also received an assignment of the Purchase Agreements for Maple Grove and the Option Agreement as part of the transaction. The balance of the acquisition loans from WMC and WMC Realty, Inc. ("Realty") were paid off on December 20, 1994 when the Minimum Offering of Common Shares was achieved. Forest Downs remains subject to a mortgage in the amount of $1,286,909.76
(as of December 31, 1996) held by Security Bank, S.S.B. The terms of the Security Bank S.S.B. mortgage previously required that it be paid down to $887,500 on or before May 1, 1995. That provision has been waived until December 31, 1997.

The Registrant acquired the first 172 units of Maple Grove on May 1, 1995. The Registrant executed a mortgage note, secured by a mortgage, with Firstar Bank in the amount of $6,250,000. The note matures on May 1, 1997 and allows for two 6 month extensions upon the payment of additional loan fees and principal reduction to $6,000,000.

The Registrant acquired the next 60 units of Maple Grove, plus the land on which the final 60 units were constructed as of August 1, 1995 by land contracts in the aggregate principal amount of $3,342,947. The Registrant reduced the principal of the land contracts by $153,506 during 1995 and by $668,000 in 1997.

Occupancy at Forest Downs during 1996 was 93.5%. Occupancy in the first 172 units of Maple Grove during 1996 was 91.6%. Phase II of Maple Grove, consisting of 60 units completed in 1995 was 91.6% occupied in 1996. Phase III of Maple Grove, consisting of 60 units, was not completed until the summer of 1996 and was not fully stabilized. On December 31, 1996 occupancy of Phase III was 83.3%. Occupancy at Lake Pointe during 1996 was 98.5%.

The issuance of common shares provided a substantial portion of the Registrant's cash flow until the offering was terminated on October 25, 1995. The Registrant now relies primarily on its operational activities for cash flow.

Liquidity and Capital Resources

At December 31, 1996 the Trust had cash of $198,706. The land contracts related to Maple Grove have been extended until May 6, 1997. The Registrant is in the process of obtaining a Fannie Mae loan in the approximate principal amount of $13,100,000 amortized over 30 years for a term of 7 years to replace the loan with Firstar Bank, the land contracts and notes related to construction.

On January 15, 1997 the Trust made a distribution to a Shareholders of record as of December 31, 1996. The distribution was equal to 8.5% per annum based on the issue price of $10.00 per Common Share. The Trust anticipates that the next distribution will occur on April 15, 1997 and will be for the quarter ended March 31, 1997.

Inflation

The Trust leases apartments to its tenants under lease terms which generally do not exceed 12 months. Management believes that such short term lease contracts lessen the impact of inflation due to the ability to adjust rates to market levels as leases expire.

Item 7.   Financial Statements.

     Index                                                       Page

Report of Independent Accountants                                II-4

Balance Sheets as of December 31, 1996 and 1995                  II-5

Statements of Operations and Accumulated Deficit for the years
ended December 31, 1996 and  December 31, 1995                   II-7

Statement of Stockholders' Equity for the years ended
December 31, 1996 and December 31, 1995                          II-8

Statement of Cash flows for the years ended December 31, 1996
and December 31, 1995                                            II-9

Notes to Financial Statements                                    II-11

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.
          None

                            REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Trustees
Wellington Properties Trust

We have audited the accompanying balance sheet of Wellington Properties Trust as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellington Properties Trust as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

/s/GRANT THORNTON LLP


Fond du Lac, Wisconsin
January 23, 1997

                      Wellington Properties Trust

                            BALANCE SHEET

                          December 31, 1996

<CAPITON>
         ASSETS

Rental property - at cost (notes A1, B,C, D, E and G)
   Land and land improvements                               $  3,110,509
   Buildings                                                  17,958,742
   Appliances and equipment                                      932,729
                                                              22,001,980

   Accumulated depreciation                                     (753,053)
                                                              21,248,927

Cash                                                             198,706
Rent receivable                                                    8,485
Prepaid expenses                                                   6,436
Property tax escrow                                              351,541
Organization costs and loan fees, net of accumulated
amortization of $108,999 (note A2)                                56,729

                                         Total assets        $21,870,824


The accompanying notes are an integral part of this statement.


         LIABILITIES AND EQUITY

Line of credit (note G)                                   $     784,729
Mortgage notes payable (notes C and D)                        9,375,567
Land contract and business note obligations (notes C and E)   6,676,911
Accounts payable
   Trade                                                         66,979
   Related party                                                198,155
                                                                265,134
Tenant security deposits                                        130,930
Deferred rental revenue                                          95,587
Accrued liabilities
   Property taxes                                               267,835
   Interest                                                     217,825
   Other                                                         14,240
                                                                499,900

Cash dividends declared                                         145,510
                                                             17,974,268



Stockholders' Equity
    Common stock - authorized, 100,070,000 shares of $.01 par
        value; issued, 684,752 shares                             6,848
    Preferred stock - authorized, 500,000 shares of $.01 par
        value; no shares issued or outstanding       -
    Additional paid-in capital                                6,018,071
    Excess of purchase price over affiliate's basis in
    property acquired (note B)                                 (152,615)
    Accumulated deficit                                      (1,968,930)
                                                              3,903,374
    Less cost of 682 shares of  common stock in treasury         (6,818)
                                                              3,896,556

    Total liabilities and equity                            $21,870,824


                          Wellington Properties Trust

                           STATEMENTS OF OPERATIONS

                           Year ended December 31,

                                                      1996          1995
Revenues (note A3)
   Rental income                                    $2,556,938    $1,208,940
   Interest income and other                             9,176        12,351
                                                     2,566,114     1,221,291

Expenses
   Property, operating and maintenance                 611,544       351,729
   Advertising and promotion                            66,823        42,374
   Property taxes and insurance                        396,497       218,177
   Depreciation and amortization                       552,412       235,691
   Interest expense                                  1,338,919       579,563
   General and administrative                          312,857       163,125
                                                     3,279,052     1,590,659

        NET LOSS                                    $ (712,938)   $ (369,368)

Loss per common share
    Net loss                                     $       (1.07)   $    (1.12)
    Weighted average number of common shares outstanding
    (note A5)                                          663,247       328,355


The accompanying notes are an integral part of these statements.

                          Wellington Properties Trust

                       STATEMENT OF STOCKHOLDERS' EQUITY

                    Years ended December 31, 1996 and 1995

                                                            Excess of
                                                            purchase price
                                                 Additional over affiliate's
                            Common    Preferred  paid-in    basis in property
                            stock     stock       capital       acquired

Balance at January 1, 1995  $1,514    $  -      $1,026,134   $(152,615)

Cash dividends declared        -         -           -            -

Issuance of common stock in
connection with the  public
offering, less syndication
costs of $331,660            3,316       -       2,981,626        -

Net loss                       -         -           -            -          -

Balance at December 31, 1995 4,830       -       4,007,760    (152,615)

Cash dividends declared        -         -           -            -

Issuance of common stock in
connection with public
offering, less syndication
costs of $11,619               346       -         340,323        -

Issuance of 167,166 shares
of common stock in
connection with Lake Pointe
purchase (note B)            1,672       -       1,669,988        -

Cost of 682 shares of common
stock acquired for
treasury                        -        -           -            -

Net loss                        -        -           -            -

Balance at December 31, 1996 $6,848  $   -      $6,018,071    $(152,615)

                             Accumulated        Treasury
                               Deficit           Stock          Total

Balance at January 1, 1995   $  (26,536)         $   -        $  848,497

Cash dividends declared        (289,053)             -         (289,053)
Issuance of Common stock
in connection with the
public offering, less
syndication costs of
$331,660

Net loss                       (369,368)             -         (369,368)

Balance at December 31, 1995   (684,957)             -        3,175,018

Cash dividends declared        (571,035)             -         (571,035)

Issuance of common stock in        -                 -          340,669
connection with public
offering, less syndication
costs of $11,619

Issuance of 167,166 shares of      -                 -        1,671,660
common stock in connection
with Lake Pointe purchase
(note B)
Cost of 682 shares of common
stock acquired for treasury

Net loss                         (712,938)           -        (712,938)

Balance at December 31, 1996   $1,968,930         $6,818    $3,896,556


The accompanying notes are an integral part of this statement.

                       Wellington Properties Trust

                        STATEMENTS OF CASH FLOWS

                         Year ended December 31,

                                                 1996           1995
Cash flows from operating activities:
   Net loss                                $   (712,938)  $    (369,368)
   Adjustments to reconcile net loss to
     net cash provided by operating
     activities:
       Depreciation and amortization            552,412         235,691
       Increase in rent receivable               (1,944)         (6,541)
       (Increase) decrease in prepaid expenses    3,319          (7,640)
       Increase in property tax escrow         (102,485)       (249,056)
       Increase in accounts payable:
         Trade                                   40,634          24,827
         Related party                           46,450         148,477
         Increase in tenant security deposits    44,925          64,135
         Increase in deferred rental revenue     60,911          32,101
         Increase in accrued liabilities        137,253         352,202
                                                781,475         594,196

    Net cash provided by operating activities    68,537         224,828

Cash flows from investing activities:
   Organization costs                              -            (47,710)
   Acquisition of rental property              (992,389)     (8,873,314)

   Net cash used in investing activities       (992,389)     (8,921,024)

Cash flows from financing activities:
   Proceeds from mortgage notes                    -            250,000
   Proceeds from line of credit                 784,729            -
   Repayments on mortgage notes payable         (31,664)        (12,522)
   Repayments on land contract obligations         -           (153,506)
   Payment of loan fees                         (54,830)        (62,400)
   Issuance of common stock                     340,669       2,984,942
   Cash dividends paid - common stock          (528,172)       (186,406)
   Purchase of treasury stock                    (6,818)           -

   Net cash provided by financing activities    503,914       8,820,108


The accompanying notes are an integral part of these statements.

                     Wellington Properties Trust

                      Year ended December 31,

                                                   1996          1995

       NET INCREASE (DECREASE) IN CASH         $  (419,938)   $  123,912

  Cash at beginning of year                        618,644       494,732

  Cash at end of year                          $   198,706    $  618,644

  Supplemental disclosure of cash flow information:
    Cash paid during the year for:
    Interest                                    $1,201,856      $509,246


Supplemental non-cash investing and financing activities:

Involving three separate transactions dated May 1, 1995, June 30, 1995 and October 2, 1995, Wellington Properties Trust purchased a 304 unit apartment complex from Monson Construction Company for $12,162,038. Wellington Properties Trust financed the purchase of the property by issuing a mortgage note for $6,250,000, and also by entering into two land contract obligations with Monson Construction Company totaling $3,342,947.

During 1996, 60 of the above units were completed at an additional purchase price of $3,487,470. Pursuant to this transaction, Wellington Properties Trust entered into business note agreements with Monson Construction Company, the seller, totaling $3,487,470.

On January 5, 1996, Wellington Properties Trust purchased an apartment complex from Wellington Realty Income Limited Partnership 90-1 for $3,600,000. Wellington Properties Trust assumed the mortgage note payable on the property of $1,856,760 and issued 167,166 shares of common stock of the Trust to Wellington Realty Income Limited Partnership 90-1 for a $1,671,660 reduction in the cash amount due.

The Trust has dividends payable of $145,510 and $102,647 as of December 31, 1996 and 1995, respectively.

                           Wellington Properties Trust

                           NOTES TO FINANCIAL STATEMENTS

                            December 31, 1996 and 1995

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General

Wellington Properties Trust (Trust) is a real estate investment trust organized under the laws of the state of Maryland. It was formed on March 15, 1994 to acquire, develop, own and operate investment real estate. The Trust currently owns one 34-unit apartment complex located in Fitchburg, Wisconsin, one 304-unit apartment complex located in Madison, Wisconsin, and one 72-unit apartment complex located in Schofield, Wisconsin (Complexes). It is the intention of the Trust to continue to seek properties located primarily in Wisconsin for future acquisitions.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

     1.  Rental Property

Rental property is recorded at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. The Complexes use a 40-year estimated life for buildings and a seven-year estimated life for appliances and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. A combination of straight-line and accelerated methods is used for income tax purposes.

     2.  Organization Costs and Loan Fees

The costs incurred in connection with the formation of the Trust are being amortized on a straight-line basis over a period of fifteen years.

Costs incurred in obtaining and securing financing for a mortgage note payable and a land contract obligation are being amortized over 5 years or the related term of the loan, whichever is shorter, using the straight-line method.

                      Wellington Properties Trust

                        December 31, 1996 and 1995

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Continued

     3.  Revenue Recognition

Rental income attributable to leases is recorded when due from tenants and interest income is recorded on an accrual basis.

     4.  Income Taxes

The Trust has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1995. As a REIT, the Trust generally will not be subject to Federal income tax if it distributes at least 95% of its REIT taxable income (excluding capital gains) to its shareholders.

     5.  Loss Per Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding for the period.

     6.  Financial Instruments

The carrying amount of financial instruments at December 31, 1996 approximates fair value.

NOTE B - RELATED PARTY TRANSACTIONS

Acquisition of Forest Downs

The Complex was acquired by Wellington Management Corporation (WMC) on May 19, 1993, as an operating property. On March 31, 1994, Wellington Management Corporation sold the Complex to the Trust at a cost of $1,890,000.

Arnold K. Leas, who was the sole stockholder of the Trust prior to the public stock offering and is President and Chairman of the Board of Trustees of the Trust, also owns 12.27% (his wife owns an additional 28.6%) of WMC and is the President/CEO of WMC.

Due to the common control, the Trust's basis in the Complex is the same as WMC's basis. The historical cost basis of the assets purchased from WMC, including accumulated depreciation of $40,055, are reflected on the balance sheet of the Trust. The $152,615 excess of the purchase price over WMC's basis has been recorded as a reduction of stockholders' equity.

                         Wellington Properties Trust

                         December 31, 1996 and 1995


NOTE B - RELATED PARTY TRANSACTIONS - Continued

Acquisition of Lake Pointe

On January 5, 1996, Wellington Properties Trust purchased the apartment complex from a related party, Wellington Realty Income Limited Partnership 90-1, for $3,600,000.

The Trust assumed the mortgage note payable on the property of $1,856,760 (note D), and issued 167,166 shares of common stock of the Trust to Wellington Realty Income Limited Partnership 90-1 for a $1,671,660 reduction in the cash amount due.

Issuance of Stock

Wellington Management Corporation (WMC) was issued 70,000 shares of common stock of the Trust. In consideration thereof, WMC: 1) assigned, to the Trust, its rights in a certain Acquisition Property Contract related to the purchase of a 304 unit apartment complex, known as Maple Grove, located in Madison, Wisconsin (note C); 2) assigned, to the Trust, its rights in a certain Option Agreement; and 3) agreed to reduce a note receivable from the Trust, by $300,000.

Management Fees

The Trust has entered into a Property Management Agreement with WMC Realty, Inc., a wholly-owned subsidiary of WMC, to serve as the Property Manager of properties owned by the Trust. The Property Manager will manage the day to day operations of properties owned by the Trust, and will receive a management fee equal to 5% of the gross rental receipts collected in connection with the operation of each property. Management fees for the years ended December 31, 1996 and 1995 were $125,074 and $58,866, respectively.

                       Wellington Properties Trust

                      December 31, 1996 and 1995


NOTE B - RELATED PARTY TRANSACTIONS - Continued

Advisor Fees

On August 2, 1994, the Trust contracted to retain WMC to serve as Advisor to the Trust. In payment for these services, the Advisor receives a fee equal to 5% of the gross proceeds of the public stock offering. Advisor fees for the years ended December 31, 1996 and 1995 were $8,251 and $167,462, respectively. In addition, the Advisor is entitled to receive an Incentive Advisory Fee equal to 10% of the realized gain with respect to each sale or refinancing of property owned by the Trust. In the event a property is sold at a loss, no Incentive Advisory Fees will be paid until the amount of the loss has been offset by gains from other sales.

In addition, the Advisor is entitled to recover certain expenses including travel, legal, accounting, and insurance. These expenses totaled $70,012 and $53,844 for the years ended December 31, 1996 and 1995, respectively. Fees for services, such as legal and accounting, provided by the Advisor's employees, in the opinion of the Advisor, may not exceed fees that would have been charged by independent third parties. The initial term of the agreement ended on December 31, 1995 and is renewed automatically each year. The agreement may be terminated without cause, by either party, on 60 days written notice and by the Trust for cause immediately upon written notice.

Commission

Wellington Investment Services Corporation (WISC), a wholly-owned subsidiary of WMC, is entitled to receive a commission of 5% of the proceeds of the common stock of the Trust that it sells. Commissions paid to WISC for the years ended December 31, 1996 and 1995 were $8,225 and $144,087, respectively.

NOTE C - ACQUISITION OF MAPLE GROVE

The 304-unit complex, located in Madison, Wisconsin, was acquired in four separate transactions dated May 1, 1995, June 30, 1995, October 2, 1995 and December 30, 1996. The total purchase price was $12,953,713. Pursuant to this acquisition, the Trust entered into a mortgage note agreement for $6,250,000. The note is due on May 1, 1997, with interest payable monthly at a rate of 2.25% in excess of LIBOR (London Interbank Offer Rate) (note D). The Trust also entered into two land contracts with Monson Construction Company, the seller, for $1,692,000 and $1,650,947 (note E).

During 1996, 60 of the above units were completed at an additional purchase price of $3,487,470. Pursuant to this transaction, the Trust entered into business note agreements with Monson Construction Company, the seller, totaling $3,487,470 (note E).

                      Wellington Properties Trust

                       December 31, 1996 and 1995

NOTE D - MORTGAGE NOTES PAYABLE

Long-term debt consists of the following at December 31, 1996:



Mortgage note payable to Firstar Bank in monthly interest only installments; variable interest rate at 2.25% over LIBOR (effective rate at December 31, 1996 of 7.9375%); final payment due May 1,
1997; collateralized by buildings 1-6 of the Maple Grove
Apartment Complex and an assignment of rents agreement           $6,250,000

Mortgage note payable to Security Bank S.S.B. in monthly
installments of $13,770 including interest; final balloon payment due July 1, 2003; collateralized by the Lake Pointe Apartment
Complex and an assignment of rents agreement                      1,838,657

Mortgage note payable to Security Bank S.S.B. in monthly
installments of $9,759 including interest; final balloon payment due June 1, 2003; collateralized by the Forest Downs Apartment
Complex and an assignment of rents agreement                      1,286,910

                                                                  9,375,567
Less current maturities                                           6,285,979

                                                                  $3,089,588

The Lake Pointe Apartment Complex mortgage note payable interest rate is fixed at 7.87% until July 1, 1998, at which time it may be adjusted semi-annually to 3% over the monthly average cost of funds for SAIF insured institutions from the Federal Home Loan Bank of Chicago 7th District, but never more than 12% nor less than 6%.

The Forest Downs Apartment Complex mortgage note payable interest rate is fixed at 8% until June 1, 1998, at which time it may be adjusted semi-annually to 3% over the monthly average cost of funds for SAIF insured institutions from the Federal Home Loan Bank of Chicago 7th District, but never more than 12% nor less than 6%. The mortgage note payable contains a provision which required that on the date the property was transferred to the real estate investment trust, the note be paid down to a balance of $887,500. The Trust obtained a waiver from the bank allowing them to delay the paydown of the note until December 31, 1997. In addition, WMC must continue as primary mortgagor until the loan paydown occurs. All other terms and conditions of the note remain unchanged.

                        Wellington Properties Trust

                          December 31, 1996 and 1995

NOTE E - LAND CONTRACT AND BUSINESS NOTE OBLIGATIONS

In connection with the acquisition of the Maple Grove Apartment Complex, the Trust entered into two land contracts in 1995 with Monson Construction Company, the seller. The two land contracts amounted to $1,692,000 and $1,650,947 and required the Trust to make monthly interest-only payments beginning on August 1, 1995 and November 1, 1995, respectively. The land contracts contain a provision that unpaid principal bears interest after maturity until paid at the same rate of interest as paid by the seller on its mortgages that encumber the property plus 5% (effective rate at December 31, 1996 of 14%). Balances were due in full on April 1, 1996 and July 1, 1996, respectively. These land contracts have been extended until May 6, 1997. During 1995, the Trust made a principal payment of $153,506 for one of the land contracts. The total balance outstanding at December 31, 1996 is $3,189,441.

In 1996, four business notes totaling $3,487,470 with Monson Construction Company were entered into. These notes, in the amounts of $698,190, $697,320, $697,320 and $1,394,640, require the Trust to make monthly interest-on only payments beginning on May 31, 1996, July 31, 1996, May 31, 1996, and August 31, 1996, respectively, at the prime rate plus .75%. Balances were due in full on July 1, 1996, August 1, 1996, July 1, 1996 and September 1, 1996, respectively. These notes have been extended until May 6, 1997. The business notes contain a provision that unpaid principal bears interest after maturity until paid at the rate which would otherwise be applicable plus 2% (effective rate at December 31, 1996 of 11%). The notes are collateralized by an assignment of a land contract for Maple Grove Apartment Complex. The total balance outstanding at December 31, 1996 is $3,487,470.

NOTE F - MORTGAGE NOTE, LAND CONTRACT AND BUSINESS NOTE OBLIGATIONS

The aggregate maturities on the mortgage note, land contract and business note obligations for the five years and thereafter following December 31, 1996 are as follows:


            Mortgage     Land Contract      Business Note         Total
1997      $6,285,979       $3,189,441        $3,487,470       $12,962,890
1998          38,935                -                 -            38,935
1999          42,134                -                 -            42,134
2000          45,597                -                 -            45,597
2001          49,344                -                 -            49,344
Thereafter 2,913,578                -                 -         2,913,578

          $9,375,567       $3,189,441        $3,487,470       $16,052,478


                     Wellington Properties Trust

                     December 31, 1996 and 1995

NOTE G - LINE OF CREDIT

During 1996, the Trust obtained a line of credit for $1,000,000 with Milwaukee Western Bank. Interest-only payments are due monthly with the principal due on June 30, 1997. The interest rate is at .5% above the bank's reference rate (effective rate at December 31, 1996 of 8.75%). At December 31, 1996, the outstanding balance was $784,729. The line of credit is collateralized by a second mortgage on the Lake Pointe Apartment Complex and the guarantee of WMC.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

(a, b, c)
Board of Trustees, Executive Officers, Significant Employees and Family Relationships

The Trustees and officers of the Registrant, their ages (at March 31, 1997) and their positions and offices with the Trust are as follows:

Name                          Age       Originally   Position and
                                        Elected      Offices Held

Arnold K. Leas                 63       1994         Chairman of the Board of
                                                     Trustees/President

Robert P. Ripp                 70       1994         Trustee

Peter Ogden                    38       1994         Independent Trustee

Gerald Sobczak                 48       1994         Independent Trustee

Lyle W. Larcheid               68       1994         Independent Trustee

Gregory S. Leas                36       1994         Executive Vice President

Dale Pinkalla                  40       1994         Vice President, Property
                                                     Management

Joseph L. Griese               41       1996         Vice President,
                                                     Acquisitions

Garret Nakama                  52       1994         Treasurer

Robert F. Rice                 46       1994         Secretary

Pursuant to the terms of the Organizational Documents, the Board of Trustees consists of five persons, a majority of which must be independent from the Registrant, WMC and their Affiliates. Trustees and officers are elected for one year terms which expire at the annual meeting of the Registrant.

The Organizational Documents expressly permit the Trustees and officers to engage in other activities including those relating to the ownership and operation of investment properties. No policy of the Registrant restricts Trustees from conducting, for their own accounts or on behalf of others, other business activities including those relating to the ownership and operation of investment properties.

                                   III-1

Arnold K. Leas (age 63), President, has been the President/CEO and a Director of WMC since 1988. Since its inception WMC and its Affiliates have grown to include approximately 137 employees and sales agents with offices located in Brookfield, Grafton, Wisconsin and Oak Brook, Illinois. WMC currently manages over $18.2 million dollars of investors' funds. Mr. Leas is a 1958 graduate of Spencerian College with a B.B.A. degree. Since 1969, Mr. Leas has earned the real estate designation of graduate of the Realtor Institute (GRI) and has been involved in various aspects of the real estate industry, including acting as Sales Director for one of Wisconsin's largest real estate firms and operating his own firm, Wellington Realty Company. Mr. Leas has transacted real estate acquisition and sales, directly and indirectly, in excess of $100 million.
From 1984 - 1988, Mr. Leas was Executive Vice President of a Milwaukee based company, Decade Securities, Inc. which was involved primarily in the syndication of multi-family apartment complexes throughout the United States in excess of $100 million.

Robert P. Ripp (age 70) is the owner of RESI Realtor, a Milwaukee based real estate brokerage firm. Prior to forming RESI Realtor in 1985, Mr. Ripp was the Vice President/General Sales Manager for Wauwatosa Realty, a real estate brokerage firm with 27 offices in the State of Wisconsin. Mr. Ripp is a Senior Member and Past President of the Society of Real Estate Appraisers-Milwaukee Chapter, was a member of the Board of Trustees of First Milwaukee Savings and Loan Association, and a past President of the Wisconsin Realtors Association. He is a graduate of Marquette University.

Peter Ogden (age 38) joined Ogden & Company in 1981 and is the President and owner and the Vice President and owner of Ogden Development Group, Inc. which are Milwaukee based providers of real estate services. The companies provide real estate brokerage, leasing and property management services. They manage over 2500 apartment and condominium units plus shopping centers, office, industrial and mixed use buildings. Mr. Ogden is a graduate of the University of Denver.

Gerald Sobczak (age 48) is a self employed real estate investor who owns and operates 80 apartment units. From 1989-1990 Mr. Sobczak served as Building Manager for American Landmark Properties and from 1984-1988 he was an Asset/ Property Manager for Eastmore Real Estate. In 1970 he received a B.A. in Business Specialization from Marquette University.

Lyle W. Larcheid (age 68) has served as Vice President of lending at Wauwatosa Savings Bank in Wauwatosa, Wisconsin since 1986. Prior to that time he was Senior Executive Vice President at St. Francis Savings and Loan which acquired First Milwaukee Savings in 1981. Mr. Larcheid served as President of First Milwaukee Savings from 1974 until the time of the merger. Mr. Larcheid is an SRA, licensed real estate broker, and a member of the Wisconsin Mortgage Bankers.

Gregory S. Leas (age 36), Executive Vice President, joined WMC in 1990 and actively participates in the management of WMC and, its Affiliates, including the eleven operational WMC sponsored partnerships. Mr. Leas is a 1983 graduate of the University of Wisconsin-Madison and received his J.D. degree in 1990 from Brooklyn Law School. During 1986 - 1990 Mr. Leas was employed in the litigation department at the New York City law firm of Fried, Frank, Harris, Shriver & Jacobson. Mr. Leas is a member of the Wisconsin Bar Association.

                                   III-2

Garret T. Nakama (age 52), Treasurer, joined WMC in 1991 and is the Vice President/Finance for WMC and its Affiliates, including the eleven operational WMC sponsored entities. Mr. Nakama is a 1970 graduate of California State University of Los Angeles and received his CPA in 1981. Mr. Nakama has had a broad range of financial experience in private and public accounting. Prior to joining WMC, he was employed at Nassco, Inc., a New Berlin, Wisconsin supplier of equipment, as Controller from 1986 - 1991.

Joseph L. Griese (age 41) joined WMC in 1996 as Vice President of Acquisitions. Mr. Griese identifies, originates, analyzes, negotiates and closes real estate equity investments. He is a senior real estate development and investment manager with 19 years experience with companies which owned, developed and managed over 25,000 residential units and 3 million square feet of commercial real estate with value in excess of $3 billion. From 1984 to 1995, he worked for Citibank in Chicago where his responsibilities included restructuring and completing numerous development projects and investments throughout the nation. From 1980 to 1984, he worked for Balcor/American Express in acquisitions, project management and asset management. Mr. Griese holds an MBA from DePaul University and a B.S. Agricultural Engineering-Construction Administration from the University of Wisconsin - Madison.

Dale Pinkalla (age 40) joined WMC as Director of Real Estate in 1993. Mr. Pinkalla actively participates in all aspects of property management with respect to investment real estate owned by WMC Affiliates and partnerships.
He received a B.A. Finance degree from the University of Wisconsin - Madison in 1980. Mr. Pinkalla has a broad base of experience in real estate and business. In 1981 and 1982 he worked as Broker/Sales person for Louis Gral Investment Real Estate. From 1983-1989 he worked as a Mortgage Banking Officer/ Vice President for Wells Fargo Bank, Realty Finance. In 1989 Mr. Pinkalla joined Blueport Development Corporation and was a partner/project manager of a $25 million neighborhood shopping center. Upon completion of that project in 1992, he rejoined Wells Fargo Bank as an account officer for the Real Estate Group.

Robert F. Rice, (age 46), Secretary, is Vice President and General Counsel, joined WMC in 1993 and provides legal and other advice to WMC and its Affiliates. He is also responsible for overseeing the Wellington real estate operations. Mr. Rice received his B.S. degree from the University of Wisconsin
- Milwaukee in 1973 and a J.D. degree from Marquette University Law School in 1976. Mr. Rice is a member of the Wisconsin Bar and has a broad range of experience in both the private practice of law and as in-house counsel. From 1984 until 1989 he served as a member of the Board of Directors, officer, and General Counsel for various affiliates of St. Francis Bank, F.S.B. The affiliates included a real estate development company, St. Francis Development Corporation, a real estate syndication firm, S-B-F Partners, and a property management Company, S-B-F Management, Inc. As chief operating officer of S-B-F Management, Inc., Mr. Rice was responsible for a portfolio of approximately $50 million of investment real estate. The portfolio was diverse as to the type and location and included 11 shopping centers, 3 office buildings, 3 multi-family properties, 3 nursing homes and 1 hotel located in 7 states. In 1989 Mr. Rice formed Resource Alternatives, Inc., which provided legal and consulting services to the real estate industry and served as an RTC contractor.

Arnold K. Leas is the father of Gregory S. Leas.

(d)  Involvement in Certain Legal Proceedings

     Not applicable

                                 III-3

Item 10.  Executive Compensation.

The Registrant paid no compensation to its executive officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The Following table sets forth certain information, as of March 17, 1997, with respect to: (i) each person who is known by the Registrant to own beneficially more than 5% of the outstanding shares of the Registrant's Common Shares; (ii) the beneficial ownership of Common Shares by each of the directors and executive officers; and (iii) the beneficial ownership by all directors and executive officers as a group. Except as noted below, all shares are owned directly, and the owner has sole voting and investment power with respect to such shares.

Name                        Number of Shares         % of Class (1)

Principal Shareholders             73,835                 10.66%
Wellington Management
Corporation(2)
18650 W. Corporate Drive
Suite 300
Brookfield, WI  53045

Esor & Company(3)                  44,648                  6.45%
P.O. Box 19006
Green Bay, WI  54307

Trustees
Arnold K. Leas                     7,898                   1.14%

Directors
Gregory S. Leas                      362                   0.05%

All Directors and Officers         8,260                   1.19%
as a group (10 total)

(1)  Based on total outstanding Common Shares as of March 17, 1997 of
692,599.589.

(2) The principal shareholders of Wellington Management Corporation ('WMC") are: Arnold K. Leas (12.3%); Rose Marie Leas, wife of Arnold K. Leas
(14.3%); Rose Marie Leas Irrevocable Trust (14.3%); Herbert A. Geiger, John P. Hartwick, M.D.; Marion Huggins, Jr.; Jack Metz; and Milton C. Zilis (5.8% each). Mr. Leas is an officer and director of WMC. Mr. Huggins is a director of WMC.

(3)  Esor & Company is the agent of Catholic Knights Insurance Society.

Item 12.  Certain Relationships and Related Transactions.

Reference is hereby made to Note B of the Registrant's financial statements included herewith.

                                     III-4

Item 13.  Exhibits and Reports on Form 8-K.

 (a) Exhibits

Exhibit                  Description
(1)              Underwriting Agreement -
                 .1 Managing Placement Agent Agreement
                 .2 Selected Placement Agent Agreement

(3)              .1 Articles of Incorporation -
                    Declaration of Trust
                 .2 Bylaws
                 .3 Stock Recontribution Agreement

(4)              Instruments defining rights of Security
                 holders - Reference is hereby made to
                 the Declaration of Trust and Bylaws

(10)             Material Contracts:
                 .1  Advisory Agreement
                 .2  Amendments to Real Estate Sale Contract
                     (Maple Grove)
                 .3  Assignment and Assumption Agreement
                     (Maple Grove)
                 .4  Assignment of Option Agreement
                     Old Sauk)
                 .5  Apartment Management Agreement
                     (Forest Downs)
                 .6  Apartment Management Agreement (Form)
                 .7  Real Estate Sale Contract (Forest Downs)
                 .8  Real Estate Sale Contract (Lake Pointe)
                 .9  Real Estate Sale Contract (12 Unit Property)
                .10  Real Estate Sale Contract (Phase II)

(23)             Consents of Experts and Counsel:
                 .1 Grant Thornton

(99)              Additional Exhibits:
                 .1 Escrow Agreement
                 .2 Forest Downs Appraisal

*Incorporated by reference to the Registration Statement.

Shareholders may obtain a copy of any exhibit listed in Item 13(a) by writing to Robert F. Rice, Secretary of the Registrant. Reasonable expenses will be charged for copies and postage.

(b)  Reports on Form 8-K

A report on Form 8-K dated March 21, 1995 was filed on March 21, 1995 which reported the potential acquisition of Maple Grove Apartments the following financial statements relating to Maple Grove were included in the report:

                                   III-5

Maple Grove Apartment Complex
Report of Independent Certified Public Accountant dated November 14, 1994 Statements of Revenue and Certain Expenses for years ended September 30, 1992, 1993 and 1994 and for the three months ended December 31, 1993 and 1994
Note to Statements of Revenue and Certain Expenses

A report on Form 8-K dated May 3, 1995 was filed on May 3, 1995 reported the acquisition of the first 172 units of Maple Grove Apartments and included the financial statements described above.

A report on Form 8-K dated October 5, 1995 was filed on October 5, 1995 reported the acquisition of an additional 60 units at Maple Grove Apartments plus the land on which to build the final 60 units and included the financial statements above.

A report on Form 8-K dated January 10, 1996 and filed on January 15, 1996 reported the acquisition of Lake Pointe Apartments.

A report on Form 8-K dated March 4, 1996 and filed March 4, 1996 reported the acquisition of Lake Pointe Apartments and included the following financial statements:

Lake Pointe Apartments
Statements of Revenue and Certain Expenses for the years ended December 31, 1993, 1994 and 1995.
Note to Statements of Revenue and Certain Expenses.

A report on Form 8-K dated January 13, 1997 and filed on January 13, 1997 reported the acquisition of the final 12 units at Maple Grove Apartment Homes, Madison, Wisconsin.


                                   III-6

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WELLINGTON PROPERTIES TRUST

                 By:/s/Arnold K. Leas
                    Arnold K. Leas, President

Dated: March 31, 1997

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arnold K. Leas and Gregory S. Leas, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                              Title                    Date

/s/Arnold K. Leas             Chief Executive Officer and     March 31, 1997
Arnold K. Leas                Trustee (Principal Executive
                              Officer)


/s/Garret Nakama              Treasurer (Principal            March 31, 1997
Garret Nakama                 Financial and Accounting
                              Officer)


/s/Lyle Larcheid              Trustee                         March 31, 1997
Lyle Larcheid



/s/Peter Ogden                Trustee                         March 31, 1997
Peter Ogden



/s/Robert Ripp                Trustee                         March 31, 1997
Robert Ripp



/s/Gerald Sobczak            Trustee                          March 31, 1997
Gerald Sobczak