Form 10QSB
period 1997-03-31
WELLINGTON PROPERTIES TRUST
filed 1997-05-14
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

                                    or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YesX No

As of March 31, 1997 691,235.000 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format(Check one): Yes ;NoX (Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 13 pages.  There is one exhibit.

                        WELLINGTON PROPERTIES TRUST
                                FORM 10QSB
                 For the Quarter Ended March 31, 1997

                                   INDEX

PART I.   Financial Information:

Consolidated Balance Sheet - March 31, 1997   Page 3

Consolidated Statement of Operations -
three months ended March 31, 1997 (unaudited) Page 4

Consolidated Statement of Cash Flows -
three months ended March 31, 1997 (unaudited) Page 5

Notes to Financial Statements                 Page 6

Management's Discussion and Analysis or
Plan of Operations                            Page 11

PART II.  Other Information

Other Information                             Page 12

Exhibits and Reports on Form 8-K              Page 12

Signatures                                    Page 13

                                         WELLINGTON PROPERTIES TRUST
                                          CONSOLIDATED BALANCE SHEET
                                                 MARCH 31, 1997
                                                       ASSETS
                                              MARCH 31,       MARCH 31,
                                                 1997            1996
                                              (UNAUDITED)   (UNAUDITED)


RENTAL PROPERTY - AT COST
    LAND                                     $3,110,508         $3,024,247
    BUILDING                                 17,958,742         15,734,219
    APPLIANCES AND EQUIPMENT                    932,729            727,371
                                             22,001,980         19,485,838
    ACCUMULATED DEPRECIATION                   (898,713)          (381,967)
      NET PROPERTY AND EQUIPMENT             21,103,267         19,103,871

CASH                                             14,048            412,979
PREPAID EXPENSES                                271,610            143,439
OTHER                                            18,319             11,089
ORGANIZATION COSTS NET OF ACCUMULATED
    AMORTIZATION                                 68,489             70,942
                                                372,466            638,449

TOTAL ASSETS                                $21,475,733        $19,742,321

                                LIABILITIES AND EQUITY

MORTGAGE NOTE PAYABLE                       $16,832,325         $14,430,266
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES        669,204             275,217
ACCOUNTS PAYABLE - RELATED PARTY                137,417              87,352
TENANT SECURITY DEPOSITS                        136,161             125,046

TOTAL LIABILITIES                           $17,775,106         $14,917,880

EQUITY
    COMMON STOCK - 100,070,000 AUTHORIZED
      691,917 AND 691,235 SHARES ISSUED AND
      OUTSTANDING, RESPECTIVELY; PAR VALUE
      $0.01                                       6,919               6,567
    PREFERRED STOCK - 500,000 SHARES AUTHORIZED;
      NO SHARES ISSUED OR OUTSTANDING; PAR
      VALUE $0.01                                     0                  0
    ADDITIONAL PAID - IN CAPITAL              6,082,835          5,735,678
    EXCESS OF PURCHASE PRICE OVER
      AFFILIATES'S BASIS IN PROPERTY ACQUIRED  (152,615)          (152,615)
DIVIDENDS PAID                               (1,159,737)          (289,052)
ACCUMULATED DEFICIT                          (1,076,776)          (476,138)
                                              3,700,627           4,824,441

TOTAL LIABILITIES AND EQUITY                $21,475,733         $19,742,321


(SEE ACCOMPANYING NOTES)


                                      WELLINGTON PROPERTIES TRUST
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                             THREE                 THREE
                                          MONTHS ENDED          MONTHS ENDED
                                         MARCH 31, 1997         MARCH 31, 1996
                                           (UNAUDITED)            (UNAUDITED)

REVENUES
    RENTAL INCOME                           $807,559               $624,308
    INTEREST INCOME AND OTHER                    254                  3,641
    TOTAL REVENUE                           $807,812               $627,949

EXPENSES
    PROPERTY OPERATING AND
       MAINTENANCE                           183,555                150,715
     REAL ESTATE TAXES AND
       INSURANCE                             113,824                123,562
     DEPRECIATION AND AMORTIZATION           151,191                112,282
     INTEREST EXPENSE                        407,959                254,443
     GENERAL AND ADMINISTRATIVE               71,833                 67,180
     TOTAL EXPENSES                         $928,362               $708,182

     NET OPERATING INCOME/(LOSS)           ($120,550)              ($80,234)

LOSS PER COMMON SHARE:
    NET LOSS                                  ($0.17)                ($0.13)
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING              690,724                626,934


(SEE ACCOMPANYING NOTES)

                            WELLINGTON PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
              FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH MARCH 31, 1997


                                               1997                1996


CASH FLOW FROM OPERATING ACTIVITIES

    NET LOSS                              ($120,549)           ($80,234)
    ADJUSTMENTS TO RECONCILE NET LOSS
      TO NET CASH PROVIDED BY OPERATING
      ACTIVITIES:
        DEPRECIATION AND AMORTIZATION       151,191             112,282
        CHANGES IN ASSETS AND LIABILITIES
        NET OF EFFECT OF ASSETS AND
        LIABILITIES ASSUMED
        PREPAID EXPENSES                      1,554              96,471
        ACCOUNTS PAYABLE AND ACCRUED
           LIABILITIES                      (62,787)           (134,096)
        ACCOUNTS PAYABLE - RELATED PARTY    (63,269)            (14,353)
        TENANT SECURITY DEPOSITS              5,231              39,041

                                             31,920              99,345
        NET CASH PROVIDED BY OPERATING
          ACTIVITIES                       ($88,629)            $19,111

CASH FLOWS USED BY INVESTING ACTIVITIES:
  OTHER                                           0                   0
  APPLIANCE AND EQUIPMENT ACQUISITION       (17,292)         (5,492,136)
                                            (17,292)         (5,492,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENTS ON MORTGAGE NOTE PAYABLE    (676,730)             (6,485)
    MORTGAGE NOTE PAYABLE                   671,847           3,696,839
    ISSUANCE OF COMMON STOCK                 71,654           1,729,655
    DIVIDENDS PAID                         (145,510)           (102,648)
         NET CASH PROVIDED BY FINANCING
         ACTIVITIES                         (78,738)          5,317,361

         NET INCREASE IN CASH              (184,659)           (155,665)

CASH AT BEGINNING OF PERIOD                $198,706            $568,644

CASH AT END OF PERIOD                       $14,048            $412,979


                        WELLINGTON PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
         For the period January 1, 1997 through March 31, 1997
                              (Unaudited)

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Wellington Properties Trust (Trust) is a real estate investment trust organized in the state of Maryland. It was formed on March 15, 1994 to acquire, develop, own and operate investment real estate. The Trust's year end is December 31. During the quarter covered by this report, the Trust owned one 34 unit apartment complex ("Forest Downs") located in Fitchburg, Wisconsin a 72 unit apartment complex in Schofield, Wisconsin acquired on January 5, 1996 ("Lake Pointe") and a property in Madison, Wisconsin with 304 apartments ("Maple Grove") (collectively the "Properties"). It is the intention of the Trust to continue to seek well located properties for future acquisitions.

On April 10, 1997 the Trust sold Forest Downs for $2,000,000.

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

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
               For the period January 1, 1997 through March 31, 1997

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

The Trust assumed the mortgage note payable on the property of $1,856,760 (note C), and issued 167,166 shares of common stock of the Trust to Wellington Realty Income Limited Partnership 90-1 for a $1,671,660 reduction in the cash amount due.

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

Management Fees

The Trust has entered into a Property Management Agreement with Realty to serve as the Property Manager of properties owned by the Trust. The Property Manager will manage the day to day operations of properties owned by the Trust, and will receive a management fee equal to 5% of the gross rental receipts collected in connection with the operation of each property. Management fees for the period January 1, 1997 through March 31, 1997 were $39,439.62.

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
            For the period January 1, 1997 through March 31, 1997

NOTE B - RELATED PARTY TRANSACTIONS - Continued

Advisor Fees

On August 2, 1994, the Trust contracted to retain WMC to serve as Advisor to the Trust. In payment for these services, the Advisor receives a fee equal to 5% of the gross proceeds of the public stock offering, which is in process. Advisor fees for the period March 15, 1995 through December 31, 1995 were $206,555.82. Fees for the period January 1, 1996 through December 31, 1996 were $3,316.00. No Advisor fees have been paid during 1997. In addition, the Advisor is entitled to receive an Incentive Advisory Fee equal to 10% of the realized gain with respect to each sale or refinancing of property owned by the Trust. In the event a property is sold at a loss, no Incentive
Advisory Fees will be paid until the amount of the loss has been offset by gains from other sales. In addition, the Advisor is entitled to recover certain expenses including travel, legal, accounting, and insurance. Fees for services, such as legal and accounting, provided by the Advisor's employees, in the opinion of the Advisor, may not exceed fees that would have been charged by independent third parties. The initial term of the agreement ended on December 31, 1995 and was renewed automatically each year. The agreement may be terminated without cause, by either party, on 60 days written notice and by the Trust for cause immediately upon written notice.

Commission

WISC is entitled to receive a commission of 5% of the proceeds of the common stock of the Trust that it sells. Commissions paid to WISC for the year ended December 31, 1995 were $179,720.25 and for the period January 1, 1996 through December 31, 1996 were $8,224.96. No Commissions have been paid in 1997.

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
             For the period January 1, 1997 through March 31, 1997

NOTE C - MORTGAGE NOTES PAYABLE AND OTHER FINANCING

Forest Downs

The mortgage note payable at December 31, 1994 is collateralized by Forest Downs and an assignment of rents agreement. The interest rate is fixed at 8% until June 1, 1998, at which time it may be adjusted semi-annually to 3% over the monthly average cost of funds for SAIF insurance institutions from the Federal Home Loan Bank of Chicago 7th District, but never more than 12% nor less than 6%. The weighted average interest rate for the period from March 15, 1994 through December 31, 1994 and the effective rate at December 31, 1994 is 8%. The rate at March 31, 1997 was 8%. The mortgage note payable contains a provision which required that on the date the property was transferred to the real estate investment trust, the note be paid down to a balance of $887,500. The Trust obtained a waiver from the bank allowing them to delay the paydown of the note until December 31, 1997. In addition, WMC must continue as primary mortgagor until the loan paydown occurs. All other terms and conditions of the note remain unchanged. Payments are due in monthly installments of $9,759 including interest, with a final balloon payment due June 1, 2003.

Maple Grove

The mortgage payable with respect to the initial 172 units of Maple Grove is collateralized by 172 units of Maple Grove and an assignment of rents. The interest rate is the floating rate of the LIBOR 3 month index plus 2.25% adjusted quarterly. The loan matures on April 30, 1996 but may be extended for two six month period upon the payment of 1/4 % of the then outstanding principal balance. Payments are interest only. The Trust has exercised both options.

The land contract payable is with respect to Buildings 7, 8 and 9, plus land of Maple Grove and was provided by the Seller. The interest rate is prime plus 3/4% for six months at which time the rate increases to prime plus 2-3/4%. The land contract matures July 1, 1996 at which time the entire outstanding principal balance was due. The land contracts have been extended until May
7, 1997.

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

The aggregate maturities on the mortgage note payable for the five years and thereafter following December 31, 1995 are as follows:

      Forest   Lake    Maple      Maple     Maple   Maple                Total
      Downs    Pointe  Grove      Grove     Grove   Grove
                       Phase      Land      Land    Phase     Building
                         I         8&9      7&11&14  III        #10
1997 399,410 21,292  6,250,000  1,522,728 1,347,609 3,138,574 600,000 13,279,612
1998  47,838 23,029                                                       70,867
1999  51,808 24,908                                                       76,717
2000  56,108 26,941                                                       83,049
2001  60,765 29,139                                                       89,904
there
after670,980 1,713,348                                                $2,384,329

  $1,286,910 1,838,657 6,250,000 1,522,728 1,347,609 3,138,574 600,00015,984,478


Line of Credit

During 1996, the Trust obtained a line of credit for $1,000,000 with Milwaukee Western Bank. Interest-only payments are due monthly with the principal due on June 30, 1997. The interest rate is at .5% above the bank's reference rate (effective rate at March 31, 1997 of 9%). At March 31, 1997, the outstanding balance was $856,577. The line of credit is collateralized by a second mortgage on the Lake Pointe Apartment Complex and the guarantee of WMC.

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
            For the period January 1, 1997 through March 31, 1997

NOTE D - COMMITMENTS

The Trust has committed to construct the additional 60 units at Maple Grove for a cost of $3,486,600. Construction was completed on approximately August 31, 1996.

The Option Agreement referred to in Note B gives the Trust the option to purchase properties being developed by an affiliate at a capitalization rate of 9.38%.

NOTE E - COMMON STOCK

On August 2, 1994, the Board of Trustees approved an increase in the number of shares of authorized common stock of the Trust to 100,070,000 shares. As of March 31, 1997 there were 691,235.000 Common Shares outstanding.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company marketed the Common Shares until October 25, 1995 and as offering proceeds were available it acquired investment real estate. To date the Company has acquired 410 apartment units located in three properties (Forest Downs, Lake Pointe and Maple Grove). The Company has an option to purchase up to 325 units (of which only 60 have been built).

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

The first mortgage requires monthly payments of interest only and matures on May 1, 1997. The interest rate adjusts quarterly and is tied to the LIBOR Rate. The loan may be extended for one month periods upon the payment of an amount equal to 1/4 of one percent of the loan balance. The extension also requires that the loan balance be reduced to $5,962,500.

The land contract requires monthly payments of interest only and matures on May 7, 1997. The interest rate adjusts with variances in the prime interest rate and provides for an additional adjustment in the seventh month.

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

On December 30, 1996 the Company acquired the final 12 units at Maple Grove for $792,000. The Company used available cash and the proceeds of a line of credit from Milwaukee Western Bank to purchase the property.

Due to the Company's rapid expansion a comparison with comparable prior periods is not meaningful. Occupancy at the properties has remained consistant with respect to the three months ended March 31, 1997. Occupancy at Forest Downs for the period was 97.8%, Maple Grove (excluding the new 60 units) was 94.4% and Lake Pointe was 99.5%.

Until October 25, 1995, the Company offered its Common Shares to the public. The proceeds of the offering were used: (i) to reduce existing debt; (ii) to acquire additional properties; and (iii) to establish reserves as deemed appropriate.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

At its regular meeting on March 18, 1997, the Board of Trustees voted to pay a dividend to Common Shareholders with respect to the quarter ended March 31, 1997 of $.2125 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

There were no Reports filed on Form 8-K during the quarter.

                              EXHIBIT INDEX

FINANCIAL DATA SCHEDULE       EX-27

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Wellington Properties Trust


                                     By: \S\Arnold K. Leas
                                         Arnold K. Leas, President

Date:     May 13, 1997               By:  \S\Garret Nakama
                                          Garret Nakama
                                          Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer.