Form 10-Q
period 1997-06-30
WELLINGTON PROPERTIES TRUST
filed 1997-08-11
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

                                    or

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-25074

                        WELLINGTON PROPERTIES TRUST
          (Exact name of registrant as specified in its charter)

Maryland                                       39-6594066
(State or other jurisdiction of incorporation) I.R.S. Employer Identification
                                               Number)

18650 West Corporate Drive, P.O. Box 0919, Brookfield, Wisconsin     53008
Address of principal executive offices)                          (zip code)

Issuer's telephone number:  414-792-8900     Fax number:  414-792-8930

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YesX No

As of June 30, 1997 696,339.000 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format(Check one): Yes ;NoX (Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 13 pages.  There is one exhibit.

                        WELLINGTON PROPERTIES TRUST
                                FORM 10QSB
                 For the Quarter Ended June 30, 1997

                                   INDEX

PART I.   Financial Information:

Consolidated Balance Sheet - June 30, 1997     Page 3

Consolidated Statement of Operations -
six months ended June 30, 1997 (unaudited)     Page 4

Consolidated Statement of Cash Flows -
six months ended June 30, 1997 (unaudited)     Page 5

Notes to Financial Statements                  Page 6

Management's Discussion and Analysis or
Plan of Operations                             Page 11

PART II.  Other Information

Other Information                              Page 12

Exhibits and Reports on Form 8-K               Page 12

Signatures                                     Page 13

                                         WELLINGTON PROPERTIES TRUST
                                          CONSOLIDATED BALANCE SHEET
                                                 JUNE 30, 1997
                                                       ASSETS
                                              JUNE 30,       JUNE 30,
                                                1997           1996
                                              (UNAUDITED)   (UNAUDITED)


RENTAL PROPERTY - AT COST
    LAND                                     $2,775,878         $3,033,557
    BUILDING                                 16,674,817         16,634,731
    APPLIANCES AND EQUIPMENT                    804,777            728,574
                                             20,255,472         20,396,862
    ACCUMULATED DEPRECIATION                   (844,163)          (483,558)
      NET PROPERTY AND EQUIPMENT             19,411,308         19,913,304

CASH                                             91,363            286,902
PREPAID EXPENSES                                161,103            286,092
LAND CONTRACT RECEIVABLE                      1,500,000                  0
OTHER                                            34,825             28,619
ORGANIZATION COSTS NET OF ACCUMULATED
    AMORTIZATION                                250,997             70,645
                                              2,038,288            672,258

TOTAL ASSETS                                $21,449,596        $20,585,562

                                LIABILITIES AND EQUITY

MORTGAGE NOTE PAYABLE                       $16,865,209         $15,275,878
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES        601,167             428,889
ACCOUNTS PAYABLE - RELATED PARTY                 17,955             131,513
TENANT SECURITY DEPOSITS                        123,546             124,102

TOTAL LIABILITIES                           $17,607,877         $15,960,381

EQUITY
    COMMON STOCK - 100,070,000 AUTHORIZED
      699,799 AND 696,339 SHARES ISSUED AND
      OUTSTANDING, RESPECTIVELY; PAR VALUE
      $0.01                                       6,991               6,700
    PREFERRED STOCK - 500,000 SHARES AUTHORIZED;
      NO SHARES ISSUED OR OUTSTANDING; PAR
      VALUE $0.01                                     0                  0
    ADDITIONAL PAID - IN CAPITAL              6,126,979          5,856,992
    EXCESS OF PURCHASE PRICE OVER
      AFFILIATES'S BASIS IN PROPERTY ACQUIRED         0          (152,615)
DIVIDENDS PAID                               (1,154,154)         (432,693)
ACCUMULATED DEFICIT                          (1,138,097)         (653,202)
                                              3,841,719         4,625,181

TOTAL LIABILITIES AND EQUITY                $21,449,596       $20,585,562


(SEE ACCOMPANYING NOTES)


                                      WELLINGTON PROPERTIES TRUST
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                             SIX                   SIX
                                          MONTHS ENDED          MONTHS ENDED
                                         JUNE 30, 1997         JUNE 30, 1996
                                           (UNAUDITED)            (UNAUDITED)

REVENUES
    RENTAL INCOME                           $1,560,380            $1,225,036
    INTEREST INCOME AND OTHER                  192,908                 7,210
    TOTAL REVENUE                           $1,753,288            $1,232,247

EXPENSES
    PROPERTY OPERATING AND
       MAINTENANCE                             359,531               332,263
     REAL ESTATE TAXES AND
       INSURANCE                               219,066               246,524
     DEPRECIATION AND AMORTIZATION             305,131               229,796
     INTEREST EXPENSE                          760,782               535,828
     GENERAL AND ADMINISTRATIVE                138,032               145,134
     TOTAL EXPENSES                         $1,782,542            $1,489,545

     NET OPERATING INCOME/(LOSS)              ($29,254)            ($257,298)

LOSS PER COMMON SHARE:
    NET LOSS                                    ($0.04)               ($0.40)
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                694,236                645,986


(SEE ACCOMPANYING NOTES)

                            WELLINGTON PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
              FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH JUNE 30, 1997


                                               1997                1996


CASH FLOW FROM OPERATING ACTIVITIES

    NET LOSS                              ($211,903)          ($257,298)
    ADJUSTMENTS TO RECONCILE NET LOSS
      TO NET CASH PROVIDED BY OPERATING
      ACTIVITIES:
        DEPRECIATION AND AMORTIZATION       305,131             229,796
        CHANGES IN ASSETS AND LIABILITIES
        NET OF EFFECT OF ASSETS AND
        LIABILITIES ASSUMED
        PREPAID EXPENSES                    163,667             (49,360)
        ACCOUNTS PAYABLE AND ACCRUED
           LIABILITIES                     (194,093)              5,222
        ACCOUNTS PAYABLE - RELATED PARTY   (187,573)             29,808
        TENANT SECURITY DEPOSITS             (7,384)             38,097

                                             79,748             253,563
        NET CASH PROVIDED BY OPERATING
          ACTIVITIES                       (132,155)             (3,735)

CASH FLOWS USED BY INVESTING ACTIVITIES:
  PROCEEDS ON SALE OF ASSETS              1,917,227                   0
  LAND CONTRACT RECEIVABLE               (1,500,000)                  0
  APPLIANCE AND EQUIPMENT ACQUISITION       (35,665)         (6,418,785)
                                            381,562          (6,418,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENTS ON MORTGAGE NOTE PAYABLE (13,544,545)            (14,713)
    ISSUANCE OF COMMON STOCK                115,870           1,851,101
    DIVIDENDS PAID                         (292,543)           (246,288)
    PROCEEDS FROM MORTGAGE NOTE PAYABLE  13,364,469           4,550,678
         NET CASH PROVIDED BY FINANCING
         ACTIVITIES                        (356,750)          6,140,778

         NET INCREASE IN CASH              (107,343)           (281,742)

CASH AT BEGINNING OF PERIOD                 198,706             568,644

CASH AT END OF PERIOD                       $91,363            $286,902


                        WELLINGTON PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
         For the period January 1, 1997 through June 30, 1997
                              (Unaudited)

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Wellington Properties Trust (Trust) is a real estate investment trust organized in the state of Maryland. It was formed on March 15, 1994 to acquire, develop, own and operate investment real estate. The Trust's year end is December 31. During the quarter covered by this report, the Trust owned a 72 unit apartment complex in Schofield, Wisconsin acquired on January 5, 1996 ("Lake Pointe") and a property in Madison, Wisconsin with 304 apartments ("Maple Grove") (collectively the "Properties"). It is the intention of the Trust to continue to seek well located properties for future acquisitions.

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

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
               For the period January 1, 1997 through June 30, 1997

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

5.   Income Taxes

The Trust made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1995. The Trust qualifies for taxation as a REIT, and as such generally will not be subject to Federal income tax if it distributes at least 95% of its REIT taxable income (excluding capital gains) to its shareholders.

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

                      WELLINGTON PROPERTIES TRUST
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 For the period January 1, 1997 through June 30, 1997

NOTE B - RELATED PARTY TRASACTIONS - Continued

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

Management Fees

The Trust has entered into a Property Management Agreement with Realty to serve as the Property Manager of properties owned by the Trust. The Property Manager will manage the day to day operations of properties owned by the Trust, and will receive a management fee equal to 5% of the gross rental receipts collected in connection with the operation of each property. Management fees for the period January 1, 1997 through June 30, 1997 were $76,383.62.

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

                     WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For period January 1, 1997 through June 30, 1997

NOTE B - RELATED PARTY TRANSACTIONS - Continued

Commission

WISC is entitled to receive a commission of 5% of the proceeds of the common stock of the Trust that it sells. Commissions paid to WISC for the year ended December 31, 1995 were $179,720.25 and for the period January 1, 1996 through December 31, 1996 were $8,224.96. No Commissions have been paid in 1997.

NOTE C - MORTGAGE NOTES PAYABLE AND OTHER FINANCING

Forest Downs

The mortgage note payable at December 31, 1994 is collateralized by Forest Downs and an assignment of rents agreement. The interest rate is fixed at 8% until June 1, 1998, at which time it may be adjusted semi-annually to 3% over the monthly average cost of funds for SAIF insurance institutions from the Federal Home Loan Bank of Chicago 7th District, but never more than 12% nor less than 6%. The weighted average interest rate for the period from March 15, 1994 through December 31, 1994 and the effective rate at December 31, 1994 is 8%. The rate at June 30, 1997 was 8%. The mortgage note payable contains a provision which required that on the date the property was transferred to the real estate investment trust, the note be paid down to a balance of $887,500. The Trust obtained a waiver from the bank allowing them to delay the paydown of the note until December 31, 1997. In addition, WMC must continue as primary mortgagor until the loan paydown occurs. All other terms and conditions of the note remain unchanged. Payments are due in monthly installments of $9,759 including interest, with a final balloon payment due June 1, 2003.

Maple Grove

The mortgage payable with respect to Maple Grove is collateralized by Maple Grove and an assignment of rents. The interest rate is fixed at 8.095%. Payments are due in monthly installments of principal and interest of $95,516.53 with a final Balloon payment due June 1, 2004.

                         WELLINGTON PROPERTIES TRUST
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 For the period January 1, 1997 through June 30, 1997

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

The aggregate maturities on the mortgage note payable for the five years and thereafter following December 31, 1996 are as follows:

                  Forest        Lake       Maple       Total
                  Downs        Pointe      Grove
1997            399,410        21,292      51,810     472,512
1998             47,838        23,029     110,106     180,973
1999             51,808        24,908     119,358     196,074
2000             56,108        26,941     129,386     212,436
2001             60,765        29,139     140,258     230,162
thereafter      670,980     1,713,348   12,349,781 14,734,110

              1,286,910     1,838,657   12,900,700 16,026,267


Line of Credit

During 1996, the Trust obtained a line of credit for $1,000,000 with Milwaukee Western Bank. Interest-only payments are due monthly with the principal due on December 31, 1997. The interest rate is at .5% above the bank's reference rate (effective rate at March 31, 1997 of 9%). At June 30, 1997, the outstanding balance was $856,577. The line of credit is collateralized by a second mortgage on the Lake Pointe Apartment Complex and the guarantee of WMC.

NOTE D - COMMITMENTS

None

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
            For the period January 1, 1997 through June 30, 1997

NOTE E - COMMON STOCK

On August 2, 1994, the Board of Trustees approved an increase in the number of shares of authorized common stock of the Trust to 100,070,000 shares. As of March 31, 1997 there were 691,235.000 Common Shares outstanding.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company marketed the Common Shares until October 25, 1995 and as offering proceeds were available it acquired investment real estate. To date the Company has acquired 410 apartment units located in three properties (Forest Downs, Lake Pointe and Maple Grove). On April 10, 1997, the Trust sold Forest Downs for $2,000,000.

On May 1, 1995 the Company acquired 172 apartment units at Maple Grove. The property was 96.5% occupied on that date. On June 30, 1995 the Company acquired an additional 36 units at Maple Grove. On October 2, 1995 it acquired an additional 24 units at Maple Grove, plus land and plans for an additional 60 units. Construction of the final 60 units at Maple Grove was completed on approximately August 31, 1996. On December 30, 1996 the Company acquired the last 12 units at Maple Grove for $792,000. The Company used available cash and the proceeds of a line of credit from Milwaukee Western Bank to purchase the property.

On April 10, 1997, the Trust sold Forest Downs for $2,000,000.

The Company acquired Lake Pointe Apartments in January 1996 by an assumption of debt and issuance of its stock to the owners. Lake Pointe consists of 72 units.

Due to the Company's rapid expansion a comparison with comparable prior periods is not meaningful. Occupancy at the properties has remained consistant with respect to the six months ended June 30, 1997. Occupancy at Maple Grove was 90.8% and Lake Pointe was 95.1%.

Until October 25, 1995, the Company offered its Common Shares to the public. The proceeds of the offering were used: (i) to reduce existing debt; (ii) to acquire additional properties; and (iii) to establish reserves as deemed appropriate.

With Maple Grove nearing stabalized occupancy, Management is aggressively pursuing additional acquisition opportunities. There are ongoing negotiations with respect to several properties.

On May 6, 1997 the Company obtained permanent financing with respect to Maple Grove in the amount of $12,900,700. The loan provides for monthly payments of principal and interest based on a 30 year amortization schedule with a Balloon at the end of the seventh year. Interest is fixed at 8.095% per annum for the term of the loan.

The proceeds from the sale of Forest Downs were used to retire the first mortgage with respect to Forest Downs and to reduce the line of credit with Milwaukee Western Bank and various accrued payables.

                          WELLINGTON PROPERTIES TRUST
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   For the period January 1, 1997 through June 30, 1997

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

At its regular meeting on June 24, 1997, the Board of Trustees voted to pay a dividend to Common Shareholders with respect to the quarter ended June 30, 1997 of $.2125 per share.

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


                                     Wellington Properties Trust


                                     By:  \S\Arnold K. Leas
                                          Arnold K. Leas, President

Date:     August 11, 1997             By:  \S\Garret Nakama
                                          Garret Nakama
                                          Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer.