Form 10QSB/A
period 1997-06-30
WELLINGTON PROPERTIES TRUST
filed 1997-09-03
CIK 928953

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


(SEE ACCOMPANYING NOTES)

                            WELLINGTON PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
              FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH JUNE 30, 1997


                                               1997                1996


CASH FLOW FROM OPERATING ACTIVITIES

    NET LOSS                               ($29,254)          ($257,298)
    ADJUSTMENTS TO RECONCILE NET LOSS
      TO NET CASH PROVIDED BY OPERATING
      ACTIVITIES:
        GAIN ON SALE OF ASSET              (182,649)
        DEPRECIATION AND AMORTIZATION       305,131             229,796
        CHANGES IN ASSETS AND LIABILITIES
        NET OF EFFECT OF ASSETS AND
        LIABILITIES ASSUMED
        PREPAID EXPENSES                    163,667             (49,360)
        ACCOUNTS PAYABLE AND ACCRUED
           LIABILITIES                     (194,093)              5,222
        ACCOUNTS PAYABLE - RELATED PARTY   (187,573)             29,808
        TENANT SECURITY DEPOSITS             (7,384)             38,097

                                             79,748             253,563
        NET CASH PROVIDED BY OPERATING
          ACTIVITIES                       (132,155)             (3,735)

CASH FLOWS USED BY INVESTING ACTIVITIES:
  PROCEEDS ON SALE OF ASSETS              1,917,227                   0
  LAND CONTRACT RECEIVABLE               (1,500,000)                  0
  APPLIANCE AND EQUIPMENT ACQUISITION       (35,665)         (6,418,785)
                                            381,562          (6,418,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENTS ON MORTGAGE NOTE PAYABLE (13,544,545)            (14,713)
    ISSUANCE OF COMMON STOCK                115,870           1,851,101
    DIVIDENDS PAID                         (292,543)           (246,288)
    PROCEEDS FROM MORTGAGE NOTE PAYABLE  13,364,469           4,550,678
         NET CASH PROVIDED BY FINANCING
         ACTIVITIES                        (356,750)          6,140,778

         NET INCREASE IN CASH              (107,343)           (281,742)

CASH AT BEGINNING OF PERIOD                 198,706             568,644

CASH AT END OF PERIOD                       $91,363            $286,902


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

                         WELLINGTON PROPERTIES TRUST
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 For the period January 1, 1997 through June 30, 1997

Lake Pointe

As of January 5, 1996, Wellington Properties Trust was liable on a mortgage note payable of $1,856,760. The note requres monthly payments of $13,770 including interest at 7.87%. Beginning July 1998, the monthly payment amount and interest rate will be adjusted semi-annually to a rate of 3% over prime with a maximum interest rate of 12% and a minimum interest rate of 6%. The mortgage is due July 2003 and is secured by the rental property and an assignment of rents.

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


Line of Credit

During 1996, the Trust obtained a line of credit for $1,000,000 with Milwaukee Western Bank. Interest-only payments are due monthly with the principal due on December 31, 1997. The interest rate is at .5% above the bank's reference rate (effective rate at June 30, 1997 of 9%). At June 30, 1997, the outstanding balance was $856,577. The line of credit is collateralized by a second mortgage on the Lake Pointe Apartment Complex and the guarantee of WMC.

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


                                     Wellington Properties Trust


                                     By:  \S\Arnold K. Leas
                                          Arnold K. Leas, President

Date:     September 2, 1997          By:  \S\Garret Nakama
                                          Garret Nakama
                                          Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer.