Form 10QSB
period 1997-09-30
WELLINGTON PROPERTIES TRUST
filed 1997-11-05
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

                                    or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YesX No

As of September 30, 1997 704,852.112 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format(Check one): Yes ;NoX (Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 13 pages.  There is one exhibit.

                        WELLINGTON PROPERTIES TRUST
                                FORM 10QSB
                 For the Quarter Ended September 30, 1997

                                   INDEX

PART I.   Financial Information:

Consolidated Balance Sheet - September 30, 1997      Page 3

Consolidated Statement of Operations -
nine months ended September 30, 1997 (unaudited)     Page 4

Consolidated Statement of Cash Flows -
nine months ended September 30, 1997 (unaudited)     Page 5

Notes to Financial Statements                        Page 6

Management's Discussion and Analysis or
Plan of Operations                                   Page 11

PART II.  Other Information

Other Information                                    Page 12

Exhibits and Reports on Form 8-K                     Page 12

Signatures                                           Page 13

                                         WELLINGTON PROPERTIES TRUST
                                          CONSOLIDATED BALANCE SHEET
                                                 SEPTEMBER 30, 1997
                                                       ASSETS
                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                 1997              1996
                                              (UNAUDITED)       (UNAUDITED)


RENTAL PROPERTY - AT COST
    LAND                                     $2,775,878         $3,033,557
    BUILDING                                 16,674,817         17,432,250
    APPLIANCES AND EQUIPMENT                    837,050            728,574
                                             20,287,745         21,194,381
    ACCUMULATED DEPRECIATION                   (977,180)          (585,160)
      NET PROPERTY AND EQUIPMENT             19,310,565         20,609,221

CASH                                             74,954            168,073
PREPAID EXPENSES                                249,977            414,214
LAND CONTRACT RECEIVABLE                              0                  0
OTHER                                            33,931             21,052
ORGANIZATION COSTS NET OF ACCUMULATED
    AMORTIZATION                                230,218             78,823
                                                589,079            682,162

TOTAL ASSETS                                $19,899,644        $21,291,383

                                LIABILITIES AND EQUITY

MORTGAGE NOTE PAYABLE                       $15,422,902         $16,054,269
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES        670,141             599,915
ACCOUNTS PAYABLE - RELATED PARTY                 23,081             158,121
TENANT SECURITY DEPOSITS                        120,286             128,295

TOTAL LIABILITIES                           $16,236,409         $16,940,600

EQUITY
    COMMON STOCK - 100,070,000 AUTHORIZED
      708,552 AND 704,852 SHARES ISSUED AND
      OUTSTANDING, RESPECTIVELY; PAR VALUE
      $0.01                                       7,060               6,778
    PREFERRED STOCK - 500,000 SHARES AUTHORIZED;
      NO SHARES ISSUED OR OUTSTANDING; PAR
      VALUE $0.01                                     0                  0
    ADDITIONAL PAID - IN CAPITAL              6,195,947          6,087,876
    EXCESS OF PURCHASE PRICE OVER
      AFFILIATES'S BASIS IN PROPERTY ACQUIRED         0          (152,615)
DIVIDENDS PAID                               (1,278,999)         (727,538)
ACCUMULATED DEFICIT                          (1,260,773)         (863,718)
                                              3,663,235         4,350,784

TOTAL LIABILITIES AND EQUITY                $19,899,644       $21,291,383


(SEE ACCOMPANYING NOTES)


                                      WELLINGTON PROPERTIES TRUST
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                             SIX                   SIX
                                          MONTHS ENDED          MONTHS ENDED
                                       SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                           (UNAUDITED)            (UNAUDITED)

REVENUES
    RENTAL INCOME                           $2,242,005            $1,859,590
    INTEREST INCOME AND OTHER                  209,230                 7,859
    TOTAL REVENUE                           $2,451,236            $1,867,449

EXPENSES
    PROPERTY OPERATING AND
       MAINTENANCE                             550,207               516,784
     REAL ESTATE TAXES AND
       INSURANCE                               325,035               369,485
     DEPRECIATION AND AMORTIZATION             453,927               349,924
     INTEREST EXPENSE                        1,073,217               887,519
     GENERAL AND ADMINISTRATIVE                200,781               211,551
     TOTAL EXPENSES                         $2,603,166            $2,335,263

     NET OPERATING INCOME/(LOSS)             ($151,931)            ($467,814)

LOSS PER COMMON SHARE:
    NET LOSS                                    ($0.22)               ($0.71)
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                696,642                656,165


(SEE ACCOMPANYING NOTES)

                            WELLINGTON PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
              FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH JUNE 30, 1997


                                               1997                1996


CASH FLOW FROM OPERATING ACTIVITIES

    NET LOSS                              ($151,931)          ($467,814)
    ADJUSTMENTS TO RECONCILE NET LOSS
      TO NET CASH PROVIDED BY OPERATING
      ACTIVITIES:
        GAIN ON SALE                       (182,649)                  0
        DEPRECIATION AND AMORTIZATION       453,927             349,924
        CHANGES IN ASSETS AND LIABILITIES
        NET OF EFFECT OF ASSETS AND
        LIABILITIES ASSUMED
        PREPAID EXPENSES                     81,193            (113,498)
        ACCOUNTS PAYABLE AND ACCRUED
           LIABILITIES                     (101,961)            119,832
        ACCOUNTS PAYABLE - RELATED PARTY   (187,953)             56,416
        TENANT SECURITY DEPOSITS            (10,644)             42,964

                                             51,912             454,964
        NET CASH USED IN OPERATING
          ACTIVITIES                       (100,018)            (12,850)

CASH FLOWS USED BY INVESTING ACTIVITIES:
  PROCEEDS ON SALE OF ASSETS              1,917,227                   0
  LAND CONTRACT RECEIVABLE                        0                   0
  APPLIANCE AND EQUIPMENT ACQUISITION       (62,938)         (7,243,010)
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES:                     1,854,289          (7,243,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENTS ON MORTGAGE NOTE PAYABLE (14,854,048)            (23,105)
    ISSUANCE OF COMMON STOCK                184,907           1,929,449
    DIVIDENDS PAID                         (440,546)           (388,517)
    PROCEEDS FROM MORTGAGE NOTE PAYABLE  13,231,664           5,337,462
         NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES            (1,878,023)          6,855,289

         NET DECREASE IN CASH              (123,752)           (400,571)

CASH AT BEGINNING OF PERIOD                 198,706             568,644

CASH AT END OF PERIOD                       $74,954            $168,073


                        WELLINGTON PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
         For the period January 1, 1997 through September 30, 1997
                              (Unaudited)

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

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
               For the period January 1, 1997 through September 30, 1997

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

Acquisition of Forest Downs

Forest Downs was acquired by Wellington Management Corporation on May 19, 1993, as an operating property. On March 31, 1994, Wellington Management Corporation sold Forest Downs to the Trust at a cost of $1,890,000. On April 10, 1997, the Trust sold Forest Downs for $2,000,000.

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

Due to the common control, the Trust's basis in Forest Downs was the same as WMC's basis. The historical cost basis of the assets purchased from WMC, including accumulated depreciation of $40,055, are reflected on the balance sheet of the Trust. The $152,615 excess of the purchase price over WMC's basis has been recorded as a reduction of stockholders' equity.

Acquisition of Lake Pointe

On January 5, 1996, Wellington Properties Trust purchased the apartment complex from a related party, Wellington Realty Income Limited Partnership 90-1, for $3,600,000.

                      WELLINGTON PROPERTIES TRUST
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 For the period January 1, 1997 through September 30, 1997

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

Management Fees

The Trust has entered into a Property Management Agreement with Realty to serve as the Property Manager of properties owned by the Trust. The Property Manager will manage the day to day operations of properties owned by the Trust, and will receive a management fee equal to 5% of the gross rental receipts collected in connection with the operation of each property. Management fees for the period January 1, 1997 through September 30, 1997 were $109,219.56.

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

                     WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For period January 1, 1997 through September 30, 1997

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

NOTE C - MORTGAGE NOTES PAYABLE AND OTHER FINANCING

Forest Downs

The mortgage note payable at December 31, 1994 is collateralized by Forest Downs and an assignment of rents agreement. The interest rate is fixed at 8% until June 1, 1998, at which time it may be adjusted semi-annually to 3% over the monthly average cost of funds for SAIF insurance institutions from the Federal Home Loan Bank of Chicago 7th District, but never more than 12% nor less than 6%. The weighted average interest rate for the period from March 15, 1994 through December 31, 1994 and the effective rate at December 31, 1994 is 8%. The rate at June 30, 1997 was 8%. The mortgage note payable contains a provision which required that on the date the property was transferred to the real estate investment trust, the note be paid down to a balance of $887,500. The Trust obtained a waiver from the bank allowing them to delay the paydown of the note until December 31, 1997. In addition, WMC must continue as primary mortgagor until the loan paydown occurs. All other terms and conditions of the note remain unchanged. Payments are due in monthly installments of $9,759 including interest, with a final balloon payment due June 1, 2003. The note was repaid in full in July 1997.

Maple Grove

The mortgage payable with respect to Maple Grove is collateralized by Maple Grove and an assignment of rents. The interest rate is fixed at 8.095%. Payments are due in monthly installments of principal and interest of $95,516.53 with a final Balloon payment due June 1, 2004.

                         WELLINGTON PROPERTIES TRUST
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
          For the period January 1, 1997 through September 30, 1997

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

The aggregate maturities on the mortgage note payable for the five years and thereafter following December 31, 1996 are as follows:

                          Lake       Maple       Total
                         Pointe      Grove
1997                    21,292      51,810     472,512
1998                    23,029     110,106     180,973
1999                    24,908     119,358     196,074
2000                    26,941     129,386     212,436
2001                    29,139     140,258     230,162
thereafter           1,713,348   12,349,781 14,734,110

                     1,838,657   12,900,700 16,026,267


Line of Credit

During 1996, the Trust obtained a line of credit for $1,000,000 with Milwaukee Western Bank. Interest-only payments are due monthly with the principal due on December 31, 1997. The interest rate is at .5% above the bank's reference rate (effective rate at September 30, 1997 of 9%). At September 30, 1997, the outstanding balance was $725,000. The line of credit is collateralized by a second mortgage on the Lake Pointe Apartment Complex and the guarantee of WMC.

NOTE D - COMMITMENTS

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
            For the period January 1, 1997 through September 30, 1997

NOTE E - COMMON STOCK

On August 2, 1994, the Board of Trustees approved an increase in the number of shares of authorized common stock of the Trust to 100,070,000 shares. As of September 31, 1997 there were 704,852.112 Common Shares outstanding.

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

Due to the Company's rapid expansion a comparison with comparable prior periods is not meaningful. Occupancy at the properties has remained consistant with respect to the six months ended September 30, 1997. Occupancy at Maple Grove was 90% and Lake Pointe was 98.2%.

Until October 25, 1995, the Company offered its Common Shares to the public. The proceeds of the offering were used: (i) to reduce existing debt; (ii) to acquire additional properties; and (iii) to establish reserves as deemed appropriate.

With Maple Grove nearing stabalized occupancy, Management is aggressively pursuing additional acquisition opportunities. There are ongoing negotiations with respect to several properties. Management is also negotiating a credit facility to be used to fund acquisitions with a major finanical institution.

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

                          WELLINGTON PROPERTIES TRUST
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   For the period January 1, 1997 through September 30, 1997

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

At its regular meeting on September 23, 1997, the Board of Trustees voted to pay a dividend to Common Shareholders with respect to the quarter ended September 30, 1997 of $.1750 per share.

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


                                     Wellington Properties Trust


                                     By:  \S\Arnold K. Leas
                                          Arnold K. Leas, President

Date:     November 5, 1997           By:  \S\Garret Nakama
                                          Garret Nakama
                                          Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer.