Form 10KSB
period 1997-12-31
WELLINGTON PROPERTIES TRUST
filed 1998-03-27
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 1997

                    Commission File Number:  33-82888C

                        WELLINGTON PROPERTIES TRUST
          (Exact name of registrant as specified in its charter)

               Maryland                      39-6594066
     (State or other jurisdiction of incorporation)         (I.R.S. Employer
Identification Number)


18650 W. Corporate Drive, Suite 300, P.O. Box 0919, Brookfield, Wisconsin 53008-0919

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

State issuer's revenues for its most recent fiscal year:  $3,180,986

Aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the market price as of March 17, 1998 -
$5,761,602.64

Number of shares of Common Stock outstanding as of March 17, 1998 - 720,200.33

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:  None

Transitional Small Business Disclosure Format(Check one): Yes ;NoX (Added by Exch Act Rel No. 31905, eff 4/26/93.)






                        WELLINGTON PROPERTIES TRUST
                             1997 FORM 10-KSB

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

Item 4    Submission of Matters to a Vote of Securities Holders        I-2

PART II

Item 5    Market for Common Equity and Related
          Security Holder Matters                                      II-1

Item 6    Management's Discussion and Analysis or Plan of Operation    II-1

Item 7    Financial Statements                                         II-4

Item 8    Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure                                     II-4

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons,
          Compliance With Section 16(a) of the Exchange Act           III-1

Item 10   Executive Compensation                                      III-3

Item 11   Security Ownership of Certain Beneficial Owners
          and Management                                              III-3

Item 12   Certain Relationships and Related Transactions              III-4

Item 13   Exhibits and Reports on Form 8-K                            III-4

SIGNATURES


                                    (i)

                                  PART I
Item 1.   Description of Business.

     Wellington Properties Trust (the "Company") is a Maryland real estate investment trust formed on March 15, 1994 under the Maryland real estate investment trust law. The Company was formed to acquire, operate and hold income producing investment real estate. The Company had 696,173.116 common shares ("Common Shares") outstanding as of December 31, 1997 initially sold pursuant to a Registration Statement on Form SB-2, effective October 25, 1994 under the Securities Act of 1933 (Registration No. 33-82888C.) The Registration Statement, including amendments and exhibits and the Definitive Prospectus dated October 25, 1994, (the "Prospectus") together with all amendments and supplements thereto is incorporated by reference.

     The public offering was terminated on October 25, 1995.

     On January 5, 1996, the Company acquired a 72 unit apartment community located in Schofield, Wisconsin ("Lake Pointe") in exchange for the assumption of $1,858,342.07 of debt and 167,700 Common Shares.

     On December 30, 1996 the Company acquired the final 12 units at Maple Grove Apartments in Madison, Wisconsin.

     On April 10, 1997 the Company sold Forest Downs Apartments in Fitchburg, Wisconsin for $2,000,000.

     Properties owned by the Company will compete with other rental properties in the Madison, Wisconsin area. The Company is well positioned in the market and intends to continue offering apartment homes designed to appeal to a broad cross section of the population.

     On December 31, 1997 the Company had 10 employees.

Item 2.   Description of Property.

     As of December 31, 1997 the Company had acquired an interest in the properties described below. The transactions were described in the Prospectus, Post Effective Amendment No. 1 and Forms 8-K dated March 21, 1995, May 3, 1995, October 5, 1995, January 10, 1996, March 4, 1996 and January 13, 1997 all of which are incorporated herein by reference.

     Location                 Description of Property/Ownership Interest
Madison, Wisconsin            Maple Grove Apartments, 304 unit apartment
                              community.

                              The Company owns all of the stock of Maple Grove Apartment Homes, Inc. which holds a fee simple interest in this property.

Schofield, Wisconsin          Lake Pointe Apartments, 72 unit apartment
                              community.

                              The Company owns all of the stock of Lake Pointe

                              Apartment Homes, Inc. which holds a fee simple interest in this property.

      On December 31, 1997 Maple Grove Apartments was encumbered by a mortgage which secured a mortgage note payable to American Property Financing, Inc. in the amount of $12,848,890. Lake Pointe Apartments were also encumbered by a mortgage note payable to Marshall & Ilsley Bank in the principal amount of $1,838,656.82. Reference is hereby made to Note D of the Company's financial statements included herewith.

      The Properties are generally occupied under leases having a term of one year or less.

     The Properties are all less than 7 years old and therefore there are no plans for improvements or renovations.

     In the opinion of Management the Properties are adequately insured.

Item 3.   Legal Proceedings.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a) The Company is listed on NASDAQ. The Company has been assigned the symbol WLPT. The NASDAQ Stock Market or NASDAQ is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transactions and a range of informational services tailored to the needs of the securities industry, investors and issuers.

          The NASDAQ Stock Market consists of two distinct market tiers: the NASDAQ National Market and the NASDAQ SmallCap Market. The NASDAQ Stock Market is operated by The NASDAQ Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

     (b) As of December 31, 1997, the Company has issued 696,173.116 shares of Common Stock (612,290.516 to the public and 83,882.600 to an affiliate). As of December 31, 1997 there were approximately 530 holders of record.

     (c) The Company declared quarterly distributions to holders of record equal to $.2125 for the first two quarters of 1997 and dividends equal to $.1750 for the last two quarters.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with financial statements and notes thereto included elsewhere in this Form 10-KSB.

     The Company completed its initial offering and acquisition stage on October 25, 1995. construction of the final 60 units at Maple Grove were completed in the Summer of 1996 and stabilized occupancy was not achieved until Spring of 1997 and thus operational results for 1997 should not be considered indicative of future results.

Plan of Operation - Business

     On January 1, 1997 the Company owned the following properties:

          Property       Units          Location
          Forest Downs      34          Fitchburg, WI
          Lake Pointe       72          Schofield, WI
          Maple Grove      304          Madison, WI

     On April 10, 1997 Forest Downs was sold to an independent third party for $2,000,000. The Company originally paid $1,890,000 for Forest Downs including a brokerage commission of $115,000 and expense reimbursement of
$47,250.   The proceeds from the sale were used to reduce debt and for working capital.

     Occupancy at Maple Grove stabilized by the middle of 1997. Lake Pointe will continue to be owned and operated by the Company consistent with prior operations.

     The Company will continue to look for opportunities to acquire quality apartment communities located in the State of Wisconsin and elsewhere.

Results of Operations

     The Company's net income is generated primarily from the operation of its apartment communities. At December 31, 1997 the portfolio consisted of the following:

          Property         Units        Location
          Maple Grove      304          Madison, WI
          Lake Pointe       72          Schofield, WI

     As previously noted, occupancy at Maple Grove did not stabilize until mid-1997. Nonetheless revenues (excluding) the gain from the sale of Forest Downs increased 17.7% over 1996 while expenses increased less than 5% and cash flow increased 46.8%. The following summary should be read in conjunction with the financial statements included elsewhere in this report.

                         Historical Year Ended December 31,
INCOME:                     1996                  1997
Base Rent                   2,967,435            3,256,529
Garage Income                  18,881               24,978
Pet Fees                       10,494               14,499
Laundry Income                 21,671               23,156
Security Settlement Income     23,841               20,768
Miscellaneous                  31,621               72,924
Gain on Sale of Assets              0              166,753
Interest Income                 9,176               33,443
Uncollectible Rent             (4,728)             (19,294)
Vacancy                      (348,688)            (267,261)
Rent Concessions             (168,318)            (145,510)
Total Revenue               2,561,386            3,180,986

EXPENSES:
Operating Expenses            714,074             734,313
Real Estate Taxes             369,493             402,462
Replacements                   29,788              49,851
Main Office                    89,892              56,855
Administration Fees            54,993              64,092
Management Fees               125,074             144,355
Total Expenses              1,383,314           1,451,928

Cash Flow from Operations   1,178,071           1,729,058
Net Cash Flow Growth                                46.8%

Liquidity and Capital Resources

Liquidity

     The Company's net cash provided by operating activities decreased from $68,537 in 1996 to $(5,180) in 1997. Cash on hand at December 31, 1997 was
$113,945.

     The Company has elected to be taxed as a Real Estate Investment Trust
("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1995. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income. As a REIT, the Company generally will not be subject to federal income tax on net income.

     At December 31, 1997, the Company had total indebtedness of $15,466,255 of which $14,666,255 is conventional mortgage financing and $800,000 is a line of credit with Milwaukee Western Bank.

     The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings if necessary and expects to meet long-term liquidity requirements, such as scheduled debt maturities, through long term secured and unsecured borrowings and the issuance of debt or equity securities of the Company.

Long Term Financing

     In May 1997 the Company obtained long term Fannie Mae financing with respect to Maple Grove. The loan was in the initial principal amount of $12,900,700 with interest fixed at 8.09% per annum and payments over a 30 year amortization schedule. The loan matures in June 2004.

     In March 1998 the Company obtained long term financing with respect to Lake Pointe. The loan was in the initial principal amount of $2,750,000 with interest fixed at 7.6% per annum and payments over a 30 year amortization schedule. The loan matures in February 2008. The loan proceeds were also used to reduce the line of credit with Milwaukee Western Bank to $300,000.

Credit Facility

     In March 1998 the Company entered into a credit facility with Credit
Suisse First Boston to provide up to $17 million (less $2,750,000 allocated to Lake Pointe) of financing to acquire additional properties. The Company will be permitted to borrow amounts at the one month LIBOR rate plus 325 basis points. The loan has a two year term.

     In February 1998 the Company entered into a contract to purchase 144, unit apartment community in Des Moines, Iowa from an independent third party. It is anticipated that the acquisition will be funded by the Credit Facility. The
Credit Facility further provides for conversion to long term financing upon the happening of certain events, including achieving debt service coverages described in the Loan Agreement.

Dividend Reinvestment Plan

     The dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company, for the market price on the date of purchase.

Inflation

     The Company leases apartments to its tenants under lease terms which generally do not exceed 12 months. Management believes that such short term
Lease contracts lessen the impact of inflation due to the ability to adjust rates to market levels as leases expire. Most leases allow for early termination by the lessee upon payment of a substantial premium.

Item 7.   Financial Statements.


                                FINANCIAL STATEMENTS AND
                                 REPORT OF INDEPENDENT
                             CERTIFIED PUBLIC ACCOUNTANTS

                            WELLINGTON PROPERTIES TRUST
                                  AND SUBSIDIARY

                                 December 31, 1997

                                  C O  N T E N T S


                                                                        Page


Report Of Independent Certified Public Accountants                       III-8

Financial Statements

Consolidated Balance Sheet                                               III-9

Consolidated Statements Of Operations                                    III-10

Consolidated Statement Of Stockholders' Equity                           III-11

Consolidated Statements Of Cash Flows                                    III-16

Notes To Consolidated Financial Statements                               III-18


                               REPORT OF INDEPENDENT
                           CERTIFIED PUBLIC ACCOUNTANTS



                            To the Board of Trustees
                           Wellington Properties Trust

We have audited the accompanying consolidated balance sheet of Wellington
Properties Trust and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellington
Properties Trust and Subsidiary as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


/S/ GRANT THORNTON LLP


Fond du Lac, Wisconsin
February 19, 1998 (except for Notes E and F, as to which the date is March 6, 1998)

This page intentionally left blank.



                 Wellington Properties Trust and Subsidiary

                        CONSOLIDATED BALANCE SHEET

                           December 31, 1997



ASSETS

Rental property - at cost (notes A2, B, C, D and E)
Land and land improvements                                  $  2,793,582
Buildings                                                     16,674,817
Appliances and equipment                                         838,325
                                                              20,306,724

Accumulated depreciation                                      (1,113,573)
                                                              19,193,151


Cash                                                              113,945
Rent receivable                                                    19,945
Prepaid expenses                                                   36,483
Property tax and other escrow                                     204,404
Organization costs and loan fees, net of accumulated
amortization of $154,657 (note A3)
                                                                  217,029

Total assets                                                  $19,784,957




The accompanying notes are an integral part of this statement.


LIABILITIES AND EQUITY

Line of credit (note E)                                      $     800,000
Mortgage notes payable (notes C and D)                          14,666,255
Accounts payable
Trade                                                               40,538
Related party                                                       19,373
                                                                    59,911
Tenant security deposits                                           121,460
Deferred rental revenue                                             90,996
Accrued liabilities
Property taxes                                                     324,540
Interest                                                           106,712
Other                                                               13,066
                                                                   444,318

Cash dividends declared                                            124,571
                                                                16,307,511

Stockholders' Equity
Common stock - authorized, 100,070,000 shares of $.01
par value; issued, 714,833 shares                                   7,148
Preferred stock - authorized, 500,000 shares of $.01 par
value; no shares issued or outstanding                                  -
Additional paid-in capital                                      6,286,053
Accumulated deficit                                            (2,787,991)
                                                                3,505,210
Less cost of 3,000 shares of  common stock in treasury            (27,764)
                                                                3,477,446

Total liabilities and equity                                  $19,784,957

                                      II-9

                      Wellington Properties Trust and Subsidiary

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended December 31,



                                                        1997          1996
Revenues (note A4)
Rental income                                       $2,980,800     $2,556,938
Gain on sale of rental property                        166,753         -
Interest income and other                               33,443          9,176
                                                     3,180,996      2,566,114

Expenses
Property, operating and maintenance                    656,591        611,544
Advertising and promotion                               68,491         66,823
Property taxes and insurance                           430,057        396,497
Depreciation and amortization                          606,388        552,412
Interest expense                                     1,398,457      1,338,919
General and administrative                             296,591        312,857
                                                     3,456,575      3,279,052

NET LOSS                                            $ (275,579)    $ (712,938)


Loss per common share
Net loss                                          $       (.39)    $    (1.07)
Weighted average number of common shares
outstanding (note A6)                                  713,091       663,247


The accompanying notes are an integral part of these statements.

               Wellington Properties Trust and Subsidiary

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               Years ended December 31, 1997 and 1996

                                                        Excess of purchase
                                        Additional    price over affiliate's
                   Common   Preferred     paid-in       basis in property
                   stock     stock        capital           acquired


Balance at
January 1, 1996    $4,830   $    -        $4,007,760         $(152,615)

Cash dividends
declared               -         -              -                 -

Issuance of common
stock in connection
with public offering,
less syndication
costs of $11,619      346       -             340,323              -

Issuance of 167,166
shares of common
stock in connection
with Lake Pointe
purchase (note B)   1,672       -          1,669,988               -

Cost of 682
shares of common
stock acquired for
treasury                -        -             -                   -

Net loss                -        -             -                   -

Balance at
December 31, 1996    6,848       -         6,018,071          (152,615)


The accompanying notes are an integral part of this statement.

                                    Accumulated       Treasury
                                      deficit          deficit    Total

Balance at January 1, 1996           $  (684,957)     $     -   $3,175,018

Cash dividends delcared                  (571,035)          -     (571,035)

Issuance of common stock in
connection with public offering,
less syndication costs of $11,619             -             -      340,669

Issuance of 167,166 shares of
common stock in connection with
Lake Pointe purchase (note B)                 -             -    1,671,660

Cost of 682 shares of common
stock acquired for treasury                   -         (6,818)     (6,818)

Net loss                                  (712,938)         -     (712,938)

Balance at December 31, 1996            (1,968,930)      (6,818) 3,896,556

                                  II-12

                   Wellington Properties Trust and Subsidiary

                     Years ended December 31, 1997 and 1996



                                                      Excess of purchase
                                      Additional     price over affiliate's
                 Common    Preferred   paid-in         basis in property
                  stock      stock     capital             acquired

Balance at
December 31, 1996  $6,848    $     -   $6,018,071           $(152,615)

Cash dividends
declared               -           -          -                  -

Issuance of common
stock in connection
with dividend
reinvestments         307          -      274,793                -

Release of the
excess of purchase
price over affiliate's
basis in property
acquired due to
Forest Downs sale       -           -         -               152,615

Retirement of 682
shares of common
stock in treasury      (7)          -       (6,811)              -

Cost of 3000 shares
of common stock
acquired for treasury    -          -          -                 -

Net loss                 -          -          -                 -

Balance at
December 31, 1997     $7,148    $   -    $6,286,053        $     -


                                   Accumulated       Treasury
                                     deficit          deficit     Total

Balance at December 21, 1996       $(1,968,930)      $(6,818)   $3,896,556

Cash dividends declared               (543,482)           -       (543,482)

Issuance of common stock
in connection with
dividend reinvestment                     -               -        275,100

Release of the excess of
purchase price over affiliate's
basis in property acquried
due to Forest Downs sale                  -               -       152,615

Retirement of 682 shares
of common stock in treasury               -            6,818          -

Cost of 3000 shares of
common stock acquired
for treasury                              -           (27,764)    (27,764)

Net loss                           (275,579)               -     (275,579)

Balance at December 31, 1997     $(2,787,991)         $(27,764)  $3,477,446

                   Wellington Properties Trust and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,


                                                         1997           1996
Cash flows from operating activities:
Net loss                                           $   (275,579)    $(712,938)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization                           606,388       552,412
Gain on sale of rental property                        (166,753)            -
Increase in rent receivable                             (11,460)       (1,944)
(Increase) decrease in prepaid expenses                 (30,047)        3,319
(Increase) decrease in property tax and other escrow    147,137      (102,485)
Increase (decrease) in accounts payable:
Trade                                                   (26,441)       40,634
Related party                                          (178,782)       46,450
Increase (decrease) in tenant security deposits          (9,470)       44,925
Increase (decrease) in deferred rental revenue           (4,591)       60,911
Increase (decrease) in accrued liabilities              (55,582)      137,253
                                                        270,399       781,475

Net cash provided by (used in) operating activities      (5,180)       68,537

Cash flows from investing activities:
Proceeds from sale of rental property                 1,898,962            -
Acquisition of rental property                          (84,548)     (992,389)

Net cash provided by (used in) investing activities   1,814,414      (992,389)

Cash flows from financing activities:
Proceeds from mortgage notes                         12,900,700           -
Proceeds from line of credit                            815,270       784,729
Repayments on mortgage notes payable                 (7,610,011)      (31,664)
Repayments on line of credit                           (800,000)           -
Repayments on land contract and business
note obligations                                     (6,676,911)           -
Payment of loan fees                                   (205,958)      (54,830)
Issuance of common stock                                275,100       340,669
Cash dividends paid - common stock                     (564,421)     (528,172)
Purchase of treasury stock                              (27,764)       (6,818)

Net cash provided by (used in) financing activities   (1,893,995)     503,914

The accompanying notes are an integral part of these statements.

                      Wellington Properties Trust and Subsidiary

                                Year ended December 31,

                                                         1997          1996

NET DECREASE IN CASH                              $    (84,761)  $  (419,938)

Cash at beginning of year                              198,706       618,644

Cash at end of year                                $   113,945   $   198,706

Supplemental disclosure of cash
flow information: Cash paid during the year for:
Interest                                           $1,509,569     $1,201,856

Supplemental non-cash investing and financing activities:

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

In connection with the 1995 purchase of a 304 unit apartment complex from Monson Construction Company, 60 of the units were completed at an additional purchase price of $3,487,470 in 1996. Pursuant to this transaction, Wellington Properties Trust entered into business note agreements with Monson Construction Company, the seller, totaling $3,487,470.

The Trust has dividends payable of $124,571 and $145,510 as of December 31, 1997 and 1996, respectively.

                    Wellington Properties Trust and Subsidiary

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General

Wellington Properties Trust (Trust) is a real estate investment trust organized under the laws of the state of Maryland. It was formed on March 15, 1994 to acquire, develop, own and operate investment real estate. The Trust currently owns one 72-unit apartment complex located in Schofield, Wisconsin (Lake Pointe), and through its wholly-owned subsidiary Maple Grove Apartment Homes, Inc., one 304-unit apartment complex located in Madison, Wisconsin
(Maple Grove). It is the intention of the Trust to continue to seek properties for future acquisitions.

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

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

 Principles of Consolidation

The consolidated financial statements include all the accounts of Wellington Properties Trust and its wholly-owned subsidiary, Maple Grove Apartment Homes, Inc. All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

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

                 Wellington Properties Trust and Subsidiary

                         December 31, 1997 and 1996


NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Continued

3.  Organization Costs and Loan Fees

The costs incurred in connection with the formation of the Trust are being amortized on a straight-line basis over a period of fifteen years.

Costs incurred in obtaining and securing financing for a mortgage note payable are being amortized over 5 years using the straight-line method.

4.  Revenue Recognition

Rental income attributable to leases is recorded when due from tenants and interest income is recorded on an accrual basis.

5.  Income Taxes

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

7.  Financial Instruments

The carrying amount of financial instruments at December 31, 1997 approximates fair value.

                  Wellington Properties Trust and Subsidiary

                          December 31, 1997 and 1996


NOTE B - RELATED PARTY TRANSACTIONS

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


Management Fees

The Trust has entered into a Property Management Agreement with WMC Realty, Inc., a wholly-owned subsidiary of WMC, to serve as the Property Manager of properties owned by the Trust and its wholly-owned subsidiary. The Property Manager will manage the day to day operations of properties owned by the Trust and its wholly-owned subsidiary, and will receive a management fee equal to 3.5% and 5% of the gross rental receipts collected in connection with the operation of Maple Grove and Lake Pointe properties, respectively.
Management fees for the years ended December 31, 1997 and 1996 were $122,391 and $125,074, respectively.

                    Wellington Properties Trust and Subsidiary

                          December 31, 1997 and 1996


NOTE B - RELATED PARTY TRANSACTIONS - Continued

Advisor Fees

On August 2, 1994, the Trust contracted to retain WMC to serve as Advisor to the Trust. In payment for these services, the Advisor receives a fee equal to 5% of the gross proceeds of the public stock offering. Advisor fees for the years ended December 31, 1997 and 1996 were $0 and $8,251, respectively. In addition, the Advisor is entitled to receive an Incentive Advisory Fee equal to 10% of the realized gain with respect to each sale or refinancing of property owned by the Trust.

In the event a property is sold at a loss, no incentive advisory fees will be paid until the amount of the loss has been offset by gains from other sales. Incentive advisory fees for the years ended December 31, 1997 and 1996 were $18,265 and $0, respectively.

In addition, the Advisor is entitled to recover certain expenses including travel, legal, accounting, and insurance. These expenses totaled $114,133 and $70,012 for the years ended December 31, 1997 and 1996, respectively. Fees for services, such as legal and accounting, provided by the Advisor's employees, in the opinion of the Advisor, may not exceed fees that would have been charged by independent third parties. The initial term of the agreement ended on December 31, 1995 and is renewed automatically each year. The agreement may be terminated without cause, by either party, on 60 days written notice and by the Trust for cause immediately upon written notice.

Commission

Wellington Investment Services Corporation (WISC), a wholly-owned subsidiary of WMC, is entitled to receive a commission of 5% of the proceeds of the common stock of the Trust that it sells. Commissions paid to WISC for the years ended December 31, 1997 and 1996 were $0 and $8,225, respectively.


NOTE C - ACQUISITION OF MAPLE GROVE

The 304-unit complex, located in Madison, Wisconsin, was acquired in four separate transactions dated May 1, 1995, June 30, 1995, October 2, 1995 and December 30, 1996.

The total purchase price was $12,953,713. Pursuant to this acquisition, the Trust entered into a mortgage note agreement for $6,250,000. The Trust also entered into two land contracts with Monson Construction Company, the seller, for $1,692,000 and $1,650,947.

                   Wellington Properties Trust and Subsidiary

                         December 31, 1997 and 1996


NOTE C - ACQUISITION OF MAPLE GROVE - Continued

During 1996, 60 of the above units were completed at an additional purchase price of $3,487,470.

Pursuant to this transaction, the Trust entered into business note agreements with Monson Construction Company, the seller, totaling $3,487,470.

During 1997, the above mortgage note, land contracts and business note agreements were refinanced with a mortgage note through American Property Financing, Inc.

NOTE D - MORTGAGE NOTES PAYABLE

Long-term debt consists of the following at December 31, 1997:


8.095% mortgage note payable to American Property
Financing, Inc. in monthly installments of $95,517
including interest; final balloon payment due
June 1, 2004; collateralized by the Maple Grove
Apartment Complex and an assignment of rents and
security agreement                                               $12,848,890

Mortgage note payable to Marshall and Ilsley
Bank in monthly installments of $13,770
including interest; final balloon payment
due July 1, 2003; collateralized by the Lake Pointe
Apartment Complex and an assignment of rents agreement              1,817,365


                                                                   14,666,255
Less current maturities                                               133,136
                                                                  $14,533,119

                   Wellington Properties Trust and Subsidiary

                         December 31, 1997 and 1996


NOTE D - MORTGAGE NOTES PAYABLE - Continued

Aggregate maturities on mortgage notes payable after December 31, 1997 are as follows:


1998                $     133,136
1999                      144,266
2000                      156,327
2001                      169,397
2002                      183,560
Thereafter             13,879,569
                      $14,666,255

The Lake Pointe Apartment Complex mortgage note payable interest rate is fixed at 7.87% until July 1, 1998, at which time it may be adjusted semi-annually to 3% over the monthly average cost of funds for SAIF insured institutions from the Federal Home Loan Bank of Chicago 7th District, but never more than 12% nor less than 6%.


NOTE E - LINE OF CREDIT

During 1996, the Trust obtained a line of credit for $1,000,000 with Milwaukee Western Bank.

Interest-only payments are due monthly with an interest rate of .5% above the bank's reference rate (effective rate at December 31, 1997 of 9%). At
December 31, 1997, the outstanding balance was $800,000. Milwaukee Western Bank renewed $300,000 of the outstanding balance and extended the due date to December 31, 1998. The line of credit is collateralized by a second mortgage on the Lake Pointe Apartment Complex and the guarantee of WMC. The remaining $500,000 was paid off pursuant to a line of credit facility entered into between the Trust and Credit Suisse First Boston Mortgage Capital LLC (note F).

              Wellington Properties Trust and Subsidiary

                      December 31, 1997 and 1996


NOTE F - SUBSEQUENT EVENTS

On February 16, 1998, the Trust entered into a contract to purchase a 144 unit apartment complex from an unrelated party, for $3,850,000. The purchase price is to be paid by the issuance of shares of the Trust in an amount up to $300,000 with the balance payable in cash. The complex, known as Park Forest Apartments, is located in Des Moines, Iowa. The closing date of the transaction is expected to occur on or before June 1, 1998 and is contingent, among other things, on the Trust obtaining a firm loan commitment.

On March 5, 1998, the Trust entered into a non-revolving line of credit facility (facility) with Credit Suisse First Boston Mortgage Capital LLC
(CSFB). The interest rate for the facility will be equal to the one-month LIBOR rate, reset monthly, plus 325 basis points. Interest Will be payable monthly on the actual amount outstanding of the facility. Principal payments on the facility will be made on a monthly basis with the maturity date of the Facility being March 2000. Extension of the facility maturity date of up to six months may be made if certain conditions have been met.

On March 6, 1998, in connection with the facility entered into between the Trust and CSFB, a permanent mortgage loan (mortgage) was entered into to pay off the Lake Pointe Apartment Complex mortgage held by Marshall & Ilsley Bank. Payments on the mortgage with CSFB will be made on a monthly basis and will include interest at a rate equal to the yield on a 10-year U.S. Treasury security plus 185 basis points. The mortgage will be due on April 2028.

The facility and mortgage is collateralized by, among other things, guarantees from the Trust, a first mortgage lien on Lake Pointe Apartment Complex and any other properties purchased with proceeds of the facility and an assignment of leases and rents on the Lake Pointe Apartment Complex and each property financed using the facility.

The total amount available through the facility and mortgage is $17,000,000.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

(a, b, c)
Board of Trustees, Executive Officers, Significant Employees and Family Relationships

     The Trustees and officers of the Company, their ages (at March 31, 1998) and their positions and offices with the Trust are as follows:



Name                    Age   Originally Elected  Position and Offices Held

Arnold K. Leas          64         1994           Chairman of the Board of
                                                  Trustees/President


Robert P. Ripp          71         1994           Trustee


Peter Ogden             39         1994           Independent Trustee


Gerald Sobczak          49         1994           Independent Trustee


Lyle W. Larcheid        69         1994           Independent Trustee


Gregory S. Leas         37         1994           Executive Vice President

Robert F. Rice          47         1994           Executive Vice President and
                                                  Secretary

Dale Pinkalla           41         1994           Vice President, Property
                                                  Management

Garret Nakama           53         1994           Treasurer


          Pursuant to the terms of the Organizational Documents, the Board of Trustees consists of five persons, a majority of which must be independent from the Company, WMC and their Affiliates. Trustees and officers are elected for one year terms which expire at the annual meeting of the Company.

          The Organizational Documents expressly permit the Trustees and officers to engage in other activities including those relating to the ownership and operation of investment properties. No policy of the Company restricts Trustees from conducting, for their own accounts or on behalf of others, other business activities including those relating to the ownership and operation of investment properties.

          Arnold K. Leas (age 64), President, has been the President/CEO and a Director of WMC since 1988. Since its inception WMC and its Affiliates have grown to include approximately 137 employees and sales agents with offices located in Brookfield, Grafton, Wisconsin and Oakbrook Terrace, Illinois.
WMC currently manages over $18.2 million dollars of investors' funds.
Mr. Leas is a 1958 graduate of Spencerian College with a B.B.A. degree. Since

                                   III-1

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

          Robert P. Ripp (age 71) is the owner of RESI Realtor, a Milwaukee based real estate brokerage firm. Prior to forming RESI Realtor in 1985, Mr. Ripp was the Vice President/General Sales Manager for Wauwatosa Realty, a real estate brokerage firm with 27 offices in the State of Wisconsin.
Mr. Ripp is a Senior Member and Past President of the Society of Real
Estate Appraisers-Milwaukee Chapter, was a member of the Board of Trustees of First Milwaukee Savings and Loan Association, and a past President of the Wisconsin Realtors Association. He is a graduate of Marquette University.

          Peter Ogden (age 39) joined Ogden & Company in 1981 and is the President and owner and the Vice President and owner of Ogden Development Group, Inc. which are Milwaukee based providers of real estate services. The companies provide real estate brokerage, leasing and property management services. They manage over 2,500 apartment and condominium units plus shopping centers, office, industrial and mixed use buildings. Mr. Ogden is a graduate of the University of Denver.

          Gerald Sobczak (age 49) is a self employed real estate investor who owns and operates 80 apartment units. From 1989-1990 Mr. Sobczak served as Building Manager for American Landmark Properties and from 1984-1988 he was an Asset/Property Manager for Eastmore Real Estate. In 1970 he received a
B.A. in Business Specialization from Marquette University.

          Lyle W. Larcheid (age 69) has served as Vice President of lending at Wauwatosa Savings Bank in Wauwatosa, Wisconsin since 1986. Prior to that time he was Senior Executive Vice President at St. Francis Savings and Loan which acquired First Milwaukee Savings in 1981. Mr. Larcheid served as President of First Milwaukee Savings from 1974 until the time of the merger. Mr. Larcheid is an SRA, licensed real estate broker, and a member of the Wisconsin Mortgage Bankers.

          Gregory S. Leas (age 37), Executive Vice President, joined WMC in 1990 and actively participates in the management of WMC and, its Affiliates, including the eleven operational WMC sponsored partnerships. Mr. Leas is a 1983 graduate of the University of Wisconsin - Madison and received his J.D. degree in 1990 from Brooklyn Law School. During 1986 - 1990 Mr. Leas was employed in the litigation department at the New York City law firm of Fried, Frank, Harris, Shriver & Jacobson. Mr. Leas is a member of the Wisconsin Bar Association.

          Robert F. Rice, (age 47), Executive Vice President and Secretary, is Vice President and General Counsel, joined WMC in 1993 and provides legal and other advice to WMC and its Affiliates. He is also responsible for overseeing the Wellington real estate operations. Mr. Rice received his B.S. degree from the University of Wisconsin - Milwaukee in 1973 and a J.D. degree from Marquette University Law School in 1976.
Mr. Rice is a member of the Wisconsin Bar and has a broad range of experience in both the private practice of law and as in-house

                                   III-2

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

          Garret T. Nakama (age 53), Treasurer, joined WMC in 1991 and is the Vice President/Finance for WMC and its Affiliates, including the eleven operational WMC sponsored entities. Mr. Nakama is a 1970 graduate of California State University of Los Angeles and received his CPA in 1981.
Mr. Nakama has had a broad range of financial experience in private and public accounting. Prior to joining WMC, he was employed at Nassco, Inc., a New Berlin, Wisconsin supplier of equipment, as Controller from 1986 - 1991.

          Dale Pinkalla (age 41) joined WMC as Director of Real Estate in 1993. Mr. Pinkalla actively participates in all aspects of property management with respect to investment real estate owned by WMC Affiliates and partnerships. He received a B.A. Finance degree from the University of Wisconsin - Madison in 1980. Mr. Pinkalla has a broad base of experience in real estate and business. In 1981 and 1982 he worked as Broker/Sales person for Louis Gral Investment Real Estate. From 1983-1989 he worked as a Mortgage Banking Officer/Vice President for Wells Fargo Bank, Realty Finance. In 1989
Mr. Pinkalla joined Blueport Development Corporation and was a partner/project manager of a $25 million neighborhood shopping center. Upon completion of that project in 1992, he rejoined Wells Fargo Bank as an account officer for the Real Estate Group.

          Arnold K. Leas is the father of Gregory S. Leas.

          (d)  Involvement in Certain Legal Proceedings

               Not applicable

Item 10.  Executive Compensation.

               The Company paid no compensation to its executive officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The Following table sets forth certain information, as of March 17, 1998, with respect to: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Shares; (ii) the beneficial ownership of Common Shares by each of the directors and executive officers; and (iii) the beneficial ownership by all directors and executive officers as a group. Except as noted below, all shares are owned directly, and the owner has sole voting and investment power with respect to such shares.

                                     III-3

Name                                 Number of Shares           % of Class (1)

Principal Shareholders                  84,002.600                  11.66%
 Wellington Management Corporation(2)
 18650 W. Corporate Drive
 Suite 300
 P.O. Box 0919
 Brookfield, WI  53008-0919

 Esor & Company(3)                      44,648.000                   6.19%
 P.O. Box 19006
 Green Bay, WI  54307

Trustees
 Arnold K. Leas                         14,845.242                   2.06%

Officers
 Gregory S. Leas                          368.348                    0.05%
 Robert F. Rice                         1,000.000                    0.13%

All Directors and Officers              16,213.59                    1.14%
as a group (10 total)

(1)  Based on total outstanding Common Shares as of March 17, 1998 of
     720,200.33.

(2) The principal shareholders of Wellington Management Corporation ("WMC") are: Arnold K. Leas (12.3%); Rose Marie Leas, wife of Arnold K. Leas (14.3%); Rose Marie Leas Irrevocable Trust (14.3%); Herbert A. Geiger, John P. Hartwick, M.D.; Marion d. Huggins, Jr.; Jack Metz; and Milton
     C. Zilis (5.8% each).  Mr. Leas is an officer and director of WMC.
     Mr. Huggins is a director of WMC.

(3)  Esor & Company is the agent of Catholic Knights Insurance Society.

Item 12.  Certain Relationships and Related Transactions.

 Reference is hereby made to Note B of the Company's financial statements included herewith.

Item 13.  Exhibits and Reports on Form 8-K.

 (a) Exhibits

Exhibit                  Description
(1)     Underwriting Agreement -
        .1 Managing Placement Agent Agreement
        .2 Selected Placement Agent Agreement

(3)    Articles of Incorporation -
       .1 Declaration of Trust
       .2 Bylaws
       .3 Stock Recontribution Agreement

(4)    Instruments defining rights of Security
       holders - Reference is hereby made to
       the Declaration of Trust and Bylaws

(10)   Material Contracts -
       .1 Advisory Agreement
       .2 Amendments to Real Estate Sale Contract (Maple Grove)

                                   III-4

       .3 Assignment and Assumption Agreement (Maple Grove)
       .4 Assignment of Option Agreement (Old Sauk)
       .5 Apartment Management Agreement (Forest Downs)
       .6 Apartment Management Agreement (Form)
       .7 Real Estate Sale Contract (Forest Downs)
       .8 Real Estate Sale Contract (Lake Pointe)
       .9 Real Estate Sale Contract (12 Unit Property)
      .10 Real Estate Sale Contract (Phase II)

(23)   Consents of Experts and Counsel:
       .1 Grant Thornton

(99)   Additional Exhibits:
       .1 Escrow Agreement
       .2 Forest Downs Appraisal

*Incorporated by reference to the Registration Statement.

Shareholders may obtain a copy of any exhibit listed in Item 13(a) by writing to Robert F. Rice, Secretary of the Company. Reasonable expenses will be charged for copies and postage.

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

    A report on Form 8-K dated January 10, 1996 and filed on January 15, 1996 reported the acquisition of Lake Pointe Apartments.

    A report on Form 8-K dated March 4, 1996 and filed March 4, 1996 reported the acquisition of Lake Pointe Apartments and included the following financial statements:
                                   III-5

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

                                SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WELLINGTON PROPERTIES TRUST

By: /s/Arnold K. Leas
    Arnold K. Leas, President
Dated: March 31, 1998

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

  In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 Signature                              Title                    Date

/s/Arnold K. Leas             Chief Executive Officer and        March 31, 1998
Arnold K. Leas                Trustee (Principal Executive
                              Officer)


/s/Garret Nakama              Treasurer (Principal               March 31, 1998
Garret Nakama                 Financial and Accounting
                              Officer)


/s/Lyle Larcheid              Trustee                            March 31, 1998
Lyle Larcheid



/s/Peter Ogden                 Trustee                           March 31, 1998
Peter Ogden



/s/Robert Ripp                 Trustee                           March 31, 1998
Robert Ripp



/s/Gerald Sobczak              Trustee                           March 31, 1998
Gerald Sobczak
                                      III-7