Form 10QSB
period 1998-03-31
WELLINGTON PROPERTIES TRUST
filed 1998-05-14
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

                                    or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YesX No

As of March 31, 1998 720,214 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format(Check one): Yes ;NoX (Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 13 pages.  There is one exhibit.

                        WELLINGTON PROPERTIES TRUST
                                FORM 10QSB
                 For the Quarter Ended March 31, 1998

                                   INDEX

PART I.   Financial Information:

Consolidated Balance Sheet - March 31, 1998          Page 3

Consolidated Statement of Operations -
three months ended March 31, 1998 (unaudited)        Page 4

Consolidated Statement of Cash Flows -
three months ended March 31, 1998 (unaudited)        Page 5

Notes to Financial Statements                        Page 6

Management's Discussion and Analysis or
Plan of Operations                                   Page 11

PART II.  Other Information

Other Information                                    Page 12

Exhibits and Reports on Form 8-K                     Page 12

Signatures                                           Page 13

                                         WELLINGTON PROPERTIES TRUST
                                          CONSOLIDATED BALANCE SHEET
                                                 MARCH 31, 1998
                                                       ASSETS
                                              MARCH 31,         MARCH 31,
                                                 1998              1997
                                              (UNAUDITED)       (UNAUDITED)


RENTAL PROPERTY - AT COST
    LAND                                     $2,793,582         $3,110,508
    BUILDING                                 16,674,817         17,958,742
    APPLIANCES AND EQUIPMENT                    840,962            932,729
                                             20,309,361         22,001,980
    ACCUMULATED DEPRECIATION                 (1,248,278)          (898,713)
      NET PROPERTY AND EQUIPMENT             19,061,083         21,103,267

CASH                                             60,734             14,048
PREPAID EXPENSES                                198,611            271,610
OTHER                                            26,458             18,319
ORGANIZATION COSTS NET OF ACCUMULATED
    AMORTIZATION                                642,423             68,489
                                                928,225            372,466

TOTAL ASSETS                                $19,989,309        $21,475,733

                                LIABILITIES AND EQUITY

MORTGAGE NOTE PAYABLE                       $15,872,190         $16,832,325
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES        635,229             699,204
ACCOUNTS PAYABLE - RELATED PARTY                 23,106             137,417
TENANT SECURITY DEPOSITS                        122,230             136,161

TOTAL LIABILITIES                           $16,652,755         $17,775,106

EQUITY
    COMMON STOCK - 100,070,000 AUTHORIZED
      720,214 SHARES OUTSTANDING,
      RESPECTIVELY; PAR VALUE
      $0.01                                       7,202               6,919
    PREFERRED STOCK - 500,000 SHARES AUTHORIZED;
      NO SHARES ISSUED OR OUTSTANDING; PAR
      VALUE $0.01                                     0                  0
    ADDITIONAL PAID - IN CAPITAL              6,317,764          6,082,835
    EXCESS OF PURCHASE PRICE OVER
      AFFILIATES'S BASIS IN PROPERTY ACQUIRED         0          (152,615)
DIVIDENDS PAID                               (1,529,080)        (1,159,737)
ACCUMULATED DEFICIT                          (1,459,332)        (1,076,776)
                                              3,336,554          3,700,627

TOTAL LIABILITIES AND EQUITY                $19,989,309        $21,475,733


(SEE ACCOMPANYING NOTES)


                                      WELLINGTON PROPERTIES TRUST
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                             THREE                 THREE
                                          MONTHS ENDED          MONTHS ENDED
                                         MARCH 31, 1998        MARCH 31, 1997
                                           (UNAUDITED)            (UNAUDITED)

REVENUES
    RENTAL INCOME                             $765,930              $807,559
    INTEREST INCOME AND OTHER                       63                   254
    TOTAL REVENUE                             $765,993               807,812

EXPENSES
    PROPERTY OPERATING AND
       MAINTENANCE                             198,098               183,555
     REAL ESTATE TAXES AND
       INSURANCE                               109,645               113,824
     DEPRECIATION AND AMORTIZATION             145,596               151,191
     INTEREST EXPENSE                          314,417               407,959
     GENERAL AND ADMINISTRATIVE                 73,147                71,833
     TOTAL EXPENSES                           $840,904              $928,361

     NET OPERATING INCOME/(LOSS)              ($74,911)            ($120,549)

LOSS PER COMMON SHARE:
    NET LOSS                                    ($0.10)               ($0.17)
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                719,317                690,724


(SEE ACCOMPANYING NOTES)

                            WELLINGTON PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
              FOR THE PERIOD FROM JANUARY 1,  THROUGH MARCH 31,


                                               1998                1997


CASH FLOW FROM OPERATING ACTIVITIES

    NET LOSS                               ($74,911)          ($120,549)
    ADJUSTMENTS TO RECONCILE NET LOSS
      TO NET CASH PROVIDED BY OPERATING
      ACTIVITIES:
        DEPRECIATION AND AMORTIZATION       145,596             151,191
        CHANGES IN ASSETS AND LIABILITIES
        NET OF EFFECT OF ASSETS AND
        LIABILITIES ASSUMED
        PREPAID EXPENSES                     35,763               1,554
        ACCOUNTS PAYABLE AND ACCRUED
           LIABILITIES                      (66,658)            (62,787)
        ACCOUNTS PAYABLE - RELATED PARTY      3,732             (63,269)
        TENANT SECURITY DEPOSITS                770               5,231

                                            119,204              31,920
        NET CASH USED IN OPERATING
          ACTIVITIES                         44,293             (88,629)

CASH FLOWS USED BY INVESTING ACTIVITIES:
  OTHER                                           0                   0
  APPLIANCE AND EQUIPMENT ACQUISITION        (2,638)            (17,292)
                                             (2,638)            (17,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENTS ON MORTGAGE NOTE PAYABLE  (2,344,065)           (676,730)
    MORTGAGE NOTE PAYABLE                 2,313,715             671,847
    ISSUANCE OF COMMON STOCK                 59,529              71,654
    DIVIDENDS PAID                         (124,046)           (145,510)

         NET CASH PROVIDED BY
         FINANCING ACTIVITIES               (94,867)            (78,738)

         NET DECREASE IN CASH               (53,211)           (184,659)

CASH AT BEGINNING OF PERIOD                 113,945             198,706

CASH AT END OF PERIOD                       $60,734             $14,048


                        WELLINGTON PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
         For the period January 1, 1998 through March 31, 1998
                              (Unaudited)

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Wellington Properties Trust (Trust) is a real estate investment trust organized in the state of Maryland. It was formed on March 15, 1994 to acquire, develop, own and operate investment real estate. The Trust's year end is December 31. During the quarter covered by this report, the Trust owned a 72 unit apartment complex in Schofield, Wisconsin acquired on January 5, 1996 ("Lake Pointe") and a property in Madison, Wisconsin with 304 apartments ("Maple Grove") (collectively the "Properties"). The Trust also has a contract pending to purchase 144 units in Des Moine. The closing is expected to occur in June 1998. It is the intention of the Trust to continue to seek well located properties for future acquistions.

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

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
               For the period January 1, 1998 through March 31, 1998

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

                      WELLINGTON PROPERTIES TRUST
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 For the period January 1, 1998 through March 31, 1998

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

Management Fees

The Trust has entered into a Property Management Agreement with Realty to serve as the Property Manager of properties owned by the Trust. The Property Manager will manage the day to day operations of properties owned by the Trust, and will receive a management fee equal to 5% of the gross rental receipts collected in connection with the operation of each property. Management fees for the period January 1, 1998 through March 31, 1998 were $37,608.07.

Advisor Fees

On August 2, 1994, the Trust contracted to retain WMC to serve as Advisor to the Trust. In payment for these services, the Advisor receives a fee equal to 5% of the gross proceeds of the public stock offering, which is in process. Advisor fees for the period March 15, 1995 through December 31, 1995 were $206,555.82. Fees for the period January 1, 1996 through December 31, 1996 were $3,316.00. No Advisor fees have been paid during 1997 or 1998.

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

                     WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For period January 1, 1998 through March 31, 1998

NOTE B - RELATED PARTY TRANSACTIONS - Continued

Commission

WISC is entitled to receive a commission of 5% of the proceeds of the common stock of the Trust that it sells. Commissions paid to WISC for the year ended December 31, 1995 were $179,720.25 and for the period January 1, 1996 through December 31, 1996 were $8,224.96. No Commissions have been paid in 1997 or 1998.

NOTE C - MORTGAGE NOTES PAYABLE AND OTHER FINANCING

Maple Grove

The mortgage payable with respect to Maple Grove is collateralized by Maple Grove and an assignment of rents. The interest rate is fixed at 8.095%. Payments are due in monthly installments of principal and interest of $95,516.53 with a final Balloon payment due June 1, 2004.

                         WELLINGTON PROPERTIES TRUST
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
          For the period January 1, 1998 through March 31, 1998

Lake Pointe

As of March 30, 1998, Wellington Properties Trust was liable on a mortgage note payable of $2,750,000. The note requires monthly payments of $19,417.06 including interest at 7.6%. The mortgage is due March 2008 and is secured by the rental property and an assignment of rents.

The aggregate maturities on the mortgage note payable for the five years and thereafter following December 31, 1998 are as follows:

                          Lake         Maple         Total
                         Pointe        Grove
1998                    15,488.08     110,106.41    125,594.49
1999                    23,110.97     119,357.77    142,468.74
2000                    24,956.04     129,386.45    154,342.49
2001                    26,948.43     140,257.76    167,206.19
2002                    29,099.88     152,042.49    181,142.37
thereafter           2,630,396.60  12,197,738.86 14,828,135.46

                     2,750,000.00  12,848,889.74 15,598,889.74


Line of Credit

During 1996, the Trust obtained a line of credit for $1,000,000 with Milwaukee Western Bank. Interest-only payments are due monthly with the principal due on December 31, 1998. The interest rate is at .5% above the bank's reference rate (effective rate at March 31, 1998 of 9%). At March 31, 1998, the outstanding balance was $300,000. The line of credit is collateralized by the guarantee of WMC.

NOTE D - COMMITMENTS

None

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
            For the period January 1, 1998 through March 31, 1998

NOTE E - COMMON STOCK

On August 2, 1994, the Board of Trustees approved an increase in the number of shares of authorized common stock of the Trust to 100,070,000 shares. As of March 31, 1998 there were 720,214 Common Shares outstanding.

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

Due to the Company's rapid expansion a comparison with comparable prior periods is not meaningful. Occupancy at the properties has remained consistant with respect to the three months ended March 31, 1998. Occupancy at Maple Grove was 94.1% and Lake Pointe was 100%.

Until October 25, 1995, the Company offered its Common Shares to the public. The proceeds of the offering were used: (i) to reduce existing debt; (ii) to acquire additional properties; and (iii) to establish reserves as deemed appropriate.

With Maple Grove having achieved substantial stabilized occupancy, Management is aggressively pursuing additional acquisition opportunities. There are ongoing negotiations with respect to several properties and the Trust has entered into a contract to purchase 144 units in Des Moines, Iowa, subject to due diligence. Management has negotiated a credit facility to be used to fund acquisitions with a major finanical institution. The credit facility makes approximately $14,250,000 available to the Trust to acquire additional properties.

On May 6, 1997 the Company obtained permanent financing with respect to Maple Grove in the amount of $12,900,700. The loan provides for monthly payments of principal and interest based on a 30 year amortization schedule with a Balloon at the end of the seventh year. Interest is fixed at 8.095% per annum for the term of the loan.

On March 5, 1998 the Trust completed the refinancing of Lake Pointe for $2,750,000 with interest fixed at 7.6% per annum for 10 years. A balloon payment will be due on March 11, 2008. Monthly payments of principal and interest of $19,417.06 are based on a 30 year amortization schedule.

The proceeds from the sale of Forest Downs were used to retire the first mortgage with respect to Forest Downs and to reduce the line of credit with Milwaukee Western Bank and various accrued payables.

                          WELLINGTON PROPERTIES TRUST
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   For the period January 1, 1998 through March 31, 1998

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

At its regular meeting on March 25, 1998, the Board of Trustees voted to pay a dividend to Common Shareholders with respect to the quarter ended March 31, 1998 of $.1750 per share.

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


                                     Wellington Properties Trust


                                     By:  \S\Arnold K. Leas
                                          Arnold K. Leas, President

Date:     May 14, 1998               By:  \S\Garret Nakama
                                          Garret Nakama
                                          Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer.