Form 10QSB
period 1998-06-30
WELLINGTON PROPERTIES TRUST
filed 1998-08-14
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

                                    or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YesX No

As of June 30, 1998 728,038 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format(Check one): Yes ;NoX (Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 13 pages.  There is one exhibit.

                        WELLINGTON PROPERTIES TRUST
                                FORM 10QSB
                 For the Quarter Ended June 30, 1998

                                   INDEX

PART I.   Financial Information:

Consolidated Balance Sheet - June 30, 1998           Page 3

Consolidated Statement of Operations -
six months ended June 30, 1998 (unaudited)           Page 4

Consolidated Statement of Cash Flows -
six months ended June 30, 1998 (unaudited)           Page 5

Notes to Financial Statements                        Page 6

Management's Discussion and Analysis or
Plan of Operations                                   Page 11

PART II.  Other Information

Other Information                                    Page 12

Exhibits and Reports on Form 8-K                     Page 12

Signatures                                           Page 13

                                         WELLINGTON PROPERTIES TRUST
                                          CONSOLIDATED BALANCE SHEET
                                                 JUNE 30, 1998
                                                     ASSETS
                                               JUNE 30,          JUNE 30,
                                                 1998              1997
                                              (UNAUDITED)       (UNAUDITED)


RENTAL PROPERTY - AT COST
    LAND                                     $2,793,582        $ 2,775,878
    BUILDING                                 16,674,817         16,674,817
    APPLIANCES AND EQUIPMENT                    879,131            804,777
                                             20,347,530         20,255,472
    ACCUMULATED DEPRECIATION                 (1,383,807)          (844,163)
      NET PROPERTY AND EQUIPMENT             18,963,722         19,411,308

CASH                                            (31,652)            91,363
PREPAID EXPENSES                                340,028            161,103
LAND CONTRACT RECEIVABLE                              0          1,500,000
OTHER                                            16,803             34,825
ORGANIZATION COSTS NET OF ACCUMULATED
    AMORTIZATION                                629,670            250,997
                                                954,848          2,038,288

TOTAL ASSETS                                $19,918,571        $21,449,596

                                LIABILITIES AND EQUITY

MORTGAGE NOTE PAYABLE                       $15,840,075         $16,865,209
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES        689,836             601,167
ACCOUNTS PAYABLE - RELATED PARTY                 61,256              17,955
TENANT SECURITY DEPOSITS                        126,768             123,546

TOTAL LIABILITIES                           $16,717,936         $17,607,877

                                           EQUITY
    COMMON STOCK - 100,070,000 AUTHORIZED
      728,038 SHARES ISSUED AND
      OUTSTANDING, RESPECTIVELY; PAR VALUE
      $0.01                                       7,311               6,991
    PREFERRED STOCK - 500,000 SHARES AUTHORIZED;
      NO SHARES ISSUED OR OUTSTANDING; PAR
      VALUE $0.01                                     0                  0
    ADDITIONAL PAID - IN CAPITAL              6,382,414          6,126,979
    EXCESS OF PURCHASE PRICE OVER
      AFFILIATES'S BASIS IN PROPERTY ACQUIRED         0                  0
DIVIDENDS PAID                               (1,656,487)        (1,154,154)
ACCUMULATED DEFICIT                          (1,532,602)        (1,138,097)
                                              3,200,635          3,841,719

TOTAL LIABILITIES AND EQUITY                $19,918,571        $21,449,596


(SEE ACCOMPANYING NOTES)

                                              WELLINGTON PROPERTIES TRUST
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (UNAUDITED)
                                                 FOR THE QUARTER ENDED
                                     JUNE 30,    YTD       JUNE 30,    YTD
                                       1998      1998        1997      1997
REVENUES                             $750,581  $1,516,511  $752,821 $1,560,380
   RENTAL INCOME
   INTEREST INCOME AND OTHER              210         273   192,654    192,908
     TOTAL REVENUE                    750,791   1,516,784   945,476  1,753,288

EXPENSES
   PROPERTY OPERATING AND
    MAINTENANCE                       172,025     370,123   175,976    359,531
   REAL ESTATE TAXES AND
    INSURANCE                         109,645     219,290   105,242    219,066
   DEPRECIATION AND AMORTIZATION      148,283     293,879   153,940    305,131
   INTEREST EXPENSE                   319,511     633,928   352,823    760,782
   GENERAL AND ADMINISTRATIVE          74,599     147,746    66,199    138,032
     TOTAL EXPENSES                   824,062   1,664,966   854,181  1,782,542

NET OPERATING INCOME/(LOSS)           (73,271)   (148,182)   91,295    (29,254)

LOSS PER COMMON SHARE:
   NET LOSS                            ($0.10)     ($0.20)    $0.13     ($0.04)
   WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING         723,027     723,027   696,642    696,642

(SEE ACCOMPANYING NOTES)

                                           WELLINGTON PROPERTIES TRUST
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)
                                               FOR THE QUARTER ENDED

                                     JUNE 30,    YTD       JUNE 30,    YTD
                                       1998      1998        1998      1998

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   NET LOSS                        ($73,270)  ($148,181)    91,295     ($29,254)
   ADJUSTMENTS TO RECONCILE
    NET LOSS TO NET CASH
    PROVIDED BY OPERATING
    ACTIVITIES:
      GAIN ON SALE                        0           0    (182,649)   (182,649)
      DEPRECIATION AND
       AMORTIZATION                 148,283     293,879     153,940     305,131
      CHANGES IN ASSETS AND
       LIABILITIES, NET OF
       EFFECT OF ASSETS AND
       LIABILITIES ASSUMED
      PREPAID EXPENSES             (131,761)    (95,998)    162,113     163,667
      ACCOUNTS PAYABLE AND
       ACCRUED LIABILITIES           53,235     (13,423)   (131,306)   (194,093)
      ACCOUNTS PAYABLE -
       RELATED PARTY                 38,151      41,883    (124,304)   (187,573)
      TENANT SECURITY DEPOSITS        4,538       5,308     (12,615)     (7,384)
                                    112,446     231,649    (134,821)   (102,901)

         NET CASH PROVIDED BY
          OPERATING ACTIVITIES       39,176      83,468     (43,526)   (132,155)

CASH FLOWS USED BY INVESTING
 ACTIVITIES
   PROCEEDS ON SALE OF ASSETS             0           0   1,917,227   1,917,227
   OTHER                                  0           0  (1,500,000) (1,500,000)
   APPLICANCES AND EQUIPMENT
    ACQUISITION                      (38,168)   (40,806)    (18,374)    (35,665)
                                     (38,168)   (40,806)    398,854     381,562

CASH FLOWS FROM FINANCING
 ACTIVITIES:
   REPAYMENTS ON MORTGAGE NOTE
    PAYABLE                          (32,115)(2,376,180)(12,867,815)(13,544,545)
   MORTGAGE NOTE PAYABLE                   0  2,750,000  12,900,700  13,572,547
   ISSUANCE OF COMMON STOCK           64,758    124,287      44,216     115,870
   DIVIDENDS PAID                   (126,035)  (250,081)   (147,033)   (292,543)
   LOAN FEES                               0   (436,285)   (208,079)   (208,079)

          NET CASH PROVIDED BY
           FINANCING ACTIVITIES      (93,392)  (188,259)   (278,011)   (356,750)

          NET INCREASE IN CASH       (92,384)  (145,597)     77,316    (107,343)

CASH AT BEGINNING OF PERIOD           60,733    113,945      14,048     198,706

CASH AT END OF PERIOD                (31,651)   (31,652)     91,364      91,363

                                      WELLINGTON PROPERTIES TRUST
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                           PERIOD ENDED          PERIOD ENDED
                                          JUNE 30, 1998          JUNE 30, 1997
                                           (UNAUDITED)            (UNAUDITED)

REVENUES
    RENTAL INCOME                           $1,516,511            $1,560,380
    INTEREST INCOME AND OTHER                      273               192,908
    TOTAL REVENUE                           $1,516,784             1,753,288

EXPENSES
    PROPERTY OPERATING AND
       MAINTENANCE                             370,123               359,531
     REAL ESTATE TAXES AND
       INSURANCE                               219,290               219,066
     DEPRECIATION AND AMORTIZATION             293,879               305,131
     INTEREST EXPENSE                          633,928               760,782
     GENERAL AND ADMINISTRATIVE                147,746               138,032
     TOTAL EXPENSES                         $1,664,965            $1,782,542

     NET OPERATING INCOME/(LOSS)             ($148,181)             ($29,254)

LOSS PER COMMON SHARE:
    NET LOSS                                    ($0.20)               ($0.04)
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                723,027                696,642


(SEE ACCOMPANYING NOTES)

                            WELLINGTON PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
              FOR THE PERIOD FROM JANUARY 1,  THROUGH JUNE 30,


                                               1998                1997


CASH FLOW FROM OPERATING ACTIVITIES

    NET LOSS                              ($148,181)          ($29,254)
    ADJUSTMENTS TO RECONCILE NET LOSS
      TO NET CASH PROVIDED BY OPERATING
      ACTIVITIES:
        GAIN ON SALE                              0            (182,649)
        DEPRECIATION AND AMORTIZATION       293,879             305,131
        CHANGES IN ASSETS AND LIABILITIES
        NET OF EFFECT OF ASSETS AND
        LIABILITIES ASSUMED
        PREPAID EXPENSES                    (95,998)            163,667
        ACCOUNTS PAYABLE AND ACCRUED
           LIABILITIES                      (13,423)           (194,093)
        ACCOUNTS PAYABLE - RELATED PARTY     41,883            (187,573)
        TENANT SECURITY DEPOSITS              5,308              (7,384)

                                            231,648            (102,901)
        NET CASH PROVIDED BY OPERATING
          ACTIVITIES                         83,468            (132,155)

CASH FLOWS USED BY INVESTING ACTIVITIES:
  PROCEEDS ON SALE OF ASSETS                      0           1,917,227
  LAND CONTRACT RECEIVABLE                        0          (1,500,000)
  APPLIANCE AND EQUIPMENT ACQUISITION       (40,806)            (35,665)
                                            (40,806)            381,562

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENTS ON MORTGAGE NOTE PAYABLE  (2,376,180)        (13,544,545)
    PROCEEDS FROM MORTGAGE NOTE PAYABLE   2,750,000          13,364,469
    ISSUANCE OF COMMON STOCK                124,287             115,870
    DIVIDENDS PAID                         (250,081)           (292,543)
    LOAN FEES                              (436,285)                  0
         NET CASH PROVIDED BY
         FINANCING ACTIVITIES              (188,258)           (356,750)

         NET INCREASE IN CASH              (145,597)           (107,343)

CASH AT BEGINNING OF PERIOD                 113,945             198,706

CASH AT END OF PERIOD                       (31,652)             91,363


                        WELLINGTON PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
         For the period January 1, 1998 through June 30, 1998
                              (Unaudited)

This report may contain certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Age of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of indicating such intent. Forward-looking statements that are based on certain assumptions, and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Comany's ability to predict results or the actual effect of future prospects of the Company include, but are not limited to, changes in itnerest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, includig policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's portfolio of finance receivables, the ability of the Company to obtain debt or other finaning, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be consdiered in evaluating forward-looking statements and undue realiance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in other Company filings with the Securities and Exchange
Commission.

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Wellington Properties Trust (Trust) is a real estate investment trust organized in the state of Maryland. It was formed on March 15, 1994 to acquire, develop, own and operate investment real estate. The Trust's year end is December 31. During the quarter covered by this report, the Trust owned a 72 unit apartment complex in Schofield, Wisconsin acquired on January 5, 1996 ("Lake Pointe") and a property in Madison, Wisconsin with 304 apartments ("Maple Grove") (collectively the "Properties"). The Trust has two contracts pending to purchase 144 units and 156 units in Des Moines, Iowa. The closing is expected to occur in September 1998. It is the intention of the Trust to continue to seek well located properties for future acquistions.

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

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
               For the period January 1, 1998 through June 30, 1998

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

                      WELLINGTON PROPERTIES TRUST
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 For the period January 1, 1998 through June 30, 1998

NOTE B - RELATED PARTY TRASACTIONS - Continued

The Trust assumed the mortgage note payable on the property of $1,856,760 (note C), and issued 167,166 shares of common stock of the Trust to Wellington Realty Income Limited Partnership 90-1 for a $1,671,660 reduction in the cash amount due.

Issuance of Stock

WMC was issued 70,000 shares of common stock of the Trust. In consideration thereof, WMC has: 1) assigned, to the Trust, its rights in a certain
Acquisition Property Contract related to the purchase of a 292 unit apartment complex, known as Maple Grove, located in Madison, Wisconsin; 2) assigned, to the Trust, its rights in a certain Option Agreement (which rights have expired); and 3) agreed to reduce its note receivable from the Trust, by $300,000.

Management Fees

The Trust has entered into a Property Management Agreement with Realty to serve as the Property Manager of properties owned by the Trust. The Property Manager will manage the day to day operations of properties owned by the Trust, and will receive a management fee equal to 5% of the gross rental receipts collected in connection with the operation of each property. Management fees for the period January 1, 1998 through June 30, 1998 were 74,514.32.

Advisor Fees

On August 2, 1994, the Trust contracted to retain WMC to serve as Advisor to the Trust. In payment for these services, the Advisor receives a fee equal to 5% of the gross proceeds of the public stock offering, which terminated October 1995. No advisor fees have been paid during 1997 or 1998.

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

                     WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For period January 1, 1998 through June 30, 1998

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

NOTE C - MORTGAGE NOTES PAYABLE AND OTHER FINANCING

Forest Downs

The mortgage note payable at December 31, 1994 was collateralized by Forest Downs and an assignment of rents agreement. The interest rate was fixed at 8% until June 1, 1998, at which time it may be adjusted semi-annually to 3% over the monthly average cost of funds for SAIF insurance institutions from the Federal Home Loan Bank of Chicago 7th District, but never more than 12% nor less than 6%.

Maple Grove

The mortgage payable with respect to Maple Grove is collateralized by Maple Grove and an assignment of rents. The interest rate is fixed at 8.095%. Payments are due in monthly installments of principal and interest of $95,516.53 with a final Balloon payment due June 1, 2004.

                         WELLINGTON PROPERTIES TRUST
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
          For the period January 1, 1998 through June 30, 1998

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


Line of Credit

During 1996, the Trust obtained a line of credit for $300,000 with Milwaukee Western Bank. Interest-only payments are due monthly with the principal due on December 31, 1998. The interest rate is at .5% above the bank's reference rate (effective rate at June 31, 1998 of 9%). At June 30, 1998, the outstanding balance was $300,000. The line of credit is collateralized by the guarantee of WMC.

NOTE D - COMMITMENTS

None

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
            For the period January 1, 1998 through June 30, 1998

NOTE E - COMMON STOCK













As of
June 30, 1998 there were 728,038 Common Shares outstanding.

NOTE F - SUBSEQUENT EVENTS

On February 16, 1998 the Company entered into a contract to purchase Park
Forest Apartments in Des Moines, Iowa ("Park Forest") for $3,850,000. Park Forest is a 144 unit apartment community. The contract provided that the transaction would close on June 30, 1998 but was amended to allow for closing on September 30, 1998. In consideration for the extension of the closing date the Company agreed to deposit an additional $40,000 of earnest money and increased the purchase price to $3,880,000. The Company did not have sufficient cash available to make the additional earnest money deposit and therefore borrowed $40,000 from American Real Estate Equities, LLC ("AREE") pursuant to a promissory note dated August _______, 1998. The note bears interest a 9% per annum and matures on December 31, 1998. Interest accrues until the maturity date.

On June 4, 1998 the Company entered into an agreement in principal with AREE to acquire a portfolio of properties to be defined and agreed to by the parties. The minimum value of such portfolio is to be $150,000,000. The Company has agreed to form an Operating Partnership and to fund a portion of the purchase price with OP Units convertible to Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Background

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

With Maple Grove having achieved substantial stabilized occupancy, Management is aggressively pursuing additional acquisition opportunities. There are ongoing negotiations with respect to several properties and the Company has entered into two contracts to purchase 144 units and 156 units in Des Moines, Iowa, subject to due diligence. Management has negotiated a credit facility to be used to fund acquisitions with a major finanical institution. The credit facility makes approximately $14,250,000 available to the Trust to acquire additional properties.

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

                          WELLINGTON PROPERTIES TRUST
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   For the period January 1, 1998 through June 30, 1998

Current Operations

Rental revenues for the period are less than 1997. Forest Downs was sold April 10, 1997 and therefore revenues for the first quarter of 1997 included Forest Downs. Adjusting for Forest Downs, revenues at Lake Pointe and Maple Grove increased approximately 2% in 1998 over the first six months of 1997. As the Madison market tightens and fewer rental concessions are granted to new tenants revenues are expected to continue to increase. Occupancy for the period at Maple Grove was 95.4% and Lake Pointe was 98.3%.

Interest expense decreased significantly between 1997 and 1998 due to (i) the sale of Forest Downs and (ii) the refinancing of Maple Grove.

Liquidity

The Company has met its operating obligations during the period but has incurred extraordinary expense with respect to prospective acquisitions. At June 30, 1998 the Company had earnest money deposits of $30,000 plus an additional $30,000 of due diligence fees. Cash demands were such that Wellington Management Corporation advanced approximately $40,000 to the Company in July 1998. It is anticipated that upon closing of the acquisitions the Company will receive a credit for earnest money and prepaid due diligence fees.

In order to extend the closing date with respect to one of the Iowa properties the Company had to agree to deposit an additional $40,000 of earnest money. The funds were provided by a loan from AREE. It is anticipated that the loan will be repaid upon closing of the acquisition of the property or closing of the acquisition of the AREE portfolio.

The Company is also incurring extraordinary expense with respect to the AREE acquisition and anticipates that additional borrowing or equity funding may be necessary to meet such obligations. Additional borrowing should not be necessary to meet operating requirements.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

At its regular meeting on June 18, 1998, the Board of Trustees voted to pay a dividend to Common Shareholders with respect to the quarter ended June 30, 1998 of $.1750 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

There was one report on Form 8-K filed on June 30, 1998 during the quarter.

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


                                     Wellington Properties Trust


                                     By:  \S\Arnold K. Leas
                                          Arnold K. Leas, President

Date:     August 7, 1998             By:  \S\Garret Nakama
                                          Garret Nakama
                                          Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer.