Form 10QSB
period 1998-09-30
WELLINGTON PROPERTIES TRUST
filed 1998-11-13
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

                                    or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YesX No

As of September 30, 1998 734,179 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format(Check one): Yes ;NoX (Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 13 pages.  There is one exhibit.

                        WELLINGTON PROPERTIES TRUST
                                FORM 10QSB
                 For the Quarter Ended September 30, 1998

                                   INDEX

PART I.   Financial Information:

Consolidated Balance Sheet - September 30, 1998 and           Page 3
September 30, 1997 (unaudited)
Consolidated Statement of Operations - three months and
nine months ended September 30, 1998 and September 30, 1997   Page 4
(unaudited)
Consolidated Statement of Cash Flows -
nine months ended September 30, 1998 and September 30, 1997   Page 5
(unaudited)
Notes to Consolidated Financial Statements                    Page 6

Management's Discussion and Analysis or
Plan of Operations                                         Page 11

PART II.  Other Information

Other Information                                          Page 12

Exhibits and Reports on Form 8-K                           Page 12

Signatures                                                 Page 13

                                         WELLINGTON PROPERTIES TRUST
                                          CONSOLIDATED BALANCE SHEET
                                                 SEPTEMBER 30, 1998
                                                     ASSETS
                                               SEPT 30,          SEPT 30,
                                                 1998              1997
                                              (UNAUDITED)       (UNAUDITED)


RENTAL PROPERTY - AT COST
    LAND                                     $2,793,582        $ 2,775,878
    BUILDING                                 16,674,817         16,674,817
    APPLIANCES AND EQUIPMENT                    909,178            837,050
                                             20,377,577         20,287,745
    ACCUMULATED DEPRECIATION                 (1,519,337)          (977,180)
      NET PROPERTY AND EQUIPMENT             18,858,240         19,310,565

CASH                                             29,602             74,954
PREPAID EXPENSES                                328,062            249,977
LAND CONTRACT RECEIVABLE                              0                  0
OTHER                                            17,845             33,931
ORGANIZATION COSTS & LOAN COSTS NET OF ACCUMULATED
    AMORTIZATION                                616,917            230,218
                                                992,427            589,080

TOTAL ASSETS                                $19,850,667        $19,899,645

                                LIABILITIES AND EQUITY

MORTGAGE NOTE PAYABLE                       $15,807,306         $15,422,902
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES        605,009             670,141
ACCOUNTS PAYABLE - RELATED PARTY                136,962              23,081
TENANT SECURITY DEPOSITS                        121,089             120,286

TOTAL LIABILITIES                           $16,670,366         $16,236,410

                                           EQUITY
    COMMON STOCK - 100,070,000 AUTHORIZED
      734,179 SHARES ISSUED AND
      OUTSTANDING, RESPECTIVELY; PAR VALUE
      $0.01                                       7,372               7,060
    PREFERRED STOCK - 500,000 SHARES AUTHORIZED;
      NO SHARES ISSUED OR OUTSTANDING; PAR
      VALUE $0.01                                     0                  0
    ADDITIONAL PAID - IN CAPITAL              6,441,859          6,195,947
    DIVIDENDS PAID                           (1,656,487)        (1,278,999)
    ACCUMULATED DEFICIT                      (1,612,443)        (1,260,773)
                                              3,180,301          3,663,235

TOTAL LIABILITIES AND EQUITY                $19,850,667        $19,899,645


(SEE ACCOMPANYING NOTES)

                                              WELLINGTON PROPERTIES TRUST
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (UNAUDITED)
                                                 FOR THE QUARTER ENDED
                                     SEPT 30,    YTD       SEPT 30,    YTD
                                       1998      1998        1997      1997
REVENUES
   RENTAL INCOME                     $779,030  $2,295,541  $681,625 $2,242,005
   INTEREST INCOME AND OTHER              160         433    16,322    209,230
     TOTAL REVENUE                    779,190   2,295,974   697,947  2,451,235

EXPENSES
   PROPERTY OPERATING AND
    MAINTENANCE                       177,298     547,422   190,676    550,207
   REAL ESTATE TAXES AND
    INSURANCE                         115,138     334,428   105,969    325,035
   DEPRECIATION AND AMORTIZATION      148,281     442,161   148,796    453,927
   INTEREST EXPENSE                   318,931     952,859   312,435  1,073,217
   GENERAL AND ADMINISTRATIVE          99,379     247,125    62,749    200,781
     TOTAL EXPENSES                   859,027   2,523,995   820,625  2,603,167

NET OPERATING INCOME/(LOSS)           (79,837)   (228,021) (122,678)  (151,932)

LOSS PER COMMON SHARE:
   NET LOSS                            ($0.11)     ($0.31)   ($0.18)     ($0.22)
   WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING         726,403     726,403   696,642    696,642

(SEE ACCOMPANYING NOTES)

                                           WELLINGTON PROPERTIES TRUST
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)
                                               FOR THE QUARTER ENDED

                                     SEPT 30,    YTD       SEPT 30,    YTD
                                       1998      1998        1997      1997

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   NET LOSS                      ($79,837)  ($228,021)   (122,678) (151,932)
   ADJUSTMENTS TO RECONCILE
    NET LOSS TO NET CASH
    PROVIDED BY OPERATING
    ACTIVITIES:
      GAIN ON SALE                      0           0           0   (182,649)
      DEPRECIATION AND
       AMORTIZATION               148,278     442,161     148,797    453,928
      CHANGES IN ASSETS AND
       LIABILITIES, NET OF
       EFFECT OF ASSETS AND
       LIABILITIES ASSUMED
      PREPAID EXPENSES             10,923    (85,077)     (82,474)    81,193
      TENANT SECURITY DEPOSITS     13,052       (371)      92,132   (101,961)
      ACCOUNTS PAYABLE AND
       ACCRUED LIABILITIES        (12,726)    29,157         (380)  (187,953)
      ACCOUNTS PAYABLE-RELATED    112,280    117,590       (3,260)   (10,644)
       PARTY
                                  271,807    503,460      154,815     51,914
         NET CASH PROVIDED BY
          OPERATING ACTIVITIES    191,970     275,439      32,137   (100,018)

CASH FLOWS USED BY INVESTING
 ACTIVITIES
   PROCEEDS ON SALE OF ASSETS           0           0           0   1,917,227
   OTHER                                0           0   1,500,000           0
   APPLICANCES AND EQUIPMENT
    ACQUISITION                    (30,047)   (70,853)    (27,273)    (62,938)
       NET CASH PROVIDED BY
        INVESTING ACTIVITIES       (30,047)   (70,853)  1,472,727   1,854,289
CASH FLOWS FROM FINANCING
 ACTIVITIES:
   REPAYMENTS ON MORTGAGE NOTE
    PAYABLE                       (32,769) (2,408,949) (1,510,731)(15,055,276)
   MORTGAGE NOTE PAYABLE                0   2,750,000      68,423  13,640,971
   ISSUANCE OF COMMON STOCK        59,506     183,794      69,037     184,907
   DIVIDENDS PAID                (127,407)   (377,489)   (148,003)   (440,546)
   LOAN FEES                            0    (436,285)          0    (208,079)

          NET CASH PROVIDED BY
           FINANCING ACTIVITIES  (100,670)   (288,929) (1,521,274) (1,878,023)

          NET INCREASE IN CASH     61,253     (84,343)    (16,410)   (123,752)

CASH AT BEGINNING OF PERIOD       (31,651)    113,945      91,364     198,706

CASH AT END OF PERIOD              29,602      29,602      74,954      74,954

                        WELLINGTON PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
         For the period January 1, 1998 through September 30, 1998
                              (Unaudited)

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Wellington Properties Trust (Trust) is a real estate investment trust organized in the state of Maryland. It was formed on March 15, 1994 to acquire, develop, own and operate investment real estate. The Trust's year end is December 31. During the quarter covered by this report, the Trust owned a 72 unit apartment complex in Schofield, Wisconsin acquired on January 5, 1996 ("Lake Pointe") and a property in Madison, Wisconsin with 304 apartments ("Maple Grove") (collectively the "Properties"). (The Trust has one contract pending to purchase 156 units in Des Moines, Iowa. The closing is expected to occur in the last quarter of 1998.) It is the intention of the Trust to continue to seek well located properties for future acquistions.

Additionally the Company, through its operating partnership, has entered into contribution agreements with respect to 31 properties with a purchase price of approximately $190 million. The Company has also arranged a credit facility with BT Alex Brown to finance the acquisitions. The Company has formed an operating partnership to acquire the 31 properties and issue operating partnership units, which units are, upon certain circumstances, convertible into common stock of the Company. The portfolio has been identified and is described in the Proxy statement dated November 6, 1998.

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

                        WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
               For the period January 1, 1998 through September 30, 1998

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

NOTE B - RELATED PARTY TRANSACTIONS

Acquisition of Forest Downs

Forest Downs was acquired by Wellington Management Corporation on May 19, 1993, as an operating property. On March 31, 1994, Wellington Management Corporation sold Forest Downs to the Trust at a selling price of $1,890,000. On April
10, 1997, the Trust sold Forest Downs for $2,000,000.

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

                      WELLINGTON PROPERTIES TRUST
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 For the period January 1, 1998 through September 30, 1998

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

Management Fees

The Trust has entered into a Property Management Agreement with Realty to serve as the Property Manager of properties owned by the Trust. The Property Manager will manage the day to day operations of properties owned by the Trust, and will receive a management fee equal to 5% of the gross rental receipts collected in connection with the operation of each property. Management fees for the period January 1, 1998 through September 30, 1998 were $140,016.50.

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

                     WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For period January 1, 1998 through September 30, 1998

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

NOTE C - MORTGAGE NOTES PAYABLE AND OTHER FINANCING

Forest Downs

The mortgage note payable at December 31, 1994 was collateralized by Forest Downs and an assignment of rents agreement. The interest rate was fixed at 8% until June 1, 1998, at which time it may be adjusted semi-annually to 3% over the monthly average cost of funds for SAIF insurance institutions from the Federal Home Loan Bank of Chicago 7th District, but never more than 12% nor less than 6%. The property was sold in April 1997 and the mortgage was repaid.

Maple Grove

The mortgage payable with respect to Maple Grove is collateralized by Maple Grove and an assignment of rents. The interest rate is fixed at 8.095%. Payments are due in monthly installments of principal and interest of $95,516.53 with a final Balloon payment due June 1, 2004.

                               WELLINGTON PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   For the period January 1, 1998 through Sept 30, 1998

Lake Pointe

As of September 30, 1998, Wellington Properties Trust was liable on a mortgage note payable of $2,740,157.63. The note requires monthly payments of $19,417.06 including interest at 7.6%. The mortgage is due March 2008 and is secured by the rental property and an assignment of rents.

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


Line of Credit

During 1996, the Trust obtained a line of credit for $300,000 with Milwaukee Western Bank. Interest-only payments are due monthly with the principal due on December 31, 1998. The interest rate is at .5% above the bank's reference rate (effective rate at September 30, 1998 of 9%). At September 30, 1998, the outstanding balance was $300,000. The line of credit is collateralized by the guarantee of WMC.

NOTE D - COMMITMENTS

None

                         WELLINGTON PROPERTIES TRUST
                     NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the period January 1, 1998 through September 30, 1998

NOTE E - COMMON STOCK

As of September 30, 1998 there were 734,179 Common Shares outstanding.

NOTE F - SUBSEQUENT EVENTS

On February 16 1998 the Company entered into a contract to purchase Park
Forest Apartments in Des Moines, Iowa ("Park Forest") for $3,850,000. Park Forest is a 144 unit apartment community. The contact provided that the transaction would close on June 30, 1998 but was amended to allow for closing on September 30, 1998. In consideration for the extension of the closing date the Company agreed to deposit an additional $40,000 of earnest money and increased the purchase price to $3,880,000. The Company did not have sufficient cash available to make the additional earnest money deposit and therefore borrowed $40,000 from American Real Estate Equities, LLC ("AREE") pursuant to a promissory note dated August 3, 1998. The note bears interest at 9% per annum and matures on December 31, 1998. Interest accrues until the maturity date. The Company was unable to close on September 30, 1998 and the contract was terminated. The earnest money was retained by the Seller. The Seller has indicated a willingness to reinstate the contract upon the payment of additional earnest moeny.

On June 6, 1998 the Company entered into an agreement in principal with AREE to acquire a portfolio of properties to be defined and agreed to by the parties. The minimum value of such portfolio is to be $150,000,000. Properties will be conveyed to the Company pursuant to a Master Contribution Agreement dated July 6, 1998, as amended. The Company has formed an Operating Partnership and to fund a portion of the purchase price with the issuance of limited partnership interests in the Operating Partnership (in which the Company will be the sole general partner), which interest will be convertible to Common Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report may contain certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of indicated such intent. Forward-looking statements that are based on certain assumptions, and describe future plans, stategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future prospects of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/ regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality of composition of the Company's portfolio of finance receivables, the ability of the Company to obtain debt or other financing, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue realiance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in other Company filings with the Securities and Exchange Commission.

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

Until October 25, 1995, the Company offered its Common Share to the public. The proceeds of the offering were used: (i) to reduce existing debt; (ii) to acquire additional properties; and (iii) to establish reserves as deemed appropriate.

With Maple Grove having achieved substantial stabilized occupancy. Management is aggressively pursuing additional acquisition opportunities. There are ongoing negotiations with respect to several properties and the Company has entered into a contract to purchase 156 units in Des Moines, Iowa.
Management has negotiated a credit facility to be used to fund acquistions with a major financial institution.

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

                         WELLINGTON PROPERTIES TRUST
                      NOTES TO FINANCIAL STATEMENTS-CONTINUED
                    For the period January 1, 1998 through Sept 30, 1998

Current Operations

Rental revenues for the quarter period are greater than 1997 due to the stabilization of Maple Grove. Year to date rental revenues for 1997 include Forest Downs. Forest Downs was sold April 10, 1997 and therefore revenues for the first quarter of 1997 included Forest Downs. Adjusting for Forest Downs, revenues at Lake Pointe and Maple Grove increased approximately 5% in 1998 over the first nine months of 1997. As the Madison market tightens and fewer rental concessions are granted to new tenants revenues are expected to continue to increase. Occupancy for the period at Maple Grove was 95.7 and Lake
Pointe was 98.1.

Interest expense decreased significantly between 1997 and 1998 due to (i) the sale of Forest Downs and (ii) the refinancing of Maple Grove.

Liquidity

The Company has met its operating obligations during the period but has incurred significant expenditures with respect to prospective acquisitions.
At September 30, 1998 the Company had earnest money deposits of $70,000 plus an additional $30,000 of due diligence fees. Cash demands were such that Wellington Management Corporation advanced approximately $40,000 to the Company in July 1998. It is anticipated that upon closing of the acquisitions the Company will receive a credit for earnest money and prepaid due diligence fees except with respect to $50,000 deposit under the Park Forest contract.

The Company is also incurring extraordinary expense with respect to the AREE acquisition and anticipates that additional borrowing or equity funding may be necessary to meet such obligations. Additional borrowing should not be necessary to meet operating requirements.

Due to the extraordinary expenses associated with the AREE transaction the Company has deferred payment of the third quarter dividend until the closing of the transaction.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has called a special meeting of its common shareholders to be held on November 16, 1998 at 9:00 a.m. at the offices of the Company. The purpose of the meeting is to consider several proposals including:

1. Approval of a transaction (the "Transaction") the principal components of which are as follows: (a) Wellington Properties Investments, L.P., a Delaware limited partnership in which the Company is the sole general partner (the "Operating Partnership"), or one or more of the Operating Partnership's wholly owned subsidiaries will acquire 31 office and light industrial properties in exchange for the issuance of 9,860,838 partnership units that will be exchangeable, under certain circumstances, on a one-for-one basis, for Common Shares, par value $0.01 per share (the "Common Shares") of the Company; (b) the Company will issue warrants to acquire up to 1,000,000 Common Shares; (c) the Company will issue 105,263 Common Shares; (d) the Company will enter into a credit facility; (e) the Company will pay to an affiliate of the Company a cash termination fee of approximately $1.6 million, and the advisory agreement between the Company and such affiliate will be terminated; (f) the Company will enter into employment agreement with Duane H. Lund and Robert F. Rice to serve as the Cmpany's Chief Executive Officer and President, respectively; (g) if elected pursuant to the third proposal described below, Steven B. Hoyt and Paul
T. Lambert will become Trustees of the Company; and (h) the Company will enter into property management agreements with various persons and entities with respect to the day-to-day operations and leasing of the properties to be acquired;

2. Approval of certain amendments to the Company's Declaration of Trust, including classification of the Board of Trustees, which amendments are set forth in Articles of Amendment and Restatement that shall take effect only upon consummation of the initial closing in connection with the Transaction;

3. Election of Steven B. Hoyt and Paul T. Lambert to the Board of Trustees of the Company for terms to expire in 2000 and 2001 respectively and to extend the term of Arnold K. Leas as Chairman of the Board until 2001 and to extend the term of Robert P. Ripp until 2000. Peter Ogden and Gerald Sobczak shall remain unchanged.

ITEM 5.     OTHER INFORMATION

At its meeting on September 23, 1998, the Board of Trustees voted to pay a dividend to Common Shareholders with respect to the quarter ended September 30, 1998 of $.1750 per share. The Board also voted to defer payment until the closing of the transaction with AREE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

None

                                   EXHIBIT INDEX

FINANCIAL DATA SCHEDULE            EX-27

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersiged, thereunto duly authorized.

                                   Wellington Properties Trust

                                   By:  \S\Arnold K. Leas
                                        Arnold K. Leas, President

Date:   November 13, 1998          By:  \S\Garret Nakama
                                        Garret Nakama
                                        Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer.