Form 10QSB/A
period 1998-09-30
WELLINGTON PROPERTIES TRUST
filed 1999-01-21
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10QSB/A No. 1
                                 Amendment
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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


(SEE ACCOMPANYING NOTES)

                                              WELLINGTON PROPERTIES TRUST
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (UNAUDITED)
                                                 FOR THE QUARTER ENDED
                                     SEPT 30,    YTD       SEPT 30,    YTD
                                       1998      1998        1997      1997
REVENUES
   RENTAL INCOME                     $779,030  $2,295,541  $681,625 $2,242,005
   INTEREST INCOME AND OTHER              160         433    16,322    209,230
     TOTAL REVENUE                    779,190   2,295,974   697,947  2,451,235

EXPENSES
   PROPERTY OPERATING AND
    MAINTENANCE                       177,298     547,422   190,676    550,207
   REAL ESTATE TAXES AND
    INSURANCE                         115,138     334,428   105,969    325,035
   DEPRECIATION AND AMORTIZATION      148,281     442,161   148,796    453,927
   INTEREST EXPENSE                   318,931     952,859   312,435  1,073,217
   GENERAL AND ADMINISTRATIVE          99,379     247,125    62,749    200,781
     TOTAL EXPENSES                   859,027   2,523,995   820,625  2,603,167

NET OPERATING INCOME/(LOSS)           (79,837)   (228,021) (122,678)  (151,932)

LOSS PER COMMON SHARE:
   NET LOSS                            ($0.11)     ($0.31)   ($0.18)     ($0.22)
   WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING         733,156     726,403   703,403    696,642

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

                        WELLINGTON PROPERTIES TRUST
                       NOTES TO FINANCIAL STATEMENTS
         For the period January 1, 1998 through September 30, 1998
                              (Unaudited)

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Wellington Properties Trust ("Trust" or "Company") is a real estate investment trust organized in the state of Maryland. It was formed on March 15, 1994 to acquire, develop, own and operate investment real estate. The Trust's year end is December 31. During the quarter covered by this report, the Trust owned a 72 unit apartment complex in Schofield, Wisconsin acquired on January 5, 1996 ("Lake Pointe") and a property in Madison, Wisconsin with 304 apartments ("Maple Grove") (collectively the "Properties"). (The Trust has one contract pending to purchase 156 units in Des Moines, Iowa. The closing is expected to occur in the last quarter of 1998.) It is the intention of the Trust to continue to seek well located properties for future acquistions.

Additionally the Company, through its operating partnership, has entered into contribution agreements with respect to 31 properties with a purchase price of approximately $190 million. As of September 30, 1998, the Company was negotiating a credit facility with BT Alex Brown to finance the acquisitions. The Company has formed an operating partnership to acquire the 31 properties and issue operating partnership units, which units are, upon certain circumstances, convertible into common shares of the Company. The portfolio has been identified and is described in the Proxy Statement for the Special Meeting of Shareholders to be held on November 16, 1998.

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

Due to the common control, the Trust's basis in Forest Downs was the same as WMC's basis. The historical cost basis of the assets purchased from WMC, including accumulated depreciation of $40,055, was reflected on the balance sheet of the Trust. The $152,615 excess of the purchase price over WMC's basis has been recorded as a reduction of stockholders' equity.

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

                      WELLINGTON PROPERTIES TRUST
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 For the period January 1, 1998 through September 30, 1998

NOTE B - RELATED PARTY TRASACTIONS - Continued

The Trust assumed the mortgage note payable on the property of $1,856,760 (note C), and issued 167,166 common shares of the Trust to Wellington Realty Income Limited Partnership 90-1 for a $1,671,660 reduction in the cash amount due.

Issuance of Stock

In 1994, WMC was issued 70,000 common shares of the Trust. In consideration thereof, WMC has: 1) assigned, to the Trust, its rights in a certain
Acquisition Property Contract related to the purchase of a 292 unit apartment complex, known as Maple Grove, located in Madison, Wisconsin; 2) assigned, to the Trust, its rights in a certain Option Agreement (which rights have expired); and 3) agreed to reduce its note receivable from the Trust, by $300,000. Such note has been repaid.

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

Advisor Fees

On August 2, 1994, the Trust contracted to retain WMC to serve as Advisor to the Trust. In payment for these services, the Advisor receives a fee equal to 5% of the gross proceeds of the public offering of common shares, which terminated October 1995. No advisor fees have been paid during 1997 or 1998.

In addition, the Advisor is entitled to receive an Incentive Advisory Fee equal to 10% of the realized gain with respect to each sale or refinancing of property owned by the Trust. In the event a property is sold at a loss, no Incentive Advisory Fees will be paid until the amount of the loss has been offset by gains from other sales. In addition, the Advisor is entitled to recover certain expenses including travel, legal, accounting, and insurance. Fees for services, such as legal and accounting, provided by the Advisor's employees, in the opinion of the Advisor, may not exceed fees that would have been charged by independent third parties. The initial term of the agreement ended on December 31, 1995 and has been renewed automatically each year. The agreement may be terminated without cause, by either party, on 60 days written notice and by the Trust for cause immediately upon written notice.

                     WELLINGTON PROPERTIES TRUST
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For period January 1, 1998 through September 30, 1998

NOTE B - RELATED PARTY TRANSACTIONS - Continued

Commission

WISC is entitled to receive a commission of 5% of the proceeds of the common shares of the Trust that it sells. Commissions paid to WISC for the year ended December 31, 1995 were $179,720.25 and for the period January 1, 1996 through December 31, 1996 were $8,224.96. No commissions have been paid in 1997 or 1998.

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

                               WELLINGTON PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   For the period January 1, 1998 through Sept 30, 1998

Lake Pointe

As of September 30, 1998, Wellington Properties Trust was liable on a mortgage note payable of $2,740,157.63. The note requires monthly payments of $19,417.06 including interest at 7.6%. The mortgage is due March 2008 and is secured by Lake Pointe and an assignment of rents.

The aggregate maturities on the mortgage notes payable at December 31, 1998 and for the five years thereafter are as follows:

                                Lake              Maple           Total
                               Pointe             Grove
1998                         15,488.08        110,106.41       125,594.49
1999                         23,110.97        119,357.77       142,468.74
2000                         24,956.04        129,386.45       154,342.49
2001                         26,948.43        140,257.76       167,206.19
2002                         29,099.88        152,042.49       181,142.37
thereafter                2,630,396.60     12,197,738.86    14,828,135.46
TOTAL                     2,750,000.00     12,848,889.74    15,598,889.74


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

NOTE E - COMMON SHARES

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

On June 6, 1998 the Company entered into an agreement in principal with AREE to acquire a portfolio of properties to be defined and agreed to by the parties. The minimum value of such portfolio is to be $150,000,000. Properties will be conveyed to the Company pursuant to a Master Contribution Agreement dated July 6, 1998, as amended. The Company has formed an Operating Partnership to fund a portion of the purchase price with the issuance of limited partnership interests in the Operating Partnership (in which the Company will be the sole general partner), which interest will be convertible, under certain circumstances, to Common Shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report may contain certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of indicated such intent. Forward-looking statements that are based on certain assumptions, and describe future plans, stategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future prospects of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/ regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the ability of the Company to obtain debt or other financing, competition, demand for rental property in the Company's markets and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue realiance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in other Company filings with the Securities and Exchange Commission.

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

The Company acquired Lake Pointe in January 1996 by an assumption of debt and issuance of its stock to the owners. Lake Pointe consists of 72 units.

Until October 25, 1995, the Company offered its Common Shares to the public. The proceeds of the offering were used: (i) to reduce existing debt; (ii) to acquire properties; and (iii) to establish reserves as deemed appropriate.

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

On March 5, 1998 the Company completed the refinancing of Lake Pointe for $2,750,000 with interest fixed at 7.6% per annum for 10 years. A balloon payment will be due on March 11, 2008. Monthly payments of principal and interest of $19,417.06 are based on a 30 year amortization schedule.

The proceeds from the sale of Forest Downs were used to retire the first mortgage with respect to Forest Downs and to reduce the line of credit with Milwaukee Western Bank and various accrued payables.

                         WELLINGTON PROPERTIES TRUST
                      NOTES TO FINANCIAL STATEMENTS-CONTINUED
                    For the period January 1, 1998 through Sept 30, 1998

Current Operations

Rental revenues for the quarter period ended September 30, 1998 are greater than 1997 due to the stabilization of Maple Grove, while rental revenues for the nine months ended September 30, 1998 are less than the comparable period in 1997. Year to date rental revenues for 1997 include Forest Downs. Forest Downs was sold April 10, 1997 and therefore revenues for the first quarter of 1997 included Forest Downs. Adjusting for Forest Downs, revenues at Lake Pointe and Maple Grove increased approximately 5% in 1998 over the first nine months of 1997. As the Madison, Wisconsin market tightens and fewer rental concessions are granted to new tenants, revenues are expected to continue to increase. Occupancy for the period at Maple Grove was 95.7% and Lake Pointe was 98.1%.

Interest expense decreased significantly for the 9 months ended September 30, 1998 from 1997 due to (i) the sale of Forest Downs and (ii) the refinancing of Maple Grove.

Liquidity

The Company has met its operating obligations during the period but has incurred significant expenditures with respect to prospective acquisitions.
At September 30, 1998 the Company had earnest money deposits of $70,000 plus an additional $30,000 of due diligence fees. Cash demands were such that Wellington Management Corporation advanced approximately $40,000 to the Company in July 1998. It is anticipated that upon closing of the acquisitions the Company will receive a credit for earnest money and prepaid due diligence fees except with respect to $50,000 deposit forfeited under the Park Forest contract.

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

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has updated its current information systems and believes them to be year 2000 compliant. The Company intends to review any and all purchases in this regard to ensure year 2000 compliance. The Company does not believe that the impact of the recognition of the year 2000 by its information and operating technology systems will have a material adverse effect on the Company's financial condition and results of operations.

There can be no assurance that there will not be any year 2000-related operating problems or unanticipated expenditures that will arise with the Company's computer systems and software, whether existing or newly acquired, or that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has called a special meeting of its common shareholders to be held on November 16, 1998 at 9:00 a.m. at the offices of the Company. The purpose of the meeting is to consider several proposals including:

1. Approval of a transaction (the "Transaction") the principal components of which are as follows: (a) Wellington Properties Investments, L.P., a Delaware limited partnership in which the Company is the sole general partner (the "Operating Partnership"), or one or more of the Operating Partnership's wholly owned subsidiaries will acquire 31 office and light industrial properties in exchange for the issuance of 9,860,838 partnership units that will be exchangeable, under certain circumstances, on a one-for-one basis, for Common Shares, par value $0.01 per share (the "Common Shares") of the Company; (b) the Company will issue warrants to acquire up to 1,000,000 Common Shares; (c) the Company will issue 105,263 Common Shares; (d) the Company will enter into a credit facility; (e) the Company will pay to WMC a cash termination fee of approximately $1.6 million, and the advisory agreement between the Company and WMC will be terminated; (f) the Company will enter into employment agreement with Duane H. Lund and Robert F. Rice to serve as the Company's
Chief Executive Officer and President, respectively; (g) if elected pursuant to the third proposal described below, Steven B. Hoyt and Paul T. Lambert will become Trustees of the Company; and (h) the Company will enter into property management agreements with various persons and entities with respect to the day-to-day operations and leasing of the properties to be acquired;

2. Approval of certain amendments to the Company's Declaration of Trust, including classification of the Board of Trustees, which amendments are set forth in Articles of Amendment and Restatement that shall take effect only upon consummation of the initial closing in connection with the Transaction;

3. Election of Steven B. Hoyt and Paul T. Lambert to the Board of Trustees of the Company for terms to expire in 2000 and 2001 respectively and to extend the term of Arnold K. Leas as Chairman of the Board until 2001 and to extend the term of Robert P. Ripp until 2000. Peter Ogden and Gerald Sobczak shall remain unchanged;

4. Approval of adoption of the Wellington Properties Trust 1998 Share Option Plan; and

5. Transaction of such other business as may properly be brought before the Special Meeting.

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

                                   Wellington Properties Trust

                                   By:  \S\Robert F. Rice
                                        Robert F. Rice, President

Date:   January 21, 1999           By:  \S\Garret Nakama
                                        Garret Nakama
                                        Chief Financial Officer

Signing on behalf of the registrant and as principal financial and accounting officer.