Form 10KSB
period 1998-12-31
WELLINGTON PROPERTIES TRUST
filed 1999-04-15
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 1998

                    Commission File Number:  33-82888C

                        WELLINGTON PROPERTIES TRUST
          (Exact name of registrant as specified in its charter)

                Maryland                            39-6594066
(State or other jurisdiction of incorporation)   (I.R.S. Employer
                                                  Identification Number)

18650 W. Corporate Drive, Suite 300, P.O. Box 0919, Brookfield, Wisconsin 53008-0919 (Address of principal executive offices) (zip code)

Issuer's telephone number:  414-792-8900     Fax number:  414-792-8936

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

Issuer's revenues for its most recent fiscal year will be filed by amendment.

Aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the market price as of April 12, 1999 -
$6,007,626.

Number of Common Shares outstanding as of April 12, 1999 - 1,351,625 (adjusted to give effect to the Company's 4.75 for 3.00 stock split to shareholders of record on March 22, 1999).

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:  None

Transitional Small Business Disclosure Format(Check one): Yes ;NoX (Added by Exch Act Rel No. 31905, eff 4/26/93.)

                        WELLINGTON PROPERTIES TRUST
                             1998 FORM 10-KSB

                             TABLE OF CONTENTS


PART I
                                                                      Page

Item 1    Description of Business                                     I-1

Item 2    Description of Property                                     I-2

Item 3    Legal Proceedings                                           I-3

Item 4    Submission of Matters to a Vote of Securities Holders       I-3

PART II

Item 5    Market for Common Equity and Related                        II-1
          Security Holder Matters

Item 6    Management's Discussion and Analysis or Plan of Operation   II-2

Item 7    Financial Statements                                        II-6

Item 8 Changes In and Disagreements with Accountants on Accounting II-6 and Financial Disclosure

PART III

Item 9    Directors, Executive Officers, Promoters and Control        III-1
          Persons,Compliance With Section 16(a) of the Exchange Act

Item 10   Executive Compensation                                      III-4

Item 11   Security Ownership of Certain Beneficial Owners             III-8
          and Management

Item 12   Certain Relationships and Related Transactions              III-10

Item 13   Exhibits and Reports on Form 8-K                            III-11

SIGNATURES                                                            III-13

                                  PART I

Item 1.   Description of Business.

     Wellington Properties Trust (the "Company") is a Maryland trust formed on March 15, 1994.

Effective January 1, 1996 the Company has operated as a real estate investment trust ("REIT") and expects to continue to operate as a REIT under Section
856 through 860 of the Internal Revenue Code. Under such provisions, the Company must distribute at least 95% of its taxable income to its shareholders and meet certain other asset and income tests. As a REIT, the Company generally is not subject to federal income tax.

As of December 31, 1998, the Company owns two residential and three commercial properties. The Company owns the residential properties through two wholly owned subsidiaries. The Company's interests in the commercial properties are held through its subsidiary partnership, Wellington Properties Investments, L.P., a Delaware limtied partnership (the "Operating Partnership").

Effective August 31, 1998, the Company entered into a certain Amended and Restated Master Contribution Agreement by and among the Company, the Operating Partnership, American Real Estate Equities, a Delaware limited liability company ("AREE") and certain other unrelated parties (the "Master
Contribution Agreement"). Further effective August 31, 1998, the Company entered into a certain Contribution Agreement (the "WMC Contribution Agreement") by and between the Operating Partnership and Wellington Management Corporation, a Wisconsin corporation ("WMC"). In connection therewith, the Company held a special meeting of Shareholders on November 16, 1998, at which the Shareholders approved, among other things, the transactions contemplated by the Master Contribution Agreement and the WMC Contribution Agreement. As a result, the Company expanded its Board of Trustees from five to seven members. The shareholders of the Company elected Paul T. Lambert and Steven
B. Hoyt to fill these two newly created positions, with terms expiring in 2001 and 2002, respectively. Also in connection with the Master Contribution Agreement, Duane H. Lund was elected Chief Executive Officer of the Company and Robert F. Rice was elected President. Arnold K. Leas, formerly the President of the Company, remains as the Chairman of the Board of Trustees of the Company.

As contemplated by the Master Contribution Agreement, on November 16, 1998, the Company issued to AREE 166,666 common shares of beneficial interest, $0.01 par value per share ("Common Shares") in exchange for $1,000,000.
Furthermore, the Company issued warrants to acquire up to 791,667 Common Shares to each of AREE and WMC. The Warrants will become exercisable one year after the date of issuance (November 16, 1999) and will be exercisable for a nine-year period thereafter, at an exercise price of $5.37 per Common Share with respect to 395,833 Warrants held by each of AREE and WMC, $6.47 per Common Share with respect to 197,917 Warrants, $7.74 per Common Share with respect to 118,750 Warrants held by each of AREE and WMC and $9.32 per Common Share with respect to 79,167 Warrants held by each of AREE and WMC. Arnold K. Leas, the Chairman of the Board of Trustees of the Company, is the President and Chief Executive Officer of WMC and owns, together with members of his immediate family and trusts for the benefit of such persons, approximately 41.8% of the outstanding capital stock of WMC.

Also as contemplated by the Master Contribution Agreement and the WMC Contribution Agreement during 1998, the Company terminated its advisory fee arrangements between the Company and WMC, paid WMC $310,000 as partial consideration thereof and, effective November 16, 1998, the Company became self administered.

On November 20, 1998, pursuant to the Master Contribution Agreement, the Company, through the Operating Partnership acquired three commercial properties (the "1998 Acquisition Properties" or the "Commercial Properties") in exchange for issuance of the Operating Partnership of 2,557,707 limited partnership units ("Units") and the assumption of debt aggregating
$17,066,000. The Units are exchangeable, under certain circumstances, on a one-for-one basis for Common Shares in the Company, from and after the one-year anniversary of the date of issuance.

AREE is owned in equal thirds by WLPT Funding, LLC, a Delaware limited liability company, ("WLPT Funding"), Lambert Equities II, LLC, a Delaware limited liability company ("Lambert Equities") and Steven B. Hoyt, a Trustee of the Company. As a result of the 1998 acquisitions, 204,904 Units were issued to AREE, 483,412 Units were issued to WLPT Funding, 483,412 Units were issued to Lambert Equities and 1,239,248 Units were issued to Mr. Hoyt and his wife. Each of AREE, WLPT Funding, Lambert Equities and Mr. Hoyt have agreed not to transfer any of these Units for a two-year period after the date of issuance.

Properties owned by the Company will compete with other rental properties.

On December 31, 1998 the Company had 12 employees.

Item 2.   Description of Property.

     As of December 31, 1998 the Company owned interests in the properties described below.

                     % Leased as
     Location        of 12/31/98     Description of Property/Ownership Interest

Residential:
Madison, Wisconsin      95.3%         Maple Grove Apartments, 304 unit apartment
                                     community.

Schofield, Wisconsin    98.2%        Lake Pointe Apartments, 72 unit apartment
                                     community.
                                    I-2

Commercial:
                                      Rentable Square       Tenants Leasing 10%
                                      Feet                  or More of Rentable
                                      (Office)/Gross        Sq. Ft. as of
                      % Leased as     Leaseable Area        11/30/98 & Lease
Property Location     of 12/31/98     (Industrial)          Expiration Date

Cold Springs Office         99%        77,533               Cold Springs Granite
Center                                                      (55%)-4/02; Central
St. Cloud, MN (the                                          MN ECSU (14%)-9/02;
"Cold Springs Center")                                      First American Bank
                                                            (17%)-4/05

Thresher Square East/West   100%       119,272              BRW, Inc.(48%)-7/01;
Minneapolis, MN ("Thresher                                  Search Institute
Square")                                                    (16%)-8/02

Nicollet Business VI        100%       50,291               Wakata Design
Burnsville, MN  ("Nicollet                                  Systems (19%)-3/02;
VI")                                                        Quickdraw Design,
                                                            Inc. (30%)-8/02;
                                                            Xata Corp. (41%)-
                                                            6/04


As of December 31, 1998 the properties of the Company are encumbered as follows:

Residential:

Maple Grove Apartments                     Mortgage Note to American Property
                                           Financing Inc in the amount of
                                           $12,738,783 maturing June 1, 2004

Lake Pointe Apartments                     Mortgage Note to First Union National
                                           Bank in the amount of $2,734,512
                                           maturing March 11, 2008

Commercial:

Cold Springs Center                        Mortgage Note to Bremmer Bank N.A.
                                           in the amount of $5,596,633 maturing
                                           October 1, 2000

Cold Springs Center                        Mortgage Note to Bremmer Business
                                           Financial Corp. in the amount of
                                           $1,875,000 maturing September 30,
                                           2000

Thresher Square (East)                     Commercial Development Revenue
                                           Refunding Bonds in the amount of
                                           $4,095,000 maturing May 1, 2015

Thresher Square (West)                     Commercial Development Revenue
                                           Refunding Bonds in the amount of
                                           $3,135,000 maturing June 1, 2010

Nicollet VI                                Mortgage Note to GMAC in the amount
                                           of $2,330,224 maturing February 1,
                                           2008

      The Apartment Properties are generally occupied under leases having a term of one year or less. The Commercial Properties have leases of varying terms.

     The Properties are all less than 7 years old or have been renovated within the last seven years and therefore there are no plans for significant improvements or renovations.

     In the opinion of management the Properties are adequately insured.

Item 3.   Legal Proceedings.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of security holders during the Company's fourth quarter:

(a)  Meeting type and date            Special meeting held on November 16, 1998

(b)  Directors elected at meeting     See discussion below

(c)  Description of each matter voted on at meeting:

     1. Approve a transaction (the "Transaction") the principal components of which of which are as follows: (a) Wellington Properties Investments, L.P., a Delaware limited partnership in which the Company is the sole general partner (the "Operating Partnership"), or one or more of the Operating Partnership's wholly owned subsidiaries will acquire 31 office and light industrial properties in exchange for the issuance of 15,612,993 partnership units that will be exchangeable, under certain circumstances, on a one-for-one basis, for Common Shares of the Company, the payment of approximately $35.2 million in cash, and the assumption of approximately
$71.8 million in indebtedness; (b) the Company will issue warrants to acquire up to 1,583,334 Common Shares; (c) the Company will issue 166,666 Common Shares; (d) the Company will enter into a new credit facility; (e) the Company will pay to an affiliate of the Company a cash termination fee of approximately $1.6 million, and the advisory agreement between the Company and such affiliate will be terminated; (f) the Company will enter into employment agreements with Duane H. Lund and Robert F. Rice to serve as the Company's Chief Executive Officer and President, respectively; and (g) the Company will enter into property management agreements with various persons and entities with respect to the day-to-day operations and leasing of the properties to be acquired.

Results of votes:

1. (a)

For                                       407,258.170
Against or withheld                         4,050.993
Abstentions and broker non-votes           14,690.766

1. (b)

For                                       406,126.490
Against or withheld                         4,762.993
Abstentions and broker non-votes           15,110.441

1. (c)

For                                       406,652.490
Against or withheld                         4,050.993
Abstentions and broker non-votes           15,296.441

1. (d)

For                                       406,919.170
Against or withheld                         4,050.993
Abstentions and broker non-votes           15,029.766

1. (e)

For                                       402,237.260
Against or withheld                         5,509.607
Abstentions and broker non-votes           18,253.065

1. (f)

For                                       405,614.420
Against or withheld                         5,009.300
Abstentions and broker non-votes           15,376.208

1. (g)

For                                       407,258.170
Against or withheld                         4,050.993
Abstentions and broker non-votes           14,690.766

2. Approve certain amendments to the Company's Declaration of Trust, including classification of the Board of Trustees, which amendments are set forth in Articles of Amendment and Restatement that shall take effect only upon consummation of the initial closing in connection with the Transaction.

Results of votes:

For                                   407,804.120
Against or withheld                     4,050.993
Abstentions and broker non-votes       14,144.815

3. Elect two additional members of the Board of Trustees of the Company and to elect certain of the current members of the Board of Trustees to serve extended terms, which elections shall take effect only upon consummation of the initial closing in connection with the Transaction.

Results of votes:

For                                    400,872.510
Against or withheld                     12,892.605
Abstentions and broker non-votes           971.204

4.  Approve the adoption of Wellington Properties Trust 1998 Share Option Plan.

Results of votes:

For                                    403,655.390
Against or withheld                      6,947.915
Abstentions and broker non-votes        15,396.626

                                  PART II

Item 5.  The Common Shares are listed on NASDAQ Small Cap under the symbol
"WLPT".

"The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.

The Nasdaq Stock Market consists of two distinct market tiers: the Nasdaq National Market and the Nasdaq SmallCap Market. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

The following table sets forth the range of the high and low last reported sale prices as reported on NASDAQ, as well as the quarterly distributions per Common Share declared and paid.


                                                            Cash Dividends
                                                            Declared Per
Quarter                    High(1)       Low(1)             Common Share(1)

First Quarter, 1997      $ 6.87          $4.58                 $0.13
Second Quarter, 1997     $ 6.00          $4.58                 $0.13
Third Quarter, 1997      $ 5.84          $4.58                 $0.11
Fourth Quarter, 1997     $ 5.76          $4.50                 $0.11

First Quarter, 1998      $ 5.61          $3.95                 $0.11
Second Quarter, 1998     $10.58          $4.58                 $0.11
Third Quarter, 1998      $ 6.79          $5.53                 $0.11
Fourth Quarter, 1998     $ 6.24          $3.79                 $0.11

(1)Adjusted to give effect to the Stock Split

The number of holders of record of the Common Shares of the Company was 352 and the Company estimates it has approximately 665 holders of beneficial interest as of April 12, 1999.

On March 16, 1999, the Company declared a 4.75 for 3.00 share split payable on March 24, 1999 to shareholders of record as of March 22, 1999 (the "Stock Split"). All amounts herein have been adjusted to give effect to the Stock Split.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with financial statements and notes thereto which financial statements and notes will be filed by amendment.


This report may contain certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of indicated such intent. Forward-looking statements that are based on certain assumptions, and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future prospects of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality of composition of the Company's portfolio of finance receivables, the ability of the Company to obtain debt or other financing, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in other Company filings with the Securities and Exchange Commission.

Wellington Properties Trust is a real estate investment trust. As of December 31, 1998, the Company owns a portfolio of two residential and three commercial properties. The residential properties are located in Wisconsin and contain an aggregate of 376 units. The commercial properties are located in Minnesota and contain an aggregate of 247,096 square feet.

The Company's interest in the commercial properties is held through Wellington Properties Investments, LP (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 1998, the Company held a 6.1% interest in the Operating Partnership.

On November 20, 1998, pursuant to the Master Contribution Agreement with American Real Estate Equities, LLC ("AREE"), the Company, through the Operating Partnership acquired three commercial properties (the "1998 Acquisition Properties" or the "Commercial Properties") in exchange for issuance by the Operating Partnership of 2,557,707 limited partnership units ("Units") and the assumption of debt aggregating $17,066,000. In connection with these acquisitions, the Company issued 166,666 common shares of beneficial interest ("Common Shares") to AREE in exchange for $1,000,000 and further issued warrants (the "Warrants") for 791,667 Common Shares each to AREE, and representatives thereof, and to Wellington Management Corporation ("WMC"). Simultaneously, WMC received a termination fee and the advisory agreement between the Company and WMC was terminated. (Collectively, these transactions are referred to herein as the "1998 Transactions").

The Company accounted for the 1998 Acquisition Properties under purchase accounting requirements; therefore, the operating results of the Company for the year ended December 31, 1998 are not directly comparable to 1997.

Results of Operations

A discussion of the Company's results of operations for the year ended December 31, 1998 compared to the year ended December 31, 1997 will be filed by amendment.

Liquidity and Capital Resources

Cash provided by operations and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders.

On November 20, 1998, the Company completed the 1998 Transactions including the assumption of $17,066,000 in debt and the issuance of $13,731,000 in Units. The aggregate purchase price for the 1998 Acquisition Properties was $30,797,000 excluding closing costs. Additionally the Company completed the issuance of $1,000,000 in Common Shares providing the Operating Partnership with
$1,000,000 of cash for working capital.

As of December 31, 1998, the Company has approximately $32.7 million of debt outstanding consisting of (i) seven mortgage loans totaling $32.5 million (which had a weighted average interest rate of 7.7% and will mature between September 30, 2000 and May 1, 2015) and (ii) a line of credit totaling $200,000 due currently. Additionally, the Company through the operating partnership has approximately $1.2 million in accrued liabilities as of December 31, 1998 which liabilities primarily represent amounts due in connection with the Company's negotiations with AREE during 1998 and the Special Meeting of Shareholders held on November 16, 1998.

Further, the Company is in negotiations with AREE and WMC regarding the reimbursement by the Operating Partnership to AREE and WMC of certain expenses aggregating approximately $1.7 million incurred by AREE and WMC and the Company or the Operating Partnership during 1998 in connection with the potential acquisition of properties and certain administrative expenses.

Except as discussed above, the Company has no contractual obligations for property acquisition or material capital costs, other than tenant improvements in the ordinary course of business. The Company expects to meet its long-term capital needs through a combination of cash from operations, additional borrowings, additional equity issuances of Common or Preferred Shares, and/or partnership Units.

On March 25, 1998, June 18, 1998 and September 23, 1998, the Company declared distributions of $0.1105 per share per declaration. On December 15, 1998 the Company declared a distribution of $0.1137 per share. On March 16, 1999, the Company declared a 4.75 for 3.00 share split payable on March 24, 1999 to shareholders of record as of March 22, 1999 (the "Stock Split"). All amounts herein have been adjusted to give effect to the Stock Split.

Cash Flows

As of December 31, 1998, the Company had approximately $153,901 in cash and cash equivalents. A discussion of the Company's results of operations for the year ended December 31, 1998 will be filed by amendment.

Funds from Operations

The Company considers FFO to be helpful to investors as a measure of the financial performance of an equity REIT. In accordance with NAREIT's definition, FFO is defined as net income (loss) computed in accordance with GAAP excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for uncolsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently from the Company.

Funds from operations for the year ended December 31, 1998 will be filed by amendment. Funds from operations for the year ended December 31, 1997 is summarized in the following table (in thousands, except for share data).

                                              Year Ended
                                              December 31,
                                              1997

Loss before minority interests                $   (275,579)
Deduct:  Gain on sale of real estate              (166,753)
Add:  Real estate related depreciation
      and amortization                             560,730

Funds from operations                         $    118,398
Weighted average Common Shares/
       Units outstanding (1)                       1,129,061


(1) adjusted to give effect to the Stock Split

Inflation

Inflation has not generally had a significant impact during the periods presented on the Company because of the relatively low inflation rates in the markets in which the Company's properties operate. Most of the Company's tenants in the residential properties represent short-term leases and most of the Company's tenants in the Commercial properties are contractually obligated to pay their share of operating expenses thereby reducing exposure to increases in such costs resulting from inflation.

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "OO" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has upgraded its current information systems to be Year 2000 compliant. The Company intends to review any and all purchases in this regard to ensure Year 2000 compliance. The Company does not believe that the impact of the recognition of the Year 2000 by its information and operating technology systems will have a material adverse affect on the Company's systems.

The Company is also requiring that all vendors and, in particular, third party property managers upgrade their systems to be Year 2000 compliant. WMC Realty, Inc., which manages the apartment properties is fully Year 2000 compliant. Hoyt Properties, which manages the commerical properties is in the process of acquiring new systems to become Year 2000 compliant.

Item 7.  Financial Statements

The required audited financial statements of the Company will be filed by amendment upon resolution of outstanding fees to the Company's certifying accountants, Grant Thornton LLP.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

Board of Trustees, Executive Officers, Significant Employees and Family Relationships

The Trustees and Officers of the Company, their ages (at April 12, 1999) and their positions and offices with the Company are as follows:

                            Originally     Term
Name               Age      Elected        Expires    Position and Offices Held

Arnold K. Leas     65       1994           2001       Chairman of the Board of
                                                      Trustees/President

Steven B. Hoyt     46       1998           2000       Trustee

Paul T. Lambert    45       1998           2001       Trustee

Lyle W. Larcheid   70       1994           1999       Trustee

Peter Ogden        40       1994           1999       Trustee

Robert P. Ripp     72       1994           2000       Trustee

Gerald Sobczak     50       1994           1999       Trustee

Duane H. Lund      34       1998           n/a        Chief Executive Officer

Robert F. Rice     48       1994           n/a        President and Secretary

Garret T. Nakama   54       1994           n/a        Treasurer

Arnold K. Leas, Chairman of the Board of Trustees of the Company, has served in such capacity since the Company's inception in 1994. Mr. Leas served as President of the Company from the Company's inception through November
20, 1998. Mr. Leas has also served as a director, Chief Executive Officer and President of WMC since WMC's inception in 1988. WMC and its subsidiary, Wellington Investment Services Corp., currently manage over $100 million of investors' funds. From 1984 to 1988, Mr. Leas was Executive Vice President of Decade Securities, Inc., a Milwaukee company that was involved primarily in the syndication of multi-family apartment complexes throughout the United States. Mr. Leas is on the Board of Directors of the Metropolitan Milwaukee Association of Commerce Council of Small Business Executives and is a graduate of the Realtors Institute.
                                III-1

Steven B. Hoyt, Trustee of the Company since November 20, 1998, has served as managing general partner of Hoyt Development (from 1979 to 1989) and Chief Executive Officer of Hoyt Properties, Inc. ("HPI") (from 1989 to present).
HPI currently owns over 1,000,000 square feet of industrial and office property in Minnesota and has developed over 5,000,000 square feet of commercial property since its inception. From 1994 to 1995, Mr. Hoyt served as a Senior Regional Director of First Industrial Realty Trust Inc., a Maryland corporation ("First Industrial"). Mr. Hoyt is a member of the Board of Directors of the Better Business Bureau and has served in numerous state and national positions for the National Association of Industrial and Office Parks (NAIOP).

Paul T. Lambert, Trustee of the Company since November 20, 1998, served on the Board of Directors and was the Chief Operating Officer of First Industiral from its initial public stock offering in June 1994 to the end of 1995.
Mr. Lambert was one of the largest contributors to the formation of First Industiral and one of its founding shareholders. Prior to forming First Industrial, Mr. Lambert was Managing Partner of the Midwest region for The Shidler Group, a national private real estate investment company ("Shidler"). Prior to joining Shidler, Mr. Lambert was a commercial real estate developer with Dillingham Corporation and, prior to such time, was a consultant with The Boston Consulting Group. Mr. Lambert was also a founding shareholder of CGA Group, Ltd., a holding company whose subsidiary is a AAA-rated financial guarantor based in Bermuda.
                                III-2

Lyle W. Larcheid, Trustee of the Company, has served in such capacity since 1994. Mr. Larcheid has served as Senior Vice President of lending at Wauwatosa Savings Bank in Wauwatosa, Wisconsin since 1986. Prior to 1986, Mr. Larcheid was Senior Executive Vice President at St. Francis Savings and Loan in St. Francis, Wisconsin.

Peter Ogden, Trustee of the Company, has served in such capacity since the Company's inception in 1994. Mr. Ogden has served as the President and Owner of Ogden & Company since 1990 and Vice President, Treasurer and owner of Ogden Development Group, Inc. since 1986, both of which are Milwaukee-based providers of real estate brokerage, leasing and property management services and which manage over 2,500 apartment and condominium units, in addition to shopping centers and offices, industrial and mixed-use buildings.

Robert R. Ripp, Trustee of the Company, has served in such capacity since the Company's inception in 1994. Mr. Ripp is the owner of RESI Realtor, a Milwaukee-based real estate brokerage firm. Prior to forming RESI Realtor in 1985, Mr. Ripp was the Vice President /General Sales Manager for Wauwatosa Realty, a real estate brokerage firm with 27 offices in the State of Wisconsin.

Gerald Sobczak, Trustee of the Company, has served in such capacity since the Company's inception in 1994. Since 1990, Mr. Sobczak has been a self-employed real estate investor, owning and operating apartment units. From 1989-1990, Mr. Sobczak served as Building Manager for American Landmark Properties, and from 1984-1988 was an Asset/Property Manager for Eastmore Real Estate.

Duane H. Lund, Chief Executive Officer of the Company since November 20, 1998, was founding shareholder of First Industrial and served as a Senior Regional Director of First Industrial from 1994 to June 1998. In such capacity, Mr. Lund acquired and managed over 11,000,000 square feet of commercial property with a value in excess of $750 million. From 1989 to 1994, Mr. Lund was an Acquisition Partner with Shidler, where he was involved in coordinating the underwriting and due diligence for over $200 million of commercial property. Prior to 1989, Mr. Lund was a tax consultant with Peat Marwick Main & Company. Mr. Lund is a member of the Boards of Directors of the Wisconsin Real Estate Alumni Association and National Association of Industrial and Office Properties Minnesota Chapter and is a member of the advisory boards of Midwest Real
Estate News, Minnesota Real Estate Journal and KPMG Peat Marwick Alumni Association.

Robert F. Rice, President and Secretary of the Company, has served as Secretary of the Company since its inception in 1994 and as President of the Company since November 20, 1998. Mr. Rice served as Executive Vice President of the Company from May 1997 through November 20, 1998. Prior to the Company's formation, Mr. Rice served as Vice President/General Counsel to WMC beginning in November 1993. From 1989 to October 1993, Mr. Rice provided advice with respect to Resolution Trust Corporation matters through Resource Alternatives, Inc., a provider of legal and consluting services to the real estate industry. From 1984 to 1989, Mr. Rice served as a director, officer and general counsel for various affiliates of St. Francis Bank, F.S.B.

Garret T. Nakama, Controller and Treasurer of the Company, has served in such capacities since the Company's inception in 1994. From 1991 to the present, Mr. Nakama has served as Vice President/Finance for WMC. From 1986 to 1991, Mr. Nakama was employed as Controller of Nassco, Inc., a New Berlin, Wisconsin supplier of equipment.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of (i) WMC; (ii) Arnold K. Leas, Lyle W. Larcheid, Peter Ogden, Robert
P. Ripp, and Gerald Sobczak, each a Trustee of the Company, (iii) Robert
F. Rice and Garret T. Nakama, each a current executive officer of the Company, and (iv)Gregory S. Leas, a former executive officer of the Company failed to timely file their respective Forms 3, Form 4 and Form 5 for the period
1994 through October, 1998. All such filings have since been made. The company cannot estimate the number of such Forms or the number of transactions that were required to be filed but were not so filed.
                                 III-3

Item 10.  Executive Compensation

Since its inception through July 31, 1998, the Company paid no compensation to any of its executive officers. The following table sets forth the compensation paid from August 1, 1998 to December
31, 1998 and current base annual compensation for each of the officers of the Company.


Summary Compensation Table



Name and Principal                                        Securities Underlying
Position                  Year               Salary       Options
Duane H. Lund             1998               $18,750(1)    --
Chief Executive Officer

Robert F. Rice            1998               $62,500(2)    7,917(3)
President and Secretary

Arnold K. Leas            1998               $ --          9,500(3)
Chairman of the Board(4)


(1) Amount represents base annual salary of $150,000. Mr. Lund became the Chief Executive Officer of the Company on November 20, 1998.

(2) Amount represents base annual salary of $150,000. Mr. Rice was paid by the Company commencing August 1, 1998. Mr. Rice has served as Secretary of the Company since the inception of the Company in 1994 and as President of the Company since November 20, 1998. For the period commencing May 1997 and through November 20, 1998, Mr. Rice served as Executive Vice President of the Company.

(3) Options reported were granted under the Company's plan in effect at May 27, 1998. All options were granted on May 27, 1998 and bear an exercise price of $5.44 per Common Share. Market value per share on the date of grant was $5.37. All such options are currently exercisable.

(4) Mr. Leas was the Chief Executive Officer of the Company from the inception of the Company in 1994 until November 20, 1998.
                                      III-4


Options/SAR Grants in Last Fiscal Year


                      Number of      Percentage of
                      Underlying     Total Options
Name and principal    Options        Granted to
position              Granted        Employees in     Exercise  Expiration
                                     Fiscal Year      Price     Date

Duane H. Lund
Chief Executive
Officer               --             --               --        --

Robert F. Rice
President and
Secretary             7,917          14.56%           $ 5.44    May 26, 2008

Arnold K. Leas
Chairman of the
Board                 9,500          17.47%           $ 5.44    May 26, 2008

                                     III-5


Aggregated Option/SAR Exercises in Last Fiscal Year and
Fiscal Year End Option/SAR Values

                      Common                    # of Securities   Value of
                      Shares                    Underlying        unexercised
Name and principal    Acquired on   Value       Options/SARs at   in-the-money
position              Exercise      Realized    Fiscal Year End   options/SARs
                                                Exercisable(1)    at Fiscal Year
                                                                  End ($)
                                                                  Exercisable/
                                                                Unexercisable(2)

Duane H. Lund         --            --          --
Chief Executive
Officer

Robert F. Rice        --            --          7,917            $0/$0
President and
Secretary

Arnold K Leas         --            --          9,500            $0/$0
Chairman of the
Board


(1) All of the options held by the named executive officers are currently exercisable.
(2) Calculations are based upon the closing bid price of $4.30 per share as of December 31, 1998.

Committees of the Board of Trustees

Audit Committee.
The Audit Committee, for the period January 1, 1998 through
November 20, 1998, consisted of Messrs. Larcheid, Sobczak and Nakama and for the period November 20, 1998 to date consists of Messrs. Larcheid, Sobczak and Ogden. The Audit Committee reviews related party transactions, makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants, the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.
                                   III-6

Compensation Committee.
The Compensation Committee, for the period January 1, 1998 through November 20, 1998, consisted of Messrs. Leas, Ogden and Ripp and for the period November 20, 1998 to date consists on Messrs. Leas, Hoyt and Lambert. The Compensation Committee makes recommendations and exercises all powers of the Board of Directors in connection with certain compensation matters, including incentive compensation and benefit plans. The Compensation Committee administers, and has authority to grant awards under, the Company's 1998 Stock Incentive Plan and the Company's 1998 Option Plan. The Compensation Committee met one time in 1998, on May 26, 1998.

Meetings of Trustees.
The Trustees held seven meetings in 1998. Each of Messrs. Leas, Ripp and Sobczak attended all seven meetings. Mr. Ogden attended six and Mr. Larcheid attended five of the meetings of the Board of Trustees. Each of Messrs. Hoyt and Lambert attended the one meeting of the Board of Trustees held during his tenure as Trustee in 1998.

Compensation of Trustees.
In 1998, Trustees who were also employees of the Company or its affiliates received no additional compensation for their services as Trustees, while non-employee Trustees of the Company received a fee of $250 per Board of Trustee or committee meeting attended.

Employment Agreements

On November 16, 1998, the Company entered into employment agreements (the "Employment Agreements") with Duane H. Lund and Robert F. Rice. The Employment Agreements provide for an initial base salary of $150,000 and a discretionary performance bonus of up to 200% of base salary. In addition, each Employment Agreement provides that the officers shall receive those health, life and disability and other benefits extended by the Board of Trustees to other similarly situated executives. Each Employment Agreement has an evergreen term of three years. In the event of termination of the respective officer's employment by the Company without cause or in the event such person's employment discontinues following a change in control of the Company, the Company or, in the case of a change in control, its successor, will be obligated to pay to such officer an amount equal to three year's base salary and performance bonus and continue his benefits for three years.
                                   III-7

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of April 12, 1999, with respect to: (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Shares; (ii) the beneficial ownership of Common Shares by each of the Trustees and executive officers; and (iii) the beneficial ownership by all Trustees and executive officers as a group. Except as noted below, all shares are owned directly, and the owner has sole voting and investment power with respect to such shares.


                               Shares Beneficially       Percent of
Name                                 Owned (1)           Class (1)

Arnold K. Leas (2) (6)               190,624               14.0%

Steven B. Hoyt (3)                    ---                   ---
Paul T. Lambert (4)                   ---                   ---
Lyle W. Larcheid (2) (7)               3,167                 *
Peter Ogden (2) (7)                    3,167                 *
Robert P. Ripp (2) (8)                 4,148                 *
Gerald Sobczak (2) (7)                 3,167                 *

Duane H. Lund (5) (9)                166,666               12.3%
Garret T. Nakama (2) (7)               6,333                 *
Robert F. Rice (2) (10)                9,500                 *

American Real Estate
 Equities, LLC (11)                  166,666              12.3%
Esor and Company (12)                 70,693               5.2%
Wellington Management
 Corporation (13)                    143,767              10.6%

All Trustees and Executive
 Officers as a Group (10 persons)    386,772              27.9%

*Represents less than one percent
                                    III-8

(1) Based on 1,351,625 total outstanding Common Shares as of April 12, 1999. Also assumes exercise by only the shareholder or group names in each row of all options and warrants for the purchase of Common Shares held by such shareholder or group and exercisable within 60 days.

(2) The business address for Messrs. Leas, Larcheid, Ogden, Ripp, Sobczak, Nakama and Rice is 18560 W. Corporate Drive, Suite 300, P.O. Box 0919, Brookfield, Wisconsin 53008-0919.

(3) The business address for Mr. Hoyt is 708 S. 3rd Street, Suite 108, Minneapolis, Minnesota 55415.

(4) The business address for Mr. Lambert is 4155 E. Jewel, Suite 104, Denver, Colorado 80222.

(5) The business address for Mr. Lund is 11000 Prairie Lakes Drive, Suite 610, Minneapolis, Minnesota 55344.

(6) Includes 31,885 Common Shares held by Mr. Leas, 3,114 Common Shares held by Mr. Leas' wife, 2,358 Common Shares held by Mr. Leas and his wife as joint tenants, options to purchase 9,500 Common Shares and 143,767 Common Shares held by WMC, of which Mr. Leas is the President and Chief Executive Officer and with respect to which Mr. Leas, members of his immediate family and trusts for the benefit of such persons own approximately 41.8% of the outstanding capital stock. Mr. Leas disclaims beneficial ownership of the Common Shares held by his wife.

(7) Consists solely of options to purchase Common Shares.

(8) Includes options to purchase 3,167 Common Shares and 981 Common Shares held by Mr. Ripp.

(9) Includes 166,666 Common Shares held by American Real Estate Equities, LLC, of which Mr. Lund is the President.

(10) Includes options to purchase 7,917 Common Shares and 1,583 Common Shares held by Mr. Rice.

(11) The business address for American Real Estate Equities, LLC is 11000 Prairie Lakes Drive, Suite 610, Minneapolis, MN 55344.

(12) The business address for Esor and Company is 1100 W. Wells Street, Milwaukee, Wisconsin 53233.

(13) The business address for Wellington Management Corporation is 18650 W. Corporate Drive, Suite 300, P.O. Box 0919, Brookfield, Wisconsin 53008-0919.

                                 III-9

Item 12.  Certain Relationships and Related Transactions.

Management Fees

The Company has entered into Property Management Agreements with WMC Realty, Inc. (WRI), a wholly-owned subsidiary of WMC, an affiliate of the Company in which Arnold Leas (Chairman of the Board of Trustees) is President and Chief Executive Officer, and Hoyt Properties Inc. (Hoyt), an entity controlled by Steve Hoyt (a Trustee of the Company) to serve as property managers of properties owned by the Company. The property managers manage the day to day operations of properties owned by the Company and receive a management fee for this service. Management fees totaled $31,503 to Hoyt and $149,386 to WRI for the year ended December 31, 1998 and $122,391 to WRI for the year ended December 31, 1997.

Advisor Fees

On August 2, 1994, the Company contracted to retain WMC to serve as Advisor to the Trust. In payment for these services, the Advisor received a fee equal to 5% of the gross proceeds of the public share offering. Advisor fees for the years ended December 31, 1998 and 1997 were $0. In addition, the Advisor is entitled to receive an Incentive Advisory Fee equal to 10% of the realized gain with respect to each sale or refinancing of property owned by the Company. In the event a property is sold at a loss, no incentive advisory fees will be paid until the amount of the loss has been offset by gains from other sales. Incentive advisory fees for the years ended December 31, 1998 and 1997 were $0 and $18,265, respectively.

In addition, the Advisor is entitled to recover certain expenses including travel, legal, accounting and insurance. These expenses totaled $149,178 and $114,133 for the years ended December 31, 1998 and 1997, respectively. Fees for services, such as legal and accounting, provided by the Advisor's employees, in the opinion of the Advisor, may not exceed fees that would have been charged by independent third parties.

Termination Fees

In connection with the 1998 Acquisitions, the Company terminated the advisory agreement with WMC on November 20, 1998. The termination fee, payable to WMC, is determined by taking 1% of the first $150,000,000 of the aggregate gross purchase price for properties acquired in connection with the Master Contribution Agreement and the WMC Contribution Agreement plus 0.25% of the aggregate gross purchase price for properties acquired in excess of $150,000,000. Termination fees paid to WMC, which are expenses as incurred, amounted to $310,000 for the year ended December 31, 1998.

Reimbursement of Certain Expenses by Related Parties

Further, the Company is in negotiations with AREE and WMC regarding the reimbursement by the Operating Partnership to AREE and WMC of certain expenses aggregating approximately $1.7 million incurred by AREE and WMC and the Company or the Operating Partnership during 1998 in connection with the potential acquisition of properties and certain administrative expenses.

                                III-10

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit  Description

2.1 Amended and Restated Contribution Agreement between the Company, the Operating Partnership, AREE and other limited partnership Unit recipients dated as of August 31, 1998 (filed as Exhibit A with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

3.1 Declaration of Trust (filed with the Company's Registration Statement on Form SB-2 (Commission File No. 33-82888C) and incorporated herein by reference)

3.2 Bylaws of the Company (filed with the Company's Registration Statement on Form SB-2 (Commission file No. 33-82888C) and incorporated herein by reference)

3.3 Articles of Amendment and Restatement of the Declaration of Trust (filed as Exhibit E with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.1 Agreement of Limited Partnership of the Operating Partnership dated as of August 31, 1998 (filed as Exhibit C with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.2 Contribution Agreement between the Operating Partnership and WMC dated as of August 31, 1998 (filed as Exhibit B with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.3 Master Registration Rights Agreement dated as of August 31, 1998 (filed as Exhibit E of Exhibit C with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.4 Form of Warrant (filed as Exhibit D with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.5 Business Credit Agreement by and between Milwaukee Western Bank and the Company dated March 6, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998, and incorporated herein by reference)

10.6 Letter from Credit Suisse First Boston Mortgage Capital LLC to the Company dated March 2, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.7 Guaranty by the Company for the benefit of Credit Suisse First Boston Mortgage Capital LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

                                      III-11

10.8 Promissory Note for $2,750,000 by Lake Pointe Apartment Homes, Inc. to Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)


10.9 Mortgage, Assignment of Leases and Rents and Security Agreement by and between Lake Pointe Apartment Homes, Inc. to Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.10 Common Stock Purchase Warrant by the Company to Credit Suisse First Boston Mortgage Capital LLC, dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.11 Registration Rights Agreement by and between the Company and Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.12 Note by and between Maple Grove Apartment Homes, Inc. and American Property Financing, Inc. dated May 6, 1997 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.13 Mortgage, Assignment of Leases and Rents and Security Agreement by and between Maple Grove Apartment Homes, Inc. and American Property Financing, Inc., dated May 6, 1997 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

27.1     Financial Data Schedule (to be filed by amendment)

Shareholders may obtain a copy of any exhibit listed in Item 13(a) by writing to Robert F. Rice, Secretary of the Company. Reasonable expenses will be charged for copies and postage.

(b) Reports on Form 8-K

During the fourth quarter ended December 31, 1998 and through April 12, 1999, the Company filed the following Current Reports on Form 8-K:

Items 2, 5 and 7 in connection with the purchase of the 1998 Acquisitions filed December 4, 1998 and amended February 2, 1999 to include relevant financial statements and pro forma financial information.
                             III-12

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WELLINGTON PROPERTIES TRUST



Signature                   Title                        Date

/s/ Duane H. Lund           Chief Executive Officer      April 15, 1999
Duane H. Lund               (Principal Executive
                             Officer)

/s/ Robert F. Rice          President                    April 15, 1999
Robert F. Rice

/s/ Garret T. Nakama        Treasurer (Principal         April 15, 1999
Garret T. Nakama             Financial and Accounting
                             Officer)

/s/ Arnold K. Leas          Chairman of the Board         April 15, 1999
Arnold K. Leas

/s/ Steven B. Hoyt          Trustee                      April 15, 1999
Steven B. Hoyt

/s/ Paul T. Lambert         Trustee                      April 15, 1999
Paul T. Lambert

/s/ Lyle W. Larcheid        Trustee                      April 15, 1999
Lyle W. Larcheid

/s/ Peter Ogden             Trustee                      April 15, 1999
Peter Ogden

/s/ Robert P. Ripp          Trustee                      April 15, 1999
Robert P. Ripp

/s/ Gerald Sobczak          Trustee                      April 15, 1999
Gerald Sobczak

                                   III-13