Form 10KSB/A
period 1998-12-31
WELLINGTON PROPERTIES TRUST
filed 1999-04-26
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB/A No. 1

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

Issuer's revenues for its most recent fiscal year:  $3,509,436

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

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:  None

Transitional Small Business Disclosure Format(Check one): Yes ;NoX (Added by Exch Act Rel No. 31905, eff 4/26/93.)

                        WELLINGTON PROPERTIES TRUST
                             1998 FORM 10-KSB

                             TABLE OF CONTENTS


PART I
                                                                      Page

Item 1    Description of Business

Item 2    Description of Property

Item 3    Legal Proceedings

Item 4    Submission of Matters to a Vote of Securities Holders

PART II

Item 5    Market for Common Equity and Related
          Security Holder Matters

Item 6    Management's Discussion and Analysis or Plan of Operation

Item 7    Financial Statements                                           F-1

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

Item 10   Executive Compensation

Item 11 Security Ownership of Certain Beneficial Owners and Management

Item 12   Certain Relationships and Related Transactions

Item 13   Exhibits and Reports on Form 8-K

SIGNATURES

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

The following matters were submitted to a vote of security holders during the Company's fourth quarter:

(a)  Meeting type and date            Special meeting held on November 16, 1998

(b)  Directors elected at meeting     See discussion below

(c)  Description of each matter voted on at meeting:

     1. Approve a transaction (the "Transaction") the principal components of which of which are as follows: (a) Wellington Properties Investments, L.P., a Delaware limited partnership in which the Company is the sole general partner (the "Operating Partnership"), or one or more of the Operating Partnership's wholly owned subsidiaries will acquire 31 office and light industrial properties in exchange for the issuance of 15,612,993 partnership units that will be exchangeable, under certain circumstances, on a one-for-one basis, for Common Shares of the Company, the payment of approximaely $35.2 million in cash, and the assumption of approximately
$71.8 million in indebtedness; (b) the Company will issue warrants to acquire up to 1,583,334 Common Shares; (c) the Company will issue 166,666
Common Shares; (d) the Company will enter into a new credit facility; (e) the Company will pay to an affiliate of the Company a cash termination fee of approximately $1.6 million, and the advisory agreement between the Company and such affiliate will be terminated; (f) the Company will enter into employment agreements with Duane H. Lund and Robert F. Rice to serve as the Company's Chief Executive Officer and President, respectively; and (g) the Company will enter into property management agreements with various persons and entities with respect to the day-to-day operations and leasing of the properties to be acquired.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with financial statements and notes thereto included eslewhere herein.

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

Wellington Properties Trust is a real estate investment trust. As of December 31, 1998, the Company owned a portfolio of two residential and three commercial properties. The residential properties are located in Wisconsin and contain an aggregate of 376 units. The commercial properties are located in Minnesota and contain an aggregate of 247,096 square feet.

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

Results of Operations

Rental revenue increased by approximately $508,000 or 17.0% for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increased revenue was primarily a result of the Company's consummation of the 1998 Acquisition Properties. Interest and other income decreased by $179,000 or 89.5%, during these same periods, primarily due to the gain on the sale of the Forest Downs residential property during the second quarter of 1997.

Total expenses increased from $3,457,000 for the year ended December 31, 1997 to $5,515,000 for the year ended December 31, 1998, an increase of 59.6% or which $1,560,000 of the change represented non-recurring charges related to the abondonment of certain potential acquisitions associated with the 1998 Transactions, the provision for uncollectible advance to related party and the partial termination of the advisory agreement. The remaining $498,000 was attributable to increased property expenses ($277,000), increased depreciation and amortization ($88,000), increased interest expense ($19,000) and increased general and administrative expenses ($114,000), primarily as a result of the 1998 Transactions.

Depreciation and amortization increased from $606,000 in 1997 to $694,000 in 1998, an increase of 14.5%, as a result of the Company's consummation of the 1998 Acquisition Properties. Interest expense increased from $1,398,000 in 1997 to $1,417,000 in 1998, an increase of 1.3%, primarily as a result of additional borrowings associated with the 1998 Acquisition Properties.

General and administrative expenses increased from $174,000 in 1997 to $288,000 in 1998, an increase of 65.3%. During 1998, the Company converted from an externally advised REIT to a self-administered REIT and commenced administrative operations and incurred payroll expenses of $92,000 not incurred in previous years.

As a result of the above factors, net loss before minority interests decreased from ($276,000) for the year ended December 31, 1997 to a loss of ($2,005,000) for the year ended December 31, 1998. Net loss allocated to Common Shares increased from ($276,000) for 1997 to ($941,000) for 1998 attributable primarily to the existence of minority interests resulting from the new structure of the Company following the 1998 Transactions, as well as factors described above.

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

                                    II-3
As of December 31, 1998, the Company has approximately $32.7 million of debt outstanding consisting of (i) seven mortgage loans totaling $32.5 million (which had a weighted average interest rate of 7.7% and will mature between September 30, 2000 and May 1, 2015) and (ii) a line of credit totaling $200,000 due currently. Additionally, the Company has approximately $1.2 million in accrued liabilities as of December 31, 1998 which liabilities primarily represent amounts due in connection with the Company's negotiations with AREE during 1998 and the Special Meeting of Shareholders held on November 16, 1998.

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

Cash Flows

During the year ended December 31, 1998, the Company generated approximately $4,494,000 in net proceeds from borrowings and $1,246,000 from the issuance of Common Shares. These cash flows were used primarily for (i) repayments of debt obligations and financing costs aggregating $3,345,000; (ii) payment of cash dividends aggregating approximately $506,000; (iii) payment of costs associated with new ventures aggregating $98,000; (iv) payment of costs associated in acquiring the 1998 Acquisition Properties aggregating
$563,000 and (v) cash used in operating activities of approximately $1,187,000. As a result, the Company's cash balances increased by approximately $40,000 to $154,000 at December 31, 1998 from $114,000 at December 31, 1997.

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

Funds from operations for the years ended December 31, 1998 and December 31, 1997 are summarized in the following table.

                                              Year Ended          Year Ended
                                              December 31,        December 31,
                                              1998                1997

Loss before minority interests                $(2,005,883)        $   (275,579)
Deduct:  Gain on sale of real estate                   --             (166,753)
Add:  Real estate related depreciation
      and amortization                             616,209             560,730

      Non recurring expenses
        Termination of advisory agreement          310,000                 --
        Provision for uncollectible
          advance to related party                 240,000                 --
        Other non recurring                      1,010,154                 --

Funds from operations                         $    170,480         $    118,398
Weighted average Common Shares/
       Units outstanding (1)                     1,483,323            1,129,061


(1) Assumes exchange of all Units, calculated on a weighted average basis for Common Shares, adjusted to give effect to the Stock Split.

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

Item 7.  Financial Statements

The required audited financial statements of the Company are included herein. See pages F-1 through F-21

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


Committees of the Board of Trustees

Audit Committee

The Audit Committee, for the period January 1, 1998 through November 20, 1998, consisted of Messrs. Larcheid, Sobczak and Nakama and for the period November 20, 1998 to date consists of Messrs. Larchied, Sobczak and Ogden. The Audit Committee reviews related party transactions, makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accounts, the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accounts, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.

Compensation Committee

The Compensation Committee, for the period January 1, 1998 through November 20, 1998, consisted of Messrs. Leas, Ogden and Ripp and for the period November 20, 1998 to date consists of Messrs. Leas, Hoyt and Lambert. The Compensation Committee makes recommendations and exercises all powers of the Board of Directors in connection with certain compensation matters, including incentive compensation and benefit plans. The Compensation Committee adminsters, and has authority to grant awards under, the Company's 1998 Stock Incentive Plan and the Company's 1998 Option Plan. The Compensation Committee met one time in 1998, on May 26, 1998.

Meetings of Trustees

The Trustees held seven meetings in 1998. Each of Messrs. Leas, Ripp and Sobczak attended all seven meetings. Mr. Ogden attended six and Mr. Larcheid attended five of the meetings of the Board of Trustees. Each of Messrs. Hoyt and Lambert attended the one meeting on the Board of Trustees held during his tenture as a Trustee in 1998.

Compensation of Trustees

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

Termination Fees

In connection with the 1998 Acquisitions, the Company terminated the advisory agreement with WMC on November 20, 1998. The termination fee, payable to WMC, is determined by taking 1% of the first $150,000,000 of the aggregate gross purchase price for properties acquired in connection with the Master Contribution Agreement and the WMC Contribution Agreement plus 0.25% of the aggregate gross purchase price for properties acquired in excess of $150,000,000. Termination fees paid to WMC, which are expensed as incurred, amounted to $310,000 for the year ended December 31, 1998.

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

10.1 Agreement of Limited Partnership of the Operating Partnership dated as of August 31, 1998 (filed as Exhibit C with the Company's
          Schedule 14A on November 6, 1998 and incoporated herein by reference)

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

10.5 Business Credit Agreement by and between Milwaukee Western Bank and the Company dated March 6, 1998 (filed with the Company's Current Reported on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.6 Letter from Credit Suisse First Boston Mortgage Capital LLC to the Company dated March 2, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.7 Guaranty by the Company for the benefit of Credit Suisse First Boston Mortgage Capital LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.8 Promissory Note for $2,750,000 by Lake Pointe Aparmtent Homes, Inc. to Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.9 Mortgage, Assignment of Leases and Rents and Security Agreement by and between Lake Pointe Apartment Homes, Inc. to Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.10 Common Stock Purchase Warrant by the Company to Credit Suisse First Boston Morton Mortgage Capital LLC, dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.11 Registration Rights Agreement by and between the Company and Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.12 Note by and between Maple Grove Apartment Homes, Inc. and American Property Financing, Inc., dated May 6, 1997 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.13 Mortgage, Assignment of Leases and Rents and Security Agreement by and between Maple Grove Apartment Homes, Inc. and American Property Financing, Inc., dated May 6, 1997 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

27.1      Financial Data Schedule

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

                                    SIGNATURES

By:  /s/ Robert F. Rice
     Robert F. Rice, President

Dated:  April 23, 1999

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arnold K. Leas and Robert F. Rice, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WELLINGTON PROPERTIES TRUST



Signature                   Title                        Date

/s/ Duane H. Lund           Chief Executive Officer      April 23, 1999
Duane H. Lund               (Principal Executive
                             Officer)

/s/ Robert F. Rice          President                    April 23, 1999
Robert F. Rice

/s/ Garret T. Nakama        Treasurer (Principal         April 23, 1999
Garret T. Nakama             Financial and Accounting
                             Officer)

/s/ Arnold K. Leas          Chairman of the Board         April 23, 1999
Arnold K. Leas

/s/ Steven B. Hoyt          Trustee                      April 23, 1999
Steven B. Hoyt

/s/ Paul T. Lambert         Trustee                      April 23, 1999
Paul T. Lambert

/s/ Lyle W. Larcheid        Trustee                      April 23, 1999
Lyle W. Larcheid

/s/ Peter Ogden             Trustee                      April 23, 1999
Peter Ogden

/s/ Robert P. Ripp          Trustee                      April 23, 1999
Robert P. Ripp

/s/ Gerald Sobczak          Trustee                      April 23, 1999
Gerald Sobczak

                        WELLINGTON PROPERTIES TRUST
                       INDEX TO FINANCIAL STATEMENTS

             CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY

Report of Independent Certified Public Accountants                  F-2

Consolidated Balance Sheet at December 31, 1998                     F-3

Condolidated Statements of Operations for the Years Ended December
31, 1998 and December 31, 1997                                      F-4

Consolidated Statement of Equity for the Years Ended
December 31, 1998 and December 31, 1997                             F-5

Consolidated Statements of Cash Flows for the Years Ended December
31, 1998 and December 31, 1997                                      F-6

Notes to Consolidated Financial Statements                          F-7

                                         F1

                                       REPORT OF INDEPENDENT
                                   CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Trustees
Wellington Properties Trust and Subsidiaries

We have audited the accompanying consolidated balance sheet of Wellington Properties Trust and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellington Properties Trust and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the years ended Decemeber 31, 1998 and 1997, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP
Fond du Lac, Wisconsin
April 9, 1999
                                       F2

                  Wellington Properties Trust and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                            December 31, 1998
ASSETS
  Real estate property-at cost (notes A2,C,D and F)
    Land and land improvements                          9,013,206
    Buildings                                          41,540,244
    Appliances and equipment                              924,353
                                                       51,477,803

    Accumulated depreciation                            1,730,601
                                                       49,747,202

  Cash                                                    153,901
  Accounts receivable                                      15,861
  Advance-related party, net of reserve
   of $240,000 (note F)                                     ---
  Prepaid expenses                                        111,751
  Property tax and other escrow                           843,868
  Deferred costs (note A4)                              1,748,255
  Organization costs and loan fees, net of
   accumulated amortization of $231,995 (note A3)         906,241

                  Total Assets                         53,527,079

  The accompanying notes are an integral part of this statement.

LIABILITIES AND EQUITY

  Mortgage loans payable (note C)                      32,505,152
  Line of credit (note D)                                 200,000
  Related party payable (note F)                        1,744,423
  Accounts payable                                        166,127
  Tenant security deposits                                156,373
  Deferred rental revenue                                  65,372
  Accrued liabilities                                   1,241,239
  Dividends/distributions payable                         443,018
                                                       36,521,704

  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY         12,247,574

  EQUITY
    Common shares-authorized, 100,000,000 shares of
     $.01 par value;issued and outstanding,
     1,339,210 shares                                      13,392
    Preferred shares-authorized, 10,000,000 shares of
     $.01 par value;no shares issued or outstanding
    Common share warrants                               1,510,000
    Additional paid-in capital                          7,497,426
    Accumulated deficit                                (4,263,017)
                                                        4,757,801

                    Total Liabilities and Equity       53,527,079

                                      F3

                  Wellington Properties Trust and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Year ended December 31,
                                              1998               1997
Revenues (note A5)
  Rental revenue                              3,488,481          2,980,800
  Gain on sale of real estate property                -            166,753
  Interest and other                             20,955             33,443
                                              3,509,436          3,180,996

Expenses
  Property, operating and maintenance           738,972            656,591
  Advertising and promotion                      66,968             68,491
  Property taxes and insurance                  568,905            430,057
  Depreciation and amortization                 694,366            606,388
  Interest Expense                            1,417,194          1,398,457
  General and administrative                    287,871            174,200
  Management fees (note F)                      180,889            122,391
  Other nonrecurring                          1,010,154                 -
  Provision for uncollectible advance-
     related party (note F)                     240,000                 -
  Termination of advisory agreement (note F)    310,000                 -
                                              5,515,319          3,456,575

      Net loss before minority interest in
       net loss of consolidated subsidiary   (2,005,883)          (275,579)

  Minority interest in net loss of
   consolidated subsidiary                    1,064,501                  -

      NET LOSS ALLOCATED TO
       COMMON SHARES                         $ (941,382)        $ (275,579)

Loss per common share
  Net loss-Basic and diluted                 $    (0.80)        $    (0.24)
  Weighted average number of common
    shares outstanding (note A7)              1,175,438          1,129,061

The accompanying notes are an integral part of these statements.

                                     F4

                  Wellington Properties Trust and Subsidiaries
                      Consolidated Statement of Equity
                   Years ended December 31, 1998 and 1997
                                                 Common    Additional
                                     Common      share     paid-in
                                     shares      warrants  capital
Balance at January 1, 1997           6,848       --        6,018,071
Cash dividends declared              --          --        --
Issuance of common shares in
 connection with dividend
 reinvestments                         307       --          274,793
Release of the excess of purchase
 price over affiliate's basis in
 property acquired due to Forest
 Downs sale                          --          --        --
Retirement of 1,080 shares of
 common shares in treasury              (7)      --           (6,811)
Cost of 4,750 shares of common
 shares acquired for treasury        --          --        --
Net loss                             --          --        --
Balance at December 31, 1997         7,148       --        6,286,053

                            Excess of purchase
                           price over affiliate's
                              basis in property  Accumulatd Treasury
                                  acquired       deficit    shares    Total
Balance at January 1, 1997          (152,615)   (1,968,930) (6,818)   3,896,556
Cash dividends declared              --           (543,482)  --        (543,482)
Issuance of common shares in
 connection with dividend
 reinvestments                       --          --          --         275,100
Release of the excess of purchase
 price over affiliate's basis in
 property acquired due to Forest
 Downs sale                          152,615     --          --         152,615
Retirement of 1,080 shares of common
 shares in treasury                  --          --          6,818      --
Cost of 4,750 shares of common
 shares acquired for treasury        --          --         (27,764)    (27,764)
Net loss                             --           (275,579)  --        (275,579)
Balance at December 31, 1997         --         (2,787,991) (27,764)  3,477,446

The accompanying notes are an integral part of this statement.

                    Wellington Properties Trust and Subsidiaries
                     Consolidated Statement of Equity-Continued
                       Years ended December 31, 1998 and 1997
                                              Common     Additional
                                  Common      share      paid-in
                                  shares      warrants   capital
Balance at December 31, 1997      7,148       --         6,286,053
Cash dividends declared           --          --         --
Issuance of common shares in
 connection with dividend
 reinvestments                      257       --           245,453
Issuance of common shares to
 AREE                             1,053       --           998,947
Issuance of warrants(note E)      --          1,510,000    --
Cost of 66 shares of common
 shares acquired for treasury     --          --           --
Retirement of 4,816 shares
 of common shares in
 treasury                         --          --          (28,093)
Net loss                          --          --           --
Reclassification due to effect
 of common share split            4,934       --           (4,934)
Balance at December 31, 1998     13,392       1,510,000  7,497,426

                        Excess of purchase
                       price over affiliate's
                           basis in property  Accumulatd  Treasury
                              acquired        deficit     shares      Total
Balance at December 31, 1997     --          (2,787,991)  (27,764)    3,477,446
Cash dividends declared          --            (533,644)  --           (533,644)
Issuance of common shares in
 connection with dividend
 reinvestments                   --           --          --            245,710
Issuance of common shares
 to AREE                         --           --          --          1,000,000
Issuance of warrants(note E)     --           --          --          1,510,000
Cost of 66 shares of common
 shares acquired for treasury    --           --             (329)         (329)
Retirement of 4,816 shares of
 common shares in treasury       --           --           28,093       --
Net loss                         --            (941,382)  --           (941,382)
Reclassification due to
 effect to common share split    --           --          --            --
Balance at December 31, 1998     --          (4,263,017)  --          4,757,801

                                     F5

                   Wellington Properties Trust and Subsidiaries
                      Consolidated Statements of Cash Flows
                         Year ended December 31,
                                                       1998            1997
Cash flows from operating activities:
 Net loss                                                (941,382)     (275,579)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                          694,366       606,388
   Gain on sale of real estate property                   --           (166,753)
   Minority interest                                   (1,064,501)     --
   (Increase) decrease in accounts receivable               4,084       (11,460)
   Increase in prepaid expenses                           (75,268)      (30,047)
   (Increase) decrease in property tax and
    other escrow                                         (192,081)      147,137
   Increase (decrease) in accounts payable                106,216      (205,223)
   Increase (decrease) in tenant security
    deposits                                               34,913        (9,470)
   Decrease in deferred rental revenue                    (25,624)       (4,591)
   Increase (decrease) in accrued liabilities             271,835       (55,582)
                                                         (246,060)      270,399
            Net cash used in operating activities      (1,187,442)       (5,180)

Cash flows from investing activities:
 Proceeds from sale of real estate property               --          1,898,962
 Acquisitions of and additions to
  real estate properties                                 (563,413)      (84,548)
 Increase in deferred costs-net                           (98,437)      --

            Net cash provided by (used in)
            investing activities                         (661,850)    1,814,414

The accompanying notes are an integral part of these statements.

                                          F6

                    Wellington Properties Trust and Subsidiaries
                 Consolidated Statements of Cash Flows - Continued
                             Year ended December 31,
                                                    1998          1997
Cash flows from financing activities:
 Proceeds from mortgage loans payable               2,750,000     12,900,700
 Proceeds from line of credit                             --         815,270
 Proceeds from related party payable                1,744,423            --
 Repayments of mortgage loans payable              (1,978,038)    (7,610,011)
 Repayments of line of credit                        (600,000)      (800,000)
 Repayments on land contract and business note
  obligations                                       --            (6,676,911)
 Payment of financing costs                          (766,550)      (205,958)
 Issuance of Common Shares                          1,245,710        275,100
 Cash dividends paid-common shares                   (505,968)      (564,421)
 Purchase of treasury shares                             (329)       (27,764)

                Net cash provided by (used in)
                financing activities                1,889,248     (1,893,995)

                NET INCREASE (DECREASE) IN CASH        39,956        (84,761)

Cash at beginning of year                             113,945        198,706
Cash at end of year                                   153,901        113,945

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                          1,326,606      1,509,569

Supplemental non-cash investing and financing activities:

The Trust has dividends/distributions payable of $443,018 and $124,571 as of December 31, 1998 and 1997, respectively.

On November 20, 1998, the Trust through its subsidiary, Wellington Properties Investments, L.P. acquired two office properties and one light industrial property for $30,797,781 plus direct costs of acquisition. The acquisitions were financed by the assumption of various long-term debt in the amount of $17,066,935 and by issuing $13,730,846 of Wellington Properties Investments, L.P. units (note B).

On November 16, 1998, the Trust issued warrants to acquire up to 791,667 Common shares to each of American Real Estate Equities, LLC and Wellington Management Corporation. These warrants were valued at $1,510,000 (note E).

                                   F6

               Wellington Properties Trust and Subsidiaries
                Notes to Consolidated Financial Statements
                    December 31, 1998 and 1997

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Wellington Properties Trust (Trust) is a real estate investment trust organized under the laws of the state of Maryland. It was formed on March 15, 1994 to acquire, develop, own and operate investment real estate. The Trust owns two residential and three commercial properties as of December 31, 1998. The Trust is also the general partner and owns an approximately 6.1% interest, as of December 31, 1998, of Wellington Properties Investments, L.P. (WPI), a
Delaware limited partnership formed in 1998.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1.  Principles of Consolidation

The consolidated financial statements include all the accounts of Wellington Properties Trust, its wholly-owned subsidiaries, Maple Grove Apartment Homes, Inc. and Lake Pointe Apartment Homes, Inc. and WPI. Because the Trust controls WPI, the Trust has consolidated the accounts of WPI with the Trust. Minority interest consists of limited partnership interests in WPI. All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

2. Real Estate Property

Real estate property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over a 40-year estimated life for buildings and seven-year estimated life for appliances and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. A combination of straight-line and accelerated methods is used for income tax purposes.

3. Organization Costs and Loan Fees

The costs incurred in connection with the formation of the Trust are amortized on a straight-line basis over a period of fifteen years.

Costs incurred in obtaining and securing financing for mortgage notes or bonds payable are amortized over the life of the respective loan using the straight-line method.

                                     F7

                   Wellington Properties Trust and Subsidiaries
            Notes to Consolidated Financial Statements - Continued
                      December 31, 1998 amd 1997

NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-
 Continued

4. Deferred Costs

The Trust has incurred costs in connection with the potential purchase of properties by WPI. These costs, which total approximately $1,748,000 as of December 31, 1998 consist primarily of legal and accounting fees and warrant costs (note E), and are expected to be allocated among the properties purchased and capitalized as part of the cost of the property.

5. Revenue Recognition

Rental income attributable to leases is recorded when due from tenants and interest income is recorded on an accrual basis.

6. Income Taxes

The Trust has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1996. As a REIT , the Trust generally will not be subject to Federal income tax if it distributes as least 95% of its REIT taxable income (excluding capital gains) to its shareholders. All dividend distributions for 1998 and 1997 were return of capital.

7.  Loss Per Share

Net loss per share is computed based on the weighted average number of shares of common shares outstanding for the period. Common share equivalents, to include outstanding warrants and stock options, are not included in fully diluted earnings per share as they would be anti-dilutive.

8.  Financial Instruments

The carrying amount of financial instruments at December 31, 1998 approximates fair value.

9.  Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                Wellington Properties Trust and Subsidiaries
             Notes to Consolidated Financial Statements - continued
                      December 31, 1998 and 1997

NOTE B - ACQUISITION OF PROPERTIES

On November 20, 1998, the Trust through WPI, acquired two office properties and one light industrial property in the Minneapolis, Minnesota metropolitan area. The combined purchase price of such properties totaled approximately $30.8 million, excluding closing costs. Such purchase price was funded through the issuance of an aggregate of 2,557,707 limited partnership units ("Units") in WPI (valued at $5.37 per Unit, or an aggregate value of approximately $13.7 million) and the assumption of certain third-party indebtedness of approximately $17.1 million secured by such properties. The Units are exchangeable, under certain circumstances, on a one-for-one basis for common shares of beneficial interest, $.01 par value per share from and after the one-year anniversary of the date of issuance.

The following represents certain pro forma information for 1998 as if these properties were acquired effective January 1, 1998.

     Total revenue                          $7,007,000
     Net loss before minority interest
       in net loss of consolidated
       subsidiary                             (431,000)
     Net loss allocated to common shares      (148,000)
     Net loss per common share-basic and
       diluted                                   (0.11)

NOTE C - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1998:

8.095% mortgage note payable to American Property Financing,
Inc. in monthly installments of $95,517 including interest;
final balloon payment due June 1, 2004; collateralized by
the Maple Grove Apartment Complex and an assignment of rents
and security agreement                                         $12,738,783

7.600% mortgage note payable to First Union National Bank in monthly installments of $19,417 including interest; final
balloon payment due March 11, 2008; collateralized by the
Lake Pointe Apartment Complex and an assignment of rents
and security agreement                                           2,734,512

7.000% mortgage note payable to GMAC Commercial Mortgage
Corporation in monthly installments of $15,635 including
interest; final balloon payment due February 1, 2008;
collateralized by the Nicollet Business Campus VI Complex
and an assignment of rents and security agreement                2,330,224

Commercial Development Revenue Refunding Bonds-Series 1996A
issued by the City of Minneapolis, Minnesota; interest payable semi-annually at variable rates ranging from 5.25% to 7.25%;
principal payable annually on or before May 1 in amounts
ranging from $140,000 to $395,000 with a final payment due
May 1, 2015; collateralized by a letter of credit, the
Thresher Square East Office Complex, equipment and an
assignment of rents                                              4,095,000

                  Wellington Properties Trust and Subsidiaries
           Notes to Consolidated Financial Statements - Continued
                      December 31, 1998 and 1997

NOTE C - LONG-TERM DEBT- Continued

Commercial Development Revenue Refunding Bonds- dated
October 1, 1992 issued by the City of Minneapolis,
Minnesota; interest payable semi-annually at variable
rates ranging from 6.50% to 7.60%; principal payable
annually on or before June 1 in amounts ranging from
$170,000 to $375,000 with a final payment due June 1,
2010; collateralized by a letter of credit, the Thresher
Square West Office Complex and an assignment of rents
and security agreement                                     $3,135,000

Note payable to Bremer Bank, N.A. in monthly installments
of $51,518 including interest at a variable rate (effective
rate of 8.75% at December 31, 1998) with a final balloon
payment due on October 1, 2000; collateralized by the
Cold Springs Office Complex and fixtures                    5,596,633

Note payable to Bremer Business Financial Corp., interest
payments due monthly at a variable interest rate (effective
rate of 10.75% at December 31, 1998) with principal balance
due on September 30, 2000; collateralized by the Cold
Springs Office Complex and fixtures                         1,875,000

                                                           32,505,152

Aggregate maturities on long-term debt after December 31, 1998 are as follows:

1999                         575,856
2000                       7,884,414
2001                         551,249
2002                         592,284
2003                         634,634
Thereafter                22,266,715
                          32,505,152

                     Wellington Properties Trust and Subsidiaries
              Notes to Consolidated Financial Statements - Continued
                         December 31, 1998 and 1997

NOTE D-LINE OF CREDIT

During 1998, the Trust obtained a line of credit for $300,000 with Milwaukee Western Bank. Interest-only payments are due monthly with an interest rate of
 .5% above the bank's reference rate (effective rate at December 31, 1998 of 8.25%). At December 31, 1998 the outstanding balance was $200,000. The due date of this line of credit is March 31, 1999. The line of credit is collateralized by the guarantee of WMC.

NOTE E-EQUITY

During 1998, the Trust entered into agreements with American Real Estate Equities, LLC (AREE) and Wellington Management Corporation (WMC). Pursuant to the agreements the Trust entered into transactions with AREE and WMC related to issuance of warrants, issuance of Common Shares and contribution agreements for various properties (note B).

The Trust issued warrants to acquire up to 791,667 Common Shares to each of AREE and WMC. The Warrants will become exercisable one year after the date of issuance (November 16, 1999) and will be exercisable for a nine-year period thereafter, at an exercise price of $5.37 per Common Share with respect to 395,833 Warrants held by each of AREE and WMC, $6.47 per Common Share with respect to 197,917 Warrants held by each of AREE and WMC, $7.74 per Common Share with respect to 118,750 Warrants held by each of AREE and WMC and $9.32 per Common Share with respect to 79,167 Warrants held by each of AREE and WMC. A value of $0.954 per warrant (based on a modified Black Scholes calculation) for a total of $1,510,000 has been recognized at December 31, 1998.

The Trust issued 166,666 Common Shares to AREE in exchange for $1,000,000 during 1998.

In March 1998, in connection with the refinancing of debt, the Trust entered into an agreement with Credit Suisse First Boston Mortgage Capital LLC which provides for the granting of warrants to purchase 47,500 Common Share on any date through March 5, 2008 at a price of $3.949 per share. The warrants were not exercised during the year ended December 31, 1998. The value attributable to the detachable warrants was not material as of and for the year ended December 31, 1998.

The Trust has a stock option plan (the "Old Plan") which provides for the granting of share options to officers, trustees and employees at a price determined by a formula in the Plan agreement. There are 54,387 options outstanding as of December 31, 1998. There were no options exercised under the plan during the year ending December 31, 1998.

In November 1998, the Trust's shareholders approved a Share Option Plan (the "New Plan") which provides for the granting of share options to officers, trustees and employees at a price determined by a formula in the Plan agreement. The options are exercisable over a period of time determined by the Plan Committee, but no longer than ten years after the date they are granted. Compensation resulting from the share options is initially measured at the grant date based on fair market value of the shares. The Plan was adopted as of November 16, 1998, and there are 54,387 options outstanding as of December 31, 1998. There were no options exercised under the Plan during the year ending December 31, 1998.

The Trust has elected to implement the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation" in its financial statements. SFAS 123 requires that if not implemented, the impact be disclosed in the footnotes to the financial statements on a pro-forma basis. The impact of SFAS 123 on the net loss and loss per share of the Trust was not material as of and for the year ended December 31, 1998.

NOTE F-RELATED PARTY TRANSACTIONS

Management Fees

The Trust has entered into Property Management Agreements with WMC Realty, Inc.
(WRI), a wholly-owned subsidiary of Wellington Mangement Corporation (WMC), an affiliate of the Trust in which Arnold Leas (Chairman of the Board of Trustees) is President and Chief Executive Officer, and Hoyt Properties, Inc.
(Hoyt), an entity controlled by Steve Hoyt (a trustee of the Trust) to serve as Property Managers of properties owned by the Trust. The Property Managers will manage the day to day operations of properties owned by the Trust and will receive a management fee for this service. Management fees consisted of $31,503 to Hoyt and $149,386 to WRI for the year ended December 31, 1998 and $122,391 to WRI for the year ended December 31, 1997.

                Wellington Properties Trust and Subsidiaries
           Notes to Consolidated Financial Statements - Continued
                         December 31, 1998 and 1997

NOTE F - RELATED PARTY TRANSACTIONS - CONTINUED

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

Termination Fees

In connection with the purchase of properties by WPI (note B), the Trust terminated the advisory agreement with WMC on November 20, 1998. The termination fee, payable to WMC, is determined by taking 1% of the first $150,000,000 of the aggregate gross purchase price for properties acquried by WPI plus .25% of the aggregate gross purchase price for properties acquired in excess of $150,000,000. Termination fees paid to WMC, which are expensed as incurred, amounted to $310,000 and $0 for the years ended December 31, 1998 and 1997, respectively.

Reimbursement of Certain Expenses by Related Parties

WPI is in negotiations with AREE regarding the reimbursement by WPI to AREE of certain expenses incurred by AREE and the Trust in the potential acquisition of properties and certain administrative expenses. The accompanying consolidated financial statements reflect all expenses incurred by AREE on behalf of WPI in connection with the acquisitions, with a corresponding liability to AREE totaling $1,504,423. In the event that the negotiations result in reimbursement of certain expenses at a later date, that recovery will then be reflected in the financial statements.

In connection with the negotiation by the Trust of the contribution agreement between AREE and WPI, a $240,000 advance was paid to WMC by AREE for the benefit of WPI. This amount was reflected as an advance to related party in accompanying financial statements, with a related liability recorded due to AREE. Under the terms of the contribution agreement, the advance was to be repaid to AREE in the event certain transactions closed before December 31, 1998.

In connection with the negotiations discussed above, WMC management has stated that the advance from WPI represents reimbursement from WPI for services rendered by WMC in the organization of WPI and the acquisition of properties. WMC management has stated that it does not intend to reimburse WPI for the $240,000 advance. Due to the uncertainty of the collectibility of this advance, the entire amount has been reserved as uncollectible in the accompanying financial statements.

                  Wellington Properties Trust and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           December 31, 1998 and 1997

NOTE G - OPERATING LEASES

The Trust and its subsidiaries lease residential and commercial space to individual and corporate tenants. These leases expire at various times through 2005. The following is a schedule by year of minimum operating lease receipts under such operating leases.


                       Year
                       1999                     $3,733,271
                       2000                      2,197,655
                       2001                      1,923,698
                       2002                        995,421
                       2003                        426,689
                    Thereafter                     358,477
                             Total              $9,635,211

One of the commercial properties has one primary tenant who leases 55% of the property's rentable square footage. The future minimum operating lease receipts from this tenant represent approximately 19% of the above total.

NOTE H - SUBSEQUENT EVENT

In March 1999, the Trust declared a Common Share split of 4.75 shares for 3 shares. All Common Share amounts in the accompanying financial statements have been restated to reflect the Common Share split.