Form 10QSB
period 1999-03-31
WELLINGTON PROPERTIES TRUST
filed 1999-05-17
CIK 928953

STATES SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
                     Form 10QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

                         or

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           Commission File Number: 33-82888C

             WELLINGTON PROPERTIES TRUST
           (Exact name of registrant as specified in its
                      charter)

                           Maryland
           (State or other jurisdiction of incorporation)

           39-6594066
           (I.R.S. Employer Identification Number)

           18650 West Corporate Drive, P.O. Box 0919,
           Brookfield, Wisconsin   53008-0919
           (Address of principal executive offices)

           Issuer's telephone number:  414-792-8900
           Fax number:  414-792-8930

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

           As of March 31, 1999 1,351,625.27 shares of the issuer's common stock were outstanding.

           Transitional Small Business Disclosure Format(Check
           one): Yes      ;No   X    (Added by Exch Act Rel
           No. 31905, eff 4/26/93.)

           This report contains 17 pages. There is one exhibit.

             WELLINGTON PROPERTIES TRUST
                       FORM 10QSB
           For the Quarter Ended March 31, 1999


                        INDEX

           PART I.   Financial Information

           Consolidated Balance Sheet -
           March 31, 1999 and
           March 31, 1998 (unaudited)             Page 3

           Consolidated Statement of Operations -
           three months ended March 31, 1999
           and March 31, 1998 (unaudited)         Page 4

           Consolidated Statement of Cash Flows -
           three months ended March 31, 1999
           and March 31, 1998 (unaudited)         Page 5

           Notes to Consolidated Financial
           Statements                             Page 6

           Management's Discussion and Analysis
           or Plan of Operations                  Page 14

           PART II.  Other Information

           Other Information                      Page 16

           Exhibits and Reports on Form 8-K       Page 17

           Signatures                             Page 17

                    WELLINGTON PROPERTIES TRUST
                     CONSOLIDATED BALANCE SHEET
                                       MARCH 31,
                                          1999
                                     (Unaudited)
          ASSETS
           REAL ESTATE PROPERTY-AT COST
           LAND                        $ 9,009,936
           BUILDING                     41,540,143
           TENANT IMPROVMNTS                28,809
           APPLIANCES AND EQUIP            950,459
                                        51,529,347
           ACCUMULATED
             DEPRECIATION               (2,025,219)
                                         49,504,128

           CASH                             136,447
           ACCOUNTS RECEIVABLE               14,429
           I/C TRANSACTIONS WLPT                --
           PREPAID EXPENSES                 128,771
           PROPERTY TAX & OTHER             905,908
           DEFERRED COST                  1,748,255
           ORG COSTS AND LOAN FEES
             NET OF ACCUM AMORT             877,325
           TOTAL ASSETS                 $53,315,263

          LIABILITIES AND EQUITY
           MORTGAGE LOANS PAYABLE       $32,430,915
           LINE OF CREDIT                   200,000
           RELATED PARTY PAYABLE          1,820,617
           ACCRUED LIABILITIES            1,527,972
           DEFERRED RENTAL REVENUE           79,300
           DIVIDENDS/DISTRIB PAYABLE        727,286
           TENANT SECURITY DEPOSITS         155,970
           TOTAL LIABILITIES            $36,942,061
           MINORITY INTEREST IN
            CONSOLIDATED SUBSIDIARY      12,074,499

          EQUITY
           COMMON SHARES -100,000,000
             AUTHORIZED 1,351,625
             SHARES ISSUED AND
             OUTSTANDING RESPECTIVELY;
             PAR VALUE $0.01                 13,516
           COMMON SHARE WARRANTS          1,510,000
           PREF STOCK - 10,000,000
             SHARES AUTHORIZED; NO
             SHARES ISSUED OR OUTSTANDING;
             PAR VALUE $0.01                    --
           WELLINGTON EQUITY                    --
           ADDITIONAL PAID -
             IN CAPITAL                   7,558,074
           DIVIDENDS PAID                       --
           ACCUMULATED DEFICIT           (4,782,887)
                                          4,298,704
           TOTAL LIABILITIES
             AND EQUITY                 $53,315,263

           (SEE ACCOMPANYING NOTES)

             WELLINGTON PROPERTIES TRUST
           CONSOLIDATED STATEMENT OF OPERATIONS
                     (UNAUDITED)
                FOR THE QUARTER ENDED
                              March 31,            March 31,
                                1999                1998
           REVENUES
            RENTAL INCOME        $1,658,218         $765,930
            GAIN ON SALE OF ASSETS       --               --
            INTEREST AND OTHER       14,437               63
                TOTAL REVENUE     1,672,655          765,993

           EXPENSES
            PROPERTY OPERATING
              AND MAINTENANCE      355,859           198,098
            ADVERTISING/PROMOTION   16,456                --
            PROPERTY TAXES
              AND INSURANCE        316,865           109,645
            DEPRECIATION AND
              AMORTIZATION         323,577           145,596
           INTEREST EXPENSE        644,988           314,417
           GENERAL AND
              ADMINISTRATIVE       194,759            73,147
            MANAGEMENT FEES         82,625                --
            OTHER NONRECURRING         --                 --
                TOTAL EXPENSES    1,935,129          840,904

           NET INCOME(LOSS)
            BEFORE MINORITY
            INTEREST              (262,474)          (74,911)
           LESS: MINORITY
            INTEREST               173,075                --
           NET INCOME (LOSS)
            ALLOCATED TO COMMON
            SHARES                $(89,399)         $(74,911)

           LOSS PER COMMON SHARE-   ($0.07)           ($0.07)
            BASIC AND DILUTED
           WEIGHTED AVERAGE NUMBER
            OF COMMON SHARES
            OUTSTANDING            1,349,552        1,138,919

           (SEE ACCOMPANYING NOTES)

             WELLINGTON PROPERTIES TRUST
           CONSOLIDATED STATEMENT OF CASH FLOWS
                     (UNAUDITED)
                FOR THE QUARTER ENDED
                                         March 31,   March 31,
                                           1999        1998
         CASH FLOW FOR OPERATING
         ACTIVITIES:
            NET INCOME (LOSS)            ($ 89,399)   (74,911)
              ADJUSTMENTS TO RECONCILE
              NET INCOME (LOSS)
              TO NET CASH FLOW FROM
              OPERATING ACTIVITIES:
                 GAIN ON SALE OF ASSETS       --          --
                 DEPREC & AMORT            323,577    145,596
                 MINORITY INTEREST        (173,075)       --
            CHANGES IN ASSETS AND LIAB:
              DECREASE (INCREASE) IN A/R
               & PREPAID ASSETS            (77,628)    35,763
              INCREASE (DECREASE) IN A/P
               & ACCRUED LIABILITIES       151,602    (66,658)
              INCREASE (DECREASE) IN A/P-
               RELATED PARTY                65,228      3,732
              INCREASE (DECREASE) IN
               TENANT SECURITY DEPOSITS       (402)       770
           NET CASH FLOW FROM
            OPERATING ACTIVITIES           199,903     44,293

           CASH FLOWS FROM INVESTING
           ACTIVITIES:
              PROCEEDS ON SALE OF ASSETS       --          --
              PROPERTY & EQUIP ACQUISITION (51,645)    (2,638)
              DECREASE(INCREASE) IN DEFERRED
                ACQUISITION COSTS              --          --
              OTHER                            --          --
           NET CASH FLOW FROM
            INVESTING ACTIVITIES           (51,645)    (2,638)

           CASH FLOW FROM FINANCING
           ACTIVITIES:
              PROCEEDS FROM MORTGAGE
               NOTE PAYABLE                    --   2,313,715
              PROCEEDS FROM RELATED
               PARTY PAYABLE                   --        --
              LOAN FEES                        --        --
              PAYMENTS ON MTG NOTE         (74,237)(2,344,065)
              PAYMENTS ON LOC                  --        --
              DIVIDENDS                   (152,247)  (124,046)
              DIVIDEND REIVESTMENT          51,251       --
              REPURCHASE OF COMMON STOCK       --        --
              SALE OF COMMON STOCK           9,521     59,529
            NET CASH FLOW FROM
             FINANCING ACTIVITIES         (165,712)   (94,867)

               NET INCREASE(DECREASE)
               IN CASH                     (17,454)   (53,211)
               AT BEGINNING OF PERIOD      153,901    113,945
               CASH AT END OF PERIOD      $136,447   $ 60,734

             WELLINGTON PROPERTIES TRUST
            NOTES TO FINANCIAL STATEMENTS
           For the period January 1, 1999 through
                   March 31, 1999
                      (Unaudited)

           NOTE A - GENERAL AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

           General

           Wellington Properties Trust ("Trust" or "Company") is a real estate investment trust organized in the state of Maryland. It was formed on March 15, 1994 to acquire, develop, own and operate investment real estate. The Trust's year end is December 31. During the quarter covered by this report, the Trust owned a 72 unit apartment complex in Schofield, Wisconsin acquired on January 5, 1996 ("Lake Pointe") and a property in Madison, Wisconsin with 304 apartments ("Maple Grove"). The Company, through its operating partnership, Wellington Properties Investments LP ("WPI") a Delaware limited partnership, owns three commercial properties (collectively the "Properties"). It is the intention of the Trust to continue to seek well located properties for future acquisitions.

           Additionally the Company, through its operating partnership, has entered into contribution agreements with respect to 31 properties with a purchase price of approximately $190 million. To date three of the properties have been acquired and it is likely that a majority of the remaining properties will not be acquired.

           On March 4, 1999 the Company exchanged its interest in a Real Estate sale contract to purchase the Highlander Apartments for an 8% interest in the Highlander Acquisition Company, LLC. The Highlander is a 154 unit apartment community in Des Moines, Iowa.

           A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

           1.  Principles of Consolidation-
           The consolidated financial statements include all the accounts of Wellington Properties Trust, its wholly-owned subsidiaries, Maple Grove
           Apartment Homes, Inc. and Lake Pointe Apartment
           Homes, Inc. and WPI.  Because the Trust controls
           WPI, the Trust has consolidated the accounts of WPI with the Trust. Minority interest consists of limited partnership interests in WPI. All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

           2.  Real Estate Property-
           Real Estate property is recorded at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Properties use a 40-year estimated life for buildings and a seven-year estimated life for appliances and equipment.

             WELLINGTON PROPERTIES TRUST
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
           For the period January 1, 1999 through
                   March 31, 1999

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

           3.  Financial Instruments-
           The carrying amount of financial instruments at March 31, 1999 approximates fair value.

           4.  Deferred Costs-
           The Trust has incurred costs in connection with the potential purchase of properties by WPI. These costs, which total approximately $1,748,000 as of March 31, 1999 consist primarily of legal and accounting fees and warrant costs and are expected to be allocated among the properties purchased and capitalized as part of the cost of the property.

           5.   Revenue Recognition-
           Rental income attributable to leases is recorded when due from tenants and interest income is recorded on an accrual basis.

           6.   Income Taxes-
           The Trust made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1996. The Trust qualifies for taxation as a REIT, and as such generally will not be subject to Federal income tax if it distributes at least 95% of its REIT taxable income (excluding capital gains) to its shareholders.

           7.   Loss Per Share-
           Net loss per share is computed based on the weighted average number of shares of common shares outstanding for the period. Common share equivalents to include outstanding warrants and stock options, are not included in diluted earnings per share as they would be anti-dilutive.

             WELLINGTON PROPERTIES TRUST
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
           For the period January 1, 1999 through
                   March 31, 1999

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

           The following represents certain pro forma information for the quarter ended March 31, 1998 as if these properties were acquired effective January 1, 1998.

                Total revenue                  $1,750,000
                Net loss before minority
                 interest in net loss of
                 consolidated subsidiary        $(108,000)
                Net loss allocated to
                 common shares                  $ (37,000)
                Net loss per common
                 share-basic and diluted        $   (0.03)

             WELLINGTON PROPERTIES TRUST
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
           For the period January 1, 1999 through
                   March 31, 1999

           NOTE C - MORTGAGE NOTES PAYABLE AND OTHER FINANCING

           Maple Grove-
           The mortgage payable with respect to Maple Grove is collateralized by Maple Grove and an assignment of rents and had a principal balance as of March 31, 1999 of $12,709,840.72. The interest rate is fixed at 8.095%. Payments are due in monthly installments of principal and interest of $95,516.53 with a final balloon payment due June 1, 2004.

           Lake Pointe-
           As of March 31, 1999, Wellington Properties Trust was liable on a mortgage note payable of $2,728,188.42. The note requires monthly payments of $19,417.06 including interest at 7.6%. The mortgage is due March 2008 and is secured by Lake Pointe and an assignment of rents.

             WELLINGTON PROPERTIES TRUST
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
           For the period January 1, 1999 through
                   March 31, 1999

           Thresher Square East-
           The financing consists of Commercial Development Revenue Refunding Bonds - Series 1996A issued by the City of Minneapolis, Minnesota; interest payable semi-annually at variable rates ranging from 5.25% to 7.25%; principal payable annually on or before May 1 in amounts ranging from $140,000 to $395,000 with a final payment due May 1, 2015; collateralized by a letter of credit, the Thresher Square East Office Complex, equipment and an assignment of rents. As of March 31, 1999 the principal balance was $4,095,000.00.

           Thresher Square West-
           The financing consists of Commercial Development Revenue Refunding Bonds - dated October 1, 1992 issued by the City of Minneapolis, Minnesota; interest payable semi-annually at variable rates ranging from 6.50% to 7.60%; principal payable annually on or before June 1 in amounts ranging from $170,000 to $375,000 with a final payment due June 1, 2010; collateralized by a letter of credit, the Thresher Square West Office Complex and an assignment of rents and security agreement. As of March 31, 1999 the principal balance was $3,135,000.

           Cold Springs-
           The financing consists of a note payable to Bremer Bank, N.A. in monthly installments of $51,518 including interest at a variable rate (effective rate of 8.75% at March 31, 1999) with a final balloon payment due on October 1, 2000; collateralized by the Cold Springs Office Complex and fixtures. As of March 31, 1999 the principal balance was $5,563,823.22.

           Additionally there is a note payable to Bremer Business Financial Corp., interest payments due monthly at a variable interest rate (effective rate of 10.75% at March 31, 1999) with principal balance due on September 30, 2000; collateralized by the Cold Springs Office Complex and fixtures. As of March 31, 1999 the principal balance was $1,875,000.00.

           Nicollet VI-
           The financing consists of a 7.000% mortgage note payable to GMAC Commercial Mortgage Corporation in monthly installments of $15,635 including interest; final balloon payment due February 1, 2008; collateralized by the Nicollet Business Campus VI Complex and an assignment of rents and security agreement. As of March 31, 1999 the principal balance was $2,324,062.91.

             WELLINGTON PROPERTIES TRUST
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
           For the period January 1, 1999 through
                   March 31, 1999

           The aggregate maturities on the mortgage notes payable at March 31, 1999 and for the five years thereafter are as follows:

                        Lake       Maple     Thresher
                       Pointe      Grove      East
           1999        16,788     90,415     140,000
           2000        24,350    129,386     145,000
           2001        26,900    140,258     155,000
           2002        29,048    152,042     165,000
           2003        31,367    164,817     175,000
           there-
           after    2,599,736  12,032,922   3,315,000
           TOTAL    2,728,188  12,709,841   4,095,000

                      Thresher     Cold      Nicollet
                       West       Springs      VI        Total
           1999       170,000     65,276     19,140     501,619
           2000       185,000  7,373,547     27,130   7,884,414
           2001       200,000                29,091     551,249
           2002       215,000                31,194     592,185
           2003       230,000                33,450     634,634
           there-
           after    2,135,000             2,184,057  22,266,714
           TOTAL    3,135,000  7,438,823  2,324,063  32,430,915

           Line of Credit-
           During 1998, the Trust obtained a line of credit for $300,000 with Milwaukee Western Bank. Interest-only payments are due monthly with the principal due on June 30, 1999. The interest rate is at .5% above the bank's reference rate (effective rate at March 31, 1999 of 8.75%). At March 31, 1999, the outstanding balance was $200,000.
           The line of credit is collateralized by the guarantee of WMC.

           NOTE D - EQUITY

           During 1998, the Trust entered into agreements with American Real Estate Equities, LLC (AREE) and Wellington Management Corporation (WMC). Pursuant to the agreements the Trust entered into transactions with AREE and WMC related to issuance of warrants, issuance of Common shares and contribution agreements for various properties (note B).

           The Trust issued warrants to acquire up to 791,667
           Common Shares to each of AREE and WMC. The Warrants will become exercisable one year after the date of issuance
           (November 16, 1999) and will be exercisable for a nine-year period thereafter, at an exercise price of $5.37 per Common Share with respect to 395,833 Warrants held by each of AREE and WMC, $6.47 per Common Share with respect to 197,917 Warrants held by each of AREE and WMC, $7.74 per Common Share with

             WELLINGTON PROPERTIES TRUST
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
           For the period January 1, 1999 through
                   March 31, 1999

           respect to 118,750 Warrants held by each of AREE and WMC and $9.32 per Common Share with respect to 79,167
           Warrants held by each of AREE and WMC. A value of $0.954 per warrant (based on a modified Black Scholes calculation) for a total of $1,510,000 has been recognized at March 31, 1999.

           In March 1998, in connection with the refinancing of debt, the Trust entered into an agreement with Credit Suisse First Boston Mortgage Capital LLC which provides for the granting of warrants to purchase 47,500 Common Share on any date through March 5, 2008 at a price of $3.949 per share. The warrants were not exercised during the period ended March 31, 1999.

           The Trust has a stock option plan (the "Old Plan") which provides for the granting of share options to officers, trustees and employees at a price determined by a formula in the Plan agreement. There are 54,387 options outstanding as of March 31, 1999. There were no options exercised under the plan during the period ending March 31, 1999.

           In November 1998, the Trust's shareholders approved a Share Option Plan (the "New Plan")which provides for the granting of share options to officers, trustees and employees at a price determined by a formula in the Plan agreement. The options are exercisable over a period of time determined by the Plan Committee, but no longer than ten years after the date they are granted. Compensation resulting from the share options is initially measured at the grant date based on fair market value of the shares. The Plan was adopted as of November 16, 1998, and there are no options outstanding as of March 31, 1999.

           NOTE E - COMMON SHARES

           On March 24, 1999 the Company split its outstanding
           Common Shares on a 4.75 for 3 basis.  As of March
           31, 1999 there were 1,351,625.27 Common Shares outstanding.

             WELLINGTON PROPERTIES TRUST
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
           For the period January 1, 1999 through
                   March 31, 1999

           NOTE F - RELATED PARTY TRANSACTIONS-
           Reimbursement of Certain Expenses by Related
           Parties-
           WPI is in negotiations with AREE regarding the reimbursement by WPI to AREE of certain expenses incurred by AREE in the potential acquisition of properties and certain administrative expenses. The accompanying consolidated financial statements reflect all expenses incurred by AREE on behalf of WPI in connection with the acquisitions, with a corresponding liability to AREE totaling $1,504,423. In the event that the negotiations result in reimbursement of certain expenses at a later date, that recovery will then be reflected in the financial statements.

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

           In connection with the negotiations discussed above, WMC management has stated that the advance from WPI represents reimbursement from WPI for services rendered by WMC in the organization of WPI
           and the acquisition of properties.   WMC management
           has stated that it does not intend to reimburse WPI for the $240,000 advance. Due to the uncertainty of the collectibility of this advance, the entire amount has been reserved as uncollectible.

           Management Fees-
           The Trust has entered into Property Management Agreements with WMC Realty, Inc. (WRI), a wholly-owned subsidiary of Wellington Management Corporation (WMC), an affiliate of the Trust in which Arnold Leas (Chairman of the Board of Trustees) is President and Chief
           Executive Officer, and Hoyt Properties, Inc. (Hoyt), an entity controlled by Steve Hoyt (a trustee of the Trust) to serve as Property Managers of properties owned by the Trust. The Property Managers will manage the day to day operations of properties owned by the Trust and will receive a management fee for this service. Management fees for the period
           January 1, 1999 through March 31, 1999 were
           $82,625.

           Advisor Fees-
           On August 2, 1994, the Trust contracted to retain WMC to serve as Advisor to the Trust. In payment for these services, the Advisor receives a fee equal to 5% of the gross proceeds of the public offering of common shares, which terminated October 1995. No advisor fees have been paid during 1999.

           In addition, the Advisor is entitled to receive an Incentive Advisory Fee equal to 10% of teh realized gain with respect to each sale or refinancing of property owned by the Trust. In the event a property is sold at a loss, no Incentive Advisory
           Fees will be paid until the amount of the loss has been offset by gains from other sales. No
           Incentive Advisory Fees have been paid during 1999.
           In addition, the Advisor is entitled to recover certain expenses including travel, legal, accounting and insurance. Fees for services, such as legal and accounting, provided by the Advisor's employees, in the opinion of the Advisor, may not exceed fees that would have been charged by independent third parties. The initial term of the agreement ended on December 31, 1995 and has been renewed automatically each year. The agreement may be terminated without casue, by either party, on 60 days written notice and by the Trust for cause immediately upon written notice.

           Termination Fees-
           In connection with the purchase of properties by WPI, the Trust terminated the advisory agreement with WMC on November 20, 1998. The termination fee, payable to WMC, is determined by taking 1% of the first $150,000,000 of the aggregate gross purchase price for properties acquired by WPI plus .25% of the aggregate gross purchase price for properties acquired in excess of $150,000,000. Termination fees paid to WMC, which are expensed as incurred, amounted to $0 for the period ended March 31, 1999.

           NOTE G - OPERATING LEASES
           The Trust and its subsidiaries lease residential and commercial space to individual and corporate tenants. These leases expire at various times through 2005.
           The following is a schedule by year of minimum operating lease receipts under such operating leases.

                       Year
                       1999                      $3,733,271
                       2000                       2,197,655
                       2001                       1,923,698
                       2002                         995,421
                       2003                         426,689
                       Thereafter                   358,477
                                                 $9,635,211

           One of the commercial properties has one primary tenant who leases 55% of the property's rentable square footage. The future minimum operating lease receipts from this tenant represent approximately 19% of the above total.

             WELLINGTON PROPERTIES TRUST
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
           For the period January 1, 1999 through
                   March 31, 1999

           NOTE H - SUBSEQUENT EVENTS
           None.

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

           Background-
           The Company marketed the Common Shares until
           October 25, 1995 and as offering proceeds were available it acquired investment real estate. To date the Company has acquired 410 apartment units located in three properties (Forest Downs, Lake Pointe and Maple Grove), three commercial properties (Thresher Square, Cold Springs and Nicollet VI) and an 8% interest in the Highlander Acquisition Company, LLC. On April 10, 1997, the Trust sold Forest Downs for $2,000,000.

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

           During 1998 the Company entered into agreements with AREE under which AREE was to contribute 31 properties to the operating partnership. To date four properties have been contributed. It is unlikely that all 27 of the remaining properties will be contributed.

           Current Operations-
           Rental revenues for the quarter period ended March 31, 1999 are substantially greater than 1998 due to the acquisition of the Commercial Properties. Adjusting for the Commercial Properties, revenues at Lake Pointe and Maple Grove decreased approximately 1% in 1999 over the first three months of 1998. The Madison, Wisconsin rental market was somewhat soft during the quarter causing the decrease. Occupancy for the period at Maple Grove was 91.7% and Lake Pointe was 98.5%.

           Similarly property expenses increased for the quarter over 1998 due to the acquisition of the Commercial Properties. Adjusting for the Commercial Properties, operating expenses increased approximately 8% over the first 3 months of 1998. General and administrative expense increased approximately 166% over the first quarter of 1998 because the Company hired 3 full time employees and opened a Minneapolis office.

           Liquidity-
           The Company has met its operating obligations during the period.

           In 1998 the Company incurred extraordinary expense with respect to the AREE acquisition and anticipates that additional borrowing or equity funding may be necessary to meet such obligations. Additional borrowing should not be necessary to meet operating requirements.

           Due to the extraordinary expenses associated with the AREE transaction the Company has deferred payment of the first quarter dividend until implementation of its business plan.

           Year 2000-
           The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

           ITEM 1.     LEGAL PROCEEDINGS
           None

           ITEM 2.     CHANGES IN SECURITIES
           None

           ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
           None

           ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS

           The Company did not submit any matters to Shareholders during the quarter ended March 31, 1999.

           ITEM 5.     OTHER INFORMATION

           At its meeting on March 30, 1999, the Board of Trustees voted to pay a dividend to Common Shareholders with respect to the quarter ended March 31, 1999 of $.11 per share. The Board also voted to defer payment until implementation of its business plan.

           ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           None



           EXHIBIT INDEX

           FINANCIAL DATA SCHEDULE            EX-27


           SIGNATURES

           In accordance with the requirements of the Exchange
           Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Wellington Properties Trust



                         By:  \S\Robert F. Rice
                              Robert F. Rice
                              President

           Date:   May 14, 1999



                         By:  \S\Garret T. Nakama
                              Garret T. Nakama
                              Chief Financial Officer

           Signing on behalf of the registrant and as principal financial and accounting officer.