Form 10QSB
period 1999-06-30
WELLINGTON PROPERTIES TRUST
filed 1999-08-10
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                        Form 10QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

     As of July 31, 1999, 1,352,361 shares of the issuer's common shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format
     (Check one): Yes      ;No   X
     (Added by Exch Act Rel No. 31905, eff 4/26/93.)

     This report contains 20 pages.  There is one exhibit.

                WELLINGTON PROPERTIES TRUST
                 TABLE OF CONTENTS


      PART I.  Financial Information

      Consolidated Balance Sheet-June 30, 1999 (unaudited)       Page 3

      Consolidated Statements of Operations-six months ended
      June 30, 1999 and June 30, 1998 (unaudited)                Page 4

      Consolidated Statements of Operations -three months ended
      June 30, 1999 and June 30, 1998 (unaudited)                Page 5

      Consolidated Statement of Cash Flows-six months
      ended June 30, 1999 and June 30, 1998 (unaudited)          Page 6

      Notes to Consolidated Financial Statements                 Page 7

      Management's Discussion and Analysis of Financial
      Condition of Operations                                    Page 14

      PART II.  Other Information

      Other Information                                          Page 20

      Signatures                                                 Page 20

                       Wellington Properties Trust
                        Consolidated Balance Sheet
                            June 30, 1999
                            (Unaudited)


              Assets
               Real Estate Property
                Land                                 9,009,936
                Building                            41,540,143
                Tenant improvements                     43,809
                Appliances and equipment               976,096
                                                    51,569,984
                Accumulated depreciation            (2,319,925)
                                                    49,250,059
               Cash                                     98,397
               Escrowed cash                           680,511
               Accounts receivable                      32,458
               Prepaid expenses                         23,550
               Investment in unconsolidated subsidiary  90,000
               Deferred financing costs, net           815,662
               Other assets                             25,000
                  Total Assets                      51,015,637

              Liabilities and shareholders' equity
              Liabilities
               Mortgage loans payable               32,049,484
               Line of credit                          190,000
               Accts payable & accrued liabilities   1,336,559
               Related party payable                 3,926,878
               Deferred rental revenue                  66,648
               Tenant security deposits                158,744
               Dividends/distributions payable         871,100
                  Total liabilities                 38,599,413

              Minority interests in consolidated
              subsidiary                             8,755,376

              Shareholders' equity
               Common shares-100,000 authorized;
                1,351,935 shares issued and
                outstanding; par value $0.01            13,519
               Preferred Stock-10,000,000 authorized;
                no shares issued and outstanding;
                par value $0.01                             --
               Additional paid in capital            9,069,682
               Accumulated deficit                  (5,422,353)
                  Total shareholders' equity         3,660,848

                  Total Liabilities & Shareholders'
                   Equity                           51,015,637

              The accompanying notes are an integral part of this statement.

                          Wellington Properties Trust
                     Consolidated Statements of Operations
                                (Unaudited)
                       For the Six Month Period Ended
                                                  June 30,         June 30,
                                                   1999             1998
Revenue:
  Rental revenue and tenant reimbursements         3,414,376       1,516,511
  Interest and other                                  30,513             273
     Total revenue                                 3,444,889       1,516,784

Expenses:
  Property operating and maintenance                 822,468         295,608
  Real estate taxes and insurance                    596,233         219,290
  Depreciation and amortization                      681,103         293,879
  Interest expense                                 1,295,213         633,928
  General and administrative                         387,480         147,745
  Management fees                                    170,015          74,515
  Termination of advisory agreement                  950,000              --
  Nonrecurring expenses                            2,613,383              --
    Total expenses                                 7,515,895       1,664,965

Loss before minority interests                    (4,071,006)       (148,181)
Less: Minority interests                           2,664,093              --

Loss allocated to Common Shares                   (1,406,913)       (148,181)

Loss per share:  Basic and diluted                     (1.04)          (0.13)

Weighted average number of shares: Basic
 and diluted                                       1,350,730       1,144,793


The accompanying notes are an integral part of these statements.

                      Wellington Properties Trust
                 Consolidated Statements of Operations
                            (Unaudited)
                    For the Three Month Period Ended
                                              June 30,     June 30,
                                                1999         1998
Revenue:
  Rental revenue and tenant reimbursements    1,756,158      750,581
  Interest and other                             16,076          210
     Total revenue                            1,772,234      750,791
Expenses:
  Property operating and maintenance            450,153      135,118
  Real estate taxes and insurance               279,368      109,645
  Depreciation and amortization                 357,526      148,283
  Interest expense                              650,225      319,511
  General and administrative                    192,721       74,598
  Management fees                                87,390       36,907
  Termination of advisory agreement             950,000           --
  Nonrecurring expenses                       2,613,383           --
     Total expenses                           5,580,766      824,062

Loss before minority interests               (3,808,532)     (73,271)
Less: Minority interests                      2,491,018           --

Loss allocated to Common Shares              (1,317,514)     (73,271)

Loss per share:  Basic and diluted                (0.97)       (0.06)

Weighted average number of shares:
 Basic and diluted                            1,351,891    1,144,793

     The accompanying notes are an integral part of these statements.

             Wellington Properties Trust
           Consolidated Statements of Cash Flows
                        (Unaudited)
             For the Six Month Period Ended

                                                 June 30,       June 30,
                                                  1999           1998
Cash flows from operating activities:
  Net Loss                                      (4,071,006)     (148,181)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                   681,103       293,879
  Changes in assets and liabilities:
   Decrease (increase) in accounts receivable and
    prepaid expenses                                71,604       (50,861)
   Decrease in deferred costs                    1,723,255            --
   Decrease in accounts payable and accrued
    liabilities                                    (70,809)      (13,423)
   Increase in accounts payable related party    2,182,455        41,883
   Increase in tenant security deposits and
    deferred rents                                   3,409         5,308
       Net cash provided by operating activities   520,011       128,605

Cash flows from investing activities:
 Capital expenditures paid                         (93,380)      (40,806)
 Investment in unconsolidated subsidiary           (90,000)           --
 Decrease (increase) in escrowed cash              163,357       (45,137)
       Net cash flow used in investing activities  (20,023)      (85,943)

Cash flows from financing activities:
 Proceeds from mortgage loans payable                   --     2,750,000
 Loan fees                                              --      (436,285)
 Payments on mortgage note                        (455,668)   (2,376,180)
 Payments on line of credit                        (10,000)           --
 Dividends paid                                    (89,824)     (125,794)
       Net cash flow used in financing activities (555,492)     (188,259)

Net decrease in cash                               (55,504)     (145,597)

 Cash at beginning of period                       153,901       113,945
 Cash at end of period                              98,397       (31,652)

 Supplemental Data:
     Interest paid                               1,318,972       641,035

     Dividends paid through issuance of
      Common Shares                                (62,383)     (124,287)
     Issuance of Common Shares                      62,383       124,287
                                                        --            --

The accompanying notes are an integral part of these statements.

              WELLINGTON PROPERTIES TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1999
                        (Unaudited)

     NOTE A - ORGANIZATION

     Wellington Properties Trust ("Company") is a real estate investment trust ("REIT") organized in the state of Maryland. The Company was formed on March
     15, 1994 to acquire, develop, own, and operate investment real estate. As of June 30, 1999, the Company owned two residential and three commercial properties that contain a total of 376 apartment units and 247,546 commercial rentable square feet.
     The Company's interest in the commercial properties is held through Wellington Properties Investments, LP (the "Operating Partnership"), a Delaware limited partnership formed in 1998. The Company is the general partner of, and as of June 30, 1999, owns an approximately 8.8% interest in the Operating Partnership. On March 4, 1999, the Company acquired an 8% interest in Highlander Acquisition Company, LLC
     ("Highlander") which owns a 154 unit apartment community.

     NOTE B - BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters, except with respect to the nonrecurring expense) necessary to fairly present the financial position of the Company as of June 30, 1999, the results of its operations for the six month periods and three month periods ended June 30, 1999 and 1998, and its cash flows for the six month periods ended June 30, 1999 and 1998 have been included. During the second quarter of 1999, the Company concluded that costs incurred and deferred in 1998 in connection with the potential acquisition of twenty-eight
     (28) properties had no future value because such potential acquisitions would not occur. Such costs approximated $2.6 million and were expensed in the second quarter along with the costs to terminate the advisory agreement of $950,000 (See Note H). The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB/
     Amendment No. 1 for the year ended December 31,1998.

                WELLINGTON PROPERTIES TRUST
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                      JUNE 30, 1999

     NOTE C - ACQUISITION OF PROPERTIES

     On March 4, 1999, the Company acquired an 8% interest in Highlander at a cost of $90,000 funded in cash. The Company believes that cost approximates fair value.

     On November 20, 1998, the Company through the
     Operating Partnership, acquired two office properties and one light industrial property in the Minneapolis, Minnesota metropolitan area. The combined purchase price of such properties totaled approximately $31.1 million, including closing costs. Such purchase price was funded through the issuance of an aggregate of 2,557,707 limited partnership units ("Units") in the Operating
     Partnership (valued at $5.37 per Unit, or an aggregate value of approximately $13.7 million) and the assumption of certain third-party indebtedness of approximately $17.1 million secured by such properties The Units are exchangeable, under certain circumstances, on a one-for-one basis for common shares of beneficial interest, $.01 par value per share from and after the one-year anniversary of the date of issuance. (See Note H).

     NOTE D - MORTGAGE NOTES PAYABLE AND OTHER FINANCING

     Maple Grove

     The mortgage payable with respect to Maple Grove is collateralized by Maple Grove and an assignment of rents and had a principal balance as of June 30, 1999 of $12,680,308. The interest rate is fixed at 8.095%. Payments are due in monthly installments of principal and interest of $95,517 with a final balloon payment due June 1, 2004. (See Note I).

     Lake Pointe

     As of June 30, 1999, the Company was liable on a mortgage note payable of $2,722,891. The note requires monthly payments of $19,417 including interest at 7.6%. The mortgage is due March 2008 and is secured by Lake Pointe and an assignment of rents.

                  WELLINGTON PROPERTIES TRUST
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        JUNE 30, 1999

     NOTE D-MORTGAGE NOTES PAYABLE AND OTHER FINANCING-Continued

     Thresher Square East

     The financing consists of Commercial Development
     Revenue Refunding Bonds - Series 1996A issued by the City of Minneapolis, Minnesota; interest payable semi-annually at variable rates ranging from 5.25% to 7.25%; principal payable annually on or before May 1 in amounts ranging from $140,000 to $395,000 with a final payment due May 1, 2015;
     collateralized by a letter of credit, the Thresher
     Square East Office Complex, equipment and an assignment of rents. As of June 30, 1999 the principal balance was $3,955,000.

     Thresher Square West

     The financing consists of Commercial Development
     Revenue Refunding Bonds - dated October 1, 1992 issued by the City of Minneapolis, Minnesota;
     interest payable semi-annually at variable rates ranging from 6.50% to 7.60%; principal payable annually on or before June 1 in amounts ranging from $170,000 to $375,000 with a final payment due
     June 1, 2010; collateralized by a letter of credit, the Thresher Square West Office Complex and an assignment of rents and security agreement. As of June 30, 1999 the principal balance was $2,965,000.

     Cold Springs

     The financing consists of a note payable to Bremer
     Bank, N.A. in monthly installments of $51,518 including interest at a variable rate (effective rate of 9.25% at June 30, 1999) with a final balloon payment due on October 1, 2000; and collateralized by the Cold Springs Office Complex and fixtures. As of June 30, 1999 the principal balance was $5,533,491.

     Additionally there is a note payable to Bremer
     Business Financial Corp., interest payments due monthly at a variable interest rate (effective rate of 10.75% at June 30, 1999) with principal balance due on September 30, 2000; and collateralized by the Cold Springs Office Complex and fixtures. As of
     June 30, 1999 the principal balance was $1,875,000.

              WELLINGTON PROPERTIES TRUST
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                  JUNE 30, 1999

     NOTE D-MORTGAGE NOTES PAYABLE AND OTHER FINANCING-CONTINUED

     Nicollet VI

     The financing consists of a 7.00% mortgage note payable to GMAC Commercial Mortgage Corporation in monthly installments of $15,635 including interest;
     final balloon payment due February 1, 2008; and collateralized by the Nicollet Business Campus VI
     Complex and an assignment of rents and security agreement. As of June 30, 1999 the principal balance was $2,317,794.

     Line of Credit

     During 1998, the Company obtained a line of credit for $300,000 with Milwaukee Western Bank. Payments of $5,000 of principal plus interest are due monthly with the final principal payment due on September 30, 1999. The interest rate is at 0.5% above the bank's reference rate (effective rate at June 30, 1999 of 8.75%). At June 30, 1999, the outstanding balance was $190,000. The line of credit is collateralized by the guarantee of Wellington
     Management Corporation ("WMC").

     NOTE E - EQUITY

     During 1998, the Company entered into agreements with American Real Estate Equities, LLC ("AREE") and
     WMC. Pursuant to the agreements the Company entered into transactions with AREE and WMC related to issuance of warrants, issuance of Common Shares and contribution agreements for various properties.

     On November 16, 1998, the Company issued warrants to acquire up to 791,667 Common Shares to each of AREE and WMC. The Warrants were to become exercisable one year after the date of issuance
     (November 16, 1999) and would be exercisable for a nine-year period thereafter, at an exercise price of $5.37 per Common Share with respect to 395,833
     Warrants held by each of AREE and WMC, $6.47 per Common Share with respect to 197,917 Warrants held by each of AREE and WMC, $7.74 per Common Share with respect to 118,750 Warrants held by each of AREE and WMC and $9.32 per Common Share with respect to 79,167 Warrants held by each of AREE and WMC. Effective June 30, 1999, all such warrants were returned to the Company and canceled. (See
     Note H).

                  WELLINGTON PROPERTIES TRUST
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                       JUNE 30, 1999

     NOTE F - DISTRIBUTIONS

     On March 16, 1999, the Board of Trustees declared a split of 4.75 Common Shares for each 3.00 Common
     Shares effective on March 24, 1999 to shareholders of record as of March 22, 1999 ("Stock Split").
     The Operating Partnership simultaneously declared a split of 4.75 Units for each 3.00 Units effective on March 24, 1999 to unitholders of record as of March 22, 1999. All amounts herein have been adjusted to give effect to the Stock Split.

     On March 30, 1999, the Board of Trustees declared a cash distribution of $0.11 per share totaling approximately $148,679 to shareholders of record as of March 31, 1999. The Operating Partnership simultaneously declared a $0.11 per unit cash distribution to holders of Units. Such distribution totals $189,127. (See Note H).

     On July 15, 1999, the Board of Trustees declared a cash distribution of $0.11 per share totaling approximately $148,679 to shareholders of record as of June 30, 1999. The Operating Partnership simultaneously declared a $0.11 per unit cash distribution to holders of Units. Such distribution totals $189,127. (See Note H).

     The Board of Trustees further voted to defer payment of both 1999 cash distributions.

     NOTE G - LOSS PER COMMON SHARE

     Net loss per Common Share is computed based on the weighted average number of Common Shares outstanding for the period. Common share equivalents, consisting of outstanding warrants and options, are not included in the diluted loss per Common Share as they would be anti-dilutive.

     NOTE H - RELATED PARTY TRANSACTIONS

     Reimbursement of Certain Expenses by Related
     Parties

     The Operating Partnership has been in negotiations with AREE regarding the reimbursement by the Operating Partnership to AREE of certain expenses incurred by AREE in the potential acquisition of properties and certain administrative expenses.

                  WELLINGTON PROPERTIES TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                         JUNE 30, 1999

     NOTE H-RELATED PARTY TRANSACTIONS-CONTINUED

     In connection with the negotiations during 1998 by the Company of the contribution agreement between AREE and the Operating Partnership, a $240,000 advance was paid to WMC by AREE for the benefit of the Operating Partnership. As of December 31, 1998, this amount was reflected as an advance to related party in accompanying financial statements, with a related liability recorded due to AREE. Under the terms of the contribution agreement, the advance was to be repaid to AREE in the event certain transactions closed before December 31, 1998. Due to the uncertainty of the collectibility of the advance, the entire amount was reserved as uncollectible as of December 31, 1998 an in connection with the agreement discussed below, has been written off as of June 30, 1999.

     Of the thirty-one properties to be acquired, three properties have been acquired as of June 30, 1999. Further, in connection with the agreements discussed below, WMC will retain cash received totaling $550,000 as partial consideration for termination of the advisory agreement.

     Management Fees

     The Company has entered into Property Management
     Agreements with WMC Realty, Inc. ("WRI"), a wholly-owned subsidiary of WMC, an affiliate of the Company in which Arnold Leas (Chairman of the Board of Trustees) is President and Chief Executive
     Officer, and Hoyt Properties Inc. ("Hoyt"), an entity controlled by Steve Hoyt (a trustee of the Company) to serve as Property Managers of properties owned by the Company. The Property
     Managers manage the day to day operations of properties owned by the Company and receive a management fee for this service. Management fees for the period January 1, 1999 through June 30,
     1999 totaled $95,112 to Hoyt and $74,903 to WRI.
     Management fees for the period January 1, 1998 through June 30, 1998 totaled $0 to Hoyt (management agreement commenced November 1998) and $74,515 to WRI.

     Advisor Fees

     On August 2, 1994, the Company contracted to retain
     WMC to serve as Advisor to the Company. In payment for these services, the Advisor receives a fee equal to 5% of the gross proceeds of the public offering of common shares, which terminated October
     1995.  No advisor fees have been paid during 1999.

                   WELLINGTON PROPERTIES TRUST
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        JUNE 30, 1999

     NOTE H-RELATED PARTY TRANSACTIONS-CONTINUED

     Incentive Advisory Fee equal to 10% of the realized gain with respect to each sale or refinancing of property owned by the Company. In the event a property is sold at a loss, no Incentive Advisory
     Fees will be paid until the amount of the loss has been offset by gains from other sales. No
     Incentive Advisory Fees have been paid during 1999.
     In addition, the Advisor is entitled to recover certain expenses including travel, legal, accounting, and insurance. Fees for services, such as legal and accounting, provided by the Advisor's employees, in the opinion of the Advisor, may not exceed fees that would have been charged by independent third parties. The initial term of the agreement ended on December 31, 1995 and had been renewed automatically each year. The agreement was subject to termination without cause, by either party, on 60 days written notice and by the Company for cause immediately upon written notice.

     Termination of Advisory Agreement

     In connection with the purchase of properties by the Operating Partnership, the Company terminated the advisory agreement with WMC on November 20, 1998. The termination fee, payable to WMC, was estimated at $1.6 million and was to be determined by taking 1% of the first $150,000,000 of the aggregate gross purchase price for properties acquired by the Operating Partnership plus 0.25% of the aggregate gross purchase price for properties acquired in excess of $150,000,000. See agreement as of June
     30, 1999 discussed below.

     Agreements:  June 30, 1999

     In the second quarter of 1999, due primarily to the fact that the Operating Partnership was able to acquire only three properties since November 1998, the Company entered into discussions with AREE and WMC. As a result of these discussions, effective as of June 30, 1999:

     Recipients of 838,372 Units, received in the November 1998 acquisitions as described in Note C, have returned such Units to the Company for cancellation.

     AREE has returned the warrant covering 791,667 Common Shares to the Company. Further, the Company has agreed to issue 254,800 Class B Junior Cumulative Convertible Preferred Shares
     ("Class B Preferred Shares") to AREE in the third quarter of 1999 as consideration for an aggregate of $2,548,000 representing advances to the Company for working capital purposes and costs incurred in

                 WELLINGTON PROPERTIES TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                      JUNE 30, 1999

     NOTE H-RELATED PARTY TRANSACTIONS-CONTINUED

     connection with the 1998 Transactions.  The Class B
     Preferred Shares will bear the same rights, terms and preferences as the Class A Preferred Shares
     (defined below), but will rank junior as to payment of dividends and distributions upon liquidations.
     Of the total Class B Preferred Shares to be issued to AREE, 135,600 will be redeemable by the Company for $1 if certain conditions are not met prior to June 30, 2002.

     As consideration for the Termination of the Advisory Agreement between the Company and WMC, WMC has returned the warrant covering 791,667 Common Shares to the Company, the Company has agreed to issue 95,000 Class B
     Preferred Shares to WMC in the third quarter of 1999 and WMC will retain cash payments of $550,000 received during 1998.

     The obligation by the Company to issue the Class B
     Preferred Shares has been reflected as a liability aggregating $3,498,000 on the Company's balance sheet as of June 30, 1999.

     Listing Agreement

     In January 1998, the Company entered into a listing agreement with WRI. The agreement provides that WRI would receive a fee equal to 3% of the sales price in the event of a sale of either of the Company's residential properties. In connection with the pending contract for the sale of Maple Grove
     Apartments, discussed below, WRI is expected to receive a fee totaling $501,000 upon consummation of the sale.

     NOTE I - SUBSEQUENT EVENTS

     The Company anticipates filing a Preliminary
     Registration Statement in August 1999 under the
     Securities Act of 1933 on Form SB-2 in order to commence the sale of 1,200,000 Class A Cumulative
     Convertible Preferred Shares ("Class A Preferred
     Shares") to the public ("Preferred Offering"). The
     Class A Preferred Shares will bear a liquidation value of $10.00 per share and will accrue a dividend equal to $0.475 per share, with such dividend payable every six months. The Class A
     Preferred Shares will be convertible into the number of Common Shares equal to the quotient obtained by dividing (1) $10.00 plus any dividends then accrued but unpaid on the Class A Preferred

                 WELLINGTON PROPERTIES TRUST
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED
                       JUNE 30, 1999

     NOTE I-SUBSEQUENT EVENTS - CONTINUED

     Shares, by (2) a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A
     Preferred Shares. The Company will have the right to redeem the Class A Preferred Shares, under certain circumstances, after the two year anniversary date of the initial closing of the Preferred Offering.

     The Company expects to use the net proceeds from the Preferred Offering to fund the continued growth of the Company.

     Maple Grove is presently under contract for sale to an independent third party. The contract is subject to normal closing conditions and contingencies and provides for a purchase price of $16,700,000 to be paid by assuming the first mortgage of approximately $12,680,000 and paying the balance in cash at closing.

     No assurance can be given that the Preferred
     Offering or the sale of Maple Grove will be consummated and if consummated, would be on terms described above or otherwise.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. This Form 10-QSB contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange
     Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, changes in monetary and fiscal policies of the U.S. government, including policies of the U.S.
     Treasury and the Federal Reserve Board, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied spaced upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the Company's acquisitions, potential liability under environmental or other laws and regulations, the failure of the Company to manage its growth effectively and the other risks identified in the Company's Annual Report on Form
     10-KSB for the year ended December 31, 1998.

     Overview

     Wellington Properties Trust is a real estate investment trust. As of June 30, 1999, the Company owned a portfolio of two residential and three commercial properties. The residential properties are located in Wisconsin and contain an aggregate of 376 units. The commercial properties are located in Minnesota and contain an aggregate of 247,546 square feet.

     The Company's interest in the commercial properties is held through Wellington Properties Investments, LP (the "Operating Partnership"). The Company is the sole general partner of the Operating
     Partnership and, as of June 30, 1999, the Company held a 8.8% interest in the Operating Partnership.

     On November 20, 1998, pursuant to the Master
     Contribution Agreement with American Real Estate
     Equities, LLC ("AREE"), the Company , through the
     Operating Partnership acquired three commercial properties (the "1998 Acquisition Properties" or the "Commercial Properties") in exchange for issuance by the Operating Partnership of 2,557,707 limited partnership units ("Units") and the assumption of debt aggregating $17,066,000. In connection with these acquisitions, the Company issued 166,666 common shares of beneficial interest
     ("Common Shares") to AREE in exchange for $1,000,000 and further issued warrants (the
     "Warrants") for 791,667 Common Shares each to AREE, and representatives thereof, and to Wellington
     Management Corporation ("WMC").  Simultaneously,
     WMC received a termination fee and the advisory agreement between the Company and WMC was terminated. (Collectively, these transactions are referred to herein as the "1998 Transactions").

     The Company accounted for the 1998 Acquisition
     Properties under purchase accounting requirements;
     therefore, the operating results of the Company for the six month and three month periods ended June
     30, 1999 are not directly comparable to 1998.

     Results of Operations

     Comparison of the Six Month Period Ended June 30,
     1999 and 1998: Rental revenue increased by approximately $1,897,865 or 125% for the six month period ended June 30, 1999 compared to the six month period ended June 30, 1998. The increased revenue was primarily a result of the Company's consummation of the 1998 Acquisition Properties.
     Interest and other income increased by $30,240 during these same periods, primarily due to interest earned on escrowed funds relating to the 1998 Acquisition Properties.

     Total expenses increased from $1,664,965 for the six month period ended June 30, 1998 to $7,515,895 for the six month period ended June 30, 1999, an increase of $5,850,930 of which $3,563,383 represents non-recurring charges related to the termination of the advisory agreement and write off of deferred costs associated with 1998 expected acquisitions.
     The remaining $2,287,547 was attributable to increased property expenses of $903,803, increased management fees of $95,500, increased depreciation and amortization of $387,224, increased interest expense of $661,285, and increased general and administrative expenses of $239,735, primarily as a result of the 1998
     Transactions.

     Depreciation and amortization increased from
     $293,879 for the six month period ended June 30, 1998 to $681,103 for the comparable period in 1999, an increase of 132%, primarily as a result of the Company's consummation of the 1998 Acquisition
     Properties.  Interest expense increased from
     $633,928 for the six month period ended June 30, 1998 to $1,295,213 for the comparable period in 1999, an increase of 104%, primarily as a result of additional borrowings associated with the 1998
     Acquisition Properties.

     General and administrative expenses increased from $147,745 for the six month period ended June 30, 1998 to $387,480 for the comparable period in 1999, an increase of 162%. In November 1998, the Company converted from an externally advised REIT to a self-administered REIT and commenced administrative operations and, as a result incurred payroll expenses of $150,000 for the six month period ended
     June 30, 1999 not incurred in the previous comparable period.

     As a result of the above, net loss before minority interests increased from ($148,181) for the six month period ended June 30, 1998 to a loss of ($4,071,006) for the six month period ended June
     30, 1999. Net loss increased from ($148,181) for the six month period ended June 30, 1998 to ($1,406,913) for the six month period ended June
     30, 1999 attributable primarily to the existence of minority interests resulting from the new structure of the Company following the 1998 Transactions, as well as the factors described above.

     Comparison of the Three Month Period Ended June 30,
     1999 and 1998: Rental revenue increased by approximately $1,005,577 or 134% for the three month period ended June 30, 1999 compared to the three month period ended June 30, 1998. The increased revenue was primarily a result of the Company's consummation of the 1998 Acquisition
     Properties. Interest and other income increased by $15,866 during these same periods, primarily due to interest earned on escrowed funds relating to the 1998 Acquisition Properties.

     Total expenses increased from $824,062 for the three month period ended June 30, 1998 to $5,580,766 for the three month period ended June
     30, 1999, an increase of $4,756,704 of which $3,563,383 represents non-recurring charges related to the termination of the advisory agreement and write off of deferred costs associated with 1998 expected acquisitions. The remaining $1,193,321 was attributable to increased property expenses of $484,758, increased management fees of $50,483, increased depreciation and amortization of $209,243, increased interest expense of $330,714, and increased general and administrative expenses of $118,123, primarily as a result of the 1998 Transactions.

     Depreciation and amortization increased from
     $148,283 for the three month period ended June 30, 1998 to $357,526 for the comparable period in 1999, an increase of 141%, as a result of the Company's consummation of the 1998 Acquisition Properties.
     Interest expense increased from $319,511 for the three month period ended June 30, 1998 to $650,225 for the comparable period in 1999, an increase of 104%, primarily as a result of additional borrowings associated with the 1998 Acquisition
     Properties.

     General and administrative expenses increased from $74,598 for the three month period ended June 30, 1998 to $192,721 for the comparable period in 1999, an increase of 158%. In November 1998, the Company converted from an externally advised REIT to a self-administered REIT and commenced administrative operations and, as a result incurred payroll expenses of $75,000 for the three month period ended June 30, 1999 not incurred in the previous comparable period.

     As a result of the above, net loss before minority interests increased from ($73,271) for the three month period ended June 30, 1998 to a loss of ($3,808,532) for the three month period ended June
     30, 1999. Net loss increased from ($73,271) for the three month period ended June 30, 1998 to ($1,317,514) for the three month period ended June
     30, 1999 attributable primarily to the existence of minority interests resulting from the new structure of the Company following the 1998 Transactions, as well as the factors described above.

     Liquidity and Capital Resources

     Short Term and Long Term Liquidity

     Cash provided by operations and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders.

     On March 16, 1999, the Board of Trustees declared a split of 4.75 Common Shares for each 3.00 Common
     Shares effective on March 24, 1999 to shareholders of record as of March 22, 1999 ("Stock Split").
     The Operating Partnership simultaneously declared a split of 4.75 Units for each 3.00 Units effective on March 24, 1999 to unitholders of record as of March 22, 1999. All amounts herein have been adjusted to give effect to the Stock Split.

     On March 30, 1999, the Board of Trustees declared a cash distribution of $0.11 per share totaling approximately $148,679 to shareholders of record as of March 31, 1999. The Operating Partnership simultaneously declared a $0.11 per unit cash distribution to holders of Units. Such distributions total approximately $189,127.

     On July 15, 1999, the Board of trustees declared a cash distribution of $0.11 per share totaling approximately $148,679 to shareholders of record as of June 30, 1999. The Operating Partnership simultaneously declared a $0.11 per unit cash distribution to holders of Units. Such distributions total approximately $189,127.

     The Board of Trustees further voted to defer payment of both 1999 cash distributions.

     In the second quarter of 1999, due principally to the fact that the Operating Partnership was able to acquire only three properties since November 1998, the Company entered into discussions with AREE and WMC.
     As a result of these discussions, effective as of June 30, 1999:

     AREE and WMC have returned the warrants, each covering 791,667 shares, to the Company

     Recipients of 838,372 Units, received in the November
     1998 acquisitions as described in Note C, have returned such Units to the Company for cancellation

     The Company has agreed to issue 254,800 Class B
     Junior Cumulative Convertible Preferred Shares
     ("Class B Preferred Shares") to AREE in the third quarter of 1999 as consideration for an aggregate of $2,548,000 representing advances to the Company for working capital purposes and costs incurred in connection with the 1998 Transactions. The Class B
     Preferred Shares will bear the same rights, terms and preferences as the Class A Preferred Shares
     (defined below), but will rank junior as to payment of dividends and distributions upon liquidations.
     Of the total Class B Preferred Shares to be issued to AREE, 135,600 will be redeemable by the Company for $1 if certain conditions are not met prior to June 30, 2002.

     As consideration for the Termination of the Advisory Agreement between the Company and WMC, the Company has agreed to issue 95,000 Class B
     Preferred Shares to WMC in the third quarter of 1999 and WMC will retain cash payments of $550,000 received during 1998.

     The Company anticipates filing a Preliminary
     Registration Statement in August 1999 under the
     Securities Act of 1933 on Form SB-2 in order to commence the sale of 1,200,000 Class A Cumulative
     Convertible Preferred Shares ("Class A Preferred
     Shares") to the public ("Preferred Offering"). The
     Class A Preferred Shares will bear a liquidation value of $10.00 per share and will accrue a dividend equal to $0.475 per share, with such dividend payable every six months. The Class A
     Preferred Shares will be convertible into the number of Common Shares equal to the quotient obtained by dividing (1) $10.00 plus any dividends then accrued but unpaid on the Class A Preferred
     Shares, by (2) a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A
     Preferred Shares. The Company will have the right to redeem the Class A Preferred Shares, under certain circumstances, after the two year anniversary date of the initial closing of the Preferred Offering.

     The Company expects to use the net proceeds from the Preferred Offering to fund the continued growth of the Company.

     Maple Grove is presently under contract for sale to an independent third party. The contract is subject to normal closing conditions and contingencies and provides for a purchase price of $16,700,000 to be paid by assuming the first mortgage of approximately $12,680,000 and paying the balance in cash at closing. In connection with the pending contract for the sale of Maple
     Grove Apartments, WRI is expected to receive a fee totaling $501,000 upon consummation of the sale.

     No assurance can be given that the Preferred
     Offering or the sale of Maple Grove will be consummated and if consummated, would be on terms described above or otherwise.

     The Company has no other contractual obligations for property acquisition or material capital costs, other than tenant improvements in the ordinary course of business. The Company expects to meet its long-term capital needs through a combination of cash from operations, net cash proceeds from sales, additional borrowings, additional equity issuances of Common or Preferred Shares, and/or partnership Units.

     Cash Flows

     During the six month period ended June 30, 1999, the Company generated $520,011 in cash flows from operating activities and $163,357 from decreased escrowed cash reserves. These cash flows were used primarily for (I) repayments of debt obligations aggregating $465,668; (ii) payment of cash dividends, net of the Company's dividend reinvestment plan $89,824; (iii) investment in unconsolidated subsidiary aggregating $90,000; and (iv) additions to fixed assets $93,380. As a result, the Company's cash balances decreased by $55,504 to $98,397 at June 30, 1999 from $153,901 at December
     31, 1998.

     Funds from Operations

     The Company considers FFO to be helpful to investors as a measure of the financial performance of an equity REIT. In accordance with NAREIT's definition, FFO is defined as net income (loss) computed in accordance with GAAP excluding gains
     (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

     Funds from operations for the six month periods ended June 30, 1999 and June 30, 1998 summarized in the following table.

                                            Six Month      Six Month
                                           Period Ended  Period Ended
                                            June 30,        June 30,
                                             1999             1998
Loss before minority interests              (4,071,006)       (148,181)
Add:  real estate related
 depreciation and amortization                 589,326         270,236
Non recurring expenses:
 Termination of advisory agreement             950,000              --
 Nonrecurring expenses                       2,613,383              --

Funds from operations                           81,703         122,055

Weighted average number of shares:
Basic and diluted(1)                         3,908,437       1,144,793


(1) Assumes exchange of all Units, calculated on a weighted average basis for Common Shares, adjusted to give effect to the Stock Split.

     Year 2000 Compliance

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

     The Company is also requiring that all vendors and, in particular, third party property managers upgrade their systems to be Year 2000 compliant.
     Wellington Realty, Inc., which manages the apartment properties is fully Year 2000 compliant.
     Hoyt Properties, which manages the commercial properties is in the process of acquiring new systems to become Year 2000 compliant.

     Inflation

     Inflation has not generally had a significant impact on the Company during the periods presented because of the relatively low inflation rates in the markets in which the Company's properties operate. Most of the Company's tenants in the residential properties represent short-term leases and most of the Company's tenants in the Commercial properties are contractually obligated to pay their share of operating expenses thereby reducing exposure to increases in such costs resulting from inflation.

     PART II.    OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS
     None

     ITEM 2.     CHANGES IN SECURITIES
     None

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
     None

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF          SECURITY HOLDERS
     None

     ITEM 5.     OTHER INFORMATION
     None

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBIT INDEX

     Financial Data Schedule             EX-27

          REPORTS ON FORM 8-K

     None

     SIGNATURES

     In accordance with the requirements of the Exchange
     Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Wellington Properties Trust

                    By:  \S\ Robert F. Rice
                         Robert F. Rice
                         President

                    By:  \S\ Garret T. Nakama
                         Garret T. Nakama
                         Chief Financial Officer
                         Signing on behalf of the
                         registrant and as principal
                         financial and accounting
                         officer.

 Date:   August 10, 1999