Form 10QSB
period 1999-09-09
WELLINGTON PROPERTIES TRUST
filed 1999-11-15
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10QSB


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

or

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to
________________

Commission File Number: 0-25074


WELLINGTON PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland
(State or other jurisdiction of incorporation)

39-6594066
(I.R.S. Employer Identification Number)

18650 West Corporate Drive, P.O. Box 0919, Brookfield,
Wisconsin   53008-0919
(Address of principal executive offices)

Issuer's telephone number:  262-792-8900
Fax number:  262-792-8930

Check whether the issuer (1) filed all reports
required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such
shorter period that the registrant was required to
file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes  X   No


As of October 31, 1999, 1,372,152 shares of the issuer's common shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (Check
one): Yes      ;No   X
(Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 26 pages.  There is one exhibit.

WELLINGTON PROPERTIES TRUST
TABLE OF CONTENTS







PART I.   Financial Information


Consolidated Balance Sheet -
	September 30, 1999 (unaudited) 		              Page 3

Consolidated Statements of Operations -
	nine months ended September 30, 1999 and
	September 30, 1998 (unaudited)	               	Page 4

Consolidated Statements of Operations -
	three months ended September 30, 1999
	and September 30, 1998 (unaudited)		           Page 5

Consolidated Statement of Cash Flows -
	nine months ended September 30, 1999
	and September 30, 1998 (unaudited)		           Page 6

Notes to Consolidated Financial
	Statements		                                   Page 7

Management's Discussion and Analysis of
	Financial Condition of Operations		            Page 15


PART II.  Other Information

Other Information		                            Page 21

Signatures	                                   	Page 22


Wellington Properties Trust
Consolidated Balance Sheet
September 30, 1999
(Unaudited)



Assets
    Real Estate Property
      Land                                       $	9,009,936
      Building                                   	41,540,143
      Tenant improvements                           		43,809
      Appliances and equipment                     		999,182

                                                		51,593,070
      Accumulated depreciation                  		(2,614,588)

                                                		48,978,482

   Cash                                            		405,709
   Escrowed cash                                   		849,762
   Accounts receivable                              		21,498
   Prepaid expenses                                 		12,384
   Investment in unconsolidated subsidiary          		90,000
   Deferred financing costs, net                   		786,747
   Other assets                                    		289,231
            Total assets                        $	51,433,813

Liabilities and shareholders' equity
Liabilities
    Mortgage loans payable                      $	31,978,999
    Line of credit and other note payable          		575,000
    Accounts payable and accrued
    liabilities                                  		1,767,372
    Related party payable                          		363,286
    Deferred rental revenue                         		37,900
    Tenant security deposits                       		160,911
    Dividends/distributions payable                		726,526
             Total liabilities                  		35,609,994


Minority interests in consolidated
subsidiary                                        	8,147,170

Shareholders' equity
 Common shares - 100,000,000 authorized;
 1,372,152 shares issued and
 outstanding;   par value $0.01                       13,722
 Preferred Stock - 10,000,000 authorized;
 349,800 Class B Junior Cumulative
 Convertible shares issued and
 outstanding; par value $0.01                         3,498
 Additional paid in capital                      13,298,524
 Accumulated deficit                             (5,639,095)
             Total shareholders' equity         		7,676,649

Total liabilities and shareholders' equity     $	51,433,813


The accompanying notes are an integral part of this statement.

Wellington Properties Trust
Consolidated Statements of Operations
(Unaudited)
For the Nine Month Period Ended

                                             Sept 30, 1999   Sept 30, 1998
Revenue:
 Rental revenue and tenant reimbursements   	$	5,213,100    	$2,295,541
 Interest and other                             		45,844         			433
      Total revenue                          		5,258,944   			2,295,974

Expenses:
  Property operating and maintenance        			1,197,808      		407,405
    Real estate taxes and insurance           			915,023     			334,428
    Depreciation and amortization           			1,004,680     			442,161
    Interest expense			                        1,949,674     			952,859
    General and administrative                			506,144     			247,125
    Management fees                           			259,397     			140,017
    Termination of advisory agreement        			 950,000         			--
    Nonrecurring expenses                   			2,613,383         			--
        Total expenses                      			9,396,109   			2,523,995

Loss before minority interests               	(4,137,165)   			(228,021)
Minority interests                             2,593,659         			--

Net Loss                                   	 	(1,543,506)     	(228,021)
Net loss allocated to Preferred Shares            		--           			--
Loss allocated to Common Shares             $	(1,543,506)   $	 (228,021)
Loss per share:  Basic and diluted          $     	(1.14)   $    	(0.20)
Weighted average number of shares:
Basic and diluted                              1,353,976      1,150,138


The accompanying notes are an integral part of these statements.

Wellington Properties Trust
Consolidated Statements of Operations
 (Unaudited)
For the Three Month Period Ended


                                             Sept 30,1999     Sept 30,1998
Revenue:
Rental revenue and tenant reimbursements    	$	1,798,724     	$	779,030
Interest and other                             			15,331          		160
        Total revenue                       			1,814,055     			779,190
Expenses:
    Property operating and maintenance        			375,340     			111,796
    Real estate taxes and insurance           			318,789     			115,138
    Depreciation and amortization             			323,580     			148,281
    Interest expense                          			654,461     			318,931
    General and administrative                			118,665      			99,379
    Management fees                             		89,382	      		65,502
        Total expenses                      			1,880,217     			859,027

Loss before minority interests              	   	(66,162)    	 	(79,837)
Minority interests                           	   (70,434)        		-
Net Loss                                     	 	(136,596)   	  	(79,837)
Net loss allocated to Preferred Shares            			-           			-
Net loss allocated to Common Shares         	 $	(136,596)    	$	(79,837)
Loss per share:  Basic and diluted             $	  (0.10)     	 $	(0.07)

Weighted average number of shares: Basic
and diluted                                   	1,360,360     	1,160,830

The accompanying notes are an integral part of these statements.

Wellington Properties Trust
Consolidated Statements of Cash Flows (Unaudited)
 For the Nine Month Period Ended



                                              Sept 30, 1999   Sept 30, 1998
Cash flows from operating activities:
Net Loss                                      $(4,137,165)    $	(228,021)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization                		 1,004,681       	442,161
   Non recurring costs paid through issuance
      of shares
Changes in assets and liabilities:              3,498,000         		--
Decrease (increase) in accounts receivable and
 prepaid expenses                                  93,730       (106,157)
Increase(decrease) in accounts payable and
 accrued liabilities                             		70,789       		29,157
Increase in related party payable               		367,109      		117,590
Increase (decrease) in tenant security deposits
and deferred rents                             	  (22,935)        		(371)

Net cash provided by operating activities       		874,209       	254,359

Cash flows from investing activities:
Capital expenditures paid                      		(115,267)     		(70,853)
Investment in unconsolidated subsidiary         		(90,000)         		--
Decrease (increase) in escrowed cash             		(5,894)      		21,080
	Net cash flow used in investing activities    		(211,161)     		(49,773)
Cash flows from financing activities:
Proceeds from mortgage loans and note payable   		400,000    		2,750,000
Loan fees                                       		 (1,200)    		(436,285)
Payments on mortgage notes                     		(526,152)   (	2,408,949)
Payments on line of credit                      		(25,000)       		--
Dividends paid                                 		(258,888)    		(193,695)
	Net cash flow used in financing activities    		(411,240)      (288,929)
Net increase (decrease) in cash                 		251,808      		(84,343)
Cash at beginning of period                      	153,901      		113,945
Cash at end of period                          	$	405,709      	$	29,602

Supplemental Data:
Interest paid                                  $1,850,428      $ 912,839
Dividends paid through issuance of
Common Shares                                 $  (153,812)     $   --
Issuance of Common Shares                         153,812          --
Non recurring costs paid through issuance of
  Class B Preferred Shares                     (3,498,000)        --
Issuance of Class B Preferred Shares            3,498,000         --
                                              $   --           $   --

The accompanying notes are an integral part of these statements.

WELLINGTON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

NOTE A - ORGANIZATION
Wellington Properties Trust ("Company") is a real estate investment trust ("REIT") organized in the state of Maryland. The Company was formed on March
15, 1994 to acquire, develop, own, and operate investment real estate. As of September 30, 1999, the Company owned two residential and three commercial properties that contain a total of 376 apartment units and 247,546 commercial rentable square feet. The
Company's interest in the commercial properties is held through Wellington Properties Investments, LP
(the "Operating Partnership"), a Delaware limited partnership formed in 1998. The Company is the general partner of, and as of September 30, 1999, owns an approximately 8.8% interest in the Operating
Partnership. On March 4, 1999, the Company acquired an
8% interest in Highlander Acquisition Company, LLC
("Highlander") which owns a 154 unit apartment community.

NOTE B - BASIS OF PRESENTATION
The consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters, except with respect to the nonrecurring expense discussed below) necessary to fairly present the financial position of the Company as of September 30, 1999, the results of its operations for the nine month periods and three month periods ended September 30, 1999 and 1998, and its cash flows for the nine month periods ended September
30, 1999 and 1998 have been included. During the second quarter of 1999, the Company concluded that costs incurred and deferred in 1998 in connection with the potential acquisition of twenty-eight (28) properties had no future value because such potential acquisitions would not occur. Such costs approximated
$2.6 million and were expensed in the second quarter along with the costs to terminate the advisory agreement of $950,000 (See Note H). The results of operations for such interim periods are not necessarily indicative of the results for a full year.
For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB/Amendment
No. 1 for the year ended December 31, 1998.

WELLINGTON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED
September 30, 1999

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

NOTE D - MORTGAGE NOTES PAYABLE AND OTHER FINANCING

Maple Grove

The mortgage payable with respect to Maple Grove is collateralized by Maple Grove and an assignment of rents and had a principal balance as of September 30, 1999 of $12,650,174. The interest rate is fixed at 8.095% per annum. Payments are due in monthly installments of principal and interest of $95,517 with a final balloon payment due June 1, 2004. (See Note
I).

Lake Pointe

As of September 30, 1999, the Company was liable on a mortgage note payable of $2,717,485. The note requires monthly payments of $19,417 including interest at 7.6% per annum. The mortgage is due March 2008 and is secured by Lake Pointe and an assignment of rents.

Thresher Square East

The financing consists of Commercial Development
Revenue Refunding Bonds - Series 1996A issued by the
City of Minneapolis, Minnesota; interest payable semi-annually at variable rates ranging from 5.25% to 7.25% per annum; principal payable annually on or before May
1 in amounts ranging from $140,000 to $395,000 with a final payment due May 1, 2015; collateralized by a letter of credit, the Thresher Square East Office
Complex, equipment and an assignment of rents. As of September 30, 1999 the principal balance was $3,955,000.

WELLINGTON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED
September 30, 1999

Thresher Square West

The financing consists of Commercial Development
Revenue Refunding Bonds - dated October 1, 1992 issued by the City of Minneapolis, Minnesota; interest payable semi-annually at variable rates ranging from 6.50% to 7.60% per annum; principal payable annually on or before June 1 in amounts ranging from $170,000 to $375,000 with a final payment due June 1, 2010;
collateralized by a letter of credit, the Thresher
Square West Office Complex and an assignment of rents and security agreement. As of September 30, 1999 the principal balance was $2,965,000.

Cold Springs

The financing consists of a note payable to Bremer
Bank, N.A. in monthly installments of $51,518 including interest at a variable rate (effective rate of 9.25% per annum at September 30, 1999) with a final balloon payment due on October 1, 2000; and collateralized by the Cold Springs Office Complex and fixtures. As of September 30, 1999 the principal balance was $5,504,853.

Additionally there is a note payable to Bremer
Business Financial Corp., interest payments due monthly at a variable interest rate (effective rate of 11.25% per annum at September 30, 1999) with principal balance due on September 30, 2000; and collateralized by the Cold Springs Office Complex and fixtures. As of September 30, 1999 the principal balance was $1,875,000.

Nicollet VI

The financing consists of a mortgage note payable to GMAC Commercial Mortgage Corporation in monthly installments of $15,635 including interest of 7.00% per annum; final balloon payment due February 1, 2008;
and collateralized by the Nicollet Business Campus VI
Complex and an assignment of rents and security agreement. As of September 30, 1999 the principal balance was $2,311,414.

Line of Credit

During 1998, the Company obtained a line of credit for $300,000 with Milwaukee Western Bank. Payments of
$5,000 of principal plus interest are due monthly with the final principal payment due on September 30, 1999.
The interest rate is at 0.5% above the bank's reference rate (effective rate at September 30, 1999 of 8.75%). At September 30, 1999, the outstanding balance was $175,000. The line of credit is collateralized by the guarantee of Wellington
Management Corporation ("WMC").

Note Payable

As of September 30, 1999, the buyer under contract for the pending sale of the Maple Grove property had advanced the Company $400,000 of the cash purchase price in exchange for a promissory note bearing interest at the rate of 10.0% per annum. (See Note
I).

WELLINGTON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED
September 30, 1999

NOTE E - EQUITY

During 1998 and 1999, the Company entered into agreements with American Real Estate Equities, LLC
("AREE") and WMC. Pursuant to the agreements the Company entered into transactions with AREE and WMC related to issuance of warrants, issuance of Common
Shares and Preferred Shares and contribution agreements for various properties.

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

On August 12, 1999, the Company issued 349,800 Class B
Junior Cumulative Convertible Preferred Shares ("Class
B Preferred Shares"). The Class B Preferred Shares bear the same rights, terms and preferences as the Class A Preferred Shares (defined below), but rank junior as to payment of dividends and distributions upon liquidation. (See Notes H and I).

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

On March 30, 1999, the Board of Trustees declared a cash distribution of $0.11 per share totaling approximately $148,679 to shareholders of record as of March 31, 1999. Such distribution was paid by the Company on August 23, 1999. The Operating Partnership simultaneously declared a $0.11 per unit cash distribution to holders of Units. Such distribution totals $133,550. (See Note H).

On July 15, 1999, the Board of Trustees declared a cash distribution of $0.11 per share totaling approximately $148,679 to shareholders of record as of June 30, 1999. Such distribution was paid by the Company on August 24, 1999. The Operating Partnership simultaneously declared a $0.11 per unit cash distribution to holders of Units. Such distribution totals $133,550. (See Note H).

WELLINGTON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED
September 30, 1999

On September 30, 1999, the Board of Trustees declared a cash distribution of $0.11 per share totaling approximately $150,937 to shareholders of record as of September 30, 1999. Such distribution was paid by the Company on October 15, 1999. The Operating
Partnership simultaneously declared a $0.11 per unit cash distribution to holders of Units. Such distribution totals $133,550. (See Note H).

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

NOTE H - RELATED PARTY TRANSACTIONS

Reimbursement of Certain Expenses by Related Parties

During 1998 and through June 30, 1999, the Operating
Partnership was in negotiations with AREE regarding the reimbursement by the Operating Partnership to AREE of certain expenses incurred by AREE in the potential acquisition of properties and certain administrative expenses.

In connection with the negotiations during 1998 by the Company of the contribution agreement between AREE and the Operating Partnership, a $240,000 advance was paid to WMC by AREE for the benefit of the Operating
Partnership. As of December 31, 1998, this amount was reflected as an advance to related party in accompanying financial statements, with a related liability recorded due to AREE. Under the terms of the contribution agreement, the advance was to be repaid to AREE in the event certain transactions closed before December 31, 1998. Due to the uncertainty of the collectibility of this advance, the entire amount was reserved as uncollectible as of December 31, 1998 and in connection with the agreement discussed below, has been written off as of June 30, 1999. Of the thirty-one properties to be acquired, three properties were acquired as of June 30, 1999. Further, in connection with the agreements discussed below, WMC retained cash received totaling $550,000 as partial consideration for termination of the advisory agreement.

Management Fees

The Company has entered into Property Management
Agreements with WMC Realty, Inc. ("WRI"), a wholly-owned subsidiary of WMC, an affiliate of the Company in which Arnold Leas (Chairman of the Board of Trustees) is President and Chief Executive Officer, and Hoyt Properties Inc. ("Hoyt"), an entity controlled by Steve Hoyt (a trustee of the Company) to serve as Property Managers of properties owned by the Company. The Property Managers manage the day to day

WELLINGTON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED
September 30, 1999

operations of properties owned by the Company and receive a management fee for this service. Management fees for the period January 1, 1999 through September
30, 1999 totaled $145,007 to Hoyt
and $114,390 to WRI. Management fees for the period
January 1, 1998 through September 30, 1998 totaled $0
to Hoyt (management agreement commenced November 1998) and $140,017 to WRI.

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

Termination of Advisory Agreement

In connection with the purchase of properties by the
Operating Partnership, the Company terminated the
advisory agreement with WMC on November 20, 1998.  The
termination fee, payable to WMC, was estimated at $1.6
million and was to be determined by taking 1% of the
first $150,000,000 of the aggregate gross purchase
price for properties acquired by the Operating
Partnership plus 0.25% of the aggregate gross purchase
price for properties acquired in excess of
$150,000,000.   See agreements as of June 30, 1999
discussed below.

Agreements:  June 30, 1999

In the second quarter of 1999, due principally to the fact that the Operating Partnership was able to acquire only three properties since November 1998, the Company entered into discussions with AREE and WMC.
As a result of these discussions during 1999:

- Recipients of 838,372 Units, received in the November 1998 acquisitions as described in Note C, returned such Units to the Company for cancellation.

WELLINGTON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED
September 30, 1999

- AREE returned the warrant covering 791,667 Common
Shares to the Company.  Further, the Company issued
254,800 Class B Preferred Shares to AREE as consideration for an aggregate of $2,548,000 representing advances to the Company for working capital purposes and costs incurred in connection with the 1998 Transactions. Of the total Class B Preferred
Shares issued to AREE, 135,600 are redeemable by the Company for $1 if certain conditions are not met prior to June 30, 2002.

- As consideration for the termination of the advisory agreement between the Company and WMC, WMC returned the warrant covering 791,667 Common Shares to the Company, the Company issued 95,000 Class B
Preferred Shares to WMC and WMC retained cash payments of $550,000 received during 1998.

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

NOTE I - SUBSEQUENT EVENTS

On October 28, 1999, the Company filed a Registration
Statement under the Securities Act of 1933 on Form SB-
2 and consummated the sale of 700,000 Class A
Cumulative Convertible Preferred Shares ("Class A
Preferred Shares") to the public ("Preferred
Offering"). The Class A Preferred Shares bear a liquidation value of $10.00 per share and accrue a dividend equal to $0.475 per share, with such dividend payable every six months. The Class A Preferred
Shares are convertible into the number of Common
Shares equal to the quotient obtained by dividing (1)
$10.00 plus any dividends then accrued but unpaid on the Class A Preferred Shares, by (2) $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares. The Company has the right to redeem the Class A Preferred Shares, under certain circumstances, after the two year anniversary date of the initial closing of the Preferred Offering.

The Registration Statement further provides for the underwriters' representative to receive a warrant to purchase 35,500 Class A Preferred Shares and for a 45-day option to purchase 105,000 additional Class A
Preferred Shares solely to cover any overallotments.

The Company expects to use the net proceeds from the Preferred Offering to fund the continued growth of the Company.

WELLINGTON PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
CONTINUED
September 30, 1999

Maple Grove is presently under contract for sale to an independent third party. The contract is subject to normal closing conditions and contingencies and provides for a purchase price of $16,700,000 to be paid by assuming the first mortgage of approximately
$12,650,000 and paying the balance in cash at closing. As of September 30, 1999, the buyer had advanced the Company $400,000 of the cash purchase price in exchange for a promissory note bearing interest at a rate of 10.0% per annum.

No assurance can be given that the sale of Maple Grove will be consummated and if consummated, would be on terms described above or otherwise.

WELLINGTON PROPERTIES TRUST

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION OF OPERATIONS

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. This Form 10-QSB contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, changes in monetary and fiscal policies of the U.S.
government, including policies of the U.S. Treasury and the Federal Reserve Board, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied spaced upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the Company's acquisitions, potential liability under environmental or other laws and regulations, the failure of the Company to manage its growth effectively and the other risks identified in the Company's Annual Report on Form 10-KSB/Amendment No. 1 for the year ended
December 31, 1998.

Overview

Wellington Properties Trust is a real estate investment trust. As of September 30, 1999, the Company owned a portfolio of two residential and three commercial properties. The residential properties are located in Wisconsin and contain an aggregate of 376 units. The commercial properties are located in Minnesota and contain an aggregate of 247,546 square feet. The Company's interest in the commercial properties is held through Wellington Properties
Investments, LP (the "Operating Partnership").  The
Company is the sole general partner of the Operating
Partnership and, as of September 30, 1999, the Company held a 8.8% interest in the Operating Partnership.

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

The Company accounted for the 1998 Acquisition
Properties under purchase accounting requirements;
therefore, the operating results of the Company for the nine month and three month periods ended September
30, 1999 are not directly comparable to 1998.

Results of Operations

Comparison of the Nine Month Period Ended September
30, 1999 and 1998: Rental revenue increased by approximately $2,917,559 or 127% for the nine month period ended September 30, 1999 compared to the nine month period ended September 30, 1998. The increased revenue was primarily a result of the Company's consummation of the 1998 Acquisition Properties.
Interest and other income increased by $45,411 during these same periods, primarily due to interest earned on escrowed funds relating to the 1998 Acquisition
Properties.

Total expenses increased from $2,523,995 for the nine month period ended September 30, 1998 to $9,396,109 for the nine month period ended September 30, 1999, an increase of $6,872,114 or 171% of which $3,563,383 represents non-recurring charges related to the termination of the advisory agreement and write off of deferred costs associated with 1998 expected acquisitions. The remaining $3,308,732 was attributable to increased property expenses of $1,370,998, increased management fees of $119,380, increased depreciation and amortization of $562,519, increased interest expense of $996,815, and increased general and administrative expenses of $259,019, primarily as a result of the 1998 Transactions.

Depreciation and amortization increased from $442,161 for the nine month period ended September 30, 1998 to $1,004,680 for the comparable period in 1999, an increase of 127%, primarily as a result of the Company's consummation of the 1998 Acquisition
Properties. Interest expense increased from $952,859 for the nine month period ended September 30, 1998 to $1,949,674 for the comparable period in 1999, an increase of 105%, primarily as a result of additional borrowings associated with the 1998 Acquisition
Properties.

General and administrative expenses increased from $247,125 for the nine month period ended September 30, 1998 to $506,144 for the comparable period in 1999, an increase of 105%. In November 1998, the Company converted from an externally advised REIT to a self-administered REIT and commenced administrative operations and, as a result incurred payroll expenses of $195,000 for the nine month period ended September
30, 1999 not incurred in the previous comparable period.

As a result of the above, net loss before minority interests increased from ($228,021) for the nine month period ended September 30, 1998 to a loss of ($4,137,165) for the nine month period ended September
30, 1999. Net loss allocated to Common Shares increased from ($228,021) for the nine month period ended September 30, 1998 to ($1,406,913) for the nine month period ended September 30, 1999 attributable primarily to the existence of minority interests resulting from the new structure of the Company following the 1998 Transactions, as well as the factors described above.

Comparison of the Three Month Period Ended September
30, 1999 and 1998: Rental revenue increased by approximately $1,019,694 or 131% for the three month period ended September 30, 1999 compared to the three month period ended September 30, 1998. The increased revenue was primarily a result of the Company's consummation of the 1998 Acquisition Properties.
Interest and other income increased by $15,171 during these same periods, primarily due to interest earned on escrowed funds relating to the 1998 Acquisition
Properties.

Total expenses increased from $859,027 for the three month period ended September 30, 1998 to $1,880,217 for the three month period ended September 30, 1999, an increase of $1,021,190 or 119% of which was attributable to increased property expenses of $467,195, increased management fees of $23,880, increased depreciation and amortization of $175,299, increased interest expense of $335,530, and increased general and administrative expenses of $19,286, primarily as a result of the 1998 Transactions.

Depreciation and amortization increased from $148,281 for the three month period ended September 30, 1998 to $323,580 for the comparable period in 1999, an increase of 118%, as a result of the Company's consummation of the 1998 Acquisition Properties.
Interest expense increased from $318,931 for the three month period ended September 30, 1998 to $654,461 for the comparable period in 1999, an increase of 105%, primarily as a result of additional borrowings associated with the 1998 Acquisition Properties.

General and administrative expenses increased from $99,379 for the three month period ended September 30, 1998 to $118,665 for the comparable period in 1999, an increase of 19%. In November 1998, the Company converted from an externally advised REIT to a self-administered REIT and commenced administrative operations and, as a result incurred payroll expenses of $45,000 for the three month period ended September
30, 1999 not incurred in the previous comparable period.

As a result of the above, net loss before minority interests increased from ($79,837) for the three month period ended September 30, 1998 to a loss of ($66,162) for the three month period ended September 30, 1999.
Net loss allocated to Common Shares increased from ($79,837) for the three month period ended September
30, 1998 to ($136,596) for the three month period ended September 30, 1999 attributable primarily to the existence of minority interests resulting from the new structure of the Company following the 1998
Transactions, as well as the factors described above.

Liquidity and Capital Resources

Short Term and Long Term Liquidity

Cash provided by operations and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders.

On October 28, 1999, the Company filed a Registration
Statement under the Securities Act of 1933 on Form SB-
2 and consummated the sale of 700,000 Class A
Cumulative Convertible Preferred Shares ("Class A
Preferred Shares") to the public ("Preferred
Offering"). The Class A Preferred Shares bear a liquidation value of $10.00 per share and accrue a dividend equal to $0.475 per share, with such dividend payable every six months. The Class A Preferred
Shares are convertible into the number of Common
Shares equal to the quotient obtained by dividing (1)
$10.00 plus any dividends then accrued but unpaid on the Class A Preferred Shares, by (2) $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares. The Company has the right to redeem the Class A Preferred Shares, under certain circumstances, after the two year anniversary date of the initial closing of the Preferred Offering.

The Registration Statement further provides for the underwriters' representative to receive a warrant to purchase 35,500 Class A Preferred Shares and for a 45-day option to purchase 105,000 additional Class A
Preferred Shares solely to cover any overallotments.

The Company expects to use the net proceeds from the Preferred Offering to fund the continued growth of the Company.

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

On March 30, 1999, the Board of Trustees declared a cash distribution of $0.11 per share totaling approximately $148,679 to shareholders of record as of March 31, 1999. Such distribution was paid by the Company on August 23, 1999. The Operating Partnership simultaneously declared a $0.11 per unit cash distribution to holders of Units. Such distributions total approximately $133,550.

On July 15, 1999, the Board of trustees declared a cash distribution of $0.11 per share totaling approximately $148,679 to shareholders of record as of June 30, 1999. Such distribution was paid by the Company on August 24, 1999. The Operating Partnership simultaneously declared a $0.11 per unit cash distribution to holders of Units. Such distributions total approximately $133,550.

On September 30, 1999, the Board of Trustees declared a cash distribution of $0.11 per share totaling approximately $150,937 to shareholders of record as of September 30, 1999. Such distribution was paid by the Company on October 15, 1999. The Operating
Partnership simultaneously declared a $0.11 per unit cash distribution to holders of Units. Such distribution totals $133,550.

In the second quarter of 1999, due principally to the fact that the Operating Partnership was able to acquire only three properties since November 1998, the Company entered into discussions with AREE and WMC.
As a result of these discussions during 1999:

- AREE and WMC returned the warrants, each covering
791,667 shares, to the Company.

- Recipients of 838,372 Units, received in connection with the November 1998 Transactions, returned such Units to the Company for cancellation.

- The Company issued 254,800 Class B Junior
Cumulative Convertible Preferred Shares ("Class B
Preferred Shares") to AREE as consideration for an aggregate of $2,548,000 representing advances to the Company for working capital purposes and costs incurred in connection with the 1998 Transactions.
The Class B Preferred Shares bear the same rights, terms and preferences as the Class A Preferred Shares
(defined below), but rank junior as to payment of dividends and distributions upon liquidations. Of the total Class B Preferred Shares issued to AREE, 135,600 are redeemable by the Company for $1 if certain conditions are not met prior to June 30, 2002.

- As consideration for the Termination of the Advisory Agreement between the Company and WMC, the Company issued 95,000 Class B Preferred Shares to WMC and WMC retained cash payments of $550,000 received during 1998.

Maple Grove is presently under contract for sale to an independent third party. The contract is subject to normal closing conditions and contingencies and provides for a purchase price of $16,700,000 to be paid by assuming the first mortgage of approximately
$12,650,000 and paying the balance in cash at closing.
In connection with the pending contract for the sale of Maple Grove Apartments, WRI is expected to receive a fee totaling $501,000 upon consummation of the sale.
As of September 30, 1999, the buyer had advanced the Company $400,000 of the cash purchase price in exchange for a promissory note bearing interest at a rate of 10.0% per annum.

No assurance can be given that the sale of Maple Grove will be consummated and if consummated, would be on terms described above or otherwise.

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

Cash Flows

During the nine month period ended September 30, 1999, the Company generated $874,209 in cash flows from operating activities and $400,000 from proceeds of a note payable. These cash flows were used primarily for (i) repayments of debt obligations aggregating $551,152 (ii) payment of cash dividends, net of the Company's dividend reinvestment plan
$258,888; (iii) investment in unconsolidated subsidiary aggregating $90,000; and (iv) additions to fixed assets $115,267. As a result, the Company's cash balances increased by $251,808 to $405,709 at September 30, 1999 from $153,901 at December 31, 1998.

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

Funds from operations for the nine month periods ended September 30, 1999 and September 30, 1998 summarized in the following table.

                                         Nine Month        Nine Month
                                        Period Ended      Period Ended
                                        Sept 30,1999      Sept 30, 1998

Loss before minority interests         	$	(4,137,165)    	$	(228,021)
Add:  real estate related depreciation
    and amortization                      			883,987      			405,764
Non recurring expenses:
      Termination of advisory agreement   			950,000         			-
      Nonrecurring expenses             			2,613,383           	-

Funds from operations                     	$	310,205      	$	177,743
Weighted average number of shares: Basic
and diluted (1)                           	3,629,154      	1,150,138

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES

On October 28, 1999, the Company filed a Registration
Statement under the Securities Act of 1933 on Form SB-
2 and consummated the sale of 700,000 Class A
Cumulative Convertible Preferred Shares ("Class A
Preferred Shares") to the public ("Preferred
Offering"). The Class A Preferred Shares bear a liquidation value of $10.00 per share and accrue a dividend equal to $0.475 per share, with such dividend payable every six months. The Class A Preferred
Shares are convertible into the number of Common
Shares equal to the quotient obtained by dividing (1)
$10.00 plus any dividends then accrued but unpaid on the Class A Preferred Shares, by (2) $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares. The Company has the right to redeem the Class A Preferred Shares, under certain circumstances, after the two year anniversary date of the initial closing of the Preferred Offering.

The Registration Statement further provides for the underwriters' representative to receive a warrant to purchase 35,500 Class A Preferred Shares and for a 45-day option to purchase 105,000 additional Class A
Preferred Shares solely to cover any overallotments.

On August 12, 1999, the Company issued 349,800 Class
B Junior Cumulative Convertible Preferred Shares
("Class B Preferred Shares"). The Class B Preferred
Shares bear the same rights, terms and preferences as the Class A Preferred Shares, but rank junior as to payment of dividends and distributions upon liquidation.

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


Date:   November 15, 1999