Form 10QSB/A
period 1999-09-30
WELLINGTON PROPERTIES TRUST
filed 1999-11-16
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10QSBA/No. 1


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
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

Changes in Securities and Use of Proceeds      Page 21

Exhibits and Reports on Form 8-K               Page 21

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

NOTE I - SUBSEQUENT EVENTS

On October 28, 1999, the Company completed its public offering of the sale of 700,000 Class A
Cumulative Convertible Preferred Shares ("Class A
Preferred Shares") to the public ("Preferred
Offering"). The Class A Preferred Shares bear a liquidation preference of $10.00 per share and accrue a preferred dividend equal to $0.475 per share, with such dividend payable every six months. The Class A Preferred
Shares are convertible into the number of Common
Shares equal to the quotient obtained by dividing (1)
$10.00 plus any dividends then accrued but unpaid on the Class A Preferred Shares, by (2) $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares. The Company has the right to redeem the Class A Preferred Shares, under certain circumstances, after the two year anniversary date of the initial closing of the Preferred Offering.

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

WELLINGTON PROPERTIES TRUST

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION OF OPERATIONS

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. This Form 10-QSB contains forward-looking statements intended to qualify for the safe harbor from liability under the Private Securities
Litigation Reform Act of 1995. Such forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, changes in monetary and fiscal policies of the U.S.
government, including policies of the U.S. Treasury and the Federal Reserve Board, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied spaced upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the Company's acquisitions, potential liability under environmental or other laws and regulations, the failure of the Company to manage its growth effectively and the other risks identified in the Company's Annual Report on Form 10-KSB/Amendment No. 1 for the year ended
December 31, 1998.

Overview

Wellington Properties Trust is a real estate investment trust. As of September 30, 1999, the Company owned a portfolio of two residential and three commercial properties. The residential properties are located in Wisconsin and contain an aggregate of 376 units. The commercial properties are located in Minnesota and contain an aggregate of 247,546 square feet. The Company's interest in the commercial properties is held through Wellington Properties
Investments, LP (the "Operating Partnership").  The
Company is the sole general partner of the Operating
Partnership and, as of September 30, 1999, the Company held an 8.8% interest in the Operating Partnership.

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

On October 28, 1999, the Company completed its public offering of the sale of 700,000 Class A
Cumulative Convertible Preferred Shares ("Class A
Preferred Shares") to the public ("Preferred
Offering"). The Class A Preferred Shares bear a liquidation preference of $10.00 per share and accrue a preferred dividend equal to $0.475 per share, with such dividend payable every six months. The Class A Preferred
Shares are convertible into the number of Common
Shares equal to the quotient obtained by dividing (1)
$10.00 plus any dividends then accrued but unpaid on the Class A Preferred Shares, by (2) $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares. The Company has the right to redeem the Class A Preferred Shares, under certain circumstances, after the two year anniversary date of the initial closing of the Preferred Offering.

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

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 28, 1999, the Company completed its public offering of 700,000 Class A
Cumulative Convertible Preferred Shares ("Class A
Preferred Shares") to the public ("Preferred
Offering"). The Class A Preferred Shares bear a liquidation preference of $10.00 per share and accrue a preferred dividend equal to $0.475 per share, with such dividend payable every six months. The Class A Preferred
Shares are convertible into the number of Common
Shares equal to the quotient obtained by dividing (1)
$10.00 plus any dividends then accrued but unpaid on the Class A Preferred Shares, by (2) $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares. The Company has the right to redeem the Class A Preferred Shares, under certain circumstances, after the two year anniversary date of the initial closing of the Preferred Offering.

The Registration Statement further provides for the underwriters' representative to receive a warrant to purchase 35,500 Class A Preferred Shares and for a 45-day option to purchase 105,000 additional Class A
Preferred Shares solely to cover any overallotments.

On August 12, 1999, the Company issued 349,800 Class
B Junior Cumulative Convertible Preferred Shares
("Class B Preferred Shares"). Of the total, the Company issued 254,800 Class B Preferred Shares to AREE as consideration for an aggregate of $2,548,000 representing advances to the Company for working capital purposes and costs incurred in connection with the 1998 Transactions. The Company issued the balance of 95,000 Class B Preferred Shares to WMC as consideration for $950,000 representing partial consideration for the termination of the advisory agreement between the Company and WMC. The Class B Preferred
Shares bear the same rights, terms and preferences as the Class A Preferred Shares, but rank junior as to payment of dividends and distributions upon liquidation. The issuance of the Class B Preferred Shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

	EXHIBITS

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