Form 10KSB
period 1999-12-31
STONEHAVEN REALTY TRUST
filed 2000-03-29
CIK 928953

--------------------------------------------------------------------------------

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

--------------------------------------------------------------------------------

                         Commission File Number: 0-25074

                             STONEHAVEN REALTY TRUST
             (Exact name of registrant as specified in its charter)

              Maryland                                       39-6594066
(State or other jurisdiction of incorporation)            (I.R.S. Employer
                                                       Identification Number)

2550 University West, Suite 240, St. Paul, Minnesota           55114
      (Address of principal executive offices)               (zip code)

    Issuer's telephone number: 651-917-5536     Fax number: 651-645-0615

                           Wellington Properties Trust
              18650 W. Corporate Drive, Brookfield, Wisconsin 53045
                            (Former name and address)

           Securities registered under Section 12(b) of the Act: None

            Securities registered under to Section 12(g) of the Act:
                         Common Shares, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $6,896,557

At March 1, 2000, the Registrant had 4,758,540 Common Shares, $0.01 par value, 736,712 Class A Cumulative Convertible Preferred Shares and 95,000 Class B Junior Cumulative Convertible Preferred Shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,663,837 based on the closing prices of $4.375 for its Common Shares and $12.00 for its Class A Cumulative Convertible Preferred Shares on the American Stock Exchange on March 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ; No X (Added by Exch Act Rel No. 31905, eff 4/26/93.)

                             STONEHAVEN REALTY TRUST
                                1999 FORM 10-KSB
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I
Item 1             Description of Business                                                             4
Item 2             Description of Property                                                             8
Item 3             Legal Proceedings                                                                   9
Item 4             Submission of Matters to a Vote of Securities Holders                               9

PART II
Item 5             Market for Common Equity and Related Shareholder Matters                            9
Item 6             Management's Discussion and Analysis or Plan of Operation                           11
Item 7             Financial Statements                                                                17
Item 8             Changes In and Disagreements with Accountants on Accounting and
                      Financial Disclosure                                                             17

PART III
Item 9             Trustees, Executive Officers, Promoters and Control Persons, Compliance
                      with Section 16(a) of the Exchange Act                                           18
Item 10            Executive Compensation                                                              21
Item 11            Security Ownership of Certain Beneficial Owners and Management                      24
Item 12            Certain Relationships and Related Transactions                                      26
Item 13            Exhibits and Reports on Form 8-K                                                    29

SIGNATURES                                                                                             31

                           FORWARD- LOOKING STATEMENTS

This Form 10-KSB contains "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about management's beliefs and expectations, are forward-looking statements. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual performance, events or results may differ materially from such forward-looking statements. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Important facts that may affect these forward-looking statements include, but are not limited to: the Company's ability to borrow on favorable terms; general economic and business conditions, which will affect, among other things, demand for real estate properties, availability and creditworthiness of tenants, lease rents and the availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate acquisition and development; governmental actions and initiatives; environment requirements; and other risks identified in this filing or other reports of the Company filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Stonehaven Realty Trust (formerly, Wellington Properties Trust) (the "Company") is a self-administered real estate investment trust ("REIT") formed on March 15, 1994 under Maryland law. In November 1998, the Company became an umbrella partnership REIT and formed an operating partnership, Wellington Properties Investments, L.P.(the "Operating Partnership"), of which the Company is the sole general partner. Through the Operating Partnership and wholly owned subsidiaries, the Company acquires, develops, owns and operates investment properties.

As of December 31, 1999, the Operating Partnership or wholly owned subsidiaries of the Company own four properties:

     -    a 119,722 square-foot office building in Minneapolis, Minnesota;

     -    a 77,533 square-foot office building in St. Cloud, Minnesota;

     - a 50,291 square-foot light industrial facility in Burnsville, Minnesota; and

     -    a 72-unit apartment community in Schofield, Wisconsin.

Management believes that the Company is organized and operates in a manner that satisfies the requirements for taxation as a REIT under the Internal Revenue Code of 1986, as amended and expects to continue to operate in such a manner. Under such provisions, the Company must distribute at least 95% of its taxable income to its shareholders and meet certain other organizational, asset and income tests. As a REIT, the Company generally is not subject to federal income tax on taxable income that is distributed to the Company's shareholders.

SIGNIFICANT 1999 DEVELOPMENTS

On November 16, 1999, the Company disposed of Maple Grove Apartments, a 304 unit apartment community in Madison, Wisconsin. Sale consideration totaled $16,700,000, which included the assumption of approximately $12,630,000 of mortgage indebtedness.

 On October 28, 1999, the Company issued 700,000 Class A Cumulative Convertible Preferred Shares ("Class A Preferred Shares") to the public ("Preferred Offering"). Each of the Class A Preferred Shares is entitled, at all meetings of shareholders, to 3.448 votes, the number of Common Shares ($0.01 par value) into which they are convertible, subject to adjustment for stock splits and similar events. The Class A Preferred Shares are entitled to vote as a class on certain matters that affect their respective rights. The Class A Preferred Shares bear a liquidation value of $10.00 per share and accrue a dividend equal to $0.475 per share, with such dividend payable every six months. The Class A Preferred Shares are convertible into the number of Common Shares equal to the quotient obtained by dividing (1) $10.00 plus any dividends then accrued but unpaid on the Class A Preferred Shares, by (2) $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares. The Company has the right to redeem the Class A Preferred Shares, under certain circumstances, after the two-year anniversary date of the initial closing of the Preferred Offering. On December 16, 1999, in connection with a 45-day option to purchase additional Class A Preferred Shares solely to cover any overallotments of the Preferred Offering, the Company issued 85,037 additional Class A Preferred Shares. Proceeds from these sales of Class A Preferred Shares, net of underwriters' discount and total offering expenses, were $6,761,303.

In the second quarter of 1999, due principally to the fact that the Operating Partnership acquired only three properties since November 1998, the Company entered into discussions with American Real Estate Equities, LLC ("AREE") and Wellington Management Company ("WMC"). The Company's Chief Executive Officer and two members of the Company's Board of Trustees are principal members of AREE or related entities thereof. The Chairman of the Board of Trustees of the Company is the President and Chief Executive Officer of WMC and holds an aggregate 41.8% direct and indirect interest in WMC. As a result of these discussions, the following occurred during 1999:

     - Recipients of 838,372 limited partnership units ("Units) in the Operating Partnership, received in the November 1998 acquisitions, returned such Units to the Company for cancellation.

     - AREE returned the warrant covering 791,667 Common Shares to the Company. Further, the Company issued 254,800 Class B Junior Cumulative Convertible Preferred Shares ("Class B Preferred Shares") to AREE as consideration for payment of advances to the Company for working capital purposes, costs incurred in connection with the Company's 1998 commercial acquisitions and payments for abandoned project pursuit costs.

     - As consideration for the termination of an advisory agreement between the Company and WMC, WMC returned the warrant covering 791,667 Common Shares to the Company, the Company issued 95,000 Class B Preferred Shares to WMC and WMC retained cash payments of $550,000 received during 1998.

The Class B Preferred Shares bear the same rights, terms and preferences as the Class A Preferred Shares, but rank junior as to payment of dividends and distributions upon liquidation. The Class B Preferred Shares were issued for a value of $10.00 per share. The Class B Preferred Shares are entitled to vote as a class on certain matters that affect their respective rights.

SUBSEQUENT EVENTS

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 Units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by AREE into 808,482 Common Shares.

On February 24, 2000, the Company acquired NETLink International, Inc., ("Netlink") a privately held Internet consulting and web development company, in exchange for 914,286 Common Shares (valued at $4.375 per share or an aggregate of $4.0 million). Further by agreement, the Company set aside a pool of options as to 200,000 Common Shares for future award to employees of Netlink. In connection with the acquisition, the Chief Executive Officer of Netlink was appointed President of the Company and will become a member of the Board of Trustees of the Company upon the earlier of the Company's next Annual Meeting of Shareholders or should a vacancy arise among the current Board of Trustees of the Company; the Chief Financial Officer of Netlink, was appointed Chief Financial Officer of the Company; and the employment contract of the Chief Executive Officer was required to be extended to be co-terminous with that of the President.

Effective February 24, 2000, the employment contract of the President provides for an annual base salary of $120,000 and bonus at the discretion of the Compensation Committee for a two year period. In addition, the Company issued to the President options as to 1.0 million Common Shares at a price of $5.375 per share. The options are exercisable as to 500,000 shares immediately, with options as to 62,500 shares exercisable quarterly, commencing May 24, 2000. The employment contract of the Chief Executive Officer provides for an annual base salary of $80,000 and bonus at the discretion of the Compensation Committee for a two year period. In addition, the Company issued to the Chief Executive Officer options as to 666,667 Common Shares at a price of $6.375 per share. The options are exercisable as to 333,333 shares immediately, with options as to 41,666.75 shares exercisable quarterly, commencing May 24, 2000.

On February 29, 2000, the Company, through the Operating Partnership, acquired three commercial real estate properties located in suburban Minneapolis, Minnesota from Plymouth Partners II, of which a Trustee of the Company is a principal, for a total price of $6,716,060. The purchase price was funded through the issuance of an aggregate of 181,629 Units in the Operating Partnership (valued at $4.375 per Unit, or an aggregate value of $794,627), the assumption of certain third-party debt totaling $4,449,505 secured by such properties and the balance paid in cash.

COMPETITION

The real estate market is highly competitive. Numerous properties compete for tenants with the Company's properties, and some competitors are building additional properties in the markets in which the Company holds properties. Some of these competing properties may be newer or have more desirable locations than the Company's properties. If the market does not absorb newly constructed space, market vacancies will increase and market rents may decline. As a result, the Company may have difficulty leasing space within its properties and may be forced to lower rents on leases to compete effectively.

The Company also competes for the purchase of property with many entities, including other publicly traded REITs. Many competitors have substantially greater financial resources than the Company. In addition, certain competitors may be willing to accept lower returns on their investments. If competitors prevent the Company from buying properties that may be targeted for acquisition, the Company may not be able to meet its property acquisition and development goals.

MAJOR TENANTS

During 1999, 13.30% of the Company's rental revenue was earned from one major tenant. During 1998, no tenant represented 10.00% or more of total rental revenue.

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local environmental laws. These laws can impose liability on property owners or operators for the costs of removal or remediation of certain hazardous substances released on a property, even if the property owner was not responsible for the release of the hazardous substances. The presence of hazardous substances on properties of the Company may adversely affect occupancy and the Company's ability to sell or borrow against those properties. In addition to the costs of government claims under environmental laws, private plaintiffs may bring claims for personal injury or similar reasons. Various laws also impose liability for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Any entity that arranges for the disposal or treatment of hazardous substances at such a facility is potentially liable under such laws. These laws often impose liability whether or not the facility is or ever was owned or operated by such person. To date, the impact of these laws has not been materially adverse to the operations of the Company.

EMPLOYEES

On December 31, 1999 the Company had 2 employees.

ITEM 2.   DESCRIPTION OF PROPERTY

     At December 31, 1999 the Company owned interests in the properties described below.

                                                                                      TENANTS LEASING
                                                                                            10%
                                                                                         OR MORE OF
                                                                                          RENTABLE
                                                           RENTABLE       TOTAL        SQ. FT. AS OF
                           YEAR BUILT/   % LEASED AS OF     SQUARE        RENTAL      12/31/99 & LEASE
    PROPERTY LOCATION       RENOVATED       12/31/99       FEET (1)    REVENUE (2)    EXPIRATION DATE
Cold Springs Office                                                                  Cold Springs
Center,                                                                              Granite
St. Cloud, MN                      1990          100.00%       77,533      $900,302  (55%) - 4/02;
                                                                                     Central MN ECSU
                                                                                     (14%) - 9/02; First
                                                                                     American Bank (17%)
                                                                                     - 4/05

Thresher Square,                                                                     BRW, Inc. (48%) -
Minneapolis, MN               1900/1987          100.00%      119,722    $1,092,039  7/01;
                                                                                     Search Institute
                                                                                     (10%) - 8/02

Nicollet Business VI,                                                                Wakata Design
Burnsville, MN                     1997          100.00%       50,291      $355,206  Systems
                                                                                     (19%) - 3/02;
                                                                                     Quickdraw
                                                                                     Design, Inc.
                                                                                     (30%) - 8/02;
                                                                                     Xata Corp. (41%)
                                                                                     - 6/04

Lake Pointe Apartments,
Schofield, WI                      1990           98.61%     72 units     $ 531,423  None

Total                                                                    $2,878,970

(1) Rentable Square Feet represents rentable square feet for office properties, gross leaseable area for light industrial properties and number of units for apartment communities.

(2) Total Rental Revenue represent base rents received during the twelve months ended December 31, 1999, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and escalations and common area maintenance and utility charges.

MORTGAGE LOANS AND NOTES PAYABLE

For information relating to mortgage loans and notes payable associated with the Company's properties, refer to Part II, Item 6, Management's Discussion and Analysis or Plan of Operation and Note 5 to the Company's Consolidated Financial Statements included with this Form 10-KSB.

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

The following matters were submitted to a vote of security holders on January 7, 2000:

(a)      Meeting type and date:             Annual Meeting of Shareholders, January 7, 2000

(b)      Trustees elected at meeting:       N/A

(c)      Description of each matter voted on at meeting:

     To approve the Amendment to the Company's Restated Declaration of Trust to change the Company's name.

         RESULTS OF VOTES:
               For                                                      1,499,100

               Against or withheld                                         24,327

               Abstentions and broker non-votes                            41,820

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Shares of the Company began trading on the AMEX on October 28, 1999 under the symbol "RPP". Prior to October 28, 1999, the Common Shares of the Company traded on the NASDAQ Small Cap under the symbol "WLPT".

The table below shows the range of the high and low sale prices for the Common Shares of the Company as reported on the AMEX and the NASDAQ Small Cap, as well as the quarterly dividends per share declared. The quotations shown represent interdealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.



                                                                      Cash Dividends
                                                                       Declared Per
Quarter                              High(1)           Low(1)         Common Share(1)
-------                              -------           ------         --------------
First Quarter, 1998                $     5.61       $     3.95        $     0.11
Second Quarter, 1998               $    10.58       $     4.58        $     0.11
Third Quarter, 1998                $     6.79       $     5.53        $     0.11
Fourth Quarter, 1998               $     6.24       $     3.79        $     0.11

First Quarter, 1999                $     6.33       $     3.48        $     0.11
Second Quarter, 1999               $     4.75       $     4.38        $     0.11
Third Quarter, 1999                $     4.94       $     3.00        $     0.11
Fourth Quarter, 1999               $     3.88       $     2.25        $     0.11

(1) Adjusted to give effect to the Stock Split, described below.

On March 1, 2000, the last reported sales price of the Company's Common Shares on the AMEX was $4.375. The number of holders of record of the Common Shares of the Company was approximately 310 as of March 1, 2000 and the Company estimates it has approximately 665 holders of common beneficial interest as of that same date.

On March 16, 1999, the Company declared a 4.75 for 3.00 share split for its Common Shares payable on March 24, 1999 to shareholders of record as of March 22, 1999 (the "Stock Split"). All amounts herein have been adjusted to give effect to the Stock Split.

The Company's payment of future cash distributions is at the discretion of the Board of Trustees. The Company's ability to pay cash distributions in the future is dependent upon (i) the income and cash flow generated from operations, (ii) cash generated or used by financing or investing activities and (ii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors as the Board of Trustees deems relevant. The Company's ability to make cash distributions will also be limited by the terms of the Operating Partnership Agreement, the financing arrangements of the Company as well as limitations imposed by state law and the agreements governing any future indebtedness.

During 1999, the Company issued 785,037 Class A Preferred Shares. The Class A Preferred Shares of the Company began trading on the AMEX on October 28, 1999 under the symbol "RPP.A".

On November 20, 1998, the Company issued 2,557,707 Units in the Operating Partnership in connection with the acquisition of three commercial properties. In issuing these Units, the Company relied on the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended. The Units are exchangeable into Common Share, subject to certain conditions. Effective June 30, 1999, 838,372 of these Units were returned to the Company and cancelled.

On August 12, 1999, the Company issued 254,800 Class B Preferred Shares to AREE as consideration for payment of advances to the Company for working capital purposes, costs incurred in connection with the Company's 1998 commercial acquisitions and payments for abandoned project pursuit costs. Further, on August 12, 1999, the Company issued 95,000 Class B Preferred Shares to WMC as partial consideration for the termination of the incentive advisory agreement between the Company and WMC. The Class B Preferred Shares bear the same rights, terms and preferences as the Class A Preferred Shares, but rank junior as to payment of dividends and distributions upon liquidation. Each of the Class B Preferred Shares is entitled, at all meetings of shareholders, to 3.448 votes, the number of Common Shares into which they are convertible, subject to adjustment for stock splits and similar events. The Class B Preferred Shares are entitled to vote as a class on certain matters that affect their respective rights. The Class B Preferred Shares were issued for a value of $10.00 per share, bear a liquidation value of $10.00 per share and accrue a dividend equal to $0.475 per share, with such dividend payable every six months. The Class B Preferred Shares are convertible into the number of Common Shares equal to the quotient obtained by dividing (1) $10.00 plus any dividends then accrued but unpaid on the Class A Preferred Shares, by (2) $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares.

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 Units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by AREE into 808,482 Common Shares.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with financial statements and notes thereto included elsewhere herein.

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

Stonehaven Realty Trust (formerly, Wellington Properties Trust) (the "Company") is a self-administered real estate investment trust ("REIT") formed on March 15, 1994 under Maryland law. In November 1998, the Company became an umbrella partnership REIT and formed an operating partnership, Wellington Properties Investments, L.P. (the "Operating Partnership"), of which the Company is the sole general partner. Through the Operating Partnership and wholly owned subsidiaries, the Company acquires, develops, owns and operates investment properties.

As of December 31, 1999, the Operating Partnership or wholly owned subsidiaries of the Company own four properties:

     -    a 119,722 square-foot office building in Minneapolis, Minnesota;

     -    a 77,533 square-foot office building in St. Cloud, Minnesota;

     - a 50,291 square-foot light industrial facility in Burnsville, Minnesota; and

     -    a 72-unit apartment community in Schofield, Wisconsin.

RESULTS OF OPERATIONS

Rental revenue and tenant recoveries increased by approximately $3.3 million or 94.66% for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increased revenue was primarily a result of the Company's acquisition of its three commercial properties during 1998, offset, in part, by the sale of the Maple Grove residential property on November 16, 1999. Other income increased by approximately $85,000 or 405.9%, during these same periods, primarily due to earnings from the investment of proceeds from the consummation of the sale of Class A Preferred Shares by the Company during 1999.

Total expenses increased from approximately $5,515,000 for the year ended December 31, 1998 to approximately $11,184,000 for the year ended December 31, 1999, an increase of 102.8% of which approximately $2,003,000 of the change represented non-recurring charges related to the abandonment of certain potential acquisitions and the partial termination of the incentive advisory agreement between WMC and the Company. The remaining $3,666,000 was attributable to increased property expenses ($1,462,000), increased depreciation and amortization ($516,000), increased interest expense ($1,140,000) and increased general and administrative expenses ($548,000), primarily as a result of the Company's acquisition of its three commercial properties during 1998, offset, in part, by the sale of the Maple Grove residential property on November 16, 1999.

Depreciation and amortization increased from $694,000 in 1998 to $1,210,000 in 1999, an increase of 74.4%, as a result of the Company's acquisition of its three commercial properties during 1998, offset, in part, by the disposition of the Maple Grove residential property on November 16, 1999. Interest expense increased from approximately $1,417,000 in 1998 to approximately $2,557,000 in 1999, an increase of 80.5%, primarily as a result of additional borrowings during 1998 associated with the Company's three commercial properties offset, in part, by the retirement of the borrowings associated with the sale of the Maple Grove residential property.

General and administrative expenses increased from approximately $253,000 in 1998 to approximately $801,000 in 1999, an increase of 216.6%. In the last quarter of 1998, the Company converted from an externally advised REIT to a self-administered REIT and commenced administrative operations. As a result, the Company incurred additional payroll expenses in 1999 of approximately $204,000 and increased rent and related costs associated with personnel totaling approximately $144,000. Further, the Company incurred additional professional fees of approximately $200,000.

The equity in income of unconsolidated subsidiary of approximately $10,000 for the year ended December 31, 1999 is the result of the Company's March 4, 1999 acquisition of an 8.00% interest in Highlander Acquisition Company, LLC ("Highlander"), which owns a 154-unit apartment community.

Gain on sale of investment in real estate in the amount of $686,716 for the year ended December 31, 1999 was a result of the disposition of the Maple Grove residential property on November 16, 1999.

The extraordinary loss of approximately $482,000 for the year ended December 31, 1999 represents the write-off of unamortized deferred financing costs (a) associated with the expiration of the Company's non-revolving line of credit facility ($377,000) and (b) in connection with the retirement of the mortgage loan associated with the sale of the Maple Grove residential property sold during 1999.

The $35,565 cumulative effect of change in accounting principle for the year ended December 31, 1999 is the result of the write-off of the unamortized balance of organizational costs on the Company's balance sheet due to the adoption of the Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities".

As a result of the above factors, net loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interests increased from approximately ($2,005,000) for the year ended December 31, 1998 to a loss of approximately ($4,287,000) for the year ended December 31, 1999 and net loss available to Common Shareholders increased from approximately ($941,000) for 1998 to approximately ($1,387,000) for 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders.

 On October 28, 1999, the Company issued 700,000 Class A Cumulative Convertible Preferred Shares ("Class A Preferred Shares") to the public ("Preferred Offering"). Each of the Class A Preferred Shares is entitled, at all meetings of shareholders, to 3.448 votes, the number of Common Shares ($0.01 par value) into which they are convertible, subject to adjustment for stock splits and similar events. The Class A Preferred Shares are entitled to vote as a class on certain matters that affect their respective rights. The Class A Preferred Shares bear a liquidation value of $10.00 per share and accrue a dividend equal to $0.475 per share, with such dividend payable every six months. The Class A Preferred Shares are convertible into the number of Common Shares equal to the quotient obtained by dividing (1) $10.00 plus any dividends then accrued but unpaid on the Class A Preferred Shares, by (2) $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares. The Company has the right to redeem the Class A Preferred Shares, under certain circumstances, after the two-year anniversary date of the initial closing of the Preferred Offering. On December 16, 1999, in connection with a 45-day option to purchase additional Class A Preferred Shares solely to cover any overallotments of the Preferred Offering, the Company issued 85,037 additional Class A Preferred Shares. Proceeds from these sales of Class A Preferred Shares, net of underwriters' discount and total offering expenses, were $6,761,303.

In the second quarter of 1999, due principally to the fact that the Operating Partnership acquired only three properties since November 1998, the Company entered into discussions with AREE and WMC. As a result of these discussions, the following occurred during 1999:

     - Recipients of 838,372 limited partnership units ("Units) in the Operating Partnership, received in the November 1998 acquisitions, returned such Units to the Company for cancellation.

     - AREE returned the warrant covering 791,667 Common Shares to the Company. Further, the Company issued 254,800 Class B Junior Cumulative Convertible Preferred Shares ("Class B Preferred Shares") to AREE as consideration for payment of advances to the Company for working capital purposes, costs incurred in connection with the Company's 1998 commercial acquisitions and payments for abandoned project pursuit costs.

     - As consideration for the termination of the advisory agreement between the Company and WMC, WMC returned the warrant covering 791,667 Common Shares to the Company, the Company issued 95,000 Class B Preferred Shares to WMC and WMC retained cash payments of $550,000 received during 1998.

The Class B Preferred Shares bear the same rights, terms and preferences as the Class A Preferred Shares, but rank junior as to payment of dividends and distributions upon liquidation. The Class B Preferred Shares are entitled to vote as a class on certain matters that affect their respective rights.

On November 16, 1999, the Company disposed of the Maple Grove residential property. Sale consideration totaled $16,700,000, which included the assumption of approximately $12,630,000 of mortgage indebtedness.

As of December 31, 1999, the Company has approximately $19.3 million of debt outstanding consisting of six mortgage loans (which had a weighted average interest rate of 8.0% and will mature between September 30, 2000 and May 1,
2015).

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 Units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by AREE into 808,482 Common Shares.

On February 24, 2000, the Company acquired NETLink International, Inc., ("Netlink") a privately held Internet consulting and web development company, in exchange for 914,286 Common Shares (valued at $4.375 per share or an aggregate of $4.0 million). Further by agreement, the Company set aside a pool of options as to 200,000 Common Shares for future award to employees of Netlink. In connection with the acquisition, the Chief Executive Officer of Netlink was appointed President of the Company and will become a member of the Board of Trustees of the Company upon the earlier of the Company's next Annual Meeting of Shareholders or should a vacancy arise among the current Board of Trustees of the Company; the Chief Financial Officer of Netlink, was appointed Chief Financial Officer of the Company; and the employment contract of the Chief Executive Officer was required to be extended to be co-terminous with that of the President.

Effective February 24, 2000, the employment contract of the President provides for an annual base salary of $120,000 and bonus at the discretion of the Compensation Committee for a two year period. In addition, the Company issued to the President options as to 1.0 million Common Shares at a price of $5.375 per share. The options are exercisable as to 500,000 shares immediately, with options as to 62,500 shares exercisable quarterly, commencing May 24, 2000. The employment contract of the Chief Executive Officer provides for an annual base salary of $80,000 and bonus at the discretion of the Compensation Committee for a two year period. In addition, the Company issued to the Chief Executive Officer options as to 666,667 Common Shares at a price of $6.375 per share. The options are exercisable as to 333,333 shares immediately, with options as to 41,666.75 shares exercisable quarterly, commencing May 24, 2000.

On February 29, 2000, the Company, through the Operating Partnership, acquired three commercial real estate properties located in suburban Minneapolis, Minnesota from Plymouth Partners II, of which a Trustee of the Company is a principal, for a total price of $6,716,060. The purchase price was funded through the issuance of an aggregate of 181,629 Units in the Operating Partnership (valued at $4.375 per Unit, or an aggregate value of $794,627), the assumption of certain third-party debt totaling $4,449,505 secured by such properties and the balance paid in cash.

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

On March 16, 1999, the Company declared a 4.75 for 3.00 share split payable on March 24, 1999 to shareholders of record as of March 22, 1999 (the "Stock Split"). All amounts herein have been adjusted to give effect to the Stock Split. On March 30, 1999, July 15, 1999, September 30, 1999 and December 29, 1999, the Company declared in the aggregate, distributions of $0.44 per share.

CASH FLOWS

During the year ended December 31, 1999, the Company generated approximately $6,761,000 from the consummation of the Preferred Offering, approximately $16,000 from the issuance of Common Shares and approximately $3,138,000 from the disposition of the Maple Grove residential property. These cash flows were used primarily for (i) purchase of marketable securities aggregating approximately $5,154,000; (ii) repayments of debt obligations and financing costs aggregating $784,000; (iii) payment of cash dividends aggregating approximately $378,000;
(iv) investments in new ventures aggregating $90,000; (iv) payment of costs associated with additions to real estate property aggregating $119,000; (v) payment of deferred costs aggregating $24,000; and (vi) cash used in operating activities of approximately $627,000. As a result, the Company's cash and cash equivalents increased by approximately $2,739,000 to approximately $2,893,000 at December 31, 1999 from approximately $154,000 at December 31, 1998.

FUNDS FROM OPERATIONS

The Company considers funds from operations to be one financial measure of the operating performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. In accordance with the National Association of Real Estate Investment Trusts' definition of funds from operations, the Company calculates funds from operations to be equal to net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, excluding amortization of deferred financing costs and interest rate protection agreements, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends and distributions. Funds from operations should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operating activities calculated with generally accepted accounting principles as a measure of liquidity. Funds from operations as calculated by the Company may not be comparable to similarly titled but differently calculated measures of other REITs. The following is a reconciliation of net income to funds from operations:

                                                                                Historical
                                                                         Year Ended December 31,
                                                                         1999                    1998
                                                                   ---------------        --------------
      Net loss available to Common Shareholders                    $    (1,386,590)       $     (941,382)
      Adjustments:
      Real estate related depreciation                                   1,124,818                616,209
      Nonrecurring charges
            Abandoned project pursuit costs                              2,613,383              1,010,154
            Provision for uncollectible advance to
              related party                                                     --                240,000
            Incentive advisory agreement termination
              fee                                                          950,000                310,000
      Gain on sale of investment in real estate                           (686,716)                    --
      Cumulative effect in change in accounting
         principle                                                          35,565                     --
      Extraordinary loss                                                   482,272                     --
      Loss allocated to minority interest                               (2,721,695)           (1,064,501)
                                                                   ---------------       ---------------
      Funds from operations                                        $       411,037       $       170,480
                                                                   ===============       ===============
      Weighted average Common Shares/Units
         outstanding - Basic and Diluted                                 3,499,553             1,483,323
                                                                   ===============       ===============


(1) Assumes exchange of all Units, calculated on a weighted average basis for Common Shares, adjusted to give effect to the Stock Split. Excludes Class A Preferred Shares and Class B Preferred Shares.

YEAR 2000 DISCLOSURES

The Year 2000 problem resulted from the use of a two digit year date instead of a four digit date in the programs that operate computers (information technology or "IT" systems) and other devices (i.e. "non-IT" systems such as elevators, utility monitoring systems and time clocks that use computer chips). Systems with a Year 2000 problem had programs that were written to assume that the first two digits for any date used in the program would always be "19". Unless corrected, this assumption could have resulted in problems when the century date occurred. On that date, these computer programs could have misinterpreted the date January 1, 2000 as January 1, 1900. This could have caused systems to incorrectly process critical financial and operational information, generate erroneous information or fail altogether. The Year 2000 issue was expected to affect almost all companies and organizations.

As of the date of this filing, the Company's IT systems and non-IT systems have not encountered any significant Year 2000 operating problems. In addition, there were no significant third-party Year 2000 operating problems that had any impact on the Company's operations. Therefore, the Company does not expect to incur any significant additional costs relating to the Year 2000 issue.

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

ITEM 7.  FINANCIAL STATEMENTS

The required audited financial statements of the Company are included herein. See pages F-1 through F-26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 6, 2000, the Company changed its independent public accountant from Grant Thornton LLP ("Grant") to PricewaterhouseCoopers LLP. The decision to change independent public accountants was recommended and approved by the Board of Trustees of the Company.

The Company is not aware of any disagreement with Grant during the two most recent fiscal years and through January 6, 2000 on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

                                    PART III

ITEM 9. TRUSTEES, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

BOARD OF TRUSTEES, EXECUTIVE OFFICERS, SIGNIFICANT EMPLOYEES AND FAMILY RELATIONSHIPS

The Trustees and Officers of the Company, their ages at March 1, 2000 and their positions and offices held with the Company are as follows:

Name                               Age           Term Expires                 Position and Offices Held
----                               ---           ------------                 -------------------------
Arnold K. Leas                     66                2001                 Chairman of the Board of Trustees
Steven B. Hoyt                     47                2000                              Trustee
Paul T. Lambert                    47                2001                              Trustee
Robert D. Salmen                   44                2002                              Trustee
Mark S. Whiting                    42                2002                              Trustee
Odeh Muhawesh                      41                 N/A                             President
Duane H. Lund                      35                2000                Trustee and Chief Executive Officer
Robert F. Rice                     48                2000                       Trustee and Secretary
Ann K. Wessels                     37                 N/A                      Chief Financial Officer

Arnold K. Leas, Chairman of the Board of Trustees of the Company, served as the Company's original President/Chief Executive Officer from its inception in 1994 until November 1998. Mr. Leas also served as a Director, Chief Executive Officer and President of Wellington Management Corporation since its inception in 1988. Wellington Management Corporation and its subsidiary, Wellington Investment Services Corp., currently manage over $100 million of investor's funds. From 1984 to 1988, Mr. Leas was Executive Vice President of Decade Securities, Inc., a Milwaukee, Wisconsin based company that was involved primarily in the syndication of multi-family apartment communities throughout the United States. Mr. Leas is on the board of directors of the Metropolitan Milwaukee Association of Commerce Council of Small Business Executives and is a graduate of the Realtors Institute.

Steven B. Hoyt was elected a Trustee of the Company in November 1998. He has served as managing general partner of Hoyt Development (from 1979 to 1989) and Chief Executive Officer of Hoyt Properties, Inc. ("HPI") (from 1989 to present). HPI currently owns over 1,000,000 square feet of industrial and office property in Minnesota and has developed over 5,000,000 square feet of commercial property since its inception. From 1994 to 1995, Mr. Hoyt served as a Senior Regional Director of First Industrial Realty Trust Inc., a Maryland corporation ("First Industrial"). Mr. Hoyt is a member of the Board of Directors of the Better Business Bureau and has served in numerous state and national positions for the National Association of Industrial and Office Parks (NAIOP).

Paul T. Lambert was elected as a Trustee in November 1998. Mr. Lambert has been a private investor since 1995. He served on the board of directors and was the chief operating officer of First Industrial Realty Trust, Inc. from its initial public offering in June 1994 until November 1998. Mr. Lambert was one of the largest contributors to the formation of First Industrial and one of its founding shareholders. Prior to forming First Industrial, Mr. Lambert was Managing Partner of the Midwest region for The Shidler Group, a national private real estate investment company ("Shidler"). Prior to joining Shidler, Mr. Lambert was a commercial real estate developer with Dillingham Corporation and, prior to such time, was a consultant with The Boston Consulting Group. Mr. Lambert was also a founding shareholder of CGA Group, Ltd., a holding company whose subsidiary is a AAA-rated financial guarantor based in Bermuda.

Robert D. Salmen was elected to the Board in August 1999. Mr. Salmen founded Equity Financial Services in 1993. While continuing to operate Equity Financial's investment services company, he founded Equity Commercial Services in 1996 to incorporate leasing and then property management services for Equity Financial and currently serves as its president. Prior to founding Equity Financial Services, Mr. Salmen was vice president of institutional investment sales with Welsh Companies for eight years. He established the Institutional Investment division at Welsh Companies in 1985. From its inception through 1992, he directed Welsh's marketing force. Prior to joining Welsh, Mr. Salmen spent over nine years with Towle Real Estate. Mr. Salmen is a graduate of University of Minnesota.

Mark S. Whiting was elected to the Board in October 1999, upon the completion of the public offering of the Class A Preferred Shares. Mr. Whiting has an extensive public REIT background, having served as the President and a member of the board of directors of TriNet Corporate Realty Trust, Inc. (NYSE: TRI) from 1993 until 1998 and as its Chief Executive Officer from 1996 until 1998. At the time, TriNet owned a commercial real estate portfolio consisting of over 20 million square feet, located in 26 states and a total market capitalization of $1.6 billion. Mr. Whiting holds an M.B.A. from Stanford University Graduate School of Business.

Odeh Muhawesh was appointed the President of the Company on February 24, 2000. Mr. Muhawesh is the founder of numerous businesses including real estate, restaurants, technology and Internet companies. Mr. Muhawesh has more that 18 years of computer networking and engineering experience, and is an authority on network and business technology. He is founder and past president of the Network Professional Association. Mr. Muhawesh holds more that 40 certifications in computer science and electronic engineering. He also holds a Jurist degree in comparative theology and is a world-renowned expert on the subject.

Duane H. Lund was appointed the Chief Executive Officer of the Company in November 1998 and was elected a Trustee of the Company in January 2000. Mr. Lund was founding shareholder of First Industrial and served as a Senior Regional Director of First Industrial from 1994 to June 1998. In such capacity, Mr. Lund acquired and managed over 11,000,000 square feet of commercial property with a value in excess of $750 million. From 1989 to 1994, Mr. Lund was an Acquisition Partner with Shidler, where he was involved in coordinating the underwriting and due diligence for over $200 million of commercial property. Mr. Lund was a tax consultant with Peat Marwick Main & Company from 1986 until 1988. Mr. Lund is a member of the Boards of Directors of the Wisconsin Real Estate Alumni Association and National Association of Industrial and Office Properties Minnesota Chapter and is a member of the advisory boards of Midwest Real Estate News, Minnesota Real Estate Journal and KPMG Peat Marwick Alumni Association.

Robert F. Rice, has served as Secretary of the Company since its inception in 1994, President from November 1998 through February 24, 2000, Executive Vice President from May 1997 until becoming the President of the Company in November 1998 and Trustee of the Company since January 2000. Prior to November 1998, Mr. Rice served as Vice President/General Counsel to WMC beginning in November 1993. From 1989 to October 1993, Mr. Rice provided advice with respect to Resolution

Trust Corporation matters through Resource Alternatives, Inc., a provider of legal and consulting services to the real estate industry. From 1984 to 1989, Mr. Rice served as a director, officer and general counsel for various affiliates of St. Francis Bank, F.S.B. Mr. Rice graduated from Marquette University Law School in 1976.

Ann K. Wessels was appointed Chief Financial Officer of the Company on February 24, 2000. Ms. Wessels has over 13 years of banking experience, including expertise in Commercial Lending, Cash Management Services and Trust/Investment Services. Ms. Wessels graduated from Luther College.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, Trustees and persons who own more that 10% of the Common Shares of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Trustees and greater that 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, the Company believes that during the period November 1, 1998 through December 31, 1998 and for the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, Trustees and greater than 10% shareholders were complied with.

Each of (i) WMC; (ii) Arnold K. Leas, Chairman of the Board of Trustees of the Company; (iii) Robert F. Rice, a current Trustee and executive officer of the Company; (iv) Lyle W. Larcheid, Peter Ogden, Robert P. Ripp, and Gerald Sobczak, each a former Trustee of the Company; and (v) Garret T. Nakama and Gregory S. Leas, former executive officers of the Company failed to timely file their respective Forms 3, Forms 4 and Forms 5 for the period 1994 through October 1998. All such filings have since been made. The Company cannot estimate the number of such Forms or the number of transactions that were required to be filed but were not so filed.

ITEM 10.  EXECUTIVE COMPENSATION

Since its inception through July 31, 1998, the Company paid no compensation to any of its executive officers. The following table sets forth the compensation paid for the period from August 1, 1998 through December 31, 1998 and for the year ended December 31, 1999 and current base annual compensation for each of the officers of the Company.

                                                                                     Securities
                                                                                     Underlying
Name and Principal  Position              Year           Salary (1)                  Options
----------------------------              ----           ----------                 ----------
Duane H. Lund                             1999         $ 132,500  (2)                80,000   (4)
Chief Executive Officer
                                          1998         $  18,750  (2)                    --

Robert F. Rice                            1999         $ 132,500  (3)                80,000   (4)
Secretary (3)
                                          1998         $  62,500  (3)                 7,917   (5)

Arnold K. Leas (6)                        1999         $      --                         --
Chairman of the Board
                                          1998         $      --                      9,500   (5)


(1)  No bonuses were paid for the years ended December 31, 1999 and 1998.

(2) Amount represents base annual salary of $80,000 for the period from October 1, 1999 through December 31, 1999 and $150,000 for the period from November 16, 1998 through September 30, 1999.

(3) Amount represents base annual salary of $80,000 for the period from October 1, 1999 through December 31, 1999 and $150,000 for the period from July 31, 1998 through September 30, 1999. Mr. Rice served as President of the Company for the period from November 16, 1998 through February 24, 2000.

(4) All options were granted in October 1999 in accordance with the Company's plan in effect and bear an exercise price of $2.90 per Common Share, a price equal to 110% of the average closing bid price for the Company's Common Shares over the 10 days preceding the effective date of the registration statement covering the Class A Preferred Shares. These options will become exercisable as to 40,000 shares on December 31, 1999 and, if specified financial goals are met, an additional 40,000 shares become exercisable on December 31, 2000.

(5) Options reported were granted on May 27, 1998 under the Company's plan in effect at that date and bear an exercise price of $5.37 per Common Share.

(6) Mr. Leas was the Chief Executive Officer of the Company from the inception of the Company in 1994 until November 20, 1998.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                     Percentage of
                                                     Total Options
                                   Number of          Granted to
Name and                          Underlying         Employees in
Principal Position             Options Granted         Fiscal Year        Exercise Price      Expiration Date
------------------             ---------------         -----------        --------------      ---------------
Duane H. Lund
Chief Executive Officer                 80,000               50.00%           $ 2.90 (1)          10-1-09 (1)

Robert F. Rice
Secretary (2)                           80,000               50.00%           $ 2.90 (1)          10-1-09 (1)


(1) All options were granted in October 1999 in accordance with the Company's plan in effect and bear an exercise price of $2.90 per Common
         Share, a price equal to 110% of the average closing bid price for the Company's Common Shares over the 10 days preceding the effective date of the registration statement covering the Class A Preferred Shares.
         These options will become exercisable as to 40,000 shares on December
         31, 1999 and, if specified financial goals are met, an additional
         40,000 Common Shares become exercisable on December 31, 2000.
(2) Mr. Rice served as President for the period from November 16, 1998 through February 24, 2000.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
OPTION/SAR VALUES


                                                                                               Value of
                                                                     # of Securities      unexercised in-the-
                                                                       Underlying               money
                                    Common                           Options/SARs at         options/SARs at
                                    Shares                          Fiscal Year End        Fiscal Year End ($)
Name and                          Acquired on          Value          Exercisable/           Exercisable/
Principal Position                 Exercise          Realized        Unexerciseable        Unexercisable (1)
------------------                 --------          --------        --------------        -----------------
Duane H. Lund
Chief Executive Officer                  --                --        40,000/40,000               $ 0/$ 0

Robert F. Rice
Secretary (2)                            --                --        47,917/40,000               $ 0/$ 0


(1) Calculations are based upon the closing bid price of $2.50 per share as of December 31, 1999.
(2) Mr. Rice served as President for the period from November 16, 1998 through February 24, 2000.

EMPLOYMENT AGREEMENTS

On November 16, 1998, the Company entered into employment agreements (the "Employment Agreements") with Duane H. Lund and Robert F. Rice. The Employment Agreements provided for an initial base salary of $150,000 and a discretionary performance bonus of up to 200% of base salary. In addition, each Employment Agreement provided that the officers shall receive those health, life and disability and other benefits extended by the Board of Trustees to other similarly situated executives. Each Employment Agreement had an evergreen term of three years. In the event of termination of the respective officer's employment by the Company without cause or in the event such person's employment discontinues following a change in control of the Company, the Company or, in the case of a change in control, its successor, would have been obligated to pay to such officer an amount equal to three year's base salary and performance bonus and continue his benefits for three years. These employment agreements were terminated September 30, 1999 as discussed below.

Effective as of October 1, 1999, the Company entered into new employment agreements with Duane H. Lund, the Chief Executive Officer and Robert F. Rice, the President. The employment agreements each provide for an initial base salary of $80,000 and, if the Company achieves progressive annual targets of earnings per share, the Board of Trustees may elect to award Mr. Lund and Mr. Rice a bonus of up to 100% of base salary. In addition, each employment agreement provides that officers shall receive those health, life and disability and other benefits extended by the Board of Trustees to other similarly situated executives. Each of the employment agreements extends through December 31, 2000, subject to the Company's right to terminate at any time. In the event that the Company terminates either officer's employment without cause or in the event such persons employment discontinues upon the expiration of the employment agreement or following the change of control, the Company or, in the case of change of control, our successor, will be obligated to pay to such officer an amount equal to one year's base salary and continue to pay his benefits for one year.

Further, in October 1999, the Company issued each of Mr. Lund and Mr. Rice options to purchase 80,000 of the Company's Common Shares at $2.90, a price equal to 110% of the average closing bid price for the Company's Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares. These options will become exercisable as to 40,000 shares on December 31, 1999 and, if specified financial goals are met, an additional 40,000 shares become exercisable on December 31, 2000.

COMMITTEES OF THE BOARD OF TRUSTEES

AUDIT COMMITTEE
The Audit Committee consisted of Messrs. Ogden and Salmen for the year ended December 31, 1999 and held no meetings during 1999. As of the date of this filing, the Audit Committee consists of Messrs. Lund, Salmen and Whiting. The Committee reviews related party transactions, makes recommendations concerning the engagement of independent public accountants, reviews the performance of independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.

COMPENSATION COMMITTEE
The Company's Compensation Committee, which held one meeting during 1999, currently consists of Messrs. Leas, Hoyt and Lambert. The Compensation Committee makes recommendations and exercises all powers of the Board of Directors in connection with certain compensation matters, including incentive compensation and benefit plans. The Compensation Committee administers, and has authority to grant awards under, the Company's 1998 Stock Incentive Plan.

MEETINGS OF TRUSTEES
The Trustees held five meetings in 1999. Each of Messrs. Leas and Lambert attended all five meetings. Mr. Ripp attended four and each of Messrs. Hoyt and Ogden attended three of the meetings of the Board of Trustees. Each of Messrs. Larcheid and Sobczak attended the four meetings of the Board of Trustees held during his tenure as Trustee in 1999. Each of Messrs. Salmen and Whiting attended the one meeting of the Board of Trustees held during his tenure as Trustee in 1999.

COMPENSATION OF TRUSTEES
Trustees of the Company who are not employees of the Company receive a fee of $250 for each Board or committee meeting attended, plus reimbursement of all reasonable out-of-pocket expenses incurred in connection with such attendance.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Voting Shares as of the Record Date by:
(i) each person known by the Company to own more than 5% interest of the outstanding Voting Shares; (ii) each of the Company's trustees; (iii) each of the Company's executive officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the Company's trustees and executive officers as a group. Except otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.


                                                            Shares
                                                         Beneficially
Name                                                        Owned (1)          Percent of Class (1)
----                                                        ---------          --------------------
Arnold K. Leas   (3)                                           530,316                    6.9%
Steven B. Hoyt (2) (4)                                       2,282,425                   29.9%
Paul T. Lambert (2) (5)                                      1,071,292                   14.0%
Duane H. Lund (2) (6)                                        1,486,665                   19.4%
American Real Estate Equities, LLC (7)                         964,803                   12.7%
Lambert Equities II, LLC (8)                                 1,071,292                   14.0%
WLPT Funding, LLC (9)                                        1,446,665                   19.0%
Wellington Management Corporation (10)                         483,459                    6.3%
Robert F. Rice (11)                                             52,948                       *
Odeh Muhawesh (2) (12)                                         914,286                   12.0%
Robert D. Salmen (2)                                                --                       *
Mark S. Whiting (2)                                                 --                       *
Ann K. Wessels (2)                                             914,286                   12.0%

All trustees and current executive officers as a
group (9 persons) (13)                                       4,408,326                   57.1%


-------------------------------------
* Indicates less than one percent.

(1) Based on 4,579,336 Common Shares, 784,027 Class A Preferred Shares and 95,000 Class B Preferred Shares outstanding as of March 1, 2000. Also assumes exercise by only the shareholder or group named in each row of all options and warrants for the purchase of the Common Shares held by such shareholder or group and exercisable within 60 days of March 1, 2000. Excludes options as to 833,333 Common Shares which are currently exercisable but not in-the-money.

(2) The business address for each of the current trustees and executive officers is 2550 University West, Suite 240, St. Paul, Minnesota 55114.

(3)           Includes 990 Common Shares held by a trust for the benefit of Mr.
              Lea's wife and options to purchase 9,500 Common Shares exercisable within 60 days of March 1, 2000. Also includes 150,321 Common Shares and an additional 327,560 Common Shares issuable upon conversion of 95,000 Class B Junior Cumulative Convertible Preferred Shares held by Wellington Management Corporation, of which Mr. Leas is the president and chief executive officer and with respect to which Mr. Leas, members of his immediate family and trusts for the benefits of such persons own approximately 41.8% of the outstanding capital stock. Mr. Leas disclaims ownership of Common Shares held for the benefit of his wife. The business address for Mr. Leas is 18650 W. Corporate Drive, Suite 300, PO Box 0919, Brookfield, WI 53008-0919.

(4) Excludes 181,629 common units of the operating partnership held by Mr. Hoyt or members of his immediate family. Includes 482,720 Common Shares issuable upon conversion of 140,000 Class A Preferred Shares, 964,803 Common Shares held by American Real Estate Equities, LLC, of which Mr. Hoyt is a member and 65,745 Common Shares held by members of his immediate family. Mr. Hoyt disclaims ownership of Common Shares held by members of his immediate family.

(5) Includes 106,486 Common Shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager and 964,803 Common Shares held by American Real Estate Equities, LLC, of which Lambert Equities II, LLC is a member.

(6) Includes 481,862 Common Shares held by WLPT Funding, LLC, of which Mr. Lund is the owner and sole manager, 964,803 Common Shares held by American Real Estate Equities, LLC, of which WLPT Funding, LLC is a member and options to purchase 40,000 Common Shares exercisable within 60 days of March 1, 2000. Excludes options as to 333,333 Common Shares which are currently exercisable but not in-the-money.

(7) The business address for American Real Estate Equities, LLC is 300 First Avenue North, Suite 115, Minneapolis, MN 55401.

(8) Includes 964,803 Common Shares held by American Real Estate Equities, LLC, of which Lambert Equities II, LLC is a member. The business address for Lambert Equities II, LLC is 4155 East Jewel, Suite 103, Denver, Colorado 80222.

(9) Includes 964,803 Common Shares held by American Real Estate Equities, LLC, of which WLPT Funding, LLC is a member. The business address for WLPT Funding, LLC is c/o Golden Acres Incorporated, 15315 Masons Pointe, Eden Prairie, Minnesota 55347.

(10) Includes 327,560 Common Shares issuable upon conversion of 95,000 Class B Cumulative Convertible Preferred Shares. The business address for Wellington Management Corporation is 18650 W. Corporate Drive, Suite 300, PO Box 0919, Brookfield, WI 53008-0919.

(11) Includes 3,448 Common Shares issuable upon conversion of 1,000 Class A Preferred Shares and options to purchase 47,197 Common Shares exercisable within 60 days of March 1, 2000. The business address for Mr. Rice is 18650 W. Corporate Drive, Suite 300, PO Box 0919, Brookfield, WI 53008-0919

(12) Excludes options as to 500,000 Common Shares which are currently exercisable but not in-the-money.

(13) Includes options to purchase an aggregate of 96,697 Common Shares exercisable within 60 days of March 1, 2000, 486,168 common shares issuable upon conversion of 141,000 Class A Preferred Shares and 327,560 Common Shares issuable upon conversion of 95,000 Class B Junior Cumulative Convertible Preferred Shares. Figures do not reflect an aggregate of 243,527 common units of the Company's operating partnership and options as to 833,333 Common Shares which are currently exercisable but not in-the-money.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1998 CONTRIBUTION AGREEMENT

In connection with the Company's execution of its Contribution Agreement between the Operating Partnership and AREE, on November 16, 1998, the Company issued 166,666 Common Shares to AREE in exchange for $1,000,000 cash.

Additionally, on November 16, 1998, the Company issued warrants to acquire up to 791,667 Common Shares to each of AREE and Wellington Management Corporation ("WMC"). The warrants were to become exercisable one year after the date of issuance and would be exercisable for a nine-year period thereafter, at an exercise price of $5.37 per Common Share with respect to 395,833 warrants held by each of AREE and WMC, $6.47 per Common Share with respect to 197,917 warrants held by each of AREE and WMC, $7.74 per Common Share with respect to 118,750 warrants held by each of AREE and WMC and $9.32 per Common Share with respect to 79,167 warrants held by each of AREE and WMC. Effective June 30, 1999, all such warrants were returned to the Company and canceled.

Further, on November 20, 1998, the Company through the Operating Partnership, acquired two office properties and one light industrial property in the Minneapolis, Minnesota metropolitan area. The combined purchase price of such properties totaled approximately $31.1 million, including closing costs. Such purchase price was funded through the issuance of an aggregate of 2,557,707 limited partnership units ("Units") in the Operating Partnership (valued at $5.37 per Unit, or an aggregate value of approximately $13.7 million) and the assumption of certain third-party indebtedness of approximately $17.1 million secured by such properties. The Units are exchangeable, under certain circumstances, on a one-for-one basis for common shares, $0.01 par value per share from and after the one-year anniversary of the date of issuance. As a result of this transaction, the Company appointed Duane H. Lund as its Chief Executive Officer and further expanded its Board of Trustees with the election of Steven B. Hoyt and Paul T. Lambert. An aggregate of 2,410,976 of the Units issued were to Messrs. Hoyt, Lambert and Lund, directly and indirectly, through their ownership in the entity of AREE and related owners thereof. Effective June 30, 1999, 838,372 of the Units were returned to the Company and canceled.

MANAGEMENT FEES

The Company has entered into property management agreements with WMC Realty, Inc. ("WRI"), a wholly-owned subsidiary of WMC, an affiliate of the Company in which the Company's Chairman of the Board of Trustees is President and Chief Executive Officer, and Hoyt Properties, Inc. ("Hoyt"), an entity controlled by a Trustee of the Company to serve as property managers of properties owned by the Company. The property managers manage the day to day operations of the properties and receive a management fee for this service. Management fees consisted of $195,523 to Hoyt and $138,464 to WRI for the year ended December 31, 1999 and $31,503 to Hoyt and $149,386 to WRI for the year ended December 31, 1998.

INCENTIVE ADVISORY AGREEMENT AND TERMINATION FEE

On August 2, 1994, the Company contracted to retain WMC to serve as advisor to the Company. In payment for these services, the advisor received a fee equal to 5% of the gross proceeds of the public share offering of Common Shares, which terminated on October 1995. In addition, the advisor was entitled to receive an incentive advisory fee equal to 10% of the realized gain with respect to each sale or refinancing of property owned by the Company. In the event a property was sold at a loss, no incentive advisory fee was earned until the amount of the loss had been offset by gains from other sales. In addition, the advisor was entitled to recover certain expenses including travel, legal, accounting and insurance. Fees for services, such as legal and accounting, provided by the advisor's employees, in the opinion of the advisor, may not have exceeded fees that would have been charged by independent third parties. During 1998, no incentive advisory fees were paid in connection with this agreement and expenses related to this agreement totaled $149,178. As discussed below, this agreement was terminated on November 20, 1998.

The initial term of the incentive advisory agreement ended on December 31, 1995 and had been renewed automatically each year. In connection with the purchase of properties by the Operating Partnership, the Company terminated the incentive advisory agreement with WMC on November 20, 1998. The termination fee, payable to WMC, was to be determined by taking 1% of the first $150,000,000 of the aggregate gross purchase price for properties acquired by the Operating Partnership plus 0.25% of the aggregate gross purchase price for properties acquired in excess of $150,000,000. Fees paid to terminate the incentive advisory agreement with WMC amounted to $950,000 and $310,000 for the years ended December 31, 1999 and 1998, respectively. As discussed below, the 1999 fee was made by the issuance of 95,000 Class B Preferred Shares.

ABANDONED PROJECT PURSUIT COSTS AND REIMBURSEMENT OF CERTAIN EXPENSES TO RELATED PARTIES

During 1998 and through June 30, 1999, the Operating Partnership was in negotiations with AREE regarding the reimbursement by the Operating Partnership to AREE of certain costs and expenses incurred by AREE related to the potential acquisition of properties and certain administrative expenses. As a result of the negotiations, the Company, through the Operating Partnership agreed to reimburse AREE for certain costs as further discussed below.

In connection with the negotiations during 1998 by the Company with respect to the contribution agreement between AREE and the Operating Partnership, a $240,000 advance was paid to WMC by AREE for the benefit of the Operating Partnership. At December 31, 1998, this amount was reflected as an advance to related party, with a related liability recorded due to AREE. Under the terms of the contribution agreement, the advance was to be repaid to AREE in the event certain transactions closed before December 31, 1998. Due to the uncertainty of the collectibility of this advance, the entire amount was reserved as uncollectible as of December 31, 1998 and in connection with the agreement discussed below, was written off as of June 30, 1999.

In the second quarter of 1999, due principally to the fact that the Operating Partnership acquired only three properties since November 1998, the Company entered into discussions with AREE and WMC. As a result of these discussions, the following occurred during 1999:

    o Recipients of 838,372 Units, received in the November 1998 acquisitions, returned such Units to the Company for cancellation.

    o AREE returned the warrant covering 791,667 Common Shares to the Company. Further, the Company issued 254,800 Class B Preferred Shares to AREE as consideration for payment of advances to the Company for working capital purposes, costs incurred in connection with the Company's 1998 commercial acquisitions and payments for abandoned project pursuit costs.

    o As consideration for the termination of the advisory agreement between the Company and WMC, WMC returned the warrant covering 791,667 Common Shares to the Company, the Company issued 95,000 Class B Preferred Shares to WMC and WMC retained cash payments of $550,000 received during 1998.

LISTING AGREEMENTS

In January 1998, the Company entered into two listing agreements with WRI. The agreements provided that WRI would receive a fee equal to 3% of the sales price in the event of a sale of either of the Company's then held residential properties, Maple Grove or Lake Pointe. In connection with the sale of Maple Grove Apartments on November 16, 1999, WRI received a fee totaling $501,000 and the agreement in regard to Maple Grove was terminated.

RENTAL INCOME

During 1999, the Company recognized revenue of $23,010 on office space leased to Hoyt.

INSURANCE

From time to time, the Company has purchased insurance through another affiliate of WMC, Wellington Insurance Services, Inc., which received a commission of those sales equal to 15% of scheduled premiums. These commissions totaled $10,000 and $8,660 for the years ended December 31, 1999 and 1998, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Description
  2.1          Amended and Restated Contribution Agreement between the
                  Company, the Operating Partnership, AREE and other limited partnership Unit recipients dated as of August 31, 1998 (filed as Exhibit A with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

  2.2          Agreement and Plan of Reorganization dated as of February 25,
                  2000,by and among the Company, NTLI Acquisition Corporation, a Delaware corporation, Netlink International, Inc., a Minnesota corporation and Odeh A. Muhawesh, Mary Henschel, Alan Schmidt, Ahmad Yassine, Patrick Archbold, Ann Wessels, Art Carruth, Patricia Hewitt, Thomas walker and Sherry Ajax (filed as
                  Exhibit 2.2 with the Company's Form 8-K on March 17, 2000 and incorporated herein by reference)

  2.3          Contribution Agreement between Wellington Partners, L.P., the
                  Company and Plymouth Partners II, LLC and other LP Unit Recipients dated as of February 29, 2000 (filed as Exhibit 2.3 with the Company's Form 8-K on March 17, 2000 and incorporated herein by reference)

  3.1          Declaration of Trust (filed with the Company's Registration
                  Statement on Form SB-2 (Commission File No. 33-82888C) and incorporated herein by reference)

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

  10.8         Promissory Note for $2,750,000 by Lake Pointe Apartment Homes,
                  Inc. to Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

  10.9         Mortgage, Assignment of Leases and Rents and Security
                  Agreement by and between Lake Pointe Apartment Homes, Inc. to Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

  10.10        Common Stock Purchase Warrant by the Company to Credit Suisse
                  First Boston Mortgage Capital LLC, dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

  10.11        Registration Rights Agreement by and between the Company and
                  Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

  10.12        Purchase Agreement by and between Maple Grove Apartment Homes,
                  Inc. and The Shelard Group, Inc., dated July 2, 1999 (filed with the Company's Current Report on Form 8-K on November 23, 1999 and incorporated herein by reference)

  27.1         Financial Data Schedule


Shareholders may obtain a copy of any exhibit listed in Item 13(a) by writing to Robert F. Rice, Secretary of the Company. Reasonable expenses will be charged for copies and postage.

(b) Reports on Form 8-K

During the fourth quarter ended December 31, 1999 and through March 28, 2000, the Company filed the following Current Reports on Form 8-K:

Item 2 in connection with the disposition of the Company's 304-unit apartment community in Madison, Wisconsin filed November 23, 1999.

Item 4 in connection with the Company's change of independent public accountant from Grant Thornton LLP to PricewaterhouseCoopers LLP filed January 14, 2000.

Item 2 in connection with the acquisitions of NETLink International, Inc. and three commercial real estate properties located in suburban Minneapolis, Minnesota filed March 17, 2000.

                                   SIGNATURES


BY:  /s/ ROBERT F. RICE
     ROBERT F. RICE, SECRETARY                    Dated:  March 28, 2000

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Duane H. Lund and Robert F. Rice, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             STONEHAVEN REALTY TRUST

             Signature                             Title                                  Date

/s/ Duane H. Lund                     Trustee and Chief Executive Officer            March 28, 2000
Duane H. Lund                         (Principal Executive Officer)

/s/ Ann K. Wessels                    Chief Financial Officer                        March 28, 2000
Ann K. Wessels                        (Principal Accounting Officer)

/s/ Arnold K. Leas                    Chairman of the Board                          March 28, 2000
Arnold K. Leas

/s/ Steven B. Hoyt                    Trustee                                        March 28, 2000
Steven B. Hoyt

/s/ Paul T. Lambert                   Trustee                                        March 28, 2000
Paul T. Lambert

/s/ Robert F. Rice                    Trustee and Secretary                          March 28, 2000
Robert F. Rice

/s/ Robert D. Salmen                  Trustee                                        March 28, 2000
Robert D. Salmen

/s/ Mark S. Whiting                   Trustee                                        March 28, 2000
Mark S. Whiting


                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY


                                                                            Page

Report of Independent Accountants                                            F-2

Report of Independent Certified Public Accountants                           F-3

Consolidated Balance Sheet at December 31, 1999                              F-4

Consolidated Statements of Operations for the Years Ended December
31, 1999 and December 31, 1998                                               F-5

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 1999 and December 31, 1998                                      F-6

Consolidated Statements of Cash Flows for the Years Ended December
31, 1999 and December 31, 1998                                               F-8

Notes to Consolidated Financial Statements                                   F-10


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Stonehaven Realty Trust and Subsidiaries:

In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Stonehaven Realty Trust and Subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company for the year ended December 31, 1998 were audited by other independent accountants whose report dated April 9, 1999, expressed an unqualified opinion on those statements.

PricewaterhouseCoopers LLP
Chicago, IL
March 21, 2000

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Stonehaven Realty Trust (f.k.a.Wellington Properties Trust) and Subsidiaries

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Stonehaven Realty Trust and Subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, shareholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, shareholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the results of operations and cash flows. We believe that our audit of the statements of operations, shareholders' equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, shareholders' equity and cash flows referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Stonehaven Realty Trust for the year ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/ Grant Thornton LLP
Fond du Lac, Wisconsin
April 9, 1999

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


ASSETS
Investments in real estate:
   Land and land improvements                                                        $    6,574,723
   Buildings and improvements                                                            28,100,909
   Appliances and equipment                                                                 125,418
--------------------------------------------------------------------------------- ------------------------
                                                                                         34,801,050
   Accumulated depreciation                                                              (1,013,588)
--------------------------------------------------------------------------------- ------------------------
                                                                                         33,787,462

Cash  and cash equivalents                                                                2,892,724
Marketable securities                                                                     5,187,855
Restricted cash                                                                             680,821
Accounts receivable, trade and other                                                          3,413
Investment in unconsolidated subsidiary                                                     100,269
Deferred rent receivable                                                                     55,662
Deferred financing costs, net                                                               327,018
Prepaid and other assets                                                                     51,242
--------------------------------------------------------------------------------- ------------------------
TOTAL ASSETS                                                                         $   43,086,466
--------------------------------------------------------------------------------- ------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage loans and notes payable                                                     $   19,290,947
Accounts payable and accrued expenses                                                       477,508
Related party payable                                                                         9,297
Rents received in advance and security deposits                                              71,853
Dividends/distributions payable                                                             861,828
--------------------------------------------------------------------------------- ------------------------
Total liabilities                                                                        20,711,433

--------------------------------------------------------------------------------- ------------------------
Commitments and contingencies
--------------------------------------------------------------------------------- ------------------------
Minority interest in consolidated subsidiary                                              7,835,561
--------------------------------------------------------------------------------- ------------------------

Shareholders' equity:
Preferred Shares - $0.01 par value, 10,000,000 authorized:
   784,037 Class A cumulative convertible shares issued and outstanding,
   $10.00/share liquidation preference;                                                       7,840
    349,800 Class B junior cumulative convertible shares issued and
   outstanding, $10.00/share liquidation preference                                           3,498
Common Shares - $0.01 par value, 100,000,000 authorized;
     1,388,080 shares issued and outstanding                                                 13,881
Additional paid-in capital                                                               20,764,877
Accumulated deficit                                                                      (6,250,624)
--------------------------------------------------------------------------------- ------------------------
Total shareholders' equity                                                               14,539,472
--------------------------------------------------------------------------------- ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $   43,086,466
================================================================================= ========================


               The accompanying notes are an integral part of the
                             financial statements.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For the year ended December 31,
                                                                ---------------------------------------------------
                                                                         1999                      1998
                                                                ----------------------- ---------------------------
REVENUES
   Rental revenue                                                $        5,260,268      $         3,312,866
   Tenant recoveries                                                      1,530,277                  175,615
   Other                                                                    106,012                   20,955
--------------------------------------------------------------- ----------------------- ---------------------------
     Total revenues                                                       6,896,557                3,509,436
--------------------------------------------------------------- ----------------------- ---------------------------
EXPENSES
   Property, operating and maintenance                                    1,508,873                  773,745
   Advertising and promotion                                                 51,915                   66,968
   Property taxes and insurance                                           1,157,772                  568,905
   Depreciation and amortization                                          1,210,404                  694,366
   Interest                                                               2,556,624                1,417,194
   General and administrative                                               801,032                  253,098
   Management fees                                                          333,987                  180,889
   Abandoned project pursuit costs                                        2,613,383                1,010,154
   Provision for uncollectible advance - related party                           --                  240,000
   Incentive advisory agreement termination fee                             950,000                  310,000
--------------------------------------------------------------- ----------------------- ---------------------------
     Total expenses                                                      11,183,990                5,515,319
--------------------------------------------------------------- ----------------------- ---------------------------
Loss from operations before equity in income of
  unconsolidated subsidiary and loss allocated to minority
  interest                                                               (4,287,433)              (2,005,883)
Equity in income of unconsolidated subsidiary                                10,269                       --
Loss allocated to minority interest                                       2,721,695                1,064,501
--------------------------------------------------------------- ----------------------- ---------------------------
Loss from operations                                                     (1,555,469)                (941,382)
Gain on sale of investment in real estate                                   686,716                       --
--------------------------------------------------------------- ----------------------- ---------------------------

Loss before extraordinary loss and cumulative effect of
  change in accounting principle                                           (868,753)                (941,382)
Extraordinary loss                                                         (482,272)                      --
Cumulative effect of change in accounting principle                         (35,565)                      --
--------------------------------------------------------------- ----------------------- ---------------------------
Net Loss                                                                 (1,386,590)                (941,382)
Preferred Share Dividends                                                        --                       --
--------------------------------------------------------------- ----------------------- ---------------------------

Net loss available to Common Shareholders                        $       (1,386,590)     $          (941,382)
--------------------------------------------------------------- ----------------------- ---------------------------

Net loss available to Common Shareholders before
  extraordinary loss and cumulative effect of change in
  accounting principle per Common Share:  Basic and Diluted      $            (0.64)     $             (0.80)
--------------------------------------------------------------- ----------------------- ---------------------------
Net loss available to Common Shareholders per Common Share:
  Basic and Diluted                                              $            (1.02)     $             (0.80)
--------------------------------------------------------------- ----------------------- ---------------------------


               The accompanying notes are an integral part of the
                             financial statements.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                        Class A          Class B                        Common
                                       Preferred        Preferred        Common          Share
                                        Shares           Shares          Shares        Warrants
                                    ---------------- ---------------- ------------- ----------------
Balance at December 31, 1997          $        --      $        --      $   7,148   $          --

Cash dividends declared                        --               --             --              --

Common Shares issued in
   connection with dividend
   reinvestments                               --               --            257              --

Issuance of common shares                      --               --          1,053              --

Issuance of warrants                           --               --             --       1,510,000

Cost of 66 shares of common
   shares acquired for treasury                --               --             --              --

Retirement of 4,816 shares of
   common shares in treasury                   --               --             --              --

Reclassification due to effect of
   common share split                          --               --          4,934              --

Net loss                                       --               --             --              --
----------------------------------- ---------------- ---------------- ------------- ----------------

Balance at December 31, 1998          $        --      $        --      $  13,392   $   1,510,000
----------------------------------- ---------------- ---------------- ------------- ----------------


                                       Additional                         Cost of
                                        Paid-in         Accumulated    Shares held in
                                        Capital           Deficit         Treasury            Total
                                    ----------------- ----------------- --------------- ------------------
Balance at December 31, 1997        $     6,286,053   $    (2,787,991)  $     (27,764)  $      3,477,446

Cash dividends declared                          --          (533,644)             --           (533,644)

Common Shares issued in
   connection with dividend
   reinvestments                            245,453                --              --            245,710

Issuance of common shares                   998,947                --              --          1,000,000

Issuance of warrants                             --                --              --          1,510,000

Cost of 66 shares of common
   shares acquired for treasury                  --                --            (329)              (329)

Retirement of 4,816 shares of
   common shares in treasury                (28,093)               --          28,093                 --

Reclassification due to effect of
   common share split                        (4,934)               --              --                 --

Net loss                                         --          (941,382)             --           (941,382)
----------------------------------- ----------------- ----------------- --------------- ------------------

Balance at December 31, 1998        $     7,497,426   $    (4,263,017)  $          --   $      4,757,801
----------------------------------- ----------------- ----------------- --------------- ------------------


                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (CONTINUED)


                                        Class A          Class B                         Common
                                       Preferred        Preferred                         Share
                                         Shares          Shares       Common Shares     Warrants
------------------------------------ --------------- ---------------- -------------- ----------------
Balance at December 31, 1998           $       --      $       --       $  13,392    $   1,510,000

Cash dividends declared                        --              --              --               --

Common Shares issued in connection
   with dividend reinvestments                 --              --             455               --

Issuance of preferred shares                7,850           3,498              --               --

Retirement of warrants                         --              --              --       (1,510,000)

Conversion of preferred shares to
   common shares                              (10)             --              34               --

Adjustments to minority interest
   resulting from changes in
   ownership of the Operating
   Partnership by the Company                  --              --              --               --

Net loss                                       --              --              --               --
------------------------------------ --------------- ---------------- -------------- ----------------

Balance at December 31, 1999           $    7,840      $    3,498       $  13,881    $          --
------------------------------------ --------------- ---------------- -------------- ----------------


                                        Additional                           Cost of
                                          Paid-in         Accumulated      Shares held
                                          Capital           Deficit        in Treasury        Total
------------------------------------ ------------------ ----------------- -------------- -----------------
Balance at December 31, 1998         $      7,497,426   $     (4,263,017) $        --    $      4,757,801

Cash dividends declared                           --            (601,017)          --            (601,017)

Common Shares issued in connection
   with dividend reinvestments               200,629                  --           --             201,084

Issuance of preferred shares              10,247,955                  --           --          10,259,303

Retirement of warrants                     1,510,000                  --           --                  --

Conversion of preferred shares to
   common shares                                 (24)                 --           --                  --

Adjustments to minority interest
   resulting from changes in
   ownership of the Operating
   Partnership by the Company              1,308,891                  --           --           1,308,891

Net loss                                          --          (1,386,590)          --          (1,386,590)
------------------------------------ ------------------ ----------------- -------------- -----------------

Balance at December 31, 1999         $    20,764,877    $     (6,250,624) $        --    $     14,539,472
------------------------------------ ------------------ ----------------- -------------- -----------------



               The accompanying notes are an integral part of the
                             financial statements.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                               1999                 1998
                                                                       ------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $  (1,386,590)      $     (941,382)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Loss allocated to minority interest                                    (2,721,695)          (1,064,501)
     Depreciation and amortization                                           1,210,404              694,366
     Amortization of discount on marketable securities                         (34,351)                  --
     Gain on sale of investment in real estate                                (686,716)                  --
     Extraordinary loss                                                        482,272                   --
     Cumulative effect of change in accounting principle                        35,565                   --
     Incentive advisory agreement termination fee paid through
       issuance of Class B Preferred Shares                                    950,000                   --
     Abandoned project pursuit costs paid through issuance of Class
       B Preferred Shares                                                    2,548,000                   --
     Equity in income of unconsolidated subsidiary                             (10,269)                  --
     Deferred rent receivable                                                  (55,662)                  --
    Net change in assets and liabilities:
      Accounts receivable, trade and other                                      12,448                4,084
      Restricted cash                                                          (45,368)            (192,081)
      Prepaid and other assets                                                  72,808              (75,268)
     Accounts payable and accrued liabilities                                 (938,325)             378,051
     Related party payable                                                       9,061                   --
     Rents received in advance                                                 (63,968)             (25,624)
     Tenant security deposits                                                   (5,071)              34,913
---------------------------------------------------------------------- ------------------- --------------------
         Net cash used in operating activities                                (627,457)          (1,187,442)
---------------------------------------------------------------------- ------------------- --------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate property                                3,138,476                   --
   Acquisitions of and additions to real estate properties                    (119,021)            (563,413)
   Purchase of marketable securities                                        (5,153,504)                  --
   Investment in unconsolidated subsidiary                                     (90,000)                  --
   Deferred costs                                                              (24,200)             (98,437)
---------------------------------------------------------------------- ------------------- --------------------
         Net cash used in investing activities                              (2,248,249)            (661,850)
---------------------------------------------------------------------- ------------------- --------------------


                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                               1999                 1998
                                                                       ------------------- --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from mortgage loans payable and note payable loan fees                   --            2,750,000
   Proceeds from related party payable                                               --            1,744,423
   Repayments of mortgage loans payable and mortgage note                      (584,459)          (1,978,038)
   Repayments on line of credit                                                (200,000)            (600,000)
   Payment of financing costs                                                        --             (766,550)
   Gross proceeds from issuance of Preferred Shares                           7,850,370                   --
   Gross proceeds from issuance of Common Shares                                 15,411            1,245,710
   Costs associated with issuance of Preferred Shares                        (1,089,067)                  --
   Dividends/distributions paid                                                (377,726)            (505,968)
   Purchase of treasury shares                                                       --                 (329)
---------------------------------------------------------------------- ------------------- --------------------
         Net cash provided by financing activities                            5,614,529            1,889,248
---------------------------------------------------------------------- ------------------- --------------------


Net increase in cash and cash equivalents                                     2,738,823               39,956

Cash and cash equivalents
   Beginning of year                                                            153,901              113,945
---------------------------------------------------------------------- ------------------- --------------------
   End of year                                                           $    2,892,724       $      153,901
---------------------------------------------------------------------- ------------------- --------------------


               The accompanying notes are an integral part of the
                             financial statements.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

Stonehaven Realty Trust (formerly, Wellington Properties Trust ) ( the "Company") was organized under the laws of the state of Maryland on March 15, 1994 to acquire, develop, own and operate investment real estate. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986, as amended (the "Code"). At December 31, 1999, the Company owned one residential property comprised of 72 apartment units and three commercial properties that contain a total of 247,546 commercial rentable square feet (unaudited). The Company's interest in the residential property is held through Lake Pointe Apartment Homes, Inc., a wholly owned subsidiary of the Company. The Company's interest in the commercial properties is held through Wellington Properties Investments, LP (the "Operating Partnership"), a Delaware limited partnership formed in 1998. The Company is the sole general partner of, and as of December 31, 1999, owns approximately a 9.00% interest in the Operating Partnership. The Company also holds an 8.00% interest in Highlander Acquisition Company, LLC ("Highlander") which owns a 154 unit residential property.

2.       BASIS OF PRESENTATION

The Company is the sole general partner of the Operating Partnership, with an approximate 9.00% interest at December 31, 1999. Minority interest at December 31, 1999 represents approximately a 91.00% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

The consolidated financial statements of the Company at December 31, 1999 and for the years ended December 31, 1999 and 1998 include the accounts and operating results of the Company, its subsidiaries and the Operating Partnership as the Company's general partnership interest provides for control over all significant Operating Partnership activities. The 1999 financial statements include the Company's 8.00% equity interest in Highlander under the equity method of accounting. All significant intercompany transactions have been eliminated in consolidation.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1999, and the reported amounts of revenues and expenses for the years ended December 31, 1999 and 1998. Actual results could differ from those estimates.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

INVESTMENTS IN REAL ESTATE AND DEPRECIATION

Real estate assets are carried at cost. The Company periodically reviews its properties for impairment and provides for a provision if impairments are determined. First, to determine if impairment may exist, the Company reviews its properties and identifies those, if any, which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, the Company estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income, among various other factors. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. The Company has not recognized impairment losses on real estate assets to date.

Depreciation expense is computed using the straight-line method based on the following useful lives:


                                                                           YEARS
                                                                    ---------------------
                       Buildings and Improvements                            40
                       Land Improvements                                     20
                       Appliances and Equipment                              7


Expenditures for tenant improvements are capitalized and amortized over the shorter of the lease term or the life of the assets. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

When a property is sold or retired, their costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the statement of operations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash and liquid investments purchased with an initial maturity date of three months or less. The carrying amount approximates fair value due to short maturity of these investments.

MARKETABLE SECURITIES

Marketable securities are classified as held to maturity. The Company's amortized cost approximates market value at December 31, 1999.

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company accounts for the investment in Highlander under the equity method. The investment is recorded initially at the Company's cost and subsequently adjusted for the Company's net equity in income or loss and cash contributions and distributions.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


DEFERRED FINANCING COSTS

Costs incurred to obtain and secure mortgage debt financing are amortized over the life of the respective loan. Accumulated amortization of deferred financing is $37,924 at December 31, 1999.

REVENUE RECOGNITION

Rental revenue from tenants is recognized on a straight-line basis over the term of the lease agreements regardless of when payments are due. Tenant recoveries include payments from commercial property tenants for reimbursement of the tenants' share of real estate taxes and certain common area maintenance costs. Such costs are recognized as revenue in the period the costs are incurred.

INCOME TAXES

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. The Company and certain of its subsidiaries are subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

For federal income tax purposes, all cash distributions paid to shareholders for 1999 and 1998 were characterized as return of capital.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, marketable securities, accounts receivable, trade and other, accounts payable and accrued liabilities and mortgage loans payable. The fair value of these financial instruments was not materially different from their carrying or contract values.

SEGMENT REPORTING

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as a single segment.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


RECLASSIFICATION

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

 In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the net unamortized balance of all start up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs should be expensed. In the first quarter of 1999, the Company reported cumulative effect of a change in accounting principle in the amount of $35,565 to reflect the write-off of the unamortized balance of organizational costs on the Company's balance sheet.

4.       ACQUISITIONS AND DISPOSITION OF INVESTMENTS IN REAL ESTATE

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On March 4, 1999, the Company acquired an 8.00% limited liability company interest in Highlander at a cost of $90,000 funded in cash.

ACQUISITION OF INVESTMENTS IN REAL ESTATE

On November 20, 1998, the Company through the Operating Partnership, acquired two office properties and one light industrial property in the Minneapolis, Minnesota metropolitan area. The combined purchase price of such properties totaled approximately $31.1 million, including closing costs. Such purchase price was funded through the issuance of an aggregate of 2,557,707 limited partnership units ("Units") in the Operating Partnership (valued at $5.37 per Unit, or an aggregate value of approximately $13.7 million) and the assumption of certain third-party indebtedness of approximately $17.1 million secured by such properties. The Units are exchangeable, under certain circumstances, on a one-for-one basis for common shares, $0.01 par value per share from and after the one-year anniversary of the date of issuance. As a result of this transaction, the Company appointed Duane H. Lund as its Chief Executive Officer and further expanded its Board of Trustees with the election of Steven B. Hoyt and Paul T. Lambert. An aggregate of 2,410,976 of the Units issued were to Messrs. Hoyt, Lambert and Lund, directly and indirectly, through their ownership in the entity of American Real Estate Equities, LLC ("AREE") and related owners thereof. Effective June 30, 1999, 838,372 of these Units were returned to the Company and canceled.

DISPOSITION OF INVESTMENT  IN REAL ESTATE

On November 16, 1999, the Company disposed of Maple Grove Apartments, a 304 unit apartment community in Madison, Wisconsin. Sale consideration totaled $16,700,000, which included the assumption of approximately $12,630,000 of mortgage indebtedness. The gain from the disposition of

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


this property totaled $686,716.

5.       MORTGAGE LOANS AND NOTES PAYABLE

Mortgage loans and notes payable as of December 31, 1999 consisted of the following:


                                                                   Amount                   Payment Terms
                                                                   ------                   -------------
First Union National Bank, 7.600%,
maturing March 11, 2008, collateralized by
the Lake Pointe residential property and an                                       Monthly principal and interest of
assignment of rents and security agreement                        $    2,711,401                  $19,417

GMAC Commercial Mortgage Corporation, 7.000%, maturing
February 1, 2008, collateralized by the Nicollet
commercial property and an assignment of rents and                                Monthly principal and interest of
security agreement**                                                   2,304,922                  $15,635

Commercial Development Revenue Refunding Bonds-Series
1996A issued by City of Minneapolis, Minnesota, variable
rates ranging from 5.25% to 7.25%, maturing May 1, 2015,                            Principal payable annually in
collateralized by the Thresher Square East commercial                              amounts ranging from $140,000 to
property and an assignment of rents and security agreement*                         $395,000 and interest payable
                                                                       3,955,000             semi-annually

Commercial Development Revenue Refunding Bonds-dated
October 1, 1992 issued by the City of Minneapolis,
variable rates ranging from 6.50% to 7.60%, maturing June                           Principal payable annually in
1, 2010, collateralized by the Thresher Square West                                amounts ranging from $170,000 to
commercial property and an assignment of rents and                                  $375,000 and interest payable
security agreement*                                                    2,965,000             semi-annually

Bremer Bank, NA, variable rate (effective rate of 9.50%
at December 31, 1999), maturing October 1, 2000,
collateralized by the Cold Springs commercial property                            Monthly principal and interest of
                                                                       5,479,624               $51,518

Bremer Business Financial Corp, variable rate (effective
rate of 11.50% at December 31, 1999), maturing
September 30, 2000, collateralized by the Cold Springs                            Monthly interest at a variable
commercial property                                                    1,875,000            interest rate
                                                               -----------------
                                                                  $   19,290,947
                                                               =================


* A Trustee of the Company has guaranteed an aggregate of $676,935 with respect to these notes payable.
** A Trustee of the Company and his spouse have fully guaranteed this mortgage loan.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


The mortgage loans and notes payable mature as follows:


                   Year ending December 31, 2000                        $    7,736,104
                   2001                                                        410,991
                   2002                                                        440,242
                   2003                                                        469,817
                   2004                                                        499,159
                   Thereafter                                                9,734,634


During 1998, the Company obtained a line of credit for $300,000 with Milwaukee Western Bank. This line of credit and was paid off and expired during 1999.

6.       SHARES, WARRANTS AND OPTIONS

On November 16, 1998, the Company issued 166,666 Common Shares to AREE in exchange for $1,000,000.

On March 16, 1999, the Company's Board of Trustees declared a stock split of
4.75 Common Shares for each 3.00 Common Shares, effective on March 24, 1999 to shareholders of record as of March 22, 1999 ("Stock Split"). The Operating Partnership simultaneously declared a split of 4.75 Units for each 3.00 Units effective on March 24, 1999 to holders of Units of record as of March 22, 1999. All amounts herein have been adjusted to give effect to the Stock Split.

On August 12, 1999, the Company issued 349,800 Class B Junior Cumulative Convertible Preferred Shares ("Class B Preferred Shares"). Of the total, 95,000 Class B Preferred Shares were issued to Wellington Management Company ("WMC") as consideration for the termination of the advisory incentive agreement between the Company and WMC. The Chairman of the Board of Trustees of the Company is the President and Chief Executive Officer of WMC and holds an aggregate 41.8% direct and indirect interest in WMC. The remaining 254,800 Class B Preferred Shares were issued to AREE as consideration for payment of advances to the Company for working capital purposes, costs incurred in connection with the Company's 1998 commercial acquisitions and payments for abandoned project pursuit costs. The Class B Preferred Shares were issued for a value of $10.00 per share. The Class B Preferred Shares bear the same rights, terms and preferences as the Class A Preferred Shares (defined below), but rank junior as to payment of dividends and distributions upon liquidation. The Class B Preferred Shares are entitled to vote as a class on certain matters that affect their respective rights.

On October 28, 1999, the Company issued 700,000 Class A Cumulative Convertible Preferred Shares ("Class A Preferred Shares") to the public ("Preferred Offering"). Each of the Class A Preferred Shares is entitled, at all meetings of shareholders, to 3.448 votes, the number of Common Shares into which they are convertible, subject to adjustment for stock splits and similar events. The Class A Preferred Shares are entitled to vote as a class on certain matters that affect their respective rights. The Class A Preferred Shares bear a liquidation value of $10.00 per share and accrue a dividend equal to $0.475 per

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


share, with such dividend payable every six months. The Class A Preferred Shares are convertible into the number of Common Shares equal to the quotient obtained by dividing (1) $10.00 plus any dividends then accrued but unpaid on the Class A Preferred Shares, by (2) $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares. The Company has the right to redeem the Class A Preferred Shares, under certain circumstances, after the two-year anniversary date of the initial closing of the Preferred Offering. Proceeds from the Preferred Offering, net of underwriters' discount and total offering expenses, were $6,016,718.

On December 16, 1999, in connection with a 45-day option to purchase additional Class A Preferred Shares solely to cover any overallotments of the Preferred Offering, the Company issued 85,037 additional Class A Preferred Shares. Proceeds from this sale of additional Class A Preferred Shares, net of underwriters' discount and total offering expenses, were $744,585.

In connection with the Preferred Offering, the Company issued to a representative of the underwriters a warrant to purchase 35,500 Class A Preferred Shares at a price of $10.00 per share. The warrants issued to the underwriters' representative will become exercisable one year after date of issuance and will be exercisable for a period of four years thereafter. The warrants contain provisions for (1) "cashless exercise," whereby the underwriters' representative may forfeit a portion of the warrants at the time of exercise in lieu of the cash payment of the exercise price, (2) appropriate adjustment in the event of a merger, consolidation, recapitalization, reclassification, share dividend, shared split or similar transaction, (3) a one-time right to demand registration of the Common Shares underlying the warrants under the Securities Act of 1933, and (4) participation of the Common Shares underlying such warrant, on a "piggy-back" basis, in specified registrations by the Company during the duration of the underwriters' warrant and for two years thereafter.

On December 31, 1999, 1,000 Class A Preferred Shares were converted into 3,448 Common Shares.

At December 31, 1999, no dividends had been declared on the Class A Preferred Shares and/or Class B Preferred Shares.

On March 5, 1998, the Company issued warrants to Credit Suisse First Boston Mortgage LLC in connection with the refinancing of debt. The warrants provide for the right to purchase 47,500 Common Shares at a price of $5.37 per Common Share. The warrant is exercisable at any time through March 5, 2008. The warrant was not exercised during the year ended December 31, 1999.

On November 16, 1998, the Company issued warrants to acquire up to 791,667 Common Shares to each of AREE and WMC. The warrants were to become exercisable one year after the date of issuance and would be exercisable for a nine-year period thereafter, at an exercise price of $5.37 per Common Share with respect to 395,833 warrants held by each of AREE and WMC, $6.47 per Common Share with respect to 197,917 warrants held by each of AREE and WMC, $7.74 per Common Share with respect to 118,750 warrants held by each of AREE and WMC and $9.32 per Common Share with respect to 79,167 warrants held by each of AREE and WMC. Effective June 30, 1999, all such warrants were returned to the Company and canceled.

The Company maintains a dividend reinvestment and share purchase plan whereby holders of Common Shares may automatically reinvest cash dividends into additional Common Shares. Under the plan,

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


certain investors may also make optional cash payments on a quarterly basis to acquire even more Common Shares. The price of the shares sold under the plan is the average of the high and low sale prices of the Company's Common Shares on the scheduled date of reinvestment.

On May 27, 1998, in accordance with the Company's former stock option plan ("Former Plan") the Company granted options as to 54,387 Common Shares to then employees and Trustees of the Company. The options are exercisable on any date through May 26, 2008 at a price of $5.37 per share. The options were not exercised during the year ended December 31, 1999 and no new options have been granted.

On November 16, 1998, the shareholders of the Company adopted the 1998 Share Option Plan ("Current Plan") which provides for the granting of share options to officers, trustees and employees at a price determined by a formula in the plan agreement. The options are to be exercisable over a period of time determined by the Plan Committee, but no longer than ten years after the grant date. Compensation resulting from the share options is initially measured at the grant date based on fair market value of the shares. In connection with employment agreements during 1999, in accordance with the Current Plan, the Company issued options to purchase 80,000 Common Shares at $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares to each of the Company's Chief Executive Officer and President.

The following summarizes the Company's activity relative to warrants and options:


                                                 Options for Common      Warrants for Common       Range of Exercise
                                                       Shares            and Preferred Shares       Price per Share
                                                 ------------------      -------------------       -----------------
Outstanding at December 31, 1997                                 --                       --               --
Granted - March 1998                                             --                   47,500             $5.37
Granted - May 1998                                           54,387                       --             $5.37
                                                 ------------------      -------------------
Outstanding at December 31, 1998                             54,387                   47,500             $5.37
Granted - October 1999 (a)                                   80,000                       --             $2.90
Granted - October 1999 (a)                                   80,000                       --             $2.90
Granted - October 1999 (b)                                       --                   35,500              (b)
                                                 ------------------      -------------------
Outstanding at December 31, 1999                            214,387                   83,000         $2.90 - $5.37
                                                 ==================      ===================
Exercisable at December 31, 1999                            134,387                   47,500         $2.90 - $5.37
                                                 ==================      ===================


(a) The options expire on September 30, 2009 and are exercisable as to 40,000 Common Shares on December 31, 1999 and, if specified financial goals are met, an additional 40,000 Common Shares become exercisable on December 31, 2000.
(b) Warrants are for Class A Preferred Shares. The warrants will become exercisable on October 28, 2000 at a price of $10.00 per Class A Preferred Shares (3.448 conversion rate to Common Shares) and expire on October 28, 2004.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock incentive plans. Accordingly, no compensation expense has been recognized in the consolidated statements of operations. Had compensation expense for the Company's stock incentive plans been determined based upon the fair value at the grant date for awards under the Stock Incentive Plans consistent with the methodology prescribed under Statement of Financial

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Accounting Standards No. 123 "Accounting for Stock-Based Compensation", net loss and loss per share would have been the pro forma amounts indicated in the table below:


                                                                           1999                  1998
                                                                        -----------           ----------
  Net loss available to Common Shares, as reported                  $    (1,386,590)       $    (941,382)
  Net loss available to Common Shares, pro forma                         (1,620,985)          (2,539,157)
  Loss per share - basic and diluted, as reported                             (1.02)               (0.80)
  Loss per share - basic and diluted, pro forma                               (1.15)               (1.76)

The assumptions used in estimating the fair value on the grant date using the Black-Scholes option pricing model are as follows:


                                                                   1999              1998
                                                                ----------        -------
              Risk-free interest rate                                6.03%            5.65%
              Expected life in years                                 3.68             4.46
              Expected volatility                                   53.15%           38.26%
              Expected dividend yield                                8.18%            7.78%


7.       LOSS PER SHARE

The Company has adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") for all periods presented herein. Net loss per weighted average Common Share outstanding - basic and net loss per weighted average Common Share outstanding - diluted is computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding as of December 31, 1999 and December 31, 1998 were 1,361,309 and 1,175,438, respectively. Common share equivalents include outstanding convertible preferred shares, warrants and stock options, and are not included in net loss per weighted average Common Share outstanding - diluted as they would be anti-dilutive.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                           For the year ended December 31,
                                                                ---------------------------------------------------
                                                                         1999                      1998
                                                                ----------------------- ---------------------------
NUMERATOR
Loss before extraordinary loss and cumulative effect of
  change in accounting principle                                 $         (868,753)     $          (941,382)
Extraordinary loss                                                         (482,272)                      --
Cumulative effect of change in accounting principle                         (35,565)                      --
--------------------------------------------------------------- ----------------------- ---------------------------
Net Loss                                                                 (1,386,590)                (941,382)
Preferred Share Dividends                                                        --                       --
--------------------------------------------------------------- ----------------------- ---------------------------

Net loss available to Common Shareholders                        $       (1,386,590)     $          (941,382)
=============================================================== ======================= ===========================

DENOMINATOR
Weighted average Common Shares Outstanding at December 31,
  1999 and 1998, respectively:  Basic and Diluted                         1,361,309                1,175,438

BASIC AND DILUTED EPS
Net loss available to Common Shareholders before
  extraordinary loss and cumulative effect of change in
  accounting principle                                           $            (0.64)      $            (0.80)
Extraordinary loss                                                            (0.35)                      --
Cumulative effect of change in accounting principle                           (0.03)                      --
--------------------------------------------------------------- ----------------------- ---------------------------

Net loss available to Common Shareholders                        $            (1.02)      $            (0.80)
=============================================================== ======================= ===========================



8.       DIVIDENDS/DISTRIBUTIONS

During 1999 and 1998, cash distributions declared totaled $0.44 and $0.44, respectively per Common Share. Total cash distributions to shareholders for 1999 and 1998 represented 100% return of capital to the shareholders.

During 1999 and 1998, cash distributions totaled $0.44 and $0.11, respectively per Unit of the Operating Partnership.

9.       EXTRAORDINARY LOSS

On June 30, 1999, in connection with the agreements of that same date, discussed below, the Company recorded an extraordinary loss of $377,647 representing the unamortized deferred financing fees associated with the expiration of the Company's non-revolving line of credit facility.

On November 16, 1999, in connection with the sale of the Maple Grove property, the Company paid off the mortgage loan on the property and recorded an extraordinary loss of $104,625 representing the

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


unamortized deferred financing fees associated with the mortgage loan.

10.      RELATED PARTY TRANSACTIONS

MANAGEMENT FEES

The Company has entered into property management agreements with WMC Realty, Inc. ("WRI"), a wholly-owned subsidiary of WMC, an affiliate of the Company in which the Company's Chairman of the Board of Trustees is President and Chief Executive Officer, and Hoyt Properties, Inc. ("Hoyt"), an entity controlled by a Trustee of the Company to serve as property managers of properties owned by the Company. The property managers manage the day to day operations of the properties and receive a management fee for this service. Management fees consisted of $195,523 to Hoyt and $138,464 to WRI for the year ended December 31, 1999 and $31,503 to Hoyt and $149,386 to WRI for the year ended December 31, 1998.

INCENTIVE ADVISORY AGREEMENT AND  TERMINATION FEE

On August 2, 1994, the Company contracted to retain WMC to serve as advisor to the Company. In payment for these services, the advisor received a fee equal to 5% of the gross proceeds of the public share offering of Common Shares, which terminated on October 1995. In addition, the advisor was entitled to receive an incentive advisory fee equal to 10% of the realized gain with respect to each sale or refinancing of property owned by the Company. In the event a property was sold at a loss, no incentive advisory fee was earned until the amount of the loss had been offset by gains from other sales. In addition, the advisor was entitled to recover certain expenses including travel, legal, accounting and insurance. Fees for services, such as legal and accounting, provided by the advisor's employees, in the opinion of the advisor, may not have exceeded fees that would have been charged by independent third parties. During 1998, no incentive advisory fees were paid in connection with this agreement and expenses related to this agreement totaled $149,178. As discussed below, this agreement was terminated on November 20, 1998.

The initial term of the incentive advisory agreement ended on December 31, 1995 and had been renewed automatically each year. In connection with the purchase of properties by the Operating Partnership, the Company terminated the incentive advisory agreement with WMC on November 20, 1998. The termination fee, payable to WMC, was to be determined by taking 1% of the first $150,000,000 of the aggregate gross purchase price for properties acquired by the Operating Partnership plus 0.25% of the aggregate gross purchase price for properties acquired in excess of $150,000,000. Fees paid to terminate the incentive advisory agreement with WMC amounted to $950,000 and $310,000 for the years ended December 31, 1999 and 1998, respectively. As discussed below, the 1999 fee was paid by the issuance of 95,000 Class B Preferred Shares.

ABANDONED PROJECT PURSUIT COSTS AND REIMBURSEMENT OF CERTAIN EXPENSES TO RELATED PARTIES

During 1998 and through June 30, 1999, the Operating Partnership was in negotiations with AREE regarding the reimbursement by the Operating Partnership to AREE of certain costs and expenses

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


incurred by AREE related to the potential acquisition of properties and certain administrative expenses. As a result of the negotiations, the Company, through the Operating Partnership agreed to reimburse AREE for certain costs as further discussed below.

In connection with the negotiations during 1998 by the Company with respect to the contribution agreement between AREE and the Operating Partnership, a $240,000 advance was paid to WMC by AREE for the benefit of the Operating Partnership. At December 31, 1998, this amount was reflected as an advance to related party, with a related liability recorded due to AREE. Under the terms of the contribution agreement, the advance was to be repaid to AREE in the event certain transactions closed before December 31, 1998. Due to the uncertainty of the collectibility of this advance, the entire amount was reserved as uncollectible as of December 31, 1998 and in connection with the agreement discussed below, was written off as of June 30, 1999.

In the second quarter of 1999, due principally to the fact that the Operating Partnership acquired only three properties since November 1998, the Company entered into discussions with AREE and WMC. As a result of these discussions, the following occurred during 1999:

    o Recipients of 838,372 Units, received in the November 1998 acquisitions, returned such Units to the Company for cancellation.

    o AREE returned the warrant covering 791,667 Common Shares to the Company. Further, the Company issued 254,800 Class B Preferred Shares to AREE as consideration for an aggregate of $2,548,000 representing advances to the Company for working capital purposes and costs incurred in connection with the November 1998 acquisitions and certain abandoned project pursuit costs.

    o As consideration for the termination of the advisory agreement between the Company and WMC, WMC returned the warrant covering 791,667 Common Shares to the Company, the Company issued 95,000 Class B Preferred Shares to WMC and WMC retained cash payments of $550,000 received during 1998.

LISTING AGREEMENTS

In January 1998, the Company entered into two listing agreements with WRI. The agreements provided that WRI would receive a fee equal to 3% of the sales price in the event of a sale of either of the Company's then held residential properties, Maple Grove or Lake Pointe. In connection with the sale of Maple Grove Apartments on November 16, 1999, WRI received a fee totaling $501,000 and the agreement in regard to Maple Grove was terminated.

RENTAL INCOME

During 1999, the Company recognized revenue of $23,010 on office space leased to Hoyt.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


INSURANCE

From time to time, the Company has purchased insurance through another affiliate of WMC, Wellington Insurance Services, Inc., which received a commission of those sales equal to 15% of scheduled premiums. These commissions totaled $10,000 and $8,660 for the years ended December 31, 1999 and 1998, respectively.

11.  RENTALS UNDER OPERATING LEASES

The Company and its subsidiaries lease residential and commercial space to individual and corporate tenants. These leases expire at various times through 2005. The following is a schedule by year of minimum rental income under such operating leases.


                           YEAR ENDING DECEMBER 31,
                           2000                                         $    2,575,802
                           2001                                              1,998,724
                           2002                                              1,014,165
                           2003                                                435,613
                           2004                                                305,274
                           Thereafter                                           70,516
                                                                      ----------------
                                                                        $    6,400,094
                                                                      ================


The total minimum future rentals presented above do not include amounts that may be received from commercial properties as tenant reimbursements.

During 1999, 13.30% of the Company's rental revenue was earned from one major tenant. During 1998, no tenant represented 10% or more of total rental revenue.

One of the commercial properties has one primary tenant who leases 55% of that property's rentable square footage and 17% of the Company's aggregate rentable square footage of its commercial portfolio. The future minimum rental income from this tenant represents approximately 20% of the above total.

12.      COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


13.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS


                                                                              YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                          1999                      1998
                                                                  ----------------------- ---------------------
Interest paid                                                     $         2,593,502       $         1,326,606
                                                                  ======================= =====================
Supplemental schedule of noncash investing and
   financing activities:

Dividends/distributions payable                                   $           861,828       $           443,018
                                                                  ----------------------- ---------------------

Conversion of Class A Preferred Shares for Common Shares:
     Preferred shares                                             $               (10)      $                --
     Common Shares                                                                 34                        --
     Additional paid in capital                                                   (24)                       --
                                                                  ----------------------- ---------------------
                                                                  $                --       $                --
                                                                  ======================= =====================

In connection with the sale of Maple Grove, the following assets and liabilities were disposed:

     Gain on sale of investment in real estate                    $           686,716       $                --
     Disposition of investment in real estate                              14,953,942                        --
     Restricted cash                                                          208,415                        --
     Mortgage loan assumed by purchaser                                   (12,629,744)                       --
     Tenant security deposits                                                 (80,853)                       --
                                                                  ----------------------- ---------------------
        Proceeds from disposition                                 $         3,138,476       $                --
                                                                  ======================= =====================

In connection with the commercial real estate investments acquired in November 1998 , the following assets and liabilities were assumed:

     Real estate investments                                      $                --       $        30,797,781
     Mortgage loans payable                                                        --               (17,066,935)
     Minority interests/operating partnership units                                --               (13,730,846)
                                                                  ----------------------- ---------------------
                                                                  $                --       $                --
                                                                  ======================= =====================


                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                             YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                           1999                   1998
                                                                  ----------------------- -------------------
In connection with agreements during 1999, the
  following charges were financed:

Termination of incentive advisory contract for Class
  B Preferred Shares:
     Incentive advisory agreement termination fee                 $          (950,000)      $             --
     Preferred shares                                                             950                     --
     Additional paid-in capital                                               949,050                     --
                                                                  ----------------------- -------------------
                                                                  $                --       $             --
                                                                  ======================= ===================

In connection with agreements during 1999, the following charges were financed:

Nonrecurring charges paid through issuance of
  Class B Preferred Shares:
     Abandoned project pursuit costs                              $        (2,548,000)      $             --
     Preferred shares                                                           2,548                     --
     Additional paid-in capital                                             2,545,452                     --
                                                                  ----------------------- -------------------
                                                                  $                --       $             --
                                                                  ======================= ===================


                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


14.      QUARTERLY DATA (UNAUDITED)


                                                              Year End December 31, 1999
                                      ---------------------------------------------------------------------------
                                       First Quarter      Second Quarter      Third Quarter       Fourth Quarter
                                      ---------------    ----------------    ---------------     ----------------
Total revenues                        $     1,672,655    $     1,772,234     $     1,814,055     $     1,637,613
                                      ===============    ===============     ===============     ===============
Equity in income of unconsolidated
  subsidiary                                      915              3,118               3,118               3,118
(Income) loss allocated to
  minority interest                           193,466          2,714,400              35,197            (221,368)
Loss from operations                          (66,475)        (1,057,066)            (27,847)           (404,081)
Gain on sale of investment in real
  estate                                           --                 --                  --             686,716
                                      ---------------    ----------------    ---------------     ----------------
Income (loss) before extraordinary
  loss and cumulative effect of
  change in accounting principle              (66,475)        (1,057,066)            (27,847)            282,635
Extraordinary loss                                 --           (377,647)                 --            (104,625)
Cumulative effect of change in
  accounting principle                        (35,565)                --                  --                  --
                                      ---------------    ----------------    ---------------     ----------------
Net income (loss)                            (102,040)        (1,434,713)            (27,847)            178,010

Preferred Share Dividends                          --                 --                  --                  --
                                      ---------------    ----------------    ---------------     ----------------
Net income (loss) available to
  Common Shareholders                 $      (102,040)   $    (1,434,713)    $       (27,847)    $       178,010
                                      ===============    ===============     ===============     ===============
Net income (loss) available to
  Common Shareholders before
  extraordinary loss and cumulative
  effect of change in accounting
  principle per Common
  Share:
  Basic                               $         (0.05)   $         (0.78)    $         (0.02)    $          0.20
                                      ===============    ===============     ===============     ===============
  Diluted                             $         (0.05)   $         (0.78)    $         (0.02)    $          0.08
                                      ===============    ===============     ===============     ===============
Net income (loss) available to
  Common Shareholders per Common
  Share:
  Basic                               $         (0.08)   $         (1.06)    $         (0.02)    $          0.13
                                      ===============    ===============     ===============     ===============
  Diluted                             $         (0.08)   $         (1.06)    $         (0.02)    $          0.05
                                      ===============    ===============     ===============     ===============


Each quarter during 1999 has been restated to reflect adjustments arising in the proper quarterly periods.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


15.      SUBSEQUENT EVENTS

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 Units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by AREE into 808,482 Common Shares.

On February 24, 2000, the Company acquired NETLink International, Inc., ("Netlink") a privately held Internet consulting and web development company, in exchange for 914,286 Common Shares (valued at $4.375 per share or an aggregate of $4.0 million). Further by agreement, the Company set aside a pool of options as to 200,000 Common Shares for future award to employees of Netlink. In connection with the acquisition, the Chief Executive Officer of Netlink was appointed President of the Company and will become a member of the Board of Trustees of the Company upon the earlier of the Company's next Annual Meeting of Shareholders or should a vacancy arise among the current Board of Trustees of the Company; the Chief Financial Officer of Netlink, was appointed Chief Financial Officer of the Company; and the employment contract of the Chief Executive Officer was required to be extended to be co-terminous with that of the President.

Effective February 24, 2000, the employment contract of the President provides for an annual base salary of $120,000 and bonus at the discretion of the Compensation Committee for a two year period. In addition, the Company issued to the President options as to 1.0 million Common Shares at a price of $5.375 per share. The options are exercisable as to 500,000 shares immediately, with options as to 62,500 shares exercisable quarterly, commencing May 24, 2000. The employment contract of the Chief Executive Officer provides for an annual base salary of $80,000 and bonus at the discretion of the Compensation Committee for a two year period. In addition, the Company issued to the Chief Executive Officer options as to 666,667 Common Shares at a price of $6.375 per share. The options are exercisable as to 333,333 shares immediately, with options as to 41,666.75 shares exercisable quarterly, commencing May 24, 2000.

On February 29, 2000, the Company, through the Operating Partnership, acquired three commercial real estate properties located in suburban Minneapolis, Minnesota from Plymouth Partners II, of which a Trustee of the Company is a principal, for a total price of $6,716,060. The purchase price was funded through the issuance of an aggregate of 181,629 Units in the Operating Partnership (valued at $4.375 per Unit, or an aggregate value of $794,627), the assumption of certain third-party debt totaling $4,449,505 secured by such properties and the balance paid in cash.