Form 10QSB
period 2000-03-31
STONEHAVEN REALTY TRUST
filed 2000-05-12
CIK 928953

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

--------------------------------------------------------------------------------


                         Commission File Number: 0-25074

                             STONEHAVEN REALTY TRUST
             (Exact name of registrant as specified in its charter)

                Maryland                                   39-6594066
     (State or other jurisdiction                       (I.R.S. Employer
           of incorporation)                         Identification Number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _____

As of May 5, 2000, 4,932,631 shares of the issuer's common shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes     ;  No  X
(Added by Exch Act Rel No. 31905, eff 4/26/93.)                -----     -----


              This report contains 17 pages. There is one exhibit.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                                   FORM 10QSB
                                      INDEX

PART I.   Financial Information

Consolidated Balance Sheet - March 31, 2000                             Page 3

Consolidated Statements of Operations -
three months ended March 31, 2000 and March 31, 1999                    Page 4

Consolidated Statements of Cash Flows -
three months ended March 31, 2000 and March 31, 1999                    Page 5

Notes to Consolidated Financial Statements                              Page 6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                   Page 13

PART II.  Other Information

Other Information                                                       Page 16

Exhibits and Reports on Form 8-K                                        Page 16

Signatures                                                              Page 17


                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

ASSETS
Investments in real estate:
   Land                                                                             $  7,923,938
   Buildings and improvements                                                         33,497,772
   Appliances, furniture, fixtures and equipment                                         239,041
------------------------------------------------------------------------------------------------
                                                                                      41,660,751
   Accumulated depreciation                                                           (1,211,054)
------------------------------------------------------------------------------------------------
                                                                                      40,449,697
Cash and cash equivalents                                                              6,708,755
Accounts receivable, trade and other                                                     765,290
Restricted cash                                                                          951,368
Investment in unconsolidated subsidiary                                                   94,700
Deferred rents receivable                                                                 65,697
Goodwill, net                                                                          4,366,736
Deferred financing costs, net                                                            296,485
Prepaid expenses and other assets                                                        151,777
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 53,850,505
------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage loans and notes payable                                                    $ 23,698,579
Line of credit                                                                           235,966
Related party note payable                                                               750,000
Accounts payable and accrued expenses                                                  1,305,370
Deferred revenue, rents received in advance and security deposits                        236,069
Dividends/distributions payable                                                        1,082,634
------------------------------------------------------------------------------------------------
Total liabilities                                                                     27,308,618
------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                             929,982
------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred Shares - $0.01 par value, 10,000,000 authorized: 707,834 Class A cumulative convertible shares issued and outstanding, $10.00 per share
   liquidation preference;                                                                 7,078
   95,000 Class B junior cumulative convertible shares issued and outstanding,
   $10.00 per share liquidation preference                                                   950

Common Shares - $0.01 par value, 100,000,000 authorized; 4,858,802 shares
   issued and outstanding                                                                 48,588
Additional paid-in capital                                                            32,644,889
Accumulated deficit                                                                   (7,089,600)
------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            25,611,905
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 53,850,505
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of the financial statements.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------------
                                                                       2000           1999
                                                                                 (AS RESTATED)
                                                               ------------------------------------
REVENUES
Rental revenue                                                     $   787,151    $ 1,326,551
Tenant recoveries                                                      388,877        331,667
Professional services and sales of hardware and software               461,163             --
Interest and other                                                     106,397         14,437
---------------------------------------------------------------------------------------------
Total revenues                                                       1,743,588      1,672,655
---------------------------------------------------------------------------------------------
EXPENSES
Costs related to sales of hardware, software and professional
    services                                                           314,684             --
Property, operating and maintenance                                    213,461        355,859
Advertising and promotion                                                1,800         16,456
Property taxes and insurance                                           219,942        316,865
Depreciation and amortization                                          334,437        323,577
Interest                                                               428,828        644,988
General and administrative                                             471,180        193,141
Management fees                                                         58,481         82,625
---------------------------------------------------------------------------------------------
Total expenses                                                       2,042,813      1,933,511
---------------------------------------------------------------------------------------------
Loss from operations before equity in income of
unconsolidated subsidiary and loss allocated to minority
interest                                                              (299,225)      (260,856)
Equity in income of unconsolidated subsidiary                            1,856            915
Loss allocated to minority interest                                    160,377        193,466
---------------------------------------------------------------------------------------------
Loss from operations                                                  (136,992)       (66,475)
Cumulative effect of change in accounting principle                         --        (35,565)
---------------------------------------------------------------------------------------------
Net Loss                                                              (136,992)      (102,040)
Preferred Share Dividends                                             (328,495)            --
---------------------------------------------------------------------------------------------
Net loss available to Common Shareholders                          $  (465,487)   $  (102,040)
---------------------------------------------------------------------------------------------
Net loss available to Common Shareholders before cumulative
effect of change in accounting principle per Common Share:
Basic and Diluted                                                  $     (0.16)   $     (0.05)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Net loss available to Common Shareholders per Common Share:
Basic and Diluted                                                  $     (0.16)   $     (0.08)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
 Weighted average number of Common Shares outstanding                2,902,524      1,349,552
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of the financial statements.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------------
                                                                           2000               1999
                                                                      --------------   -------------------
                                                                                       (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $  (136,992)      $  (102,040)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Depreciation and amortization                                          334,437           321,959
     Loss allocated to minority interest                                   (160,377)         (193,466)
     Cumulative effect of change in accounting principle                         --            35,565
     Equity in income of unconsolidated subsidiary                           (1,856)             (915)
     Deferred rent receivable                                               (10,035)               --
   Net change in assets and liabilities:
     Accounts receivable, trade and other                                  (330,989)            1,432
     Restricted cash                                                       (240,430)          (62,040)
     Prepaid and other assets                                               (29,444)           72,980
     Accounts payable and accrued liabilities                               435,627           151,602
     Related party payable                                                   (9,297)           65,228
     Deferred revenue and rents received in advance                         114,091                --
     Tenant security deposits                                                20,125              (402)
----------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by operating activities                (15,140)          289,903
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of and additions to real estate properties                (1,544,943)          (51,645)
   Cash proceeds received from acquisition of consolidated subsidiary       160,759                --
   Redemption of marketable securities                                    5,187,855                --
   Investment in unconsolidated subsidiary                                    7,425           (90,000)
----------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities              3,811,096          (141,645)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                                             167,500                --
   Payments on mortgage loans and notes payable                             (42,368)          (74,237)
   Dividends/distributions paid                                            (152,689)         (100,996)
   Gross proceeds from issuance of common shares                             47,632             9,521
----------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                 20,075          (165,712)
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      3,816,031           (17,454)

Cash and cash equivalents

   Beginning of period                                                    2,892,724           153,901
----------------------------------------------------------------------------------------------------------
   End of period                                                        $ 6,708,755       $   136,447
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of the financial statements.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Stonehaven Realty Trust ("Company") is a real estate investment trust ("REIT") organized in the state of Maryland. The Company was formed on March 15, 1994 to acquire, develop, own, and operate investment real estate. As of March 31, 2000, the Company owned one residential and six commercial properties that contain a total of 72 apartment units and approximately 326,000 commercial rentable square feet. The Company's interest in the commercial properties is held through Wellington Properties Investments, LP (the "Operating Partnership"), a Delaware limited partnership formed in 1998. The Company is the sole general partner of, and as of March 31, 2000, owns an approximately 91.8% interest in the Operating Partnership. On February 24, 2000, the Company acquired by merger Netlink International, Inc., a privately held Minnesota corporation which is an Internet consulting and web development company.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring items) necessary for a fair statement of the financial position of the Company as of March 31, 2000, the results of its operations for the three month periods ended March 31, 2000 and 1999, and its cash flows for the three month periods ended March 31, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB for the year ended December 31, 1999.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2000, and the reported amounts of revenues and expenses for the three months ended March 31, 2000 and 1999. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue generated from professional services and sales of hardware and software is recognized as services and goods are provided. Services billed in advance are recorded as deferred revenue and recognized when revenue is earned.

GOODWILL

Goodwill incurred in connection with the acquisition of Netlink is amortized on a straight-line basis over an estimated useful life of three years.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 - ACQUISITION OF PROPERTIES AND CONSOLIDATED SUBSIDIARY

On February 29, 2000, the Company through the Operating Partnership, acquired three commercial real estate properties leased for office purposes located in suburban Minneapolis, Minnesota (the "Plymouth Properties"). The properties were purchased from Plymouth Partners II, LLC of which a Trustee of the Company, is the Chief Manager and co-owner. The purchase price of approximately $6,746,000, was funded through the issuance of an aggregate of 181,629 limited partnership units ("Units") in Operating Partnership (valued at $4.375 per Unit, or an aggregate value of approximately $795,000), the assumption of certain third-party debt totaling approximately $4,450,000, secured by such properties, and the balance paid in cash. The acquisition was accounted for using the purchase method of accounting.

On February 24, 2000, the Company acquired by merger Netlink International, Inc. ("Netlink"), a privately held Minnesota corporation which is an Internet consulting and web development company. The acquisition was accounted for using the purchase method of accounting and was accomplished by exchanging 914,286 of the Company's common shares for all of the issued and outstanding stock of Netlink valued at $4.375 per share, or an aggregate of approximately $4.0 million. Assets acquired of cash ($161,000), accounts receivable ($431,000), fixed assets and other ($149,000), net of liabilities assumed ($1,241,000), resulted in goodwill recorded at approximately $4,500,000.

 The following pro forma condensed consolidated financial information presented below is as if the acquisitions of the Plymouth Properties and Netlink and the disposition of Maple Grove had occurred on January 1, 1999. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if the acquisitions or disposition had been consummated on January 1, 1999, nor does the pro forma information purport to represent the results of operations for future periods.


                                               FOR THE THREE MONTHS ENDED MARCH 31
                                                   2000                  1999
                                               -------------       ---------------
      Pro forma total revenues                 $  2,515,650         $  2,623,849
      Pro forma loss available to
        Common Shareholders                    $   (640,641)        $   (259,094)
      Pro forma loss per Common Share
         Basic                                 $      (0.19)        $      (0.11)
         Diluted                               $      (0.19)        $      (0.11)



NOTE 4 - MORTGAGE LOANS AND NOTES PAYABLE

In connection with the acquisition of the Plymouth Properties, the Company assumed mortgage notes payable to Century Bank NA which total $4,442,491 as of March 31, 2000. The notes require aggregate monthly payments of $34,186 including interest at fixed rate of 7.625% per annum. The mortgage notes are due May 31, 2002 and are collateralized by the Plymouth Properties and an assignment of rents. A Trustee of the Company has guaranteed these mortgage loans payable.

In connection with the acquisition of Netlink, the Company assumed two notes payable. The first is a line of credit with Excel Bank which totals $235,966 as of March 31, 2000. The line of credit is guaranteed by the Company and provides for advances up to an aggregate amount of the lesser of $450,000 or the borrowing base (a percentage of eligible receivables as defined in the agreement). Monthly payments of interest are required at a variable rate equal to the Excel Bank Base Rate, which

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


as of March 31, 2000 was 8.75% per annum. The second is a note payable to the Chief Executive Officer of Netlink and President of the Company. The note totals $750,000 as of March 31, 2000 and is payable in two installments of $415,000 and $335,000, due May 1, 2000 and January 2, 2001, respectively. The second installment may be paid in cash or common shares of the Company, at the option of the Company.

NOTE 5 - EQUITY

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 Units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by AREE into 808,482 Common Shares.

In connection with the acquisition of Netlink, the Company issued 914,286 Common Shares (valued at $4.375 per share or an aggregate of $4.0 million) and set aside a pool of options as to 200,000 Common Shares for future award to employees of Netlink. Further, the Chief Executive Officer of Netlink, Odeh A. Muhawesh, was appointed President of the Company and will become a member of the Board of Trustees of the Company upon the earlier of the Company's next Annual Meeting of Shareholders or should a vacancy arise among the current Board of Trustees of the Company; the Chief Financial Officer, Ann K. Wessels of Netlink, was appointed Chief Financial Officer of the Company; and the current employment contract of the Company's Chief Executive Officer, Duane H. Lund, was required to be extended to be co-terminous with that of the President.

On February 24, 2000, the Company issued to the President options as to 1.0 million Common Shares at a price of $5.375 per share. The options are exercisable as to 500,000 shares immediately, with options as to 62,500 shares exercisable quarterly, commencing May 24, 2000. In addition, the Company issued to the Chief Executive Officer options as to 666,667 Common Shares at a price of $6.375 per share. The options are exercisable as to 333,333 shares immediately, with options as to 41,666.75 shares exercisable quarterly, commencing May 24, 2000.

During the three months ended March 31, 2000, 76,203 Class A Preferred Shares were converted into 262,750 Common Shares.

NOTE 6 - DISTRIBUTIONS

On March 29, 2000 the Board of Trustees declared a dividend of $0.475 per share with respect to the Class A Preferred Shares and the Class B Preferred Shares. The dividend with respect to the Class A Preferred Shares is payable on May 5, 2000 to shareholders of record on April 21, 2000. For the three months ended March 31, 2000, no dividends had been declared on the Common Shares.

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

NOTE 7 - LOSS PER SHARE

The Company has adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Share" ("EPS") for all periods presented herein. Net loss per weighted average Common Share outstanding - basic and net loss per weighted average Common Share outstanding - diluted is computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding as of March 31, 2000 and March 31, 1999 were 2,902,524 and 1,349,552, respectively. Common share equivalents include outstanding convertible preferred shares, warrants and stock options, and are not included in net loss per weighted average Common Share outstanding - diluted as they would be anti-dilutive.


                                                              For the three months ended March 31,
                                                              ------------------------------------
                                                                      2000           1999
                                                                                 (as restated)
                                                              ------------------------------------
NUMERATOR
Loss from operations                                              $  (136,992)   $   (66,475)
Cumulative effect of change in accounting principle                        --        (35,565)
--------------------------------------------------------------------------------------------------
Net loss                                                             (136,992)      (102,040)
Preferred Share Dividends                                            (328,495)            --
--------------------------------------------------------------------------------------------------
Net loss available to Common Shareholders                         $  (465,487)   $  (102,040)

DENOMINATOR
Weighted average Common Shares Outstanding at March 31, 2000
  and 1999, respectively:  Basic and Diluted                        2,902,524      1,349,552

BASIC AND DILUTED EPS
Net loss available to Common Shareholders from operations         $     (0.16)   $     (0.05)
Cumulative effect of change in accounting principle                        --          (0.03)
--------------------------------------------------------------------------------------------------
Net loss available to Common Shareholders                         $     (0.16)   $     (0.08)
--------------------------------------------------------------------------------------------------



NOTE 8 - RELATED PARTY TRANSACTIONS

MANAGEMENT FEES

The Company has entered into Property Management Agreements with WMC Realty, Inc. ("WRI"), a wholly-owned subsidiary of WMC, an affiliate of the Company in which Arnold Leas (Chairman of the Board of Trustees) is President and Chief Executive Officer, and Hoyt Properties Inc. ("Hoyt"), an entity controlled by Steve Hoyt (a trustee of the Company) to serve as Property Managers of properties owned by the Company. The Property Managers manage the day-to-day operations of properties owned by the Company and receive a management fee for this service. Management fees for the period January 1, 2000 through March 31, 2000 totaled $51,635 to Hoyt and $6,846 to WRI. Management fees for the period January 1, 1999 through March 31, 1999 totaled $45,537 to Hoyt and $37,088 to WRI.

RENTAL INCOME

During the three months ended March 31, 2000 and March 31, 1999, the Company recognized revenue of $10,494 and $10,334, respectively, on office space leased to Hoyt.

INSURANCE

From time to time, the Company has purchased insurance through another affiliate of WMC, Wellington Insurance Services, Inc., which received a commission of those sales equal to 15% of scheduled premiums. These commissions totaled $2,500 and $2,500 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 9 - SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS


                                                                            For the three months ended March 31,
                                                                                   2000            1999
                                                                                               (as restated)
                                                                            ------------------------------------
Interest paid                                                                   $   308,602    $   527,229
---------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing activities:
The following assets and liabilities were assumed in connection with the acquisition of Netlink:
Furniture and equipment                                                         $   (74,672)   $        --
Accounts receivable                                                                (430,888)            --
Goodwill                                                                         (4,499,777)            --
Other assets                                                                        (74,604)            --
Line of credit                                                                       68,466             --
Related party note payable                                                          750,000             --
Other liabilities                                                                   422,233             --
Common Shares                                                                         9,143             --
Additional paid in capital                                                        3,990,858             --
---------------------------------------------------------------------------------------------------------------
Cash proceeds received from acquisition of consolidated subsidiary              $   160,759    $        --
---------------------------------------------------------------------------------------------------------------
The following assets and liabilities were assumed in connection with the acquisition of the Plymouth Properties and additions to other properties:
Purchase of real estate                                                         $(6,746,078)   $        --
Additions to real estate                                                            (38,951)       (51,645)
Mortgage notes payable                                                            4,445,459             --
Minority interests                                                                  794,627             --
---------------------------------------------------------------------------------------------------------------
Acquisition of and additions to real estate properties                          $(1,544,943)   $   (51,645)
---------------------------------------------------------------------------------------------------------------

Dividends/distributions payable                                                 $ 1,082,634    $   727,286
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------



NOTE 10 - INFORMATION BY BUSINESS SEGMENT

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the operations of its real estate properties and the operations of Netlink as a two segments.


                                             REAL ESTATE
                                             PROPERTIES      NETLINK        TOTAL
         Three months ended March 31, 2000

         Revenues                            $ 1,282,210   $   461,378   $ 1,743,588

         Operating expenses                      493,683       314,685       808,368
                                             -----------   -----------   -----------
         Income from operations              $   788,527   $   146,693   $   935,220
                                             -----------   -----------   -----------
         Segment assets at March 31, 2000    $48,550,157   $ 5,300,348   $53,850,505
                                             -----------   -----------   -----------
                                             -----------   -----------   -----------
         Three months ended March 31, 1999

         Revenues                            $ 1,672,655   $      --     $ 1,672,655

         Operating expenses                      771,805          --         771,805
                                             -----------   -----------   -----------
         Income from operations              $   900,850   $      --     $   900,850
                                             -----------   -----------   -----------
         Segment assets at March 31, 1999    $53,282,230   $      --     $53,282,230
                                             -----------   -----------   -----------
                                             -----------   -----------   -----------



The following table reconciles income from operations for reportable segments to loss from operations as reported in the Consolidated Statements of Operations.


                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          2000          1999
                                                      ------------   -------------
         Income from operations for reportable
          segments                                      $ 935,220    $ 900,850

         Add:

           Equity in (loss) income of
            unconsolidated entities                         1,856          915

           Minority interests                             160,377      193,466

         Less:

           General and administrative                    (471,180)    (193,141)

           Interest                                      (428,828)    (644,988)

           Amortization of deferred financing
            costs and goodwill                           (136,971)     (28,914)

           Depreciation                                  (197,466)    (294,663)
                                                        ---------    ---------
         Loss from operations                           $(136,992)   $ (66,475)
                                                        ---------    ---------
                                                        ---------    ---------


NOTE 11 - RESTATEMENT OF STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999

The statement of operations for the three months ended March 31, 1999 has been restated as follows:


                                             For the three months ended March 31, 1999
                                             -----------------------------------------
                                             As reported     Adjustments      Restated
                                             -----------     -----------      --------
         Total revenues                      $ 1,672,655     $        --      $ 1,672,655
                                             -----------     -----------      -----------
                                             -----------     -----------      -----------
         Equity in income of
          unconsolidated subsidiary                   --             915(a)           915
         Loss allocated to minority
          interest                               173,075          20,391(b)       193,466
                                             -----------     -----------      -----------
         Loss before cumulative effect of
          change in accounting principle         (89,399)         22,924          (66,475)
         Cumulative effect of change in
          accounting principle                        --         (35,565)(c)      (35,565)
                                             -----------     -----------      -----------
         Net loss available to Common
          Shareholders                       $   (89,399)    $   (12,641)     $  (102,040)
                                             -----------     -----------      -----------
                                             -----------     -----------      -----------
         Net loss available to Common
          Shareholders before cumulative
          effect of change in accounting
          principle per Common Share:
          Basic and Diluted                  $     (0.07)                     $     (0.05)
                                             -----------     -----------      -----------
                                             -----------     -----------      -----------

         Net loss available to Common
          Shareholders per Common
          Share:
          Basic and Diluted                  $     (0.07)                     $     (0.08)
                                             -----------     -----------      -----------
                                             -----------     -----------      -----------


(a) Reflects the effect of equity in income related to the Company's 8% interest in Highlander.
(b) Reflects the loss allocated to minority interest as a result of the adjustments.
(c) Reflects the write-off of the unamortized balance of organizational costs on the Company's balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. This Form 10-QSB contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, changes in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied spaced upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the Company's acquisitions, potential liability under environmental or other laws and regulations, the failure of the Company to manage its growth effectively and the other risks identified in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

OVERVIEW

Stonehaven Realty Trust is a real estate investment trust. As of March 31, 2000, the Company owned a portfolio of one residential and six commercial properties. The residential properties are located in Wisconsin and contain an aggregate of 72 units. The commercial properties are located in Minnesota and contain an aggregate of approximately 326,000 square feet. The Company's interest in the commercial properties is held through Wellington Properties Investments, LP (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2000, the Company held a 91.8% interest in the Operating Partnership.

On February 29, 2000, the Company through the Operating Partnership, acquired three commercial real estate properties leased for office purposes located in suburban Minneapolis, Minnesota (the "Plymouth Properties"). The properties were purchased from a related party for an aggregate price of approximately $6,746,000. The purchase price was funded through the issuance of an aggregate of 181,629 limited partnership units ("Units") in Operating Partnership (valued at $4.375 per Unit, or an aggregate value of approximately $795,000), the assumption of certain third-party debt totaling approximately $4,450,000, secured by such properties, and the balance paid in cash. The acquisition was accounted for using the purchase method of accounting.

On February 24, 2000, the Company acquired by merger Netlink International, Inc. ("Netlink"), a privately held Minnesota corporation which is an Internet consulting and web development company. The acquisition was accounted for using the purchase method of accounting and was accomplished by exchanging 914,286 of the Company's common shares for all of the issued and outstanding stock of Netlink valued at $4.375 per share, or an aggregate of approximately $4.0 million.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 2000 AND 1999: Rental revenue decreased by approximately $539,000 or 40.7% for the three month period ended March 31, 2000 compared to the three month period ended March 31, 1999. The decreased revenue was primarily a result of the Company's disposition of Maple Grove Apartments on November 16, 1999, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000. Tenant recoveries increased approximately $57,000 or 17.2% for the three month period ended March 31, 2000 compared to the three month period ended March 31, 2000. The increased revenue was primarily a result of the Company's acquisition of the Plymouth Properties. Professional services and sales of hardware and software of approximately $461,000 for the three month period ended March 31, 2000 is the result of the Company's February 24, 2000 acquisition of Netlink. Interest and other income increased by $92,000 during these same periods primarily due to interest earned on invested funds as a result of the Company's public offering consummated on October 28, 1999.

Total expenses increased from approximately $1,933,000 for the three month period ended March 31, 1999 to $2,043,000 for the three month period ended March 31, 2000, a net increase of $109,000. Increased costs of approximately $315,000 related to sales of hardware, software and professional services was a result of the acquisition of Netlink. Decreased property expenses of $254,000, decreased management fees of $24,000, and decreased interest expense of $216,000 were primarily a result of the disposition of the Maple Grove Apartments on November 16, 1999, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000. Increased general and administrative expenses of $278,000, were primarily a result of additional general and administrative costs associated with Netlink.

Depreciation and amortization increased from approximately $324,000 for the three month period ended March 31, 1999 to approximately $334,000 for the comparable period in 2000, an increase of 3.3%, primarily as a result of the Company's amortization of goodwill aggregating $4,499,000 in connection with the acquisition of Netlink over a three year period coupled with additional depreciation of the recently acquired Plymouth Properties offset, in part, by reduced depreciation as a result of the disposition of the Maple Grove Apartments.

Interest expense decreased from approximately $645,000 for the three month period ended March 31, 1999 to approximately $429,000 for the comparable period in 2000, a decrease of 33.5%, primarily as a result of the Company's payoff of the mortgage loan associated with the Maple Grove Apartments, offset, in part, by the Company's assumption of mortgage loans associated with the Plymouth Properties.

The equity in income of unconsolidated subsidiary of approximately $1,856 for the three month period ended March 31, 2000 as compared to $915 for the three month period ended March 31, 1999 is the result of the Company's March 4, 1999 acquisition of an 8.00% interest in Highlander Acquisition Company, LLC ("Highlander") which owns a 154 unit residential property.

As a result of the above factors, loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interests increased from approximately ($261,000) for the three month period ended March 31, 1999 to a loss of approximately ($299,000) for the three month period ended March 31, 2000 and net loss available to Common Shareholders increased from approximately ($102,000) for the three month period ended March 31, 1999 to ($465,000) for the three month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES


SHORT TERM AND LONG TERM LIQUIDITY -

Cash provided by operations, borrowings from affiliates and lending institutions and equity issuances have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders.

On March 29, 2000 the Board of Trustees declared a dividend of $0.475 per share with respect to the Class A Preferred Shares and the Class B Preferred Shares. The dividend with respect to the Class A Preferred Shares is payable on May 5, 2000 to shareholders of record on April 21, 2000. For the three months ended March 31, 2000, no dividends had been declared on the Common Shares.

The Company has no other contractual obligations for property acquisition or material capital costs, other than tenant improvements in the ordinary course of business. The Company expects to meet its long-term capital needs through a combination of cash from operations, net cash proceeds from sales, additional borrowings and additional equity issuances of Common or Preferred Shares.

CASH FLOWS

During the three month period ended March 31, 2000, the Company generated (i) approximately $5,188,000 from the redemption of marketable securities; (ii) approximately $161,000 from cash and approximately $167,000 from line of credit proceeds in connection with the acquisition of Netlink; (iii) approximately $7,000 from distributions from investment in unconsolidated subsidiary; and (iv) approximately $48,000 from the issuance of Common Shares. These cash flows were used primarily for (i) acquisition of and additions to real estate properties of approximately $1,545,000; (ii) payment of cash dividends, net of the Company's dividend reinvestment plan of approximately $153,000; (iii) repayments of debt obligations aggregating approximately $42,000; and (iv) cash used in operating activities of approximately $15,000. As a result, the Company's cash balances increased by approximately $3,816,000 to approximately $6,709,000 at March 31, 2000 from $2,893,000 at December 31, 1999.

YEAR 2000 COMPLIANCE

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

a.       None

b.       None

c. On February 18, 2000, 1,657,437 Units of the Operating Partnership and 254,800 Class B Preferred Shares were converted into 1,468,484 Common Shares and 808,482 Common Shares, respectively.

         On February 24, 2000, the Operating Partnership issued 181,629 limited partnership Units in connection with the acquisition of the Plymouth Properties. The issuance of these Units is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. These Units are exchangeable into Common Shares of the Company, subject to certain restrictions.

         During the three months ended March 31, 2000, 76,203 Class A Preferred Shares were converted into 262,750 Common Shares of the Company.

d.       None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBIT INDEX

Financial Data Schedule                    EX-27

         REPORTS ON FORM 8-K

During the three months ended March 31, 2000 and through May 12, 2000, the Company filed the following Current Reports on Form 8-K:

Item 4 in connection with the Company's change of independent public accountant from Grant Thornton LLP to PricewaterhouseCoopers LLP filed January 14, 2000.

Item 2 in connection with the acquisitions of Netlink International, Inc. and three commercial real estate properties located in suburban Minneapolis, Minnesota filed March 17, 2000 and amended May 10, 2000 to include financial information.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Stonehaven Realty Trust

                                  By: \S\ Duane H. Lund .
                                     -----------------------
                                     Duane H. Lund
                                     Chief Executive Officer

Date: May 12, 2000