Form 10QSB
period 2000-06-30
STONEHAVEN REALTY TRUST
filed 2000-08-14
CIK 928953

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                  4101 Dahlberg Drive, Golden Valley, MN 55422
               (Address of principal executive offices) (zip code)

        Issuer's telephone number: 763-398-1100 Fax number: 763-398-1101

           2550 University West, Suite 240, St. Paul, Minnesota 55114
                                (Former address)

           Securities registered under Section 12(b) of the Act: None

      Securities registered under Section 12(g) of the Act: Common Shares,
                                 $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes   X           No
   -----------       ------------

As of August 9, 2000, 5,210,388 shares of the issuer's common shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      ; No   X
                                                               -----     -----
(Added by Exch Act Rel No. 31905, eff 4/26/93.)

             This report contains 23 pages. There are five exhibits.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                                   FORM 10-QSB
                                      INDEX

PART I  Financial Information

Consolidated Balance Sheet - June 30, 2000 (unaudited)                    Page 3

Consolidated Statements of Operations -
six months ended June 30, 2000 and June 30, 1999 (unaudited)              Page 4

Consolidated Statements of Operations -
three months ended June 30, 2000 and June 30, 1999 (unaudited)            Page 5

Consolidated Statements of Cash Flows -
six months ended June 30, 2000 and June 30, 1999 (unaudited)              Page 6

Notes to Consolidated Financial Statements                                Page 7

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                     Page 16

PART II.  Other Information

Other Information                                                         Page 21

Exhibits and Reports on Form 8-K                                          Page 22

Signatures                                                                Page 23

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)

ASSETS
Investments in real estate:
   Land                                                                             $    7,570,816
   Buildings and improvements                                                           30,326,983
   Furniture, fixtures and equipment                                                       381,438
---------------------------------------------------------------------------------------------------------
                                                                                        38,279,237

   Accumulated depreciation                                                             (1,069,856)

---------------------------------------------------------------------------------------------------------
                                                                                        37,209,381

Cash and cash equivalents                                                                4,010,095
Accounts receivable, net                                                                   540,915
Deferred rents receivable                                                                  131,389
Prepaid expenses and other assets                                                           51,862
Deferred financing costs, net                                                              198,010
Restricted cash                                                                          1,290,546
Goodwill, net                                                                            3,992,054
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $   47,424,252
---------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage loans and notes payable                                                    $   20,650,284
Related party note payable                                                                 335,000
Accounts payable and accrued expenses                                                      939,490
Deferred revenue and security deposits                                                     246,895
Dividends/distributions payable                                                            709,139
---------------------------------------------------------------------------------------------------------
Total liabilities                                                                       22,880,808
---------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                               908,694
---------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred Shares - $0.01 par value, 10,000,000 authorized:
   683,421 Class A cumulative convertible shares issued and outstanding,
   $10.00 per share liquidation preference                                                   6,834
Common Shares - $0.01 par value, 100,000,000 authorized;
   4,985,832 shares issued and outstanding                                                  49,859
Additional paid-in capital                                                              32,033,255
Accumulated deficit                                                                     (8,455,198)
---------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                              23,634,750
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $   47,424,252
---------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of the consolidated financial statements.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------------------------------
                                                                                                   1999
                                                                        2000                  (AS RESTATED)
                                                                ---------------------------------------------------
REVENUES
Rental revenue                                                  $        1,726,999       $        2,667,133
Tenant recoveries                                                          907,541                  747,243
Professional services and sales of hardware and software                 1,037,322                       --
Interest and other                                                         191,684                   30,513
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                           3,863,546                3,444,889
-------------------------------------------------------------------------------------------------------------------
EXPENSES

Property, operating and maintenance                                        481,602                  789,767
Advertising and promotion                                                    4,001                   32,701
Property taxes and insurance                                               481,909                  596,233
Depreciation and amortization                                              945,137                  645,537
Interest                                                                   939,296                1,295,213
General and administrative                                               1,335,136                  387,480
Management fees                                                            128,573                  170,015
Costs related to professional services and sales of hardware
    and software                                                           705,293                       --
Product development                                                        293,600                       --
Termination of advisory agreement                                               --                  950,000
Nonrecurring expenses                                                      236,165                2,613,383

-------------------------------------------------------------------------------------------------------------------
Total expenses                                                           5,550,712                7,480,329
-------------------------------------------------------------------------------------------------------------------
 Loss from operations before equity in income of
unconsolidated subsidiary and loss allocated to minority
interest                                                                (1,687,166)              (4,035,440)
Equity in income of unconsolidated subsidiary                                2,912                    4,033
Loss allocated to minority interest                                        225,487                2,907,866
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
 Loss before extraordinary loss and cumulative effect of
change in accounting principle                                          (1,458,767)              (1,123,541)
Extraordinary loss                                                              --                 (377,647)
Cumulative effect of change in accounting principle                             --                  (35,565)
-------------------------------------------------------------------------------------------------------------------
Net Loss                                                                (1,458,767)              (1,536,753)
Preferred Share Dividends                                                 (328,495)                      --

-------------------------------------------------------------------------------------------------------------------
Net loss available to Common Shareholders                       $       (1,787,262)      $       (1,536,753)
-------------------------------------------------------------------------------------------------------------------
 Net loss available to Common Shareholders before
extraordinary loss and cumulative effect of change in
accounting principle per Common Share:  Basic and Diluted       $            (0.46)      $            (0.83)
-------------------------------------------------------------------------------------------------------------------
 Net loss available to Common Shareholders per Common Share:
Basic and Diluted                                               $            (0.46)      $            (1.14)
-------------------------------------------------------------------------------------------------------------------

 Weighted average number of Common Shares outstanding                    3,923,205                1,350,730
-------------------------------------------------------------------------------------------------------------------


         The accompanying notes are an integral part of the consolidated financial statements.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                                                   ----------------------------------------------------
                                                                                                       1999
                                                                            2000                  (AS RESTATED)
                                                                   ----------------------------------------------------
 REVENUES
 Rental revenue                                                     $          939,848       $        1,340,582
 Tenant recoveries                                                             518,664                  415,576
 Professional services and sales of hardware and software                      576,159                       --
 Interest and other                                                             85,287                   16,076
-----------------------------------------------------------------------------------------------------------------------
 Total revenues                                                              2,119,958                1,772,234
-----------------------------------------------------------------------------------------------------------------------

 EXPENSES
 Property, operating and maintenance                                           268,141                  433,908
 Advertising and promotion                                                       2,201                   16,245
 Property taxes and insurance                                                  261,967                  279,368
 Depreciation and amortization                                                 610,700                  323,578
 Interest                                                                      510,468                  650,225
 General and administrative                                                    961,245                  192,721
 Management fees                                                                70,092                   87,390
 Costs related to professional services and sales of hardware and
    software                                                                   390,609                       --
 Product development                                                           196,311                       --
 Termination of advisory agreement                                                  --                  950,000
 Nonrecurring expenses                                                         236,165                2,613,383

-----------------------------------------------------------------------------------------------------------------------
 Total expenses                                                              3,507,899                5,546,818
-----------------------------------------------------------------------------------------------------------------------
Loss from operations before equity in income of unconsolidated
 subsidiary and loss allocated to minority interest                         (1,387,941)              (3,774,584)
 Equity in income of unconsolidated subsidiary                                   1,056                    3,118
 Loss allocated to minority interest                                            65,110                2,714,400
-----------------------------------------------------------------------------------------------------------------------
 Loss before extraordinary loss                                             (1,321,775)              (1,057,066)
 Extraordinary loss                                                                 --                 (377,647)
-----------------------------------------------------------------------------------------------------------------------
 Net Loss                                                                   (1,321,775)              (1,434,713)
 Preferred Share Dividends                                                          --                       --
-----------------------------------------------------------------------------------------------------------------------
 Net loss available to Common Shareholders                                  (1,321,775)              (1,434,713)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Net loss available to Common Shareholders before extraordinary item and cumulative effect of change in accounting principle per
 Common Share:  Basic and Diluted                                   $            (0.27)      $            (0.78)
-----------------------------------------------------------------------------------------------------------------------
Net loss available to Common Shareholders per Common Share:
 Basic and Diluted                                                  $            (0.27)      $            (1.06)
-----------------------------------------------------------------------------------------------------------------------

 Weighted average number of Common Shares outstanding                        4,943,886                1,351,891
-----------------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of the consolidated financial statements.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                         1999
                                                                           2000       (AS RESTATED)
                                                                       -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(1,458,767)   $(1,536,753)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                        945,137        645,537
     Loss allocated to minority interest                                 (225,487)    (2,907,866)
     Extraordinary loss                                                      --          377,647
     Cumulative effect of change in accounting principle                     --           35,565
     Equity in income of unconsolidated subsidiary                         (2,912)        (4,033)
    Net change in assets and liabilities:
       Accounts receivable, net                                          (108,172)       (16,597)
       Deferred rents receivable                                          (75,727)          --
       Restricted cash                                                   (690,174)       163,357
       Prepaid and other assets                                            72,029         88,201
       Deferred costs                                                        --        1,723,255
       Accounts payable and accrued liabilities                            45,450        (70,809)
       Related party payable                                                 --        2,182,455
       Deferred revenue                                                   168,381          1,276
       Tenant security deposits                                            20,575          2,133
-------------------------------------------------------------------------------------------------
        Net cash (used in) provided by operating activities            (1,309,667)       683,368
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of and additions to real estate properties              (1,359,246)       (93,380)
   Acquisition of furniture, fixtures and equipment                      (301,986)          --
   Disposition of real estate property and investment in
     unconsolidated subsidiary, net                                        66,652           --
   Cash proceeds received from acquisition of consolidated
     subsidiary                                                           160,759           --
   Redemption of marketable securities                                  5,187,855           --
   Investment in unconsolidated subsidiary                                  7,425        (90,000)
-------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities            3,761,459       (183,380)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgage loans and notes payable                          (417,436)      (455,668)
   Payments on line of credit                                             (68,466)       (10,000)
   Payment on related party note payable                                 (415,000)          --
   Dividends/distributions paid, net                                     (433,519)       (89,824)
-------------------------------------------------------------------------------------------------
         Net cash used in financing activities                         (1,334,421)      (555,492)
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    1,117,371        (55,504)

Cash and cash equivalents
   Beginning of period                                                  2,892,724        153,901
-------------------------------------------------------------------------------------------------
   End of period                                                      $ 4,010,095    $    98,397
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of the consolidated financial statements.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - ORGANIZATION

Stonehaven Realty Trust ("Company") is a real estate investment trust ("REIT") organized in the state of Maryland. The Company was formed on March 15, 1994 to acquire, develop, own, and operate investment real estate. As of June 30, 2000, the Company owned six commercial properties that contain a total of approximately 326,000 commercial rentable square feet. The Company's interest in the commercial properties is held through Wellington Properties Investments, LP (the "Operating Partnership"), a Delaware limited partnership formed in 1998. The Company is the sole general partner of, and as of June 30, 2000, owns an approximately 92.0% interest in the Operating Partnership. On February 24, 2000, the Company acquired RESoft, Inc. (formerly, Netlink International, Inc.) ("Resoft"), a privately held Minnesota corporation which is an Internet consulting and web development company.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring items) necessary for a fair statement of the financial position of the Company as of June 30, 2000, the results of its operations for the six month and three month periods ended June 30, 2000 and 1999, and its cash flows for the six month periods ended June 30, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB for the year ended December 31, 1999.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2000, and the reported amounts of revenues and expenses for the six months and three months ended June 30, 2000 and 1999. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue generated from professional services and sales of hardware and software is recognized as services and goods are provided. Services billed in advance are recorded as deferred revenue and recognized when revenue is earned.

ACCOUNTS RECEIVABLE

Accounts receivable is reported net of allowance for doubtful accounts of approximately $53,000 as of June 30, 2000.

GOODWILL

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Goodwill incurred in connection with the acquisition of Resoft is amortized on a straight-line basis over an estimated useful life of three years.

SEGMENT REPORTING

Reportable segments are identified based upon management's approach for making operating decisions and assessing performance of the Company.

NOTE 3 - ACQUISITION/DISPOSITION OF PROPERTIES AND CONSOLIDATED SUBSIDIARY

On February 29, 2000, the Company through the Operating Partnership, acquired three commercial real estate properties leased for office purposes located in suburban Minneapolis, Minnesota (the "Plymouth Properties"). The properties were purchased from Plymouth Partners II, LLC of which a Trustee of the Company, is the Chief Manager and co-owner. The purchase price of approximately $6,772,000, was funded through the issuance of an aggregate of 181,629 limited partnership units ("Units") in the Operating Partnership (valued at $4.375 per Unit, or an aggregate value of approximately $795,000), the assumption of certain third-party debt totaling approximately $4,472,000, secured by such properties, and the balance paid in cash. The acquisition was accounted for using the purchase method of accounting.

On February 24, 2000, the Company acquired Resoft. The acquisition was accounted for using the purchase method of accounting and was accomplished by exchanging 914,286 of the Company's common shares for all of the issued and outstanding stock of Resoft valued at $4.375 per share, or an aggregate of approximately $4.0 million. Assets acquired of cash ($161,000), accounts receivable ($431,000), fixed assets and other ($149,000), net of liabilities assumed ($1,241,000), resulted in goodwill recorded at approximately $4,500,000.

On June 30, 2000, the Company transferred and sold to Wellington Management Corporation ("WMC") the Company's 100% interest in Lake Pointe Apartment Homes, Inc., a Wisconsin corporation and wholly-owned subsidiary of the Company ("Lake Pointe") and 8.00% interest in Highlander Acquisition Company, LLC, a Wisconsin limited liability company ("Highlander"). The interests were exchanged for 95,000 shares of the Company's Class B Junior Cumulative Convertible Preferred Shares owned by WMC, including accrued distributions, and WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe. Further in connection with the dispositions, the listing agreement between the Company and WMC's affiliate, WMC Realty, Inc. ("WRI") was terminated and no brokerage commission was paid to WRI.

Additionally, on June 30, 2000 in connection with the disposition of Lake Pointe and Highlander, the Chairman of the Board of Trustees of the Company resigned and a President of the Company entered into a Separation Agreement with the Company. Pursuant to the Separation Agreement, on June 30, 2000, the President also resigned as Secretary and Trustee of the Company and the Company paid him a severance payment of $40,000.

The following pro forma condensed consolidated financial information presented below is as if the acquisitions of the Plymouth Properties and Resoft and the dispositions of Maple Grove, Lake Pointe and Highlander had occurred on January 1, 1999. The pro forma financial information is not necessarily indicative of the results which actually would have occurred if the acquisitions or disposition had been consummated on January 1, 1999, nor does the pro forma information purport to represent the results of operations for future periods.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                                       2000                  1999
                                                                ------------------    ------------------
      Pro forma total revenues                                  $        4,359,271    $        5,133,081
      Pro forma loss available to Common Shareholders           $      (1,928,009)    $      (2,070,773)
      Pro forma loss per Common Share
         Basic and diluted                                      $           (0.46)    $           (0.91)


NOTE 4 - MORTGAGE LOANS AND NOTES PAYABLE

In connection with the acquisition of the Plymouth Properties, the Company assumed mortgage notes payable totaling $4,452,129 as of June 30, 2000. The notes require aggregate monthly payments of $34,186 including interest at a fixed rate of 7.625% per annum. The mortgage notes are due May 31, 2002 and are collateralized by the Plymouth Properties and an assignment of rents.

In connection with the acquisition of Resoft, the Company assumed two notes payable. The first is a line of credit which had no balance as of June 30, 2000. The line of credit is guaranteed by the Company and provides for advances up to an aggregate amount of the lesser of $450,000 or the borrowing base (a percentage of eligible receivables as defined in the agreement). The second is a note payable to the Chief Executive Officer of Resoft, who is also a President of the Company. The note totaled $335,000 as of June 30, 2000 and is due on January 2, 2001. The payment may be made in cash or Common Shares of the Company, at the option of the Company.

 NOTE 5 - EQUITY

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 Units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by AREE into 808,482 Common Shares.

In connection with the acquisition of Resoft, the Company issued 914,286 Common Shares (valued at $4.375 per share or an aggregate of $4.0 million) and set aside a pool of options as to 200,000 Common Shares for future award to employees of Resoft.

On February 24, 2000, the Company issued to the Chief Executive Officer of Resoft, who is also a President of the Company, options to purchase 1.0 million Common Shares at a price of $5.375 per share. The options are exercisable as to 500,000 shares immediately, with options as to 62,500 shares exercisable quarterly, commencing May 24, 2000. In addition, the Company issued to its Chief Executive Officer options to purchase 666,667 Common Shares at a price of $6.375 per share. The options are exercisable as to 333,333 shares immediately, with options as to 41,666.75 shares exercisable quarterly, commencing May 24, 2000.

On March 28, 2000, the Company acquired a proprietary database from a sales and marketing company and issued to it 366,670 warrants to purchase the Company's Common Shares. The warrants have an exercise price of $6.375 per share, are immediately vested and expire at the earlier of July 1, 2005 or upon the occurrence of certain corporate events, as defined in the warrant agreement. The Company has the right, for a limited time period, to buy back a portion of the shares upon exercise of the warrant at a purchase price of $6.375.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


On June 22, 2000, the Company acquired additional proprietary material from the same sales and marketing company and issued to it an additional 700,000 warrants to purchase the Company's Common Shares. One half of the warrants have an exercise price of $6.375 per share and the remainder have an exercise price of $9.375 per share. The warrants are immediately vested and expire at the earlier of July 1, 2007 or upon the occurrence of certain corporate events, as defined in the warrant agreement.

During the three months ended June 30, 2000, the Company issued to an individual contractor, 42,857 Common Shares in exchange for consulting services provided in connection with the acquisition by the Company of the Plymouth Properties. The shares were valued at an aggregate price of $150,000 or $3.50 per share.

On July 1, 2000, the Board of Trustees of the Company authorized the Company to repurchase, on a quarterly basis, up to 150,000 Common Shares of the Company in open market transactions. To facilitate such repurchase program, no dividend was declared on the Company's Common Shares. To date, no shares have been repurchased.

During the six months ended June 30, 2000, 100,616 Class A Preferred Shares were converted into 346,923 Common Shares.

NOTE 6 - DISTRIBUTIONS

On March 29, 2000, the Board of Trustees declared a dividend of $0.475 per share with respect to the Class A Preferred Shares and the Class B Preferred Shares. The dividend with respect to the Class A Preferred Shares and Class B Preferred Shares was paid on May 5, 2000 and June 30, 2000, respectively to shareholders of record on April 21, 2000. For the six months ended June 30, 2000, no dividends had been declared on the Common Shares.

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

 NOTE 7 - LOSS PER SHARE

The Company has adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") for all periods presented herein. Net loss per weighted average Common Share outstanding - basic and net loss per weighted average Common Share outstanding - diluted is computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding as of June 30, 2000 and June 30, 1999 were 3,923,205 and 1,350,730, respectively. Common share equivalents include outstanding convertible preferred shares, warrants and stock options, and are not included in net loss per weighted average Common Share outstanding - diluted as they would be anti-dilutive.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                         For the six months ended June 30,
                                                               ------------------------------------------------------
                                                                        2000                       1999
                                                                                              (as restated)
                                                               ----------------------------------------------------
NUMERATOR
Loss from operations                                            $       (1,458,767)      $        (1,123,541)
Extraordinary loss                                                              --                  (377,647)
Cumulative effect of change in accounting principle                             --                   (35,565)
-------------------------------------------------------------------------------------------------------------------
Net loss                                                                (1,458,767)               (1,536,753)
Preferred Share Dividends                                                 (328,495)                        --
-------------------------------------------------------------------------------------------------------------------
Net loss available to Common Shareholders                       $       (1,787,262)      $       (1,536,753)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

DENOMINATOR

Weighted average Common Shares Outstanding at June 30, 2000
  and 1999, respectively:  Basic and Diluted                             3,923,205                1,350,730

BASIC AND DILUTED EPS

Net loss available to Common Shareholders from operations

                                                                $           (0.46)       $           (0.83)
Extraordinary loss                                                              --                   (0.28)
Cumulative effect of change in accounting principle                             --                   (0.03)
-------------------------------------------------------------------------------------------------------------------
Net loss available to Common Shareholders                       $           (0.46)       $           (1.14)
-------------------------------------------------------------------------------------------------------------------

NOTE 8 - RELATED PARTY TRANSACTIONS

MANAGEMENT FEES

On June 30, 2000, the Company terminated its property management relationship with WMC Realty, Inc. ("WRI"), a wholly-owned subsidiary of WMC, an affiliate of the Company.

The Company maintains a property management agreement with Hoyt Properties Inc. ("Hoyt"), an entity controlled by a Trustee of the Company to serve as Property Manager of the commercial properties owned by the Company. In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service.

Management fees for the period January 1, 2000 through June 30, 2000 totaled $114,864 to Hoyt and $13,709 to WRI. Management fees for the period January 1, 1999 through June 30, 1999 totaled $95,112 to Hoyt and $74,903 to WRI.

RENTAL INCOME

During the six months ended June 30, 2000 and June 30, 1999, the Company recognized revenue of $21,096 and $20,764, respectively, on office space leased to Hoyt.

INSURANCE

From time to time, the Company has purchased insurance through another affiliate of WMC, Wellington Insurance Services, Inc., which received a commission of those sales equal to 15% of scheduled premiums. These commissions totaled $5,000 and $5,000 for the six months ended June 30, 2000 and 1999, respectively.

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 9 - SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                                         For the six months ended June 30,
                                                                        2000                       1999
                                                                                              (as restated)
                                                               ----------------------------------------------------
Interest paid                                                   $          938,368       $        1,313,547
-------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing
    activities:
The following assets and liabilities were assumed in
    connection with the acquisition of Resoft:
Furniture and equipment                                         $          (74,672)      $               --
Accounts receivable                                                       (430,888)                      --
Goodwill                                                                (4,499,777)                      --
Other assets                                                               (74,604)                      --
Line of credit                                                              68,466                       --
Related party note payable                                                 750,000                       --
Other liabilities                                                          422,233                       --
Common Shares                                                                9,143                       --
Additional paid in capital                                               3,990,858                       --
-------------------------------------------------------------------------------------------------------------------
Cash proceeds received from acquisition of consolidated
    subsidiary                                                  $          160,759       $               --
-------------------------------------------------------------------------------------------------------------------
The following assets and liabilities were assumed in
    connection with the acquisition of the Plymouth
    Properties and additions to other properties:
Purchase of real estate                                         $       (6,772,313)      $               --
Additions to real estate                                                    (3,254)                 (93,380)
Mortgage notes payable                                                   4,471,694                       --
Minority interests                                                         794,627                       --
Common shares                                                                  429                       --
Additional paid in capital                                                 149,571                       --
-------------------------------------------------------------------------------------------------------------------
Acquisition of and additions to real estate properties          $       (1,359,246)      $          (93,380)
-------------------------------------------------------------------------------------------------------------------
The following assets and liabilities were disposed of in
    connection with the dispositions of Lake Pointe and
    Highlander:
Disposition of real estate                                      $        3,304,358       $               --
Disposition of investment in unconsolidated subsidiary                      95,756                       --
Restricted cash                                                            110,566                       --
Deferred costs                                                              90,942                       --
Mortgage note payable                                                   (2,699,460)                      --
Accrued liabilities                                                         15,000                       --
Security deposits                                                          (43,914)                      --
Dividends paid                                                             (45,000)                      --
Preferred shares                                                              (950)                      --
Additional paid in capital                                                (760,646)                      --
-------------------------------------------------------------------------------------------------------------------
Dispositions of real estate properties                          $           66,652       $               --
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Dividends/distributions payable                                 $          709,139       $          871,100
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


 NOTE 10 - INFORMATION BY BUSINESS SEGMENT

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the operations of its real estate properties and the operations of Resoft as two segments.

                                 REAL ESTATE
                                  PROPERTIES       RESOFT       TOTAL
                                  ----------       ------       -----
SIX  MONTHS ENDED JUNE 30, 2000

Revenues                          $ 2,822,580   $ 1,040,966   $ 3,863,546

Operating expenses                  1,096,085       705,293     1,801,378
                                  -----------   -----------   -----------
Income from operations            $ 1,726,495   $   335,673   $ 2,062,168
                                  ===========   ===========   ===========
Segment assets at June 30, 2000   $42,524,174   $ 4,900,078   $47,424,252
                                  ===========   ===========   ===========
SIX MONTHS ENDED JUNE 30, 1999

Revenues                          $ 3,444,889   $      --     $ 3,444,889
Operating expenses                  1,588,716          --       1,588,716
                                  -----------   -----------   -----------
Income from operations            $ 1,856,173   $      --     $ 1,856,173
                                  ===========   ===========   ===========
Segment assets at June 30, 1999   $51,015,637   $      --     $51,015,637
                                  ===========   ===========   ===========

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


The following table reconciles income from operations for reportable segments to loss from operations as reported in the Consolidated Statements of Operations.

                                        SIX MONTHS ENDED JUNE 30,
                                            2000         1999
                                        ------------   -----------
Income from operations for reportable
   segments                             $ 2,062,168    $ 1,856,173
Add:

  Equity in income of unconsolidated
   entities                                   2,912          4,033

  Minority interests                        225,487      2,907,866

Less:

  General and administrative             (1,335,136)      (385,862)

  Interest                                 (939,296)    (1,295,213)

  Product development                      (293,600)          --

  Termination of advisory agreement            --         (950,000)

  Nonrecurring expenses                    (236,165)    (2,613,383)

  Amortization of deferred financing
   costs and goodwill                      (519,186)       (57,832)

  Depreciation                             (425,951)      (589,323)
                                        -----------    -----------
Loss from operations                    $(1,458,767)   $(1,123,541)
                                        ===========    ===========

                    STONEHAVEN REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 11 - RESTATEMENT OF STATEMENT OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999

The statement of operations for the six months ended June 30, 1999 has been restated as follows:

                                         For the six months ended June 30, 1999
                                         --------------------------------------
                                        As reported    Adjustments       Restated
                                        -----------    -----------       --------
Total revenues                         $ 3,444,889    $    --           $ 3,444,889
                                       ===========    ============      ===========
Equity in income of unconsolidated
  subsidiary                                  --               4,033(a)       4,033
Loss allocated to minority interest      2,664,093           243,773(b)   2,907,866
                                       -----------    --------------    -----------
Loss before extraordinary loss and
  cumulative effect of change in
  accounting principle                  (1,406,913)          283,372     (1,123,541)
Extraordinary loss                            --            (377,647)(c)   (377,647)
Cumulative effect of change in
  accounting principle                        --             (35,565)(d)    (35,565)
                                       -----------    --------------    -----------
Net loss available to Common
  Shareholders                         $(1,406,913)        $(129,840)   $(1,536,753)
                                       ===========    ==============    ===========
Net loss available to Common
  Shareholders before extraordinary
  loss and cumulative effect of
  change in accounting principle per
  Common Share:
  Basic and Diluted                    $     (1.04)                     $     (0.83)
                                       ============                     ===========
Net loss available to Common
  Shareholders per Common Share:
  Basic and Diluted                    $     (1.04)                     $     (1.14)
                                       ============                     ===========

-------------------
(a) Reflects the effect of equity in income related to the Company's 8% interest in Highlander.

(b) Reflects the loss allocated to minority interest as a result of the adjustments.

(c) Reflects extraordinary loss as a result of unamortized deferred financing fees associated with the expiration of the Company's non-revolving line of credit facility

(d) Reflects the write-off of the unamortized balance of organizational costs on the Company's balance sheet.

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

OVERVIEW

Stonehaven Realty Trust is a real estate and technology company separated into two operating divisions: RESoft, Inc., which provides technology real estate solutions, and Stonehaven Realty which provides traditional real estate solutions. RESoft, Inc. launched three real estate technology products during the second quarter of 2000 to address the needs of real estate owners. In addition, the Company has executed a strategic partnership with a sales and marketing company to facilitate the national expansion of its technology solutions. Stonehaven Realty owns commercial real estate located in Minnesota. The Company has engaged the services of a real estate broker to explore valuation and capital appreciation opportunities, which may include a sale of some or all of the Company's real estate assets or a refinance of the existing mortgages.

Stonehaven Realty Trust is a real estate investment trust ("REIT"), which as of June 30, 2000, owned a portfolio of six commercial properties containing an aggregate of approximately 326,000 square feet. The Company's interest in the commercial properties is held through Wellington Properties Investments, LP (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2000, the Company held a 92.0% interest in the Operating Partnership.

ACQUISITION/DISPOSITION OF PROPERTIES AND CONSOLIDATED SUBSIDIARY

On February 24, 2000, the Company acquired RESoft, Inc. (formerly, Netlink International, Inc.) ("Resoft"), a privately held Minnesota corporation which is an Internet consulting and web development company. The acquisition was accounted for using the purchase method of accounting and was accomplished by exchanging 914,286 of the Company's common shares for all of the issued and outstanding stock of Resoft valued at $4.375 per share, or an aggregate of approximately $4.0 million.

On February 29, 2000, the Company through the Operating Partnership, acquired three commercial real estate properties leased for office purposes located in suburban Minneapolis, Minnesota (the "Plymouth Properties"). The properties were purchased from a related party for an aggregate price of approximately $6,772,000. The purchase price was funded through the issuance of an aggregate of 181,629 limited partnership units ("Units") in the Operating Partnership (valued at $4.375 per Unit, or an aggregate value of approximately $795,000), the assumption of certain third-party debt totaling approximately $4,472,000, secured by such properties, and the balance paid in cash. The acquisition was accounted for using the purchase method of accounting.

On June 30, 2000, the Company transferred and sold to Wellington Management Corporation ("WMC") the Company's 100% interest in Lake Pointe Apartment Homes, Inc., a Wisconsin corporation and wholly-owned subsidiary of the Company ("Lake Pointe") and 8.00% interest in Highlander Acquisition Company, LLC, a Wisconsin limited liability company ("Highlander"). The interests were exchanged for 95,000 shares of the Company's Class B Junior Cumulative Convertible Preferred Shares owned by WMC and, WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe. In connection with the dispositions, a) the listing agreement between the Company and WMC's affiliate, WMC Realty, Inc. ("WRI") was terminated and no brokerage commission was paid to WRI; (b) the Chairman of the Board of Trustees of the Company resigned effective June 30, 2000; and (c) a President of the Company entered into a Separation Agreement with the Company effective June 30, 2000.

TAX STATUS OF THE COMPANY

The Company has historically operated as a REIT and maintained its qualification as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"). As a REIT, the Company generally will not be subject to federal income tax. To qualify as a REIT under the Code for a taxable year, the Company must meet certain requirements relating to its assets, income, stock ownership and distributions to shareholders.

For the quarter ended June 30, 2000, the Company continues to qualify for REIT status. However, because of the Company's acquisition of Resoft and Resoft's operations, no assurance can be given that the Company will continue to qualify or remain qualified as a REIT as of December 31, 2000. In addition, due to current economic and market conditions in the real estate sector and other opportunities in related markets, such as Resoft, there is no assurance that the Company will continue to be organized and operated in such a manner to qualify as a REIT.

If the Company fails to qualify as a REIT for any taxable year, the Company will be subject to federal income tax on all of its taxable income at regular corporate rates, and will not receive a deduction for dividends paid to its shareholders. Additionally, any distributions to shareholders generally will still be taxable to the shareholders as ordinary income to the extent of current and accumulated earnings and profits. Thus, the Company's income would be subject to double taxation -- at the corporate level and the shareholder level to the extent such income is distributed to shareholders.

Failure to qualify for even one taxable year could result in the Company incurring indebtedness or liquidating investments should the Company not have sufficient funds to pay the resulting federal income tax liabilities, and the Company would also be disqualified from taxation as a REIT for the next four taxable years. As a result, the funds available for distribution to the Company's shareholders would be reduced for each of the years involved. In addition, dividend payments subject to the Code would no longer be required.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 2000 AND 1999: Rental revenue decreased by approximately $940,000 or 35.2% for the six month period ended June 30, 2000 compared to the six month period ended June 30, 1999. The decreased revenue was primarily a result of the Company's disposition of Maple Grove Apartments on November 16, 1999, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000. Tenant recoveries increased approximately $160,000 or 21.5% for the six month period ended June 30, 2000 compared to the six month period ended June 30, 2000. The increased revenue was primarily a result of the Company's acquisition of the Plymouth Properties. Professional services and sales of hardware and software of approximately $1,037,000 for the six month period ended June 30, 2000 is the result of the Company's February 24, 2000 acquisition of Resoft. Interest and other income increased by $161,000 during these same periods primarily due to interest earned on invested funds as a result of the Company's public offering consummated on October 28, 1999.

Total expenses decreased from approximately $7,480,000 for the six month period ended June 30, 1999 to $5,550,000 for the six month period ended June 30, 2000, a net decrease of $1,930,000 of which approximately $3,563,000 of the change represented non-recurring charges incurred during 1999 related to the abandonment of certain potential acquisitions and the partial termination of the incentive advisory agreement between WMC and the Company. Increased costs of approximately $705,000 and 294,000, related to costs of professional services and sales of hardware and software and product development costs, respectively, were a result of the acquisition of Resoft. Decreased property operating and maintenance, advertising and promotion and property taxes and insurance of $451,000, decreased management fees of $41,000, and decreased interest expense of $356,000 were primarily a result of the disposition of the Maple Grove Apartments on November 16, 1999, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000. Increased general and administrative expenses of $948,000, were primarily a result of additional general and administrative costs associated with Resoft. Nonrecurring charges incurred during 2000 primarily related to costs associated with abandoned projects and the severance package associated with the disposition of Lake Pointe on June 30, 2000.

Depreciation and amortization increased from approximately $646,000 for the six month period ended June 30, 1999 to approximately $945,000 for the comparable period in 2000, an increase of 46.4%, primarily as a result of the Company's amortization of goodwill aggregating $4,499,000 in connection with the acquisition of Resoft over a three year period coupled with additional depreciation of the recently acquired Plymouth Properties offset, in part, by reduced depreciation as a result of the disposition of the Maple Grove Apartments.

Interest expense decreased from approximately $1,295,000 for the six month period ended June 30, 1999 to approximately $939,000 for the comparable period in 2000, a decrease of 27.5%, primarily as a result of the Company's payoff of the mortgage loan associated with the Maple Grove Apartments, offset, in part, by the Company's assumption of mortgage loans associated with the Plymouth Properties.

The equity in income of unconsolidated subsidiary of approximately $2,912 for the six month period ended June 30, 2000 as compared to $4,033 for the six month period ended June 30, 1999 is the result of the Company's 8.00% interest in Highlander.

On March 29, 2000, the Board of Trustees declared a dividend of $0.475 per share aggregating $328,000 with respect to the Class A Preferred Shares.

As a result of the above factors, loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interests decreased from approximately ($4,035,000) for the six month period ended June 30, 1999 to a loss of approximately ($1,687,000) for the six month period ended June 30, 2000 and net loss available to Common Shareholders increased from approximately ($1,537,000) for the six month period ended June 30, 1999 to ($1,787,000) for the six month period ended June 30, 2000.

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 2000 AND 1999: Rental revenue decreased by approximately $401,000 or 29.9% for the three month period ended June 30, 2000 compared to the three month period ended June 30, 1999. The decreased revenue was primarily a result of the Company's disposition of Maple Grove Apartments on November 16, 1999, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000. Tenant recoveries increased approximately $103,000 or 24.8% for the three month period ended June 30, 2000 compared to the three month period ended June 30, 2000. The increased revenue was primarily a result of the Company's acquisition of the Plymouth Properties. Professional services and sales of hardware and software of approximately $576,000 for the three month period ended June 30, 2000 is the result of the Company's February 24, 2000 acquisition of Resoft. Interest and other income increased by $69,000 during these same periods primarily due to interest earned on invested funds.

Total expenses decreased from approximately $5,547,000 for the three month period ended June 30, 1999 to $3,508,000 for the three month period ended June 30, 2000, a net decrease of $2,039,000 of which approximately $3,563,000 of the change represented non-recurring charges incurred during 1999 related to the abandonment of certain potential acquisitions and the partial termination of the incentive advisory agreement between WMC and the Company. Increased costs of approximately $391,000 and $196,000, related to sales of hardware, software and professional services and product development costs, respectively, were a result of the acquisition of Resoft. Decreased property operating and maintenance, advertising and promotion and property taxes and insurance of $197,000, decreased management fees of $17,000, and decreased interest expense of $140,000 were primarily a result of the disposition of the Maple Grove Apartments on November 16, 1999, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000. Increased general and administrative expenses of $769,000, were primarily a result of additional general and administrative costs associated with Resoft. Nonrecurring charges incurred during 2000 primarily related to costs associated with abandoned projects and the severance package associated with the disposition of Lake Pointe on June 30, 2000.

Depreciation and amortization increased from approximately $324,000 for the three month period ended June 30, 1999 to approximately $611,000 for the comparable period in 2000, an increase of 88.7%, primarily as a result of the Company's amortization of goodwill aggregating $4,499,000 in connection with the acquisition of Resoft over a three year period coupled with additional depreciation of the recently acquired Plymouth Properties offset, in part, by reduced depreciation as a result of the disposition of the Maple Grove Apartments.

Interest expense decreased from approximately $650,000 for the three month period ended June 30, 1999 to approximately $510,000 for the comparable period in 2000, a decrease of 21.5%, primarily as a result of the Company's payoff of the mortgage loan associated with the Maple Grove Apartments, offset, in part, by the Company's assumption of mortgage loans associated with the Plymouth Properties.

The equity in income of unconsolidated subsidiary of approximately $1,056 for the three month period ended June 30, 2000 as compared to $3,118 for the three month period ended June 30, 1999 is the result of the Company's 8.00% interest in Highlander.

As a result of the above factors, loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interests decreased from approximately ($3,775,000) for the three month period ended June 30, 1999 to a loss of approximately ($1,388,000) for the three month period ended June 30, 2000 and net loss available to Common Shareholders decreased from approximately ($1,435,000) for the three month period ended June 30, 1999 to ($1,322,000) for the three month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

SHORT TERM AND LONG TERM LIQUIDITY

Cash provided by operations, borrowings from affiliates and lending institutions and equity issuances have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders.

On March 29, 2000 the Board of Trustees declared a dividend of $0.475 per share with respect to the Class A Preferred Shares and the Class B Preferred Shares. The dividend with respect to the Class A Preferred Shares and Class B Preferred Shares was paid on May 5, 2000 and June 30, 2000, respectively, to shareholders of record on April 21, 2000. For the six months ended June 30, 2000, no dividends had been declared on the Common Shares.

On July 1, 2000, the Company determined that it was in the Company's and its shareholders' best interests to suspend quarterly dividends to either expand operations or repurchase its Common Shares pursuant to an authorized stock repurchase program. The Board of Trustees of the Company authorized the Company to repurchase, on a quarterly basis, up to 150,000 Common Shares of the Company in open market transactions.

The Company has no other contractual obligations for property acquisition or material capital costs, other than tenant improvements in the ordinary course of business. The Company expects to meet its long-term capital needs through a combination of cash from operations, net cash proceeds from sales, additional borrowings and additional equity issuances of Common or Preferred Shares.

CASH FLOWS

During the six month period ended June 30, 2000, the Company generated (i) approximately $5,188,000 from the redemption of marketable securities; (ii) approximately $161,000 from net cash proceeds in connection with the acquisition of Netlink; (iii) approximately $67,000 from net cash proceeds in connection with the disposition of Lake Pointe and Highlander; and (iv) approximately $7,000 from distributions from investment in unconsolidated subsidiary. These cash flows were used primarily for (i) acquisition of and additions to real estate of approximately $1,359,000; (ii) acquisition of furniture, fixtures and equipment of approximately $302,000; (iii) payment of cash dividends, net of the Company's dividend reinvestment plan of approximately $434,000; (iv) repayments of debt obligations aggregating approximately $901,000; and (v) cash used in operating activities of approximately $1,310,000. As a result, the Company's cash balances increased by approximately $1,117,000 from approximately $2,893,000 at December 31, 1999 to $4,010,000 at June 30, 2000.

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

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None

ITEM 2.      CHANGES IN SECURITIES

a.       None

b.       None

c.       Recent sales of unregistered securities

         1) Sales for consideration other than cash pursuant to Section 4(2) of the Securities Act, as amended:

                  During the three months ended June 30, 2000, the Company issued to an individual contractor, 42,857 Common Shares in exchange for consulting services provided in connection with the acquisition by the Company of the Plymouth Properties. The shares were valued at an aggregate price of $150,000 or $3.50 per share.

         2)       Issuance of options and warrants or conversions:

                  During the six months ended June 30, 2000, 100,616 Class A Preferred Shares were converted into 346,923 Common Shares of the Company.

                  During the six months ended June 30, 2000, the Company issued to its Chief Executive Officer and to the Chief Executive Officer of Resoft, options to purchase 666,667 and 1,000,000 Common Shares of the Company, respectively, at exercise prices of $6.375 and $5.375, respectively.

                  During the six months ended June 30, 2000, the Company issued to one corporate entity, warrants to purchase in the aggregate 1,066,670 Common Shares of the Company at exercise prices ranging between $6.375 and $9.375, in exchange for the Company acquiring proprietary material.

d.            None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION

2.2 Agreement and Plan of Reorganization dated as of February 25, 2000, by and among the Company, NTLI Acquisition Corporation, a Delaware corporation, Netlink International, Inc., a Minnesota corporation and Odeh A. Muhawesh, Mary Henschel, Alan Schmidt, Ahmad Yassine, Patrick
         Archbold, AnnWessels, Art Carruth, Patricia Hewitt,Thomas Walker and
         Sherry Ajax*

2.3      Contribution Agreement between Wellington Partners, L.P., Wellington
         Properties Trust and Plymouth Partners II, LLC and other LP Unit
         Recipients dated as of February 29, 2000*

10.1     Agreement of Limited Partnership of Wellington Properties Investments,
         L.P. and Wellington Management Corporation dated as of August 31,
         1998**

10.2     Warrant to Purchase Shares of Stock dated March 28, 2000 between the
         Company and Venture One Real Estate LLC+

10.3     Call Agreement dated March 28, 2000 between the Company and Venture One
         Real Estate LLC+

10.4     Warrant to Purchase Shares of Stock dated June 22, 2000 between the
         Company and Venture One Real Estate LLC+

27.1     Financial Data Schedule+

99.1     Text of Press Release dated July 3, 2000+



* Incorporated by reference from the Company's Form 8-K filed with the SEC on March 17, 2000.

**Incorporated by reference as Schedule C to the Company's Schedule 14A filed November 6, 1998.

+ Filed herewith

         REPORTS ON FORM 8-K

During the three months ended June 30, 2000 and through August 14, 2000, the Company filed the following Current Reports on Form 8-K:

Item 2 and 5 in connection with the disposition of Lake Pointe and Highlander filed on July 14, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Stonehaven Realty Trust

                           By:   \s\  Duane H. Lund
                              --------------------------
                                 Duane H. Lund
                                 Chief Executive Officer

Date:   August 14, 2000