Form 10QSB
period 2000-09-30
STONEHAVEN REALTY TRUST
filed 2000-11-14
CIK 928953

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

Commission File Number: 0-25074

STONEHAVEN REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	39-6594066 (I.R.S. Employer Identification Number)
4150 Olson Memorial Highway, Minneapolis, MN (Address of principal executive offices)	55422 (zip code)

Issuer's telephone number: 763-398-1100 Fax number: 763-398-1101

4101 Dahlberg Drive, Golden Valley, MN 55422
2550 University West, Suite 240, St. Paul, MN 55114
(Former addresses)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Shares, $0.01 par value

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    As of October 31, 2000, 5,039,940 shares of the issuer's common shares were outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes / /  No /x/
(Added by Exch Act Rel No. 31905, eff 4/26/93.)

    This report contains 27 pages. There are 4 exhibits.

STONEHAVEN REALTY TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART I. Financial Information
Consolidated Balance Sheet—September 30, 2000 (unaudited)	Page 3
Consolidated Statements of Operations—Nine months ended September 30, 2000 and September 30, 1999 (unaudited)	Page 4
Consolidated Statements of Operations—Three months ended September 30, 2000 and September 30, 1999 (unaudited)	Page 5
Consolidated Statements of Cash Flows—Nine months ended September 30, 2000 and September 30, 1999 (unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 18
Part II. Other Information
Other Information	Page 25
Exhibits and Reports on Form 8-K	Page 26
Signatures	Page 27

Stonehaven Realty Trust and Subsidiaries
Consolidated Balance Sheet
September 30, 2000
(unaudited)

ASSETS
Investments in real estate:
Land	$7,570,816
Buildings and improvements	30,323,714
Computer hardware, software and other fixed assets	892,024

38,786,554
Accumulated depreciation and amortization	(1,300,510)

Net investments in real estate	37,486,044
Cash and cash equivalents	2,265,191
Accounts receivable, net	408,033
Prepaid expenses	182,378
Restricted cash	2,066,957
Other assets, net	2,342,158
Goodwill, net	3,617,372

TOTAL ASSETS	$48,368,133

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage loans and notes payable	$20,648,972
Related party note payable	335,000
Accounts payable and accrued expenses	2,880,435
Deferred revenue and security deposits	198,631
Dividends and distributions payable	1,024,202

Total liabilities	25,087,240

Minority interest in consolidated subsidiary	878,485

COMMITMENTS AND CONTINGENCIES (Note 8)
Shareholders' equity:
Preferred Shares—$0.01 par value, 10,000,000 authorized: 785,037 Class A cumulative convertible shares issued and 664,291 outstanding, $10.00 per share liquidation preference	6,643
Common Shares—$0.01 par value, 100,000,000 authorized; 5,036,492 shares issued and outstanding	50,365
Additional paid-in capital	32,715,240
Treasury stock, at cost	(39,769)
Accumulated deficit	(10,330,071)

Total shareholders' equity	22,402,408

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$48,368,133

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the nine months ended September 30,
	2000	1999 (as restated)
Revenues
Rental revenue	$2,438,178	$4,049,969
Tenant recoveries	1,413,101	1,163,131
Professional services and sales of hardware and software	1,696,299	—
Interest and other	269,500	45,844

Total revenues	5,817,078	5,258,944

Expenses
Property, operating and maintenance	723,549	1,148,019
Advertising and promotion	129,694	49,789
Property taxes and insurance	749,320	915,023
Depreciation and amortization	1,668,977	969,117
Interest	1,379,765	1,949,674
General and administrative	2,148,895	506,144
Management fees	191,144	259,397
Costs related to professional services and sales of hardware and software	1,360,237	—
Software development	421,456	—
Termination of advisory agreement	—	950,000
Nonrecurring expenses	318,315	2,613,383

Total expenses	9,091,352	9,360,546

Loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest	(3,274,274)	(4,101,602)
Equity in income of unconsolidated subsidiary	2,912	7,151
Loss allocated to minority interest	313,755	2,943,063

Loss before extraordinary loss and cumulative effect of change in accounting principle	(2,957,607)	(1,151,388)
Extraordinary loss	—	(377,647)
Cumulative effect of change in accounting principle	—	(35,565)

Net Loss	(2,957,607)	(1,564,600)
Preferred Share Dividends	(643,558)	—

Net loss available to Common Shareholders	$(3,601,165)	$(1,564,600)

Net loss available to Common Shareholders before extraordinary loss and cumulative effect of change in accounting principle per Common Share: Basic and Diluted	$(.84)	$(.85)

Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(.84)	$(1.16)

Weighted average number of Common Shares outstanding	4,288,956	1,353,976

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,
	2000	1999 (as restated)
Revenues
Rental revenue	$711,179	$1,382,836
Tenant recoveries	505,560	415,888
Professional services and sales of hardware and software	656,065	—
Interest and other	77,816	15,331

Total revenues	1,950,620	1,814,055

Expenses
Property, operating and maintenance	241,947	358,252
Advertising and promotion	125,693	17,088
Property taxes and insurance	267,411	318,789
Depreciation and amortization	723,840	323,580
Interest	440,469	654,461
General and administrative	813,758	118,665
Management fees	62,571	89,382
Costs related to professional services and sales of hardware and software	654,944	—
Software development	127,856	—
Nonrecurring expenses	82,150	—

Total expenses	3,540,639	1,880,217

Loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest	(1,590,019)	(66,162)
Equity in income of unconsolidated subsidiary	—	3,118
Loss allocated to minority interest	88,268	35,197

Net Loss	(1,501,751)	(27,847)
Preferred Share Dividends	(315,063)	—

Net loss available to Common Shareholders	$(1,816,814)	$(27,847)

Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(.36)	$(.02)

Weighted average number of Common Shares outstanding	5,012,506	1,360,360

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2000	1999 (as restated)
Cash flows from operating activities:
Net loss	$(2,957,607)	$(1,564,600)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,668,977	969,117
Loss allocated to minority interest	(313,755)	(2,943,063)
Extraordinary loss	—	377,647
Cumulative effect of change in accounting principle	—	35,565
Equity in income of unconsolidated subsidiary	(2,912)	(7,151)
Net change in assets and liabilities:
Accounts receivable, net	24,710	(5,636)
Prepaid expenses	(3,749)	3,597,367
Restricted cash	(1,466,585)	(5,894)
Related party payable	—	367,109
Accounts payable and accrued expenses	486,395	70,789
Deferred revenue and security deposits	170,692	(22,935)

Net cash (used in) provided by operating activities	(2,393,834)	868,315

Cash flows from investing activities:
Acquisition of and additions to real estate properties	(1,359,246)	—
Acquisition of computer hardware, software and other fixed assets, net	(857,550)	(115,267)
Disposition of real estate property and investment in unconsolidated subsidiary, net	66,652	—
Cash proceeds received from acquisition of consolidated subsidiary	160,759	—
Redemption of marketable securities, net	5,188,779	—
Investment in unconsolidated subsidiary	7,425	(90,000)

Net cash provided by (used in) investing activities	3,206,819	(205,267)

Cash flows from financing activities:
Proceeds from mortgage loans and notes payable	—	400,000
Payments for financing transactions	(61,249)	(1,200)
Payments on mortgage loans and notes payable	(422,515)	(526,152)
Payments on line of credit	(68,466)	(25,000)
Payment on related party note payable	(415,000)	—
Repurchase of Common Shares	(39,769)	—
Dividends/distributions paid, net	(433,519)	(258,888)

Net cash used in financing activities	(1,440,518)	(411,240)

Net (decrease) increase in cash and cash equivalents	(627,533)	251,808
Cash and cash equivalents
Beginning of period	2,892,724	153,901

End of period	$2,265,191	$405,709

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Note 1—Organization

    Stonehaven Realty Trust ("Company") is a real estate investment trust ("REIT") organized in the state of Maryland. The Company was formed on March 15, 1994 to acquire, develop, own and operate investment real estate. As of September 30, 2000, the Company owned seven commercial properties that contain approximately 326,000 commercial rentable square feet. The Company's interest in the commercial properties is held through Wellington Properties Investments, LP (the "Operating Partnership"), a Delaware limited partnership formed in 1998. The Company is the sole general partner of, and as of September 30, 2000, owns an approximate 92.3% interest in the Operating Partnership. On February 24, 2000, the Company acquired RESoft, Inc. (formerly, NETlink International, Inc.) ("Resoft"), a privately held Minnesota corporation, which is an information technology consulting and document management company.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

    The consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of the financial position of the Company as of September 30, 2000, the results of their operations for the nine month and three month periods ended September 30, 2000 and 1999, and their cash flows for the nine month periods ended September 30, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB for the year ended December 31, 1999.

Use of Estimates in the Preparation of Financial Statements

    In order to conform with generally accepted accounting principles, management, in preparation of the Company's consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2000, and the reported amounts of revenues and expenses for the nine months and three months ended September 30, 2000 and 1999. Actual results could differ from those estimates.

Revenue Recognition

    Revenue generated from professional services and sales of hardware and software is recognized as services and goods are provided. Services billed in advance are recorded as deferred revenue and recognized when revenue is earned.

Accounts Receivable

    Accounts receivable is reported net of allowance for doubtful accounts of approximately $87,000 as of September 30, 2000.

Goodwill

    Goodwill incurred in connection with the acquisition of Resoft is amortized on a straight-line basis over an estimated useful life of three years.

Software Development Costs

    Software development costs are expensed as incurred.

Segment Disclosure

    Reportable segments are identified based upon management's approach for making operating decisions and assessing performance of the Company.

Note 3—Acquisition/Disposition of Properties and Consolidated Subsidiary

    On February 29, 2000, the Company through the Operating Partnership, acquired three commercial real estate properties leased for office purposes located in suburban Minneapolis, Minnesota (the "Plymouth Properties"). The properties were purchased from Plymouth Partners II, LLC of which a Trustee of the Company, is the Chief Manager and co-owner. The purchase price of approximately $6,772,000, was funded through the issuance of an aggregate of 181,629 limited partnership units ("Units") in the Operating Partnership (valued at $4.375 per Unit, or an aggregate value of approximately $795,000), the assumption of certain third-party debt totaling approximately $4,472,000, collateralized by such properties, and the balance paid in cash. The acquisition was accounted for using the purchase method of accounting.

    On February 24, 2000, the Company acquired Resoft. The acquisition was accounted for using the purchase method of accounting and was accomplished by exchanging 914,286 of the Company's common shares for all of the issued and outstanding stock of Resoft valued at $4.375 per share, or an aggregate of approximately $4.0 million. Assets acquired of cash $161,000, accounts receivable $431,000, fixed assets and other $149,000, net of liabilities assumed $1,241,000, resulted in goodwill recorded at approximately $4,500,000.

    On June 30, 2000, the Company transferred and sold to Wellington Management Corporation ("WMC") the Company's 100% interest in Lake Pointe Apartment Homes, Inc., a Wisconsin corporation and wholly-owned subsidiary of the Company ("Lake Pointe") and the Company's 8% interest in Highlander Acquisition Company, LLC, a Wisconsin limited liability company ("Highlander"). The interests were exchanged for 95,000 shares of the Company's Class B Junior Cumulative Convertible Preferred Shares owned by WMC, including accrued distributions, and WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe. Further in connection with the dispositions, the listing agreement between the Company and WMC's affiliate, WMC Realty, Inc. ("WRI") was terminated and no brokerage commission was paid to WRI.

    Additionally, on June 30, 2000 in connection with the disposition of Lake Pointe and Highlander, the Chairman of the Board of Trustees of the Company resigned and the President of the Company entered into a Separation Agreement with the Company. Pursuant to the Separation Agreement, on June 30, 2000, the President also resigned as Secretary and Trustee of the Company and the Company paid him a severance payment of $40,000.

    The following pro forma condensed consolidated financial information presented below is as if the acquisitions of the Plymouth Properties and Resoft and the dispositions of Maple Grove, Lake Pointe and Highlander had occurred on January 1, 1999. The pro forma financial information is not necessarily indicative of the results, which actually would have occurred if the acquisitions or disposition had been consummated on January 1, 1999, nor does the pro forma information purport to represent the results of operations for future periods.

	For the nine months ended September 30,
	2000	1999
Pro forma total revenues	$6,312,803	$7,775,884
Pro forma loss available to Common Shareholders	$3,700,934	$2,243,902
Pro forma loss per Common Share
Basic and diluted	$0.83	$0.99

Note 4—Mortgage Loans and Notes Payable

    In connection with the acquisition of the Plymouth Properties, the Company assumed mortgage notes payable totaling approximately $4.5 million. The notes require aggregate monthly payments of $34,186 including interest at a fixed rate of 7.625% per annum. The mortgage notes are due May 31, 2002 and are collateralized by the Plymouth Properties and an assignment of rents.

    In connection with the acquisition of Resoft, the Company assumed two notes payable. The first is a line of credit, which had no balance as of September 30, 2000. The Company canceled the line of credit in October 2000. The second is a note payable to the former Chief Executive Officer of Resoft, who is the President of the Company. The note totaled $335,000 as of September 30, 2000 and is due on January 2, 2001. The payment may be made in cash or Common Shares of the Company, at the option of the Company.

Note 5—Equity

    On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 Units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by American Real Estate Equities, LLC into 808,482 Common Shares.

    In connection with the acquisition of Resoft, the Company issued 914,286 Common Shares (valued at $4.375 per share or an aggregate of $4.0 million) and reserved 200,000 Common Shares for future option grants to employees of Resoft.

    On February 24, 2000, the Company issued to the former Chief Executive Officer of Resoft, who is the President of the Company, options to purchase 1.0 million Common Shares at a price of $5.375 per share. The options are exercisable as to 500,000 shares immediately, with options as to 62,500 shares exercisable quarterly, commencing May 24, 2000. In addition, the Company issued to its Chief Executive Officer options to purchase 666,667 Common Shares at a price of $6.375 per share. The options are exercisable as to 333,333 shares immediately, with options as to 41,666.75 shares exercisable quarterly, commencing May 24, 2000.

    On March 28, 2000, the Company acquired a proprietary database from a sales and marketing company and issued to it 366,670 warrants to purchase the Company's Common Shares. The warrants have an exercise price of $6.375 per share, are immediately vested and expire at the earlier of July 1, 2005 or upon the occurrence of certain corporate events, as defined in the warrant agreement. The Company has the right, for a limited time period, to buy back a portion of the shares upon exercise of the warrant at a purchase price of $6.375. The Company has recorded the fair value of such warrants using the Black-Scholes Pricing Formula and is amortizing the value over a three-year period.

    On June 22, 2000, the Company acquired additional proprietary material from the same sales and marketing company and issued to it an additional 700,000 warrants to purchase the Company's Common Shares. One half of the warrants have an exercise price of $6.375 per share and the remainder has an exercise price of $9.375 per share. The warrants are immediately vested and expire at the earlier of July 1, 2007 or upon the occurrence of certain corporate events, as defined in the warrant agreement. The Company has recorded the fair value of such warrants using the Black-Scholes Pricing Formula and is amortizing the value over a three-year period.

    During the nine months ended September 30, 2000, the Company issued to an individual contractor 42,857 Common Shares in exchange for consulting services provided in connection with the acquisition by the Company of the Plymouth Properties. The shares were valued at an aggregate price of $150,000 or $3.50 per share. The Company has expensed the cost of the consulting services during the nine months ended September 30, 2000.

    On July 1, 2000, the Board of Trustees of the Company authorized the Company to repurchase, on a quarterly basis, up to 150,000 Common Shares of the Company in open market transactions. To facilitate such repurchase program, no dividend was declared on the Company's Common Shares. During the three months ended September 30, 2000, the Company repurchased 15,300 Common Shares at an aggregate cost of approximately $40,000.

    During the nine months ended September 30, 2000, 119,746 Class A Preferred Shares were converted into 412,883 Common Shares.

Note 6—Distributions

    On March 16, 1999, the Board of Trustees declared a split of 4.75 Common Shares for each 3.00 Common Shares effective on March 24, 1999 to shareholders of record as of March 22, 1999 ("Stock Split"). The Operating Partnership simultaneously declared a split of 4.75 Units for each 3.00 Units effective on March 24, 1999 to unit holders of record as of March 22, 1999. All amounts herein have been adjusted to give effect to the Stock Split.

    On March 29, 2000, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares and the Class B Preferred Shares. The dividend with respect to the Class A Preferred Shares and Class B Preferred Shares was paid on May 5, 2000 and June 30, 2000, respectively to shareholders of record on April 21, 2000.

    On October 20, 2000, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares. The dividend with respect to the Class A Preferred Shares is scheduled to be paid on November 15, 2000 to shareholders of record on November 1, 2000. No Class B Preferred Shares are currently outstanding.

    For the nine months ended September 30, 2000, no dividends had been declared on the Common Shares.

Note 7—Loss Per Share

    The Company has adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted is computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the nine months ended September 30, 2000 and September 30, 1999 were 4,228,956 and 1,353,976 respectively. Common share equivalents include outstanding convertible preferred shares, warrants and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the nine months ended September 30,
	2000	1999
		(As restated)
Numerator
Loss from operations	$(2,957,607)	$(1,151,388)
Extraordinary loss	—	(377,647)
Cumulative effect of change in accounting principle	—	(35,565)

Net loss	(2,957,607)	(1,564,600)
Preferred Share Dividends	(643,558)	—

Net loss available to Common Shareholders	$(3,601,165)	$(1,564,600)

Denominator
Weighted average Common Shares outstanding at September 30, 2000 and 1999, respectively: Basic and Diluted	4,288,956	1,353,976
Basic and Diluted EPS
Net loss available to Common Shareholders from operations	$(.84)	$(.85)
Extraordinary loss	—	(.28)
Cumulative effect of change in accounting principle	—	(.03)

Net loss available to Common Shareholders	$(.84)	$(1.16)

Note 8—Commitments and Contingencies

Licensing Agreements

    On September 28, 2000, Resoft entered into two licensing agreements with IntraNet Solutions, Inc., a software vendor (the "Vendor").

    The first agreement, an Application Service Provider (ASP) Software License Agreement, granted Resoft a nontransferable license to use the Vendor's proprietary software in connection with Resoft's application software products for a two-year period in connection with Resoft's subscription services for its suite of products. As part of this agreement, the Vendor has agreed not to solicit another ASP that it knows would incorporate the software into a Web-based application that would be primarily marketed to real estate owners or managers in the United States. Resoft paid the Vendor a non-refundable minimum royalty of approximately $200,000 and is obligated to pay a portion of all revenues derived from any Resoft product that uses the Vendor's proprietary software in excess of $200,000. The Company has capitalized the cost of the agreement as of September 30, 2000 and is amortizing the cost over two years.

    The second agreement, a Value Added Reseller (VAR) License Agreement, grants Resoft the right for two years to use, reproduce, sublicense and distribute the Vendor's proprietary software in connection with the sale of Resoft's existing suite of products directly to non-subscription based customers. As part of this agreement, the Vendor has agreed not to solicit another VAR which the Vendor knows would use or distribute the software to entities in the United States and Canada and whose primary business activity is real estate ownership or management. Resoft is obligated to pay the Vendor a non-refundable, prepaid minimum royalty totaling $1.5 million in escalating installments during the next twelve months. Resoft is also obligated to pay the Vendor an amount equal to its list price for the software less an agreed upon discount. Amounts remitted to the Vendor under this license agreement will be credited against the $1.5 million non-refundable, prepaid minimum royalty. In addition, Resoft's customers can choose to receive software upgrades and support services by paying an additional maintenance and support fee. The Company has recorded the $1.5 million prepaid minimum royalty as of September 30, 2000 and is amortizing the cost over two years.

Sales and Marketing Contract

    Resoft entered into an exclusive marketing agreement with Venture One Real Estate, LLC ("Venture One"), a national real estate brokerage firm with a national network of real estate professionals. The initial term of the agreement is for three years but will renew for different periods of time depending upon the Resoft product if certain events occur. Resoft will pay Venture One a commission equal to 20%, 17.5% and 15% of gross collections derived from clients whether or not referred by Venture One during the first, second and third year, respectively, after the property is entered into Resoft's system. An additional 2.5% will be paid on gross collections for clients referred by an independent broker.

    Resoft may terminate the agreement at various times for Venture One's failure to obtain certain sales quotas and in the event of a change of control of Resoft. In either case, Resoft will continue to pay Venture One its commissions at the applicable rate for three years for those clients existing at the date of termination and a $400,000 termination fee. As long as Venture One continues to meet specified sales quotas, and no change of control occurs, the agreement shall remain in effect until August 31, 2010 unless terminated by mutual consent. If Resoft discontinues marketing its suite of products, Resoft will be required to pay Venture One its commissions at the applicable rate for three years for those clients existing at the date of termination and a $400,000 termination fee.

Constructive Discharge Claim

    Effective November 10, 2000, Ann Wessels voluntarily resigned as the Chief Financial Officer and interim acting Secretary of the Company. Ms. Wessels believes she has been "constructively discharged" on the basis that her duties have been diminished and has made such claim against the Company. The

Company believes she has voluntarily terminated her position and intends to vigorously defend against such claim. In the opinion of management, the settlement of this claim will not have a material adverse effect on the financial position or operating results of the Company.

Note 9—Related Party Transactions

Management Fees

    On June 30, 2000, the Company terminated its property management relationship with WMC Realty, Inc. ("WRI"), a wholly owned subsidiary of WMC, an affiliate of the Company.

    The Company maintains a property management agreement with Hoyt Properties Inc. ("Hoyt"), an entity controlled by a Trustee of the Company to serve as Property Manager of the commercial properties owned by the Company. In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service. Management fees for the period January 1, 2000 through September 30, 2000 totaled approximately $177,000 to Hoyt and $14,000 to WRI. Management fees for the period January 1, 1999 through September 30, 1999 totaled approximately $145,000 to Hoyt and $114,000 to WRI.

Transactions between Companies Under Common Management

    Resoft has a customer relationship in which certain members of the Company's management performed certain management responsibilities for the customer from approximately January 1 through June 30, 2000. Revenues recognized from the February 24, 2000 acquisition date through September 30, 2000 were approximately $353,000. As of September 30, 2000, accounts receivable from the customer was approximately $114,000 and amounts due to the customer was approximately $30,000.

Rental Income

    During the nine months ended September 30, 2000 and September 30, 1999, the Company recognized revenue of approximately $32,000 and $31,000, respectively, on office space leased to Hoyt.

Insurance

    From time to time, the Company has purchased insurance through another affiliate of WMC, Wellington Insurance Services, Inc., which received a commission of those sales equal to 15% of scheduled premiums. These commissions totaled approximately $6,000 and $6,000 for the nine months ended September 30, 2000 and 1999, respectively.

Rental Expense

    During the three months ended September 30, 2000, the Company relocated to office space leased by Hoyt recognizing an expense of approximately $69,000.

Stonehaven Realty Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Note 10—Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2000	1999 (As restated)
Interest paid	$1,206,931	$1,844,994

Supplemental schedule of non-cash investing and financing activities:
The following assets and liabilities were assumed in connection with the acquisition of Resoft:
Furniture and equipment	$(74,672)	$—
Accounts receivable	(430,888)	—
Goodwill	(4,499,777)	—
Other assets	(74,604)	—
Line of credit	68,466	—
Related party note payable	750,000	—
Other liabilities	422,233	—
Common Shares	9,143	—
Additional paid in capital	3,990,858	—

Cash proceeds received from acquisition of consolidated subsidiary	$160,759	$—

The following assets and liabilities were assumed in connection with the acquisition of the Plymouth Properties and additions to other properties:
Purchase of real estate	$(6,772,313)	$—
Additions to real estate	(3,254)	(115,267)
Mortgage notes payable	4,471,694	—
Minority interests	794,627	—
Common shares	429	—
Additional paid in capital	149,571	—

Acquisition of and additions to real estate properties	$(1,359,246)	$(115,267)

The following assets and liabilities were disposed of in connection with the dispositions of Lake Pointe and Highlander:
Disposition of real estate	$3,304,358	$—
Disposition of investment in unconsolidated subsidiary	95,756	—
Restricted cash	110,566	—
Deferred costs	90,942	—
Mortgage note payable	(2,699,460)	—
Accrued liabilities	15,000	—
Security deposits	(43,914)	—
Dividends paid	(45,000)	—
Preferred shares	(950)	—
Additional paid in capital	(760,646)	—

Dispositions of real estate properties	$66,652	$—

Dividends and distributions payable	$1,024,202	$726,526

Sales and marketing warrant valuation	$682,338	$—

Software licensing prepaid minimum royalty	$1,500,000	$—

Stonehaven Realty Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Note 11—Information by Business Segment

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

	Real Estate Properties	Resoft	Total
Nine months ended September 30, 2000
Revenues	$4,120,779	$1,696,299	$5,817,078
Operating expenses	1,664,013	1,489,931	3,153,944

Income from operations	$2,456,766	$206,368	$2,663,134

Segment assets at September 30, 2000	$41,402,726	$6,965,407	$48,368,133

Nine months ended September 30, 1999
Revenues	$5,258,944	$—	$5,258,944
Operating expenses	2,372,228	—	2,372,228

Income from operations	$2,886,716	$—	$2,886,716

Stonehaven Realty Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

    The following table reconciles income from operations for reportable segments to loss from operations as reported in the Consolidated Statements of Operations.

	Nine months ended September 30,
	2000	1999
Income from operations for reportable segments	$2,663,134	$2,886,716
Add:
Equity in income of unconsolidated entities	2,912	7,151
Minority interests	313,755	2,943,063
Less:
General and administrative	(2,148,895)	(506,144)
Interest	(1,379,765)	(1,949,674)
Product development	(421,456)	—
Termination of advisory agreement	—	(950,000)
Nonrecurring expenses	(318,315)	(2,613,383)
Amortization	(993,616)	(120,693)
Depreciation	(675,361)	(848,424)

Loss from operations	$(2,957,607)	$(1,151,388)

Note 12—Restatement of Statement of Operations for the nine-month period ended September 30, 1999

    The statement of operations for the nine months ended September 30, 1999 has been restated as follows:

	For the nine months ended September 30, 1999
	As reported	Adjustments		Restated
Total revenues	$5,258,944	$—		$5,258,944

Equity in income of unconsolidated subsidiary	—	7,151	(a)	7,151
Loss allocated to minority interest	2,593,659	349,404	(b)	2,943,063

Loss before extraordinary loss and cumulative effect of change in accounting principle	(1,543,506)	392,118		(1,151,388)
Extraordinary loss	—	(377,647	)(c)	(377,647)
Cumulative effect of change in accounting principle	—	(35,565	)(d)	(35,565)

Net loss available to Common Shareholders	$(1,543,506)	$(21,094)		$(1,564,600)

Net loss available to Common Shareholders before extraordinary loss and cumulative effect of change in accounting principle per Common Share:
Basic and Diluted	$(1.14)			$(0.85)

Net loss available to Common Shareholders per Common Share:
Basic and Diluted	$(1.14)			$(1.16)

(a)
Reflects the effect of equity in income related to the Company's 8% interest in Highlander.

(b)
Reflects the loss allocated to minority interest as a result of the adjustments.

(c)
Reflects extraordinary loss as a result of unamortized deferred financing fees associated with the expiration of the Company's non-revolving line of credit facility.

(d)
Reflects the write-off of the unamortized balance of organizational cost on the Company's balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the financial statements appearing elsewhere herein. This Form 10-QSB contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, changes in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied spaced upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the Company's acquisitions, potential liability under environmental or other laws and regulations, expanding a new line of business, customer demand for online services and products, uncertainty of emerging online services, ability to meet competition, loss of existing key personnel, ability to hire and retain future personnel, the failure of the Company to manage its growth effectively and the other risks identified in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

  Overview

    Stonehaven Realty Trust is a real estate and technology company separated into two business segments. Resoft, which provides information technology consulting and document management solutions, and Stonehaven Realty, which provides traditional real estate solutions. Resoft launched a suite of real estate technology products during the second quarter of 2000 to address the needs of real estate owners and managers. In addition, Resoft has executed agreements with a sales and marketing company to facilitate the national expansion of its real estate technology products and a software company to facilitate the development of Resoft's suite of products.

    Stonehaven Realty is a real estate investment trust ("REIT"), which as of September 30, 2000, owned a portfolio of seven commercial properties containing an aggregate of approximately 326,000 square feet. The Company's interest in the commercial properties is held through Wellington Properties Investments, LP (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2000, the Company held a 92.3% interest in the Operating Partnership. Stonehaven Realty has engaged the services of a real estate broker to explore valuation and capital appreciation opportunities, which may include a sale of some or all of Stonehaven Realty's real estate assets or a refinance of the existing mortgages.

Acquisition/Disposition of Properties and Consolidated Subsidiary

    On February 24, 2000, the Company acquired RESoft, Inc. (formerly, NETLink International, Inc.) ("Resoft"), a privately held Minnesota corporation, which is an information technology consulting and document management company. The acquisition was accounted for using the purchase method of accounting and was accomplished by exchanging 914,286 of the Company's common shares for all of the issued and outstanding stock of Resoft valued at $4.375 per share, or an aggregate of approximately $4.0 million.

    On February 29, 2000, the Company through the Operating Partnership acquired three commercial real estate properties leased for office purposes located in suburban Minneapolis, Minnesota (the "Plymouth Properties"). The properties were purchased from a related party for an aggregate price of approximately $6,772,000. The purchase price was funded through the issuance of an aggregate of 181,629 limited partnership units ("Units") in the Operating Partnership (valued at $4.375 per Unit, or an aggregate value of approximately $795,000), the assumption of certain third-party debt totaling approximately $4,472,000, secured by such properties, and the balance paid in cash. The acquisition was accounted for using the purchase method of accounting.

    On June 30, 2000, the Company transferred and sold to Wellington Management Corporation ("WMC") the Company's 100% interest in Lake Pointe Apartment Homes, Inc., a Wisconsin corporation and wholly-owned subsidiary of the Company ("Lake Pointe") and the Company's 8% interest in Highlander Acquisition Company, LLC, a Wisconsin limited liability company ("Highlander"). The interests were exchanged for 95,000 shares of the Company's Class B Junior Cumulative Convertible Preferred Shares owned by WMC and, WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe. In connection with the dispositions, (a) the listing agreement between the Company and WMC's affiliate, WMC Realty, Inc. ("WRI") was terminated and no brokerage commission was paid to WRI; (b) the Chairman of the Board of Trustees of the Company resigned effective June 30, 2000; and (c) a President, who was also the Secretary, of the Company entered into a Separation Agreement with the Company effective June 30, 2000.

Anticipated Loss of REIT Status and Current Tax Status

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

    For the three months ended September 30, 2000, the Company continues to qualify for REIT status. However, because of the Company's acquisition of Resoft and Resoft's operations, no assurance can be given that the Company will continue to qualify or remain qualified as a REIT as of December 31, 2000. In addition, due to current economic and market conditions in the real estate sector and other opportunities in related markets, such as Resoft, there is no assurance that the Company will continue to be organized and operated in such a manner to qualify as a REIT. Further, the Company is evaluating various alternative financing transactions for Resoft. In the event Resoft consummates a financing, the Company anticipates that it would no longer qualify as a REIT.

    If the Company fails to qualify as a REIT for any taxable year, the Company will be subject to federal income tax on all of its taxable income at regular corporate rates, and will not receive a deduction for dividends paid to its shareholders. Additionally, any distributions to shareholders generally will still be taxable to the shareholders as ordinary income to the extent of current and accumulated earnings and profits. Thus, the Company's income would be subject to double taxation—at the corporate level and the shareholder level to the extent such income is distributed to shareholders. For the year ended December 31, 2000, the Company expects to be in a taxable loss position, and as a result, does not expect it will be subject to federal income taxes.

    Failure to qualify as a REIT for even one taxable year would also disqualify the Company from taxation as a REIT for the next four taxable years and could result in the Company incurring indebtedness or liquidating investments should the Company not have sufficient funds to pay the resulting federal income tax liabilities. As a result, the funds available for distribution to the Company's shareholders would be reduced for each of the years involved. In addition, dividend payments subject to the Code would no longer be required.

Results of Operations

    Comparison of the Nine Month Period Ended September 30, 2000 and 1999:  Rental revenue decreased by approximately $1,612,000 or 39.8% for the nine-month period ended September 30, 2000 compared to the nine month period ended September 30, 1999. The decreased revenue was primarily a result of the Company's disposition of the Maple Grove Apartments on November 16, 1999 and Lake Pointe on June 30, 2000, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000. Tenant recoveries increased approximately $250,000 or 21.5% for the nine-month period ended September 30, 2000 compared to the nine-month period ended September 30, 1999. The increased revenue was primarily a result of the Company's acquisition of the Plymouth Properties. Professional services and sales of hardware and software of approximately $1,696,000 for the nine-month period ended September 30, 2000 is the result of the Company's February 24, 2000 acquisition of Resoft. Interest and other increased by $224,000 during these same periods primarily due to interest earned on invested funds as a result of the Company's public offering consummated on October 28, 1999.

    Total expenses decreased from approximately $9,361,000 for the nine month period ended September 30, 1999 to $9,091,000 for the nine month period ended September 30, 2000, a net decrease of $270,000 of which approximately $3,563,000 of the change represented non-recurring charges incurred during 1999 related to the abandonment of certain potential acquisitions and the partial termination of the incentive advisory agreement between WMC and the Company. Costs of professional services, sales of hardware and software and software development were a result of Resoft. Decreased property, operating and maintenance, property taxes and insurance, management fees and interest expense were primarily a result of the disposition of the Maple Grove Apartments on November 16, 1999 and Lake Pointe on June 30, 2000, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000. Increased general and administrative and advertising and promotion expenses were primarily a result of costs associated with Resoft. Nonrecurring charges incurred during 2000 primarily related to costs associated with abandoned projects, fixed asset disposals and the severance package associated with the disposition of Lake Pointe on June 30, 2000.

    Depreciation and amortization increased primarily as a result of the Company's amortization of goodwill resulting from the acquisition of Resoft and the value assigned to certain warrants coupled with additional depreciation from the recently acquired Plymouth Properties offset, in part, by reduced depreciation as a result of the disposition of the Maple Grove Apartments and Lake Pointe. Interest expense decreased from approximately $1,950,000 for the nine month period ended September 30, 1999 to approximately $1,380,000 for the comparable period in 2000, a decrease of 29.2%, primarily as a result of the Company's payoff of the mortgage loans associated with the Maple Grove Apartments and Lake Pointe, offset, in part, by the Company's assumption of mortgage loans associated with the Plymouth Properties.

    The equity in income of unconsolidated subsidiary of approximately $3,000 for the nine-month period ended September 30, 2000 as compared to $7,000 for the nine-month period ended September 30, 1999 is the result of the Company's 8% interest in Highlander that was sold and transferred at June 30, 2000.

    On March 29, 2000, the Company declared a dividend of $0.475 per share aggregating to approximately $328,000 with respect to the Class A and Class B Preferred Shares. On October 20, 2000, the Company declared a dividend of $0.475 per share aggregating to approximately $316,000 with respect to the Class A Preferred Shares. No Class B Preferred Shares are currently outstanding.

    As a result of the above factors, loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interests decreased from approximately $4,102,000 for the nine month period ended September 30, 1999 to a loss of approximately $3,274,000 for the nine month period ended September 30, 2000 and net loss available to Common Shareholders increased from

$1,565,000 for the nine month period ended September 30, 1999 to $3,601,000 for the nine month period ended September 30, 2000.

    Comparison of the Three Month Period Ended September 30, 2000 and 1999:  Rental revenue decreased by approximately $672,000 or 48.6% for the three month period ended September 30, 2000 compared to the three month period ended September 30, 1999. The decreased revenue was primarily a result of the Company's disposition of the Maple Grove Apartments on November 16, 1999 and Lake Pointe on June 30, 2000, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000. Tenant recoveries increased approximately $90,000 or 21.6% for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999. The increased revenue was primarily a result of the Company's acquisition of the Plymouth Properties. Professional services and sales of hardware and software of approximately $656,000 for the three-month period ended September 30, 2000 was the result of the Company's February 24, 2000 acquisition of Resoft. Interest and other income increased by $63,000 during these same periods primarily due to interest earned on invested funds.

    Total expenses increased from approximately $1,880,000 for the three-month period ended September 30, 1999 to $3,541,000 for the three-month period ended September 30, 2000, a net increase of $1,661,000. Increased costs related to sales of hardware, software and professional services, advertising and promotion and software development costs were a result of the acquisition of Resoft. Decreased property, operating and maintenance, property taxes and insurance, management fees and interest expense were primarily a result of the disposition of the Maple Grove Apartments on November 16, 1999 and Lake Pointe on June 30, 2000, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000. Increased general and administrative expenses were primarily the result of additional general and administrative costs associated with Resoft. Nonrecurring charges incurred were related to costs associated with fixed asset disposals.

    Depreciation and amortization increased primarily as a result of the Company's amortization of goodwill in connection with the acquisition of Resoft and the value assigned to certain warrants over a three year period coupled with additional depreciation of the recently acquired Plymouth Properties offset, in part, by reduced depreciation as a result of the disposition of the Maple Grove Apartments and Lake Pointe.

    Interest expense decreased from approximately $654,000 for the three month period ended September 30, 1999 to approximately $440,000 for the comparable period in 2000, a decrease of 32.7%, primarily as a result of the Company's payoff of the mortgage loans associated with the Maple Grove Apartments and Lake Pointe, offset, in part, by the Company's assumption of mortgage loans associated with the Plymouth Properties.

    There was no equity in income of unconsolidated subsidiary for the three month period ended September 30, 2000 as compared to $3,000 for the three month period ended September 30, 1999, due to the sale and transfer of the Company's 8% interest in Highlander.

    On October 20, 2000, the Company declared a dividend of $0.475 per share aggregating to approximately $316,000 with respect to the Class A Preferred Shares. No Class B Preferred Shares are currently outstanding.

    As a result of the above factors, loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interests increased from approximately $66,000 for the three month period ended September 30, 1999 to a loss of approximately $1,590,000 for the three month period ended September 30, 2000 and net loss available to Common Shareholders increased from approximately $28,000 for the three month period ended June 30, 1999 to $1,817,000 for the three month period ended September 30, 2000.

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

    On March 29, 2000 the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares and the Class B Preferred Shares. The dividend with respect to the Class A Preferred Shares and Class B Preferred Shares was paid on May 5, 2000 and June 30, 2000, respectively, to shareholders of record on April 21, 2000.

    On July 1, 2000, the Company determined that it was in the Company's and its shareholders' best interests to suspend Common Share quarterly dividends to either expand operations or repurchase its Common Shares pursuant to an authorized stock repurchase program. The Board of Trustees of the Company authorized the Company to repurchase, on a quarterly basis, up to 150,000 Common Shares of the Company in open market transactions. During the three months ended September 30, 2000, the Company purchased 15,300 Common Shares at an aggregate cost $40,000.

    On October 20, 2000, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares. The dividend with respect to the Class A Preferred Shares is scheduled to be paid on November 15, 2000 to shareholders of record on November 1, 2000. No Class B Preferred Shares are currently outstanding.

    For the nine months ended September 30, 2000, no dividends had been declared on the Common Shares.

    On September 28, 2000, Resoft entered into two licensing agreements with IntraNet Solutions, Inc., a software vendor (the "Vendor"). The first agreement, an Application Service Provider (ASP) Software License Agreement, granted Resoft a nontransferable license to use the Vendor's proprietary software in connection with Resoft's application software products for a two-year period in connection with Resoft's subscription services for its suite of products. As part of this agreement, the Vendor has agreed not to solicit another ASP that it knows would incorporate the software into a Web-based application that would be primarily marketed to real estate owners or managers in the United States. Resoft paid the Vendor a non-refundable minimum royalty of approximately $200,000 and is obligated to pay a portion of all revenues derived from any Resoft product that uses the Vendor's proprietary software in excess of $200,000. The Company has capitalized the cost of the agreement as of September 30, 2000 and is amortizing the cost over two years.

    The second agreement, a Value Added Reseller (VAR) License Agreement, grants Resoft the right for two years to use, reproduce, sublicense and distribute the Vendor's proprietary software in connection with the sale of Resoft's existing suite of products directly to non-subscription based customers. As part of this agreement, the Vendor has agreed not to solicit another VAR that the Vendor knows would use or distribute the software to entities in the United States and Canada and whose primary business activity is real estate ownership or management. Resoft is obligated to pay the Vendor a non-refundable, prepaid minimum royalty totaling $1.5 million in escalating installments during the next twelve months. Resoft is also obligated to pay the Vendor an amount equal to its list price for the software less an agreed upon discount. Amounts remitted to the Vendor under this license agreement will be credited against the $1.5 million non-refundable, prepaid minimum royalty. In addition, Resoft's customers can choose to receive software upgrades and support services by paying an additional maintenance and support fee. The Company has recorded the $1.5 million prepaid minimum royalty as of September 30, 2000 and is amortizing the cost over two years.

    Resoft entered into an exclusive marketing agreement with Venture One Real Estate, LLC ("Venture One"), a national real estate brokerage firm with a national network of real estate professionals. The initial term of the agreement is for three years but will renew for different periods of time depending upon the Resoft product if certain events occur. Resoft will pay Venture One a commission equal to 20%, 17.5% and 15% of gross collections derived from clients whether or not referred by Venture One during the first, second and third year, respectively, after the property is entered into Resoft's system. An additional 2.5% will be paid on gross collections for clients referred by an independent broker.

    Resoft may terminate the agreement at various times for Venture One's failure to obtain certain sales quotas and in the event of a change of control of Resoft. In either case, Resoft will continue to pay Venture One its commissions at the applicable rate for three years for those clients existing at the date of termination and a $400,000 termination fee. As long as Venture One continues to meet specified sales quotas, and no change of control occurs, the agreement shall remain in effect until August 31, 2010 unless terminated by mutual consent. If Resoft discontinues marketing its suite of products, Resoft will be required to pay Venture One its commissions at the applicable rate for three years for those clients existing at the date of termination and a $400,000 termination fee.

    The Company has no other material contractual obligations for property acquisition, material capital costs, other than tenant improvements in the ordinary course of business, or operating expenses. The Company expects to meet its long-term capital needs through a combination of cash from operations, net cash proceeds from sales, additional borrowings and additional equity issuances of Common or Preferred Shares.

Cash Flows

    During the nine month period ended September 30, 2000, the Company generated (i) approximately $5,189,000 from the redemption of marketable securities; (ii) approximately $161,000 from net cash proceeds in connection with the acquisition of NETLink; (iii) approximately $67,000 from net cash proceeds in connection with the disposition of Lake Pointe and Highlander; and (iv) approximately $7,000 from distributions from investment in unconsolidated subsidiary. These cash flows were used primarily for (i) acquisition of and additions to real estate properties of approximately $1,359,000; (ii) acquisition of computer hardware, software and other fixed assets of approximately $858,000; (iii) payments incurred for financing transactions of approximately $61,000; (iv) repurchases of Common Shares of approximately $40,000; (v) payment of cash dividends, net of the Company's dividend reinvestment plan of approximately $434,000; (vi) repayments of debt obligations aggregating approximately $906,000; and (vii) cash used in operating activities of approximately $2,394,000. As a result, the Company's cash balance decreased by approximately $628,000 from approximately $2,893,000 at December 31, 1999 to $2,265,000 at September 30, 2000.

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

a.        None

b.        None

c.        Recent sales of unregistered securities

       1) Sales for consideration other than cash pursuant to Section 4(2) of the Securities Act, as amended:

         None

       2) Issuance of options and warrants or conversions:

         During the three months ended September 30, 2000, 19,130 Class A Preferred Shares were converted into 65,960 Common Shares of the Company.

d.        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Effective November 10, 2000, Ann Wessels voluntarily resigned as the Chief Financial Officer and interim acting Secretary of the Company. Ms. Wessels believes she has been "constructively discharged" on the basis that her duties have been diminished and has made such claim against the Company. The Company believes she has voluntarily terminated her position and intends to vigorously defend against such claim. Duane H. Lund, the Chief Executive Officer of the Company, will act as the interim Chief Financial Officer and Secretary of the Company until the Board of Trustees elects a new officers for 2001 at the Company's Annual Meeting scheduled for early January 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit Number	Description
2.2	Agreement and Plan of Reorganization dated as of February 25, 2000, by and among the Company, NTLI Acquisition Corporation, a Delaware corporation, NETLink International, Inc., a Minnesota corporation and Odeh A. Muhawesh, Mary Henschel, Alan Schmidt, Ahmad Yassine, Patrick Archbold, Ann Wessels, Art Carruth, Patricia Hewitt, Thomas Walker and Sherry Ajax*
2.3	Contribution Agreement between Wellington Partners, L.P., Wellington Properties Trust and Plymouth Partners II, LLC and other LP Unit Recipients dated as of February 29, 2000*
10.1	Agreement of Limited Partnership of Wellington Properties Investments, L.P. and Wellington Management Corporation dated as of August 31, 1998**
10.2	Warrant to Purchase Shares of Stock dated March 28, 2000 between the Company and Venture One Real Estate LLC***
10.3	Call Agreement dated March 28, 2000 between the Company and Venture One Real Estate LLC***
10.4	Warrant to Purchase Shares of Stock dated June 22, 2000 between the Company and Venture One Real Estate LLC***
10.5	Exclusive Agency and Representation Agreement between RESoft, Inc. and Venture One Real Estate, LLC†
27.1	Financial Data Schedule†
99.1	Text of Press Release dated July 3, 2000***
99.2	Text of Press Release dated July 3, 2000***
99.3	Text of Press Release dated October 10,2000†
99.4	Text of Press Release dated October 20, 2000†

*
Incorporated by reference from the Company's Form 8-K filed with the SEC on March 17, 2000.

**
Incorporated by reference as Schedule C to the Company's Schedule 14A filed November 6, 1998.

***
Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 2000 filed with the SEC on August 14, 2000.

†
Filed herewith

    REPORTS ON FORM 8-K

    NONE

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEHAVEN REALTY TRUST
	By:	/s/ DUANE H. LUND Duane H. Lund Chief Executive Officer
Date: November 14, 2000

QuickLinks

STONEHAVEN REALTY TRUST AND SUBSIDIARIES FORM 10-QSB INDEX
Stonehaven Realty Trust and Subsidiaries Consolidated Balance Sheet September 30, 2000 (unaudited)
Stonehaven Realty Trust and Subsidiaries Consolidated Statements of Operations (unaudited)
Notes to Consolidated Financial Statements
Notes to Consolidated Financial Statements
SIGNATURES