Form 10KSB
period 2000-12-31
STONEHAVEN REALTY TRUST
filed 2001-04-02
CIK 928953

  SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

 FORM 10–KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2000 OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
_____________ TO _____________

Commission File Number: 0-25074

STONEHAVEN REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	39–6594066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4150 Olson Memorial Highway, Suite 400, Minneapolis, Minnesota	55422
(Address of principal executive offices)	(Zip code)

763-398-1100
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Shares, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes  X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–KSB or any amendment to this Form 10–KSB. (    )

Registrant’s revenues for its most recent fiscal year: $8,116,064

As of March 1, 2001, the Registrant had 4,517,524 Common Shares, $0.01 par value and 663,291 Class A Cumulative Convertible Preferred Shares outstanding.  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,019,286 based on the closing prices of $1.7656 for its Common Shares and $6.75 for its Class A Cumulative Convertible Preferred Shares on the American Stock Exchange on March 1, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes _; No X (Added by  Exch Act Rel No. 31905, eff 4/26/93.)

STONEHAVEN REALTY TRUST
2000 ANNUAL REPORT ON FORM 10–KSB
TABLE OF CONTENTS

PART I

Item 1.   BUSINESS

RISK FACTORS

This report on Form 10-KSB contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward–looking statements that are based on certain assumptions, and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions.   These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties.  Accordingly, actual performance, events or results may differ materially from such forward-looking statements.  Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, changes in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied space upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the Company's acquisitions, potential liability under environmental or other laws and regulations, expanding a new line of business, customer demand for online services and products, uncertainty of emerging online services, ability to meet competition, loss of existing key personnel, ability to hire and retain future personnel, the failure of the Company to manage its growth effectively and other risks identified in this filing or other reports of the Company filed with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward–looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in other Company filings with the Securities and Exchange Commission.

COMPANY OVERVIEW

Stonehaven Realty Trust ("Company") is a real estate and technology company separated into two business segments: a commercial real estate segment which acquires, owns and operates commercial real estate and a technology segment which provides information technology consulting and document management solutions.

The Company is a self-administered real estate investment trust (“REIT”) formed on March 15, 1994 under Maryland law.  In November 1998, the Company became an umbrella partnership REIT and formed an operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which the Company is the sole general partner and owns an approximate 92.9% interest.  Through the Operating Partnership and certain wholly owned subsidiaries, the Company acquires, owns and operates commercial real estate investment properties.

As of December 31, 2000, the Company owned the following five commercial real estate properties:

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota,
•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota,
•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota,
•	A 77,533 square-foot office building in St. Cloud, Minnesota, and
•	A 50,291 square-foot light industrial facility in Burnsville, Minnesota

As of December 31, 2000, management believes that the Company is organized and operates in a manner that satisfies the requirements to be treated as a REIT under Maryland law.  However, for the year ended December 31, 2000, management believes it no longer satisfies the requirements for taxation as a REIT under the Internal Revenue Code of 1986.  For the year ended December 31, 2000, the Company was in a taxable loss position.  As a result, management of the Company does not expect the Company will incur a material federal income tax liability for the year ended December 31, 2000.

On February 24, 2000, the Company acquired RESoft, Inc., (formerly, NETLink International, Inc.) (“RESoft”) a privately held Minnesota corporation.  Since 1991, RESoft has offered various information technology services and has been a reseller of various computer hardware and software products.  Subsequent to the acquisition, RESoft has continued to provide similar service offerings and in addition, has introduced a proprietary document management software product primarily targeted to the real estate industry.

Significant Subsequent Development

On January 8, 2001, the Company entered into an agreement through the Operating Partnership to transfer and sell to an unrelated third party the St. Cloud, Minnesota commercial real estate property.  In exchange for the commercial real estate property, the Company will receive approximately $8.3 million.  In addition, the Company will repay the outstanding mortgage indebtedness of approximately $7.3 million.

Significant 2000 Developments

On December 29, 2000, the Operating Partnership sold its membership interest in its wholly owned subsidiary WPT I, LLC, a Delaware limited liability company ("WPT I") and owner of the Thresher Square property ("Thresher Property"), to four individuals ("Buyers"), in exchange for $169,874 in cash, 522,416 shares of common stock of the Company and 61,898 units of WPT I, all of which will be cancelled, and the release of approximately $6.6 million of debt. In connection with the sale, cash in the amount of $805,000 securing a letter of credit granted by the Company in favor of the mortgagee of the Thresher Property and the letter of credit will be released. Additionally, the Company is released from its obligation to indemnify one of the Buyers, who is also a member of the Board of Trustees of the Company, from amounts incurred by him under personal guaranties related to the Thresher Property which remained in place after the original purchase by WPT I.  WPT I originally purchased the Thresher Property from the Buyers, one of which is a Trustee of the Company.

On June 30, 2000, the Company transferred and sold to Wellington Management Corporation ("WMC") the Company's 100% interest in Lake Pointe Apartment Homes, Inc., a Wisconsin corporation and wholly–owned subsidiary of the Company ("Lake Pointe") and the Company's 8% equity interest in Highlander Acquisition Company, LLC, a Wisconsin limited liability company ("Highlander"). The interests were exchanged for 95,000 shares of the Company's Class B Junior Cumulative Convertible Preferred Shares owned by WMC and WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe. In connection with the dispositions, (a) the listing agreement between the Company and WMC's affiliate, WMC Realty, Inc. ("WRI") was terminated and no brokerage commission was paid to WRI; (b) the Chairman of the Board of Trustees of the Company resigned effective June 30, 2000; and (c) a President, who was also the Secretary, of the Company entered into a Separation Agreement with the Company effective June 30, 2000.

On February 29, 2000, the Company through the Operating Partnership acquired three commercial real estate properties located in suburban Minneapolis, Minnesota ("Plymouth Properties"). The Plymouth Properties were purchased from a related party for an aggregate purchase price of approximately $6.7 million. The purchase price was funded through the issuance of an aggregate of 181,629 limited partnership units ("Plymouth Units") in the Operating Partnership (valued at $4.35 per Plymouth Unit, or an aggregate value of approximately $790,000), the assumption of certain third–party debt totaling approximately $4.5 million, secured by the Plymouth Properties, and the balance paid in cash.

On February 24, 2000, the Company acquired RESoft.  The acquisition was accomplished by exchanging 914,292 of the Company's Common Shares for all of the issued and outstanding stock of RESoft valued at $4.375 per share, or an aggregate value of approximately $4.0 million.

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by American Real Estate Equities, LLC (“AREE”) into 808,482 Common Shares.

Significant 1999 Developments

On November 16, 1999, the Company disposed of the Maple Grove Apartments, a 304-unit apartment community in Madison, Wisconsin.  Sale consideration totaled $16.7 million, which included the assumption of approximately $12.6 million of mortgage indebtedness.

On October 28, 1999, the Company issued 700,000 Class A Cumulative Convertible Preferred Shares (“Class A Preferred Shares”) to the public (“Preferred Offering”). Each of the Class A Preferred Shares is entitled, at all meetings of shareholders, to 3.448 votes, the number of Common Shares ($0.01 par value) into which they are convertible, subject to adjustment for stock splits and similar events.  The Class A Preferred Shares are entitled to vote as a class on certain matters that affect their respective rights.  The Class A Preferred Shares bear a liquidation value of $10.00 per share and accrue a dividend equal to $0.475 per share, with such dividend payable every six months.  The Class A Preferred Shares are convertible into the number of Common Shares equal to the quotient obtained by dividing (1) $10.00 plus any dividends then accrued but unpaid on the Class A Preferred Shares, by (2) $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares.  The Company has the right to redeem the Class A Preferred Shares, under certain circumstances, after the two-year anniversary date of the initial closing of the Preferred Offering.  On December 16, 1999, in connection with a 45-day option to purchase additional Class A Preferred Shares solely to cover any over allotments of the Preferred Offering, the Company issued 85,037 additional Class A Preferred Shares.  Proceeds from these sales of Class A Preferred Shares, net of underwriters’ discount and total offering expenses, were $6.8 million.

In the second quarter of 1999, due principally to the fact that the Operating Partnership acquired only three properties since November 1998, the Company entered into discussions with AREE and WMC to restructure certain agreements. The Company’s Chief Executive Officer and two members of the Company’s Board of Trustees were principal members of AREE or related entities thereof.  At that time, the Chairman of the Board of Trustees of the Company was the President and Chief Executive Officer of WMC and held an aggregate 41.8% direct and indirect interest in WMC.  As a result of those discussions, the following occurred during 1999:

•	Recipients of 838,372 limited partnership units (“Units”) in the Operating Partnership, received in the November 1998 acquisitions, returned such Units to the Company for cancellation.
•	AREE returned the warrant covering 791,667 Common Shares to the Company. Further, the Company issued 254,800 Class B Junior Cumulative Convertible Preferred Shares (“Class B Preferred Shares”) to AREE as consideration for payment of advances to the Company for working capital purposes, costs incurred in connection with the Company’s 1998 commercial acquisitions and payments for abandoned project pursuit costs.

•	As consideration for the termination of an advisory agreement between the Company and WMC, WMC returned the warrant covering 791,667 Common Shares to the Company, the Company issued 95,000 Class B Preferred Shares to WMC and WMC retained cash payments of $550,000 received during 1998.

The Class B Preferred Shares bore the same rights, terms and preferences as the Class A Preferred Shares, but ranked junior as to payment of dividends and distributions upon liquidation.  The Class B Preferred Shares were issued for a value of $10.00 per share. The Class B Preferred Shares were entitled to vote as a class on certain matters that affect their respective rights.

Real Estate Competition

The real estate market is highly competitive.  Competing properties may be newer or have more desirable locations than the Company’s current property holdings. If the market does not absorb newly constructed space, market vacancies will increase and market rents may decline.  As a result, the Company may have difficulty leasing space within its properties and may be forced to lower rents on leases to compete effectively.

The Company also competes for the purchase of property with many entities, including other publicly traded REITs.  Many competitors have substantially greater financial resources than the Company.  In addition, certain competitors may be willing to accept lower returns on their investments.  If competitors prevent the Company from buying properties that may be targeted for acquisition, the Company may not be able to meet its capital appreciation and valuation goals.

Real Estate Tenants

During the year ended December 31, 2000, two tenants represented approximately 31.5% of the Company’s rental revenues.  During the year ended December 31, 1999, one tenant represented approximately 13.3% of the Company’s rental revenues.

Real Estate Environmental Matters

The Company is subject to various federal, state and local environmental laws.  These laws can impose liability on property owners or operators for the costs of removal or remediation of certain hazardous substances released on a property, even if the property owner was not responsible for the release of the hazardous substances.  The presence of hazardous substances on properties of the Company may adversely affect occupancy and the Company’s ability to sell or borrow against those properties.  In addition to the costs of government claims under environmental laws, private plaintiffs may bring claims for personal injury or similar reasons.  Various laws also impose liability for the costs of removal or remediation of hazardous substances at the disposal or treatment facility.  Any entity that arranges for the disposal or treatment of hazardous substances at such a facility is potentially liable under such laws.  These laws often impose liability whether or not the facility is or ever was owned or operated by such person.  To date, the impact of these laws has not been materially adverse to the operations of the Company.

Real Estate Strategy

After giving effect to the anticipated sale of the Cold Spring property, the Company will own four commercial properties, all of which are 100% leased.  The Company intends to continue to own and operate these properties due to the expected cash flow results.  The Company has bought and sold various real estate properties during its corporate history and expects to continue to explore valuation and capital appreciation opportunities in relation to its real estate business segment.

Technology Background

Real Estate.  The U.S. commercial real estate market is one of the largest industries in the world, representing approximately $4.3 trillion in total aggregate asset value. The nature of business within the commercial real estate industry is highly fragmented, people intensive and time consuming. Management believes these inefficiencies create an enormous opportunity for companies who deliver Internet–based technologies that provide fast, efficient and cost saving solutions.

Core activities such as buying, selling, servicing, building, leasing and managing are handled primarily utilizing traditional business practices such as copying, mailing and faxing documents, frequent phone calls and extensive travel for face–to–face meetings. Management believes the commercial real estate industry will be forced to evaluate new technologies as their clients and business partners demand a more streamlined way to communicate and collaborate. Management believes developments within and outside the industry have made commercial real estate owners accept Internet technologies as a way of addressing these issues.

Target customers for RESoft’s product are large national and regional commercial real estate owners and managers who are leaders within this $4.3 trillion market. In addition to the size of the market, management believes several characteristics of the real estate market enhance the need for Web–based solutions including the fragmentation of the commercial real estate industry and the people–intensive nature of the real estate market. In addition to real estate owners and managers, numerous third–party providers are involved in the maintenance of real estate properties, and the traditional means of communicating and transacting business has been via traditional paper means resulting in numerous inefficiencies. The real estate industry currently relies on numerous sources of information related to management, leasing, selling and financing real estate, the bulk of which is usually gathered in a manual, labor–intensive and time–intensive manner as commercial real estate owners and managers work with a variety of different business partners and clients who are often in different locations.

Legal and Corporate.  The Internet is having a dramatic and pervasive impact on the way that many organizations conduct business. Law firms and corporations are looking for new and innovative ways to use the Internet to gain competitive advantages. For example, organizations are employing web-based technologies to disseminate, exchange and manage information internally through corporate intranets to enable collaboration among employees. Law firms are also using web-based technologies to develop extranets that extend the enterprise and enable it to collaborate directly with its partners, customers and service providers. The use of web-based technologies has led to the development of an electronic business environment, or e-business, where the dynamic exchange, timely dissemination and use of information is essential to conducting business.

The development of e-business has led to a dramatic increase in the amount of information available to the average employee. This increase in information has not only transformed the legal and business world but has also introduced new complexities and challenges as employees struggle to cope with the volume and diversity of information that they are required to process on a daily basis. The average employee receives a broad range of information, content and documents through a variety of sources including email, voicemail, enterprise and desktop applications, facsimiles and photocopies, the Internet, and intranet and extranet web sites. In addition, the growth of e-business has resulted in a proliferation of the various forms in which employees receive and exchange information. These new forms include media such as graphics, video, text, audio and data. The e-business requirement that the right information be delivered to the right person at the right time is threatened by the overwhelming amount and variety of information that is now disseminated through these disparate media sources. Management believes that these challenges, combined with the commitment that the top law firms in the United States and the Global 2000 companies have made to technology, creates enormous opportunity for companies providing Internet-based technologies.

RESoft Solution

RESoft offers the following services to its customers: offering of technology consulting services including, among other services, information technology planning and analysis, network integration services, software implementation and migration and website development; application service provider (“ASP”) service for its real estate owners and managers who utilize the Company’s product, REDocs; and the resale of various hardware or software products, primarily document management software, to the real estate owners and managers, law firms and major corporations.

For the real estate industry, REDoc’s provides the following key benefits:

REDoc’s is designed to solve many of the inefficiencies of the traditional system. By using REDocs, a customized, Web–based application, communications between owners and operators and their numerous clients and service providers are streamlined and the resulting efficiency will help reduce real estate operating costs and increase revenues. REDocs was designed to meet Internet standards and has been developed within a robust architectural structure that is extremely flexible, extensible and which can quickly and easily integrate with other systems.

REDocs has been designed within an ASP model that enables users to implement the product without significant technological or financial barriers or can be sold as a stand-alone software application. If our real estate customers choose the ASP version of the software, RESoft’s customers do not have to host on–site document management hardware or software or incur large, up–front capital expenditures typically required with similar types of products. In addition, the implementation of REDocs will not require RESoft’s real estate clients to have staff with document management expertise or significantly change the way end users work or save information, therefore, little training is required. Finally, management believes the "stickiness" factor of the REDocs system is substantial.  RESoft expects that once prospective clients implement REDocs, they will have an incentive to encourage their clients to adopt the REDocs system to further improve their communication capabilities. Management believes this domino effect will enable REDocs to become a dominant document management platform for the entire real estate industry.

RESoft’s experience with this type of technology has given RESoft the ability to design a full–feature system that management believe addresses all RESoft’s clients' document management needs. REDocs is distinguishable from other "file manager" systems in that RESoft’s product offer top level security capabilities, user administration that is light–weight directory access protocol ("LDAP") compliant, meta and full text searching capabilities, email triggers, version control, file locking, extensive logging and reporting tools, as well as the ability to integrate with a majority of the other commonly used back office systems in the industry. Management believes that RESoft’s user friendly and robust document management system and marketing expertise will give RESoft a competitive advantage in the real estate technology industry.

Document management technology represents a strategic point of entry into the commercial real estate market for us. Management believes property owners and managers will adopt RESoft’s technology as a means of decreasing costs and increasing profitability as well as streamlining their work processes. Management believes REDocs will save them money on administrative staff, shipping, reproduction and various communication expenses. RESoft’s Web–based technology solution enables property managers to organize, manage, and present their information to their clients and business partners in an easy format, giving them secure access to critical information through an Internet browser from anywhere and at anytime. Our solution is based on several key tenets, including:

Designed by and for the Real Estate Professional.  REDocs was specifically designed for the commercial real estate market. Both RESoft’s management team and RESoft’s prospective clients influenced the design of the product.  Because management has an intimate understanding of the needs of commercial real estate owners and operators, RESoft was able to customize a standard document management system that management believes captures the needs of this unique industry. The results are a Web–based document management system that streamlines communication between owners and managers and their numerous contacts, clients, and service providers including lawyers, maintenance providers, accountants, brokers, architects, engineers, security and telecommunications providers.

Management believes real estate owners and managers will benefit from REDocs because it can:
•	Reduce time for document deliveries on sale and refinancing transactions;
•	Reduce time expended for document retrieval and filing;
•	Minimize the cost of reproducing lost documents;
•	Reduce rental space for on site storage of documents;
•	Reduce lease execution time and vacancy rates;
•	Increase the number of prospects viewing vacant space;
•	Increase tenant satisfaction on work order requests and follow–up communications;
•	Replace the time and expense of overnight delivery of documents;
•	Provide an intelligent system for qualifying the space needs of tenants as well as brokers;
•	Provide a management tool for understanding which brokers and tenants are looking at space; and
•	Supply real–time knowledge of financial information.

Flexible and Robust Technology.  RESoft’s ten years of experience working with document management systems and developing other Web–based applications has enabled RESoft to come to the market quickly its real estate document management solution. Designed from the ground up as a Web–based system, REDocs is built to meet Internet standards and Internet protocols. This architecture provides RESoft with the means of being flexible, extensible, and having the ability to quickly and easily integrate with other Web–based systems. The system, which is hosted at a reputable, national ISP, is designed to handle millions of users and terabytes of data. RESoft is using hardware and software platforms that are state–of–the–art and are from proven companies in the technology world such as Cisco Systems, Oracle and Sun Microsystems.

No Significant Implementation Obstacles.  Management designed REDocs so there should be no significant technological or financial barriers to implementing the product. RESoft’s ASP model eliminates the need for RESoft’s clients to host their own hardware or software. As a result, the client need not incur any large, upfront capital expenditures typically required to enter into an enterprise document management system. Clients do not need to have document management expertise on staff.  Implementing the REDocs system does not change the way the end user works or saves information; therefore, little training is required. This is especially important because many different clients, contacts and business partners will be accessing RESoft’s clients' system from external locations. Finally, all documents are saved in their native format, thus maintaining their integrity.

Stickiness Factor.  Management believes RESoft’s clients will continue to use the system after their documents are loaded and the property managers distribute user ID's and passwords to their clients and partners. Management expects that the "stickiness" of REDocs will enable RESoft to achieve high customer retention so that management can continue to focus RESoft’s efforts on obtaining new clients. In addition, as major REIT's and other property owners buy and sell properties to each other, management believes that they will help RESoft establish market dominance by showing the value of RESoft’s system to other real estate owners.

Untapped Potential of REDocs.  Although on the surface, the REDocs product appears to be a standard document management system with extensible plug–ins, there are features inherent in the system that enable it to be used as a robust knowledge management system. As clients increasingly use REDocs, REDocs will be gathering information that can be used to provide them with business intelligence about their clients, prospective clients and business partners. Management believes that clients will be able to "grow" into REDocs over time as their requirements become more sophisticated.

For the real estate industry, law firms and major corporations, RESoft’s other services provide the following key benefits:

RESoft resells various companies document management, e-business content and collaboration management software products to its customers.  Through the reselling relationships, RESoft has established credibility in the marketplace for being an expert in document or content management solutions.  In addition, RESoft’s employees have obtained significant amounts of knowledge from their experiences in integrating these software products.  This knowledge has enabled RESoft’s employees to be viewed as experts in those software products, which enables RESoft to further its customer penetration.

Because RESoft is not selling its own document or content management product and because RESoft is a reseller of several companies software products, RESoft’s consultants are able to be objective when it comes to evaluating a customer’s needs and are able to select the software product that best meets the needs of the customer.

Management believes the diversity and depth of RESoft’s technical staff gives RESoft an advantage over potential competitors. RESoft has a well–rounded balance of system engineers, security experts, developers and document management engineers, many of whom are experienced at JAVA, XML, COM, COM+, DCOM, DHTML, PHP, ASP, Visual Basic, C++, JavaScript and Perl. RESoft’s staff holds dozens of industry certifications. RESoft’s network engineers hold certifications with Cisco Systems, Oracle, Sun Microsystems, Microsoft, Novell, Citrix and 3COM. RESoft’s document management engineers are certified in several traditional document management systems from companies such as Hummingbird, iManage, SoftSolutions, GroupWise and others. RESoft’s highly specialized security team has helped numerous companies and law firms with a number of different security issues, such as firewalls, encryption, digital signatures, ethical hacking and secure Web–based financial transactions.

RESoft Strategy

RESoft’s goal is to become a leading document management reseller and provider for the real estate and legal industries as well as to major corporations.  Key elements of our strategy include:

Continue to Penetrate The Real Estate Market. RESoft’s marketing strategy to the real estate industry is designed around what management believes is RESoft’s competitive advantage: existing relationships. This strategy can be best described as "New economy tools delivered via Old economy networks." RESoft’s strategy respects the parochial nature of the real estate industry by utilizing a vast network of local real estate professionals. Management believes that a focused effort at the local level can result in national prominence. This bottom–up vs. top–down focus is based on our management's past real estate marketing experience. Specific aspects of our marketing strategy include:

Real Estate Professionals.  RESoft’s exclusive agreement with Venture One LLC (“Venture One”), whose principals have been in the commercial real estate business for an average of nearly twenty years, gives RESoft the ability to utilize Venture One’s national team of professionals to market REDocs under an incentive–based fee schedule. This national network has given RESoft access to key personnel at some of the largest commercial real estate companies in the United States.

Real Estate Trade Organizations.  RESoft management has professional contacts at more than twenty professional organizations unique to the real estate industry. RESoft’s marketing efforts with them include mailing lists, direct contact, speaking engagements, advertising and member/organization endorsement.

 Viral Marketing Through Targeted Customers.  In addition to RESoft’s marketing efforts with Venture One, RESoft management has professional contacts with most large investment, institutional and corporate property owners. The marketing effort is a "sharp–shooting" technique designed to land key customers within a variety of investment property types (office, industrial, retail, hotel and multi–family) and a variety of ownership structures (investment, REIT, corporate and governmental). Management believes that these relationships will help create a viral marketing effect.

Develop Strategic Relationships.  RESoft is seeking to form strategic business alliances with technology companies in financial and computer risk management.  RESoft developed its product in compliance with Internet standards and protocols using products from proven, reliable companies such as Cisco, Oracle and Sun Microsystems. This open architecture enables RESoft’s product to tap into and deliver information from other enterprise systems such as financial or customer relationship management.

Management believes the Company is also well positioned to partner with leaders in other areas of real estate technology. Although management believes these companies' business models could benefit significantly from a document management system (“DMS”), those companies currently do not have a DMS implemented. Most real estate technology solutions currently lack document management products to organize the information they are collecting from their clients. Management believes that transactional sites are prime candidates for RESoft’s technology. RESoft’s business developers are working to align us with market leaders in this area to increase our penetration in the real estate industry.

Develop Additional Products and Revenue Streams.  RESoft intends to continue to develop additional innovative technology solutions to generate additional revenue streams. Management also wants to ensure that RESoft offers the most complete product offerings in the real estate market and strengthen what management believes is RESoft’s technological advantage over its competitors. Management expects RESoft’s product will serve as an entryway into commercial real estate companies. Once RESoft has an established client base, management believes it will allow RESoft to market other enabling technology solutions for commercial real estate. RESoft’s sales process is designed to educate customers about the need and opportunity to expand their services over time. In this way, RESoft intends to offer additional new products to its customers or up sell them with improved versions of existing products.

Leverage Revenues from Professional Services Group.  The professional services group currently generates the majority of RESoft’s revenues.  Professional services include consulting, complex systems integration and other development services. The professional service division has been providing services since 1991 and has since continued to supply technology solutions to a wide range of businesses including law firms, manufacturing companies, service organizations, retail and corporate organizations and governmental units.

Increase Scalability of Business Model.  The implementation of REDocs requires minimal capital expenditures by commercial real estate companies. By minimizing RESoft’s potential clients' costs and focusing on Web–based solutions, the REDocs model is highly scalable and has relatively low customer acquisition costs.

Expand to New Markets.  The REDocs system is designed by real estate professionals for the real estate industry. However, management believes most major industries have a business need for document management systems and our product. RESoft’s product can easily be customized for any industry and marketed to them specifically.

Acquiring Related Businesses, Products and Technologies.  RESoft’s growth strategy includes acquiring complementary businesses in order to achieve market presence, increase RESoft’s customer base and expand RESoft’s product offerings.  Management intends to acquire businesses or license products and technologies in the real estate technology market to further RESoft’s development.

Product and Services

Product

REDocs is a web-based document management solution designed specifically for the needs of real estate owners and managers.  RESoft launched a test version of REDocs during the second quarter of 2000. At the end of the third quarter of 2000, RESoft executed an agreement with a software company to provide the software application platform for its ASP service.  REDocs operates from this platform.   RESoft officially released the first version REDocs in the fourth quarter of 2000.  RESoft expects to continue to invest in various research and development initiatives to further enhance REDocs.

REDocs is a secure, on–line, document management system that offers a full range of features for managing property and portfolio information. REDocs enables property owners and managers to access property and financial information through an Internet browser anytime from anywhere in the world. Owners can upload all electronic files and scanned hard copy documents including contracts, leases, blueprints, surveys, photographs, letters, and search, retrieve and download the files from any Internet connected device.

REDocs automates and streamlines business processes through the tracking and sharing of electronic information, creating collaboration communities of customers (tenants), prospective customers, employees, partners and vendors. Management believes the creation of these communities will provide high value by reinforcing business alliances, dramatically enhancing effectiveness of operations accelerating customer acquisition and increasing loyalty. By connecting people, content and projects over the Internet, REDocs is empowering organizations with the three key elements necessary to excel in business: speed, access and convenience.

Services

RESoft provides consulting, complex systems integration and other development services to its customer base.  These services are typically performed on an hourly basis for each project.

Sales and Marketing

RESoft markets its service offerings through a combination of a direct sales force, strategic customer relationships and the use of the external sales and marketing company.  RESoft compensates its various channels primarily through incentive based programs.

One significant factor that distinguishes RESoft is its sales and marketing approach. RESoft is taking advantage of the parochial nature of the real estate market and is leveraging its existing relationships with people who are experienced real estate professionals. RESoft is using the same broker network that has been in place to buy and sell real estate for years. Through RESoft’s agreement with Venture One, RESoft has the equivalent of a listing arrangement with the top real estate professionals in 31 major markets. These individuals arrange meetings with top executives from major REIT's, government agencies, and Fortune 100 companies.

From a marketing aspect, RESoft uses an easy to understand, file cabinet metaphor to describe the user interface for navigating within the system. REDocs is designed to be user–friendly so that users of RESoft’s product require little or no training. Users simply go to an electronic file cabinet, open files within drawers and pull or deposit documents. Management believes that the file cabinet structure provides RESoft with not only a technological advantage, but also gives RESoft product recognition within the real estate industry.

Management bases the price of RESoft’s ASP product on the total square feet of the real estate portfolio that is registered with the REDocs system, rather than on the number of user licenses or disk space.  Management did this for several reasons. First, RESoft’s client's senior management may not always know the number of users who would need access to the system, or the number of documents they have, but know the total amount of square feet they own or manage. Second, RESoft does not want to limit the amount of user IDs and passwords that RESoft’s clients distribute. Real estate companies require the exchanging of documents with a wide range of individuals such as brokers, tenants, potential tenants and business partners. Finally, there is an opportunity for some of RESoft’s clients to do a pass through to their tenants because of the benefit that it offers. Management believes pricing RESoft’s ASP product in this way makes it easier for them to calculate and pass through to their clients.

Customer Service, Training and Support

RESoft management believes that customer satisfaction is essential for our long-term success.  RESoft’s technical staff provides dependable and timely resolution of customer technical inquiries and is available to customers by telephone, email and over the web.  In addition, RESoft also is able to offer to its customers second line support from RESoft’s software vendors.  RESoft provides training courses on several different topics to help facilitate the customer’s use of various software products.

Software Development

RESoft management believes the future success of RESoft will depend in large part on its ability to enhance its current product, develop new products for other industries and satisfy an evolving range of customer requirements.  RESoft’s software development group is responsible for product architecture, product testing, quality assurance, documentation and expanding the ability of REDocs to operate seamlessly with other software platforms.

RESoft management believes the diversity and depth of RESoft’s technical staff gives RESoft an advantage.  RESoft has a well–rounded balance of system engineers, security experts, developers and document management engineers, many of whom are experienced at JAVA, XML, COM, COM+, DCOM, DHTML, PHP, ASP, Visual Basic, C++, JavaScript and Perl. RESoft’s staff holds dozens of industry certifications. RESoft’s network engineers hold certifications with Cisco Systems, Oracle, Sun Microsystems, Microsoft, Novell, Citrix and 3COM. RESoft’s document management engineers are certified in several traditional document management systems from companies such as Hummingbird, iManage, SoftSolutions, GroupWise and others. RESoft’s highly specialized security team has helped numerous companies and law firms with a number of different security issues, such as firewalls, encryption, digital signatures, ethical hacking and secure Web–based financial transactions.  RESoft’s business and operating results could be seriously affected if RESoft is not able to hire and retain a sufficient number of these individuals.

The Company’s software development expenditures for the year ended December 31, 2000 were approximately $396,000.  All software development expenditures have been expensed as incurred. Company management expects to continue to devote substantial resources to its software development initiatives.

RESoft Competition

Thedocument management industry is intensely competitive, rapidly evolving and subject to continual technological change. Management expects competition to continue to intensify in the future. Although management currently believes it has no direct competitors to its REDocs product, management believes that competition may arise from three sources. First, established document management companies who have traditionally specialized in an enterprise client/server model could decide to penetrate the real estate document management market. Some of these companies are iManage, Hummingbird, Intranet Solutions, and Filenet. Secondly, other real estate technology companies who offer transactional services may decide to partner with a document management company to offer some form of document management as part of their service. Finally, RESoft may face competition from internal technology initiatives by RESoft’s potential customers. RESoft may be unable to compete successfully against these organizations, which may have substantially greater capital, research, development, sales and marketing resources than the Company has.

RESoft also faces competition from other software resellers and technology consultants.  Management expects the competition to continue to intensify in the future due to new entrants in the marketplace.  RESoft may be unable to compete successfully against these competitors, which may have substantially greater capital, research, development, sales and marketing resources than the Company, due to several reasons including, among others, the technical abilities of RESoft’s technical staff, RESoft’s ability to provide additional services to existing customers and RESoft’s ability to attract new customers.

Intellectual Property

Management believes RESoft’s success and ability to compete is dependent on RESoft’s ability to develop and protect our technology.  To protect RESoft’s proprietary technology, RESoft relies on patent, trademark, service mark, trade secret and copyright laws and contractual restrictions.

Most of RESoft’s customer’s use of REDocs is governed by signed written license agreements.  In addition, RESoft protects its intellectual property rights by requiring each of RESoft’s employees, consultants and executive officers to sign an assignment of inventions agreement as well as a standard confidentiality and proprietary rights agreement. These agreements assure management that any intellectual property developed by these individuals becomes RESoft’s exclusive property.

Despite RESoft’s efforts to protect its proprietary rights, RESoft may be unable to prevent others from infringing upon or misappropriating RESoft’s intellectual property.  Any steps we take to protect RESoft’s intellectual property may be inadequate, time consuming and expensive.

Substantial litigation regarding intellectual property exists in the software industry.  To date, RESoft has not been notified that its product infringes upon the proprietary rights of anyone else.  RESoft cannot assure anyone that others will not claim that RESoft has infringed proprietary rights relating to current or future products.  RESoft expects that it would become subject to intellectual property infringement claims as the number of competitors grows and RESoft’s products overlap with competitor’s products.  These claims, even without merit, could be expensive, time consuming to defend, divert management’s attention from RESoft’s operations and cause product delays.  If RESoft becomes liable for infringing intellectual property rights, RESoft could be required to pay substantial damages and to develop non-infringing technology, to obtain a license or to cease selling the product.

RESoft licenses certain software technology from a third party.  RESoft cannot assure anyone that this technology license will not infringe the proprietary rights of others or will continue to be available to RESoft on commercially reasonable terms, if at all.

Employees

We have a total of 21 staff members located at our corporate headquarters.  Fourteen of our staff are technical experts while the balance is comprised of sales, finance, administration and management.

Item 2.   Description of Property

As of December 31, 2000, the Company owned interests in the properties described below.

Property Location	Year Built/ Renovated	% Leased as of 12/31/00	Rentable Square Feet (1)	Total Rental Revenue (2)	Tenants Leasing 10% or More of Rentable Sq. Ft. as of 12/31/00 & Lease Expiration Date
Plymouth Technology Park I, Plymouth, MN	1998	100.00%	26,186	$185,002	MicroAge, Inc. (46%) – 8/03; Knight Machining, Inc. (28%) – 9/09; United Operations (26%) – 4/03

Plymouth Technology Park II, Plymouth, MN	1998	100.00%	26,186	$174,570	Insignia Systems, Inc. (100%) – 3/04

Plymouth Technology Park III, Plymouth, MN	1998	100.00%	26,186	$200,054	Landscape (100%) – 11/05

Cold Springs Office Center, St. Cloud, MN	1990	100.00%	77,533	$901,739	Cold Springs Granite (55%) – 4/02; Central MN ECSU (14%) – 9/02; BremerBank (17%) – 4/05

Nicollet Business VI, Burnsville, MN	1997	100.00%	50,291	$348,363	Wall Effects (19%) – 3/02; Quickdraw Design, Inc. (30%) – 8/02; Xata Corp. (50%) – 6/04
Total				$1,809,728

(1) Rentable Square Feet represents rentable square feet for office properties and gross leaseable area for light industrial properties.

(2) Total Rental Revenue represent base rents received during the twelve months ended December 31, 2000, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles determined on a straight-line basis.  Tenant reimbursements generally include payment of real estate taxes, operating expenses, and escalations and common area maintenance and utility charges.

Investments in Real Estate Depreciation and Insurance Coverages

Depreciation expense on individual real estate assets is computed using the straight-line method based on a useful life of forty years.

In the opinion of the Company’s management, the Company has adequate insurance coverage for the real estate properties.

Mortgage Loans and Notes Payable

For information relating to mortgage loans and notes payable associated with the Company’s real estate properties, refer to Part II, Item 6, Management’s Discussion and Analysis or Plan of Operation and Note 5 to the Company’s Consolidated Financial Statements included with this Form 10-KSB.

Item 3.   Legal Proceedings

On December 29, 2000, Stonehaven notified Odeh Muhawesh, a Trustee of the Company, that it was suspending its payment to him under a promissory note assumed by RESoft. RESoft assumed the payment obligation in February 2000 pursuant to the terms of the merger agreement between Company, RESoft and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into RESoft. Management of the Company believes Mr. Muhawesh is in default under the merger agreement for, among other things, failure by him to cause to be transferred to RESoft 5% of the issued and outstanding stock of MyFreeDesk.com, Inc.

Subsequently, on January 8, 2001, Mr. Muhawesh filed a complaint against RESoft in the District Court of Hennepin County, Minnesota alleging that RESoft failed to pay him $350,000 on January 1, 2001 under the terms of a promissory note. The Company has filed a counterclaim against Mr. Muhawesh requesting, among other things, the repayment of amounts previously paid to him under the promissory note.  The Company intends to vigorously defend against this matter.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

The following matters were submitted to a vote of security holders on January 25, 2001:

(a)	Meeting type and date:	Annual Meeting of Shareholders, January 25, 2001
(b)	Trustees elected at meeting:	Steven B. Hoyt, Duane H. Lund and Odeh A. Muhawesh
(c)	Description of each matter voted on at meeting:

Results of vote:

Steven B. Hoyt
For	3,671,648
Against or withheld	7,586
Abstentions and broker non-votes	0

Duane H. Lund
For	3,196,219
Against or withheld	483,015
Abstentions and broker non-votes	0

Odeh A. Muhawesh
For	909,917
Against or withheld	2,769,317
Abstentions and broker non-votes	0

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

The Common Shares of the Company began trading on the AMEX on October 28, 1999 under the symbol “RPP”.   The Class A Preferred Shares of the Company began trading on the AMEX on October 28, 1999 under the symbol “RPP.A”.

The table below shows the range of the high and low sale prices for the Common Shares of the Company as reported on the AMEX and the NASDAQ Small Cap, as well as the Common Share quarterly dividends per share declared.  The quotations shown represent interdealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

Quarter	High (1)	Low (1)	Cash Dividends Declared Per Common Share (1)
First Quarter, 1999	$6.33	$3.48	$0.11
Second Quarter, 1999	$4.75	$4.38	$0.11
Third Quarter, 1999	$4.94	$3.00	$0.11
Fourth Quarter, 1999	$3.88	$2.25	$0.11

First Quarter, 2000	$5.13	$3.31
Second Quarter, 2000	$4.75	$2.63
Third Quarter, 2000	$3.56	$2.38
Fourth Quarter, 2000	$2.38	$0.69

(1) Adjusted to give effect to the Stock Split, described below.

On March 1, 2001, the last reported sales price of the Company’s Common Shares on the AMEX was $1.7656.  The number of holders of record of the Common Shares of the Company was approximately 300 as of March 1, 2001 and the Company estimates it has approximately 700 holders of common beneficial interest as of that same date.

The Company’s payment of future cash distributions is at the discretion of the Board of Trustees.  The Company’s ability to pay cash distributions in the future is dependent upon (i) the income and cash flow generated from operations, (ii) cash generated or used by financing or investing activities and other factors as the Board of Trustees deems relevant.  The Company’s ability to make cash distributions will also be limited by the terms of the Operating Partnership Agreement, the financing arrangements of the Company as well as limitations imposed by state law and the agreements governing any future indebtedness.

Stock Split

On March 16, 1999, the Company declared a 4.75 for 3.00 share split for its Common Shares payable on March 24, 1999 to shareholders of record as of March 22, 1999 (the "Stock Split").  All amounts herein have been adjusted to give effect to the Stock Split.

New Issuances and Conversions

On November 20, 1998, the Company issued 2,557,707 Units in the Operating Partnership in connection with the acquisition of three commercial properties.  The Units are exchangeable into Common Shares, subject to certain conditions.  Effective June 30, 1999, 838,372 of these Units were returned to the Company and cancelled.

          On August 12, 1999, the Company issued 254,800 Class B Preferred Shares to AREE as consideration for payment of advances to the Company for working capital purposes, costs incurred in connection with the Company’s 1998 commercial acquisitions and payments for abandoned project pursuit costs.  Further, on August 12, 1999, the Company issued 95,000 Class B Preferred Shares to WMC as partial consideration for the termination of the incentive advisory agreement between the Company and WMC.

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 Units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by AREE into 808,482 Common Shares.

On February 24, 2000, the Company acquired RESoft.  The acquisition was accomplished by exchanging 914,292 of the Company's Common Shares for all of the issued and outstanding stock of RESoft valued at $4.375 per share, or an aggregate value of approximately $4.0 million.  In connection with the acquisition, the Company issued to the President, currently the Chief Knowledge Officer, options as to 1.0 million Common Shares at a price of $5.375 per share.  The options are exercisable as to 500,000 shares immediately, with options as to 62,500 shares exercisable quarterly, commencing May 24, 2000.  The Company also issued to the Chief Executive Officer options as to 666,667 Common Shares at a price of $6.375 per share.  The options are exercisable as to 333,333 shares immediately, with options as to 41,667 shares exercisable quarterly, commencing May 24, 2000.  Further by agreement, the Company set aside a pool of options as to 200,000 Common Shares for future award to employees of RESoft.

On February 29, 2000, the Company through the Operating Partnership acquired three commercial real estate properties located in suburban Minneapolis, Minnesota ("Plymouth Properties"). The Plymouth Properties were purchased from a related party for an aggregate purchase price of approximately $6.7 million. The purchase price was funded through the issuance of an aggregate of 181,629 limited partnership units ("Plymouth Units") in the Operating Partnership (valued at $4.35 per Plymouth Unit, or an aggregate value of approximately $790,000), the assumption of certain third–party debt totaling approximately $4.5 million, secured by the Plymouth Properties, and the balance paid in cash.

In issuing all of the above securities, the Company relied on the exemption from registration under Section4 (2) of the Securities Act of 1933, as amended.

Reacquired Shares

On June 30, 2000, the Company transferred and sold to Wellington Management Corporation ("WMC") the Company's 100% interest in Lake Pointe Apartment Homes, Inc., a Wisconsin corporation and wholly–owned subsidiary of the Company ("Lake Pointe") and the Company's 8% equity interest in Highlander Acquisition Company, LLC, a Wisconsin limited liability company ("Highlander"). The interests were exchanged for 95,000 shares of the Company's Class B Junior Cumulative Convertible Preferred Shares owned by WMC and WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe.

On December 29, 2000, the Operating Partnership sold its membership interest in its wholly-owned subsidiary WPT I, LLC, a Delaware limited liability company ("WPT I") and owner of the Thresher Square property ("Thresher Property"), to four individuals ("Buyers"), in exchange for $169,874 in cash, 522,416 shares of common stock of the Company and 61,898 units of WPT I, all of which will be cancelled, and the release of approximately $6.6 million of debt.  WPT I originally purchased the Thresher Property from the Buyers, one of which is a Trustee of Stonehaven.

Item 6.   Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with consolidated financial statements and notes thereto included elsewhere herein.

Risk Factors

This report on Form 10-KSB contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward–looking statements that are based on certain assumptions, and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions.   These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties.  Accordingly, actual performance, events or results may differ materially from such forward-looking statements.  Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, changes in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied spaced upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the Company's acquisitions, potential liability under environmental or other laws and regulations, expanding a new line of business, customer demand for online services and products, uncertainty of emerging online services, ability to meet competition, loss of existing key personnel, ability to hire and retain future personnel, the failure of the Company to manage its growth effectively and other risks identified in this filing or other reports of the Company filed with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward–looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results is included in other Company filings with the Securities and Exchange Commission.

Overview

The Company was formed on March 15, 1994 as a Maryland real estate investment trust.  The Company has operated as a traditional real estate investment trust by buying, selling, owning, and operating commercial and residential properties. The Company derived substantially all of its revenues since inception through February 2000 from these real estate operations.

In February 2000, the Company acquired RESoft, Inc. (“RESoft”), a Minnesota corporation that has developed a software application and that provides information technology services useful in the real estate and other industries. During the remainder of 2000, the Company developed RESoft’s additional product offering and included in its overall business focus the development and sale of RESoft’s software product and services.   Since the acquisition, the Company has placed increasing emphasis on the enhancement of the technology business and expects to continue to do so in the future. As a result of the RESoft operations, the Company is no longer a REIT for federal tax purposes but maintains its status as a REIT under Maryland law.  For the year ended December 31, 2000, the Company incurred a tax loss and as a result, does not expect to incur a material federal income tax liability for the year.

Also during 2000 for a variety of reasons, including making available our cash resources for the Company’s technology operations by reducing the Company’s debt obligations, the Company sold two of its properties including the Company’s last residential property and the Company anticipates closing on or about March 31, 2001, the sale of its Cold Spring property. The Company intends to maintain and operate its remaining commercial properties, all of which are 100% leased, due to the expected cash flow results.   The Company may, in the future, buy or sell additional properties depending upon a variety of factors including the successfulness of RESoft, general economic conditions, availability to obtain financing, valuation and capital appreciation of real estate generally, the Company’s debt levels, and other factors listed under the caption “Risk Factors”.

Real Estate Segment

As of December 31, 2000, the Company owned the following five commercial real estate properties:

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota,
•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota,
•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota,
•	A 77,533 square-foot office building in St. Cloud, Minnesota, and
•	A 50,291 square-foot light industrial facility in Burnsville, Minnesota

As of December 31, 2000, Management believes that the Company is organized and operates in a manner that satisfies the requirements to be treated as a REIT under Maryland law.  However, for the year ended December 31, 2000, the Company believes it no longer satisfies the requirements for taxation as a REIT under the Internal Revenue Code of 1986.  For the year ended December 31, 2000, the Company was in a taxable loss position, and as a result, will not be subject to federal income taxes.

The Company expects to continue to own and operate its light industrial facilities in 2001.  The Company expects its properties will remain 100% occupied and will continue to provide a predictable cash flow and operating results.   The Company also expects to continue to review and analyze valuation and capital appreciation opportunities for its real estate portfolio including refinancing, exchanging or disposition alternatives.

Technology Segment

On February 24, 2000, the Company acquired RESoft.  Since 1991, RESoft has offered various information technology services and has been a reseller of various computer hardware and software products.  Subsequent to the acquisition, the Company has continued to provide similar service offerings and in addition and has introduced a proprietary product, REDocs, that adds certain features to existing document management software products. RESoft’s goal is to become a leading document management reseller and provider for the real estate and legal industries as well as to major corporations.

RESoft offers the following services to its customers: offering of technology consulting services including, among other services, information technology planning and analysis, network integration services, software implementation and migration and website development; application service provider (“ASP”) service for its real estate owners and managers who utilize REDocs; and the resale of various hardware or software products to the real estate and legal industries as well as to major corporations.

REDocs is a web-based document management solution designed specifically for the needs of real estate owners and managers.  RESoft launched a test version of REDocs during the second quarter of 2000. At the end of the third quarter of 2000, RESoft executed an agreement with a software company to provide the software application platform for its ASP service.  REDocs operates from this platform.   RESoft officially released the first version REDocs in the fourth quarter of 2000.  RESoft expects to continue to invest in various research and development initiatives to further enhance REDocs.

RESoft markets its service offerings through a combination of a direct sales force, strategic customer relationships and the use of the external sales and marketing company.  RESoft compensates its various channels primarily through incentive based programs.

Acquisition/Dispositions of Properties and Consolidated Subsidiary

On December 29, 2000, the Operating Partnership sold its membership interest in WPT I, the owner of the Thresher Property, to the Buyers, in exchange for $169,874 in cash, 522,416 shares of common stock of the Company and 61,898 units of WPT I, all of which will be cancelled, and the release of approximately $6.6 million of debt. In connection with the sale, cash in the amount of $805,000 securing a letter of credit granted by the Company in favor of the mortgagee of the Thresher Property and the letter of credit will be released. Additionally, the Company is released from its obligation to indemnify one of the Buyers, who is also a member of the Board of Trustees of the Company, from amounts incurred by him under personal guaranties related to the Thresher Property which remained in place after the original purchase by WPT I.  WPT I originally purchased the Thresher Property from the Buyers, one of which is a Trustee of the Company.  The disposition resulted in no gain or loss being recorded due to the related party nature of the transaction.

On June 30, 2000, the Company transferred and sold to WMC the Company's 100% interest in Lake Pointe and the Company's 8% equity interest in Highlander. The interests were exchanged for 95,000 shares of the Company's Class B Junior Cumulative Convertible Preferred Shares owned by WMC and, WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe. In connection with the dispositions, (a) the listing agreement between the Company and WRI was terminated and no brokerage commission was paid to WRI; (b) the Chairman of the Board of Trustees of the Company resigned effective June 30, 2000; and (c) a President, who was also the Secretary, of the Company entered into a Separation Agreement with the Company effective June 30, 2000.  The disposition resulted in no gain or loss being recorded due to the related party nature of the transaction.

On February 29, 2000, the Company through the Operating Partnership acquired the Plymouth Properties. The Plymouth Properties were purchased from a related party for an aggregate price of approximately $6.7 million. The purchase price was funded through the issuance of an aggregate of 181,629 limited partnership units ("Units") in the Operating Partnership (valued at $4.35 per Unit, or an aggregate value of approximately $790,000), the assumption of certain third–party debt totaling approximately $4.5 million, secured by the Plymouth Properties, and the balance paid in cash. The acquisition was accounted for using the purchase method of accounting.

On February 24, 2000, the Company acquired RESoft. The acquisition was accounted for using the purchase method of accounting and was accomplished by exchanging 914,292 of the Company's common shares for all of the issued and outstanding stock of RESoft valued at $4.375 per share, or an aggregate of approximately $4.0 million.

Loss of REIT Income Tax Status and Current Tax Status

The Company has historically operated as a REIT and maintained its qualification as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"). As a REIT, the Company generally was not subject to federal income tax. To qualify as a REIT under the Code for a taxable year, the Company must meet certain requirements relating to its assets, income, stock ownership and distributions to shareholders.

For the year ended December 31, 2000, the Company did not qualify as a REIT under the Code due to RESoft’s operations.  Due to the Company’s failure to qualify as a REIT, the Company is now subject to federal income tax on all of its taxable income at regular corporate rates and will not receive a deduction for dividends paid to its shareholders. Additionally, any distributions to shareholders generally will be taxable to the shareholders as ordinary income to the extent of current and accumulated earnings and profits. Thus, the Company's income would be subject to double taxation—at the corporate level and the shareholder level to the extent such income is distributed to shareholders. For the year ended December 31, 2000, the Company was in a taxable loss position. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Failure to qualify as a REIT for the year ended December 31, 2000 disqualifies the Company from taxation as a REIT for the next four taxable years and could result in the Company incurring indebtedness or liquidating investments should the Company not have sufficient funds to pay the resulting federal income tax liabilities. As a result, the funds available for distribution to the Company's shareholders would be reduced for each of the years involved. In addition, dividend payments subject to the Code would no longer be required.

Results of Operations

Our revenues traditionally include rental revenues and tenant improvements and now also include revenues from technology consulting services and sales of hardware and software. The Company anticipates that revenues from the Company’s technology operations will increase in the future while our revenues from real estate, which have decreased due to the real estate dispositions, will remain constant in future periods subject to the effects of possible acquisitions, dispositions, general economic factors and fluctuations in owning and operating real estate generally.

Rental revenues decreased primarily as a result of the Company's disposition of the Maple Grove Apartments and Lake Pointe, offset, in part, by the acquisition of the Plymouth Properties. Tenant recoveries increased primarily as a result of the Company's acquisition of the Plymouth Properties. Professional services and sales of hardware and software resulted from the acquisition of RESoft. Interest and other income increased primarily as a result of interest earned on invested funds as a result of the Class A Preferred Share offering.

Property, operating and maintenance, property taxes and insurance, management fees and interest expense decreased primarily as result of the Company's disposition of the Maple Grove Apartments and Lake Pointe, offset, in part, by the acquisition of the Plymouth Properties.  Advertising and promotion and general and administrative expenses increased primarily as a result of the Company's acquisition of RESoft.  Costs of professional services, sales of hardware and software and software development were a result of the Company's acquisition of RESoft.  Depreciation and amortization increased primarily as a result of amortization of goodwill resulting from the acquisition of RESoft, amortization of the value assigned to certain warrants, amortization of the non-refundable prepaid minimum royalty and depreciation from the acquisition of the Plymouth Properties offset, in part, by reduced depreciation as a result of the disposition of the Maple Grove Apartments and Lake Pointe.  Nonrecurring expenses in 2000 related to the costs associated with abandoned projects, fixed asset disposals and the severance package associated with the disposition of Lake Pointe.  Nonrecurring expenses in 1999 related to the abandonment of certain potential acquisitions and the partial termination of the incentive advisory agreement between WMC and the Company.

The equity in income of unconsolidated subsidiary resulted from the Company's 8% equity interest in Highlander.

The loss on sale of investment in real estate was the result of the loss accrual recognized on the expected sale of the St. Cloud, Minnesota property.

On March 29, 2000, the Company declared a dividend of $0.475 per share aggregating to approximately $328,000 with respect to the Class A and Class B Preferred Shares. On October 20, 2000, the Company declared a dividend of $0.475 per share aggregating to approximately $316,000 with respect to the Class A Preferred Shares. No Class B Preferred Shares are currently outstanding.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company.  Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders.

The Company anticipates using its cash and cash equivalents, restricted cash that is released to the Company, cash from dispositions and cash provided by operations primarily to the fund the technology operations.  The Company anticipates that its cash sources will be able to maintain these operations for the next fiscal year if not longer.  If not, the Company will need to seek additional financing which cannot be guaranteed if its real estate operations are unable to fund the deficit.

On December 29, 2000, the Operating Partnership sold its membership interest in WPT I, the owner of the Thresher Property, to the Buyers, in exchange for $169,874 in cash, 522,416 shares of common stock of the Company and 61,898 units of WPT I, all of which will be cancelled, and the release of approximately $6.6 million of debt. In connection with the sale, cash in the amount of $805,000 securing a letter of credit granted by the Company in favor of the mortgagee of the Thresher Property and the letter of credit will be released.

On October 20, 2000, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares. The dividend with respect to the Class A Preferred Shares was paid on November 15, 2000 to shareholders of record on November 1, 2000.

On September 28, 2000, RESoft entered into two licensing agreements with IntraNet Solutions, Inc., a software vendor (the "Vendor"). The first agreement, an ASP Software License Agreement, granted RESoft a nontransferable license to use the Vendor's proprietary software in connection with RESoft’s application software products for a two-year period in connection with RESoft’s subscription services for its suite of products. RESoft paid the Vendor a non-refundable minimum royalty of approximately $200,000 and is obligated to pay a portion of all revenues derived from any RESoft product that uses the Vendor's proprietary software in excess of $200,000.   The second agreement, a Value Added Reseller (“VAR”) License Agreement, grants RESoft the right for two years to use, reproduce, sublicense and distribute the Vendor's proprietary software in connection with the sale of RESoft’s existing suite of products directly to non-subscription based customers.  RESoft is obligated to pay the Vendor a non-refundable, prepaid minimum royalty totaling $1.5 million in escalating installments during the next twelve months. RESoft is also obligated to pay the Vendor an amount equal to its list price for the software less an agreed upon discount. Amounts remitted to the Vendor under this license agreement will be credited against the $1.5 million non-refundable, prepaid minimum royalty.

On July 1, 2000, the Company determined that it was in the Company's and its shareholders' best interests to suspend Common Share quarterly dividends to either expand operations or repurchase its Common Shares pursuant to an authorized stock repurchase program. The Board of Trustees of the Company authorized the Company to repurchase, on a quarterly basis, up to 150,000 Common Shares of the Company in open market transactions. During the year ended December 31, 2000, the Company purchased 15,300 Common Shares at an aggregate cost $40,000.  For the year ended December 31, 2000, no dividends had been declared on the Common Shares.

On June 30, 2000, the Company transferred and sold to WMC the Company's 100% interest in Lake Pointe and the Company's 8% interest in Highlander. The interests were exchanged for 95,000 shares of the Company's Class B Junior Cumulative Convertible Preferred Shares owned by WMC and, WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe.

On March 29, 2000, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares and the Class B Preferred Shares. The dividend with respect to the Class A Preferred Shares and Class B Preferred Shares was paid on May 5, 2000 and June 30, 2000, respectively, to shareholders of record on April 21, 2000.  All outstanding Class B Preferred Shares were returned to the Company on June 30, 2000.

RESoft entered into an exclusive marketing agreement with Venture One Real Estate, LLC ("Venture One"), a national real estate brokerage firm with a national network of real estate professionals. The initial term of the agreement is for three years but will renew for different periods of time depending upon the RESoft product if certain events occur. RESoft will pay Venture One a commission equal to 20%, 17.5% and 15% of gross collections derived from clients whether or not referred by Venture One during the first, second and third year, respectively, after the property is entered into RESoft’s system. An additional 2.5% will be paid on gross collections for clients referred by an independent broker.

RESoft may terminate the agreement at various times for Venture One's failure to obtain certain sales quotas and in the event of a change of control of RESoft. In either case, RESoft will continue to pay Venture One its commissions at the applicable rate for three years for those clients existing at the date of termination and a $400,000 termination fee. As long as Venture One continues to meet specified sales quotas, and no change of control occurs, the agreement shall remain in effect until August 31, 2010 unless terminated by mutual consent. If RESoft discontinues marketing to market its products, RESoft will be required to pay Venture One its commissions at the applicable rate for three years for those clients existing at the date of termination and a $400,000 termination fee.

On February 29, 2000, the Company through the Operating Partnership acquired the Plymouth Properties. The Plymouth Properties were purchased from a related party for an aggregate price of approximately $6.7 million. The purchase price was funded through the issuance of an aggregate of 181,629 limited partnership units ("Units") in the Operating Partnership (valued at $4.35 per Unit, or an aggregate value of approximately $790,000), the assumption of certain third–party debt totaling approximately $4.5 million, secured by the Plymouth Properties, and the balance paid in cash.

On February 24, 2000, the Company acquired RESoft. The acquisition was accomplished by exchanging 914,292 of the Company's common shares for all of the issued and outstanding stock of RESoft valued at $4.375 per share, or an aggregate of approximately $4.0 million.  In connection with the acquisition, the Company issued to the President, currently the Chief Knowledge Officer, options as to 1.0 million Common Shares at a price of $5.375 per share.  The options are exercisable as to 500,000 shares immediately, with options as to 62,500 shares exercisable quarterly, commencing May 24, 2000.  The Company also issued to the Chief Executive Officer options as to 666,667 Common Shares at a price of $6.375 per share.  The options are exercisable as to 333,333 shares immediately, with options as to 41,667 shares exercisable quarterly, commencing May 24, 2000.  Further by agreement, the Company set aside a pool of options as to 200,000 Common Shares for future award to employees of RESoft.

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 Units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by AREE into 808,482 Common Shares.

During 1999, the Company issued 785,037 Class A Preferred Shares.  Proceeds from the sales of the Class A Preferred Shares, net of underwriters’ discount and total offering expenses, were $6.8 million.

On November 16, 1999, the Company disposed of the Maple Grove residential property.  Sale consideration totaled $16.7 million, which included the assumption of approximately $12.6 million of mortgage indebtedness.

In the second quarter of 1999, due principally to the fact that the Operating Partnership acquired only three properties since November 1998, the Company entered into discussions with AREE and WMC.  As a result of these discussions, the following occurred during 1999:

•	Recipients of 838,372 limited partnership units (“Units) in the Operating Partnership, received in the November 1998 acquisitions, returned such Units to the Company for cancellation.
•	AREE returned the warrant covering 791,667 Common Shares to the Company. Further, the Company issued 254,800 Class B Junior Cumulative Convertible Preferred Shares (“Class B Preferred Shares”) to AREE as consideration for payment of advances to the Company for working capital purposes, costs incurred in connection with the Company’s 1998 commercial acquisitions and payments for abandoned project pursuit costs.

•	As consideration for the termination of the advisory agreement between the Company and WMC, WMC returned the warrant covering 791,667 Common Shares to the Company, the Company issued 95,000 Class B Preferred Shares to WMC and WMC retained cash payments of $550,000 received during 1998.

The Class B Preferred Shares bore the same rights, terms and preferences as the Class A Preferred Shares, but ranked junior as to payment of dividends and distributions upon liquidation.  The Class B Preferred Shares were entitled to vote as a class on certain matters that affected their respective rights.

As of December 31, 2000, the Company had approximately $13.9 million of debt outstanding consisting of mortgage loans and notes payable (which had a weighted average interest rate of 9.3% and mature between September 2000 and February 2008).

The Company has no other material contractual obligations for property acquisition, material capital costs, other than tenant improvements in the ordinary course of business, or operating expenses. The Company expects to meet its long-term capital needs through a combination of cash from operations, net cash proceeds from sales of real estate, additional borrowings and additional equity issuances of Common or Preferred Shares.

Cash Flows

During the year ended December 31, 2000, the Company generated (i) approximately $5.2 million from the redemption of marketable securities; (ii) approximately $161,000 from net cash proceeds in connection with the RESoft acquisition; (iii) approximately $171,000 from net cash proceeds in connection with the disposition of Lake Pointe and Highlander and the Thresher Property; and (iv) approximately $7,000 from distributions from Highlander. These cash flows were used primarily for (i) acquisition of and additions to real estate properties of approximately $1.4 million; (ii) acquisition of computer hardware, software and other fixed assets of approximately $902,000; (iii) repurchases of treasury shares of approximately $40,000; (v) payment of cash dividends, net of the Company's dividend reinvestment plan of approximately $749,000; (vi) repayments of debt obligations aggregating approximately $1.0 million; and (vii) cash used in operating activities of approximately $2.7 million. As a result, the Company's cash balance decreased by approximately $1.3 million from approximately $2.9 million at December 31, 1999 to approximately $1.6 million at December 31, 2000.

Recent Accounting Pronouncements

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”).  SOP 98-5 requires that the net unamortized balance of all start up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs should be expensed.  In 1999, the Company reported cumulative effect of a change in accounting principle in the amount of $35,565 to reflect the write-off of the unamortized balance of organizational costs.

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities.  The Company will be required to adopt FAS 133 effective January 1, 2001.  Because the Company does not use derivative financial instruments, the Company does not believe the impact of FAS 133 will be material to the Company’s consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements.  In October 2000, the SEC issued a “Frequently Asked Questions” document on SAB 101 to provide further definitive guidance on the implementation of SAB 101.  SAB 101 is effective for years beginning after December 15, 1999 and the Company was required to adopt SAB 101 in the quarter ended December 31, 2000 retroactive to the beginning of the year.  SAB 101 did not have an effect on the Company’s results of operations, financial position or cash flows.

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

Item 7.  Financial Statements

The required audited consolidated financial statements of the Company are included herein.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 9, 2000, PricewaterhouseCoopers LLP (“PWC”) resigned as the Company’s independent auditors.

On February 2, 2001, The Company’s Board of Trustee’s appointed Boulay, Heutmaker, Zibell & Co. P.L.L.P. as independent auditors for the Company for the fiscal year ended December 31, 2000.

The Company is not aware of any disagreement with PWC during the year ended December 31, 1999 and through November 9, 2000, the date PWC resigned as the independent accountants of the Company, on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

PART III

Item 9.  Trustees, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Board of Trustees, Executive Officers, Significant Employees and Family Relationships

The Trustees and Officers of the Company, their ages at March 1, 2001 and their positions and offices held with the Company are as follows:

Name	Age	Term Expires	Position and Offices Held
Steven B. Hoyt	48	2003	Chairman of the Board of Trustees
Paul T. Lambert	48	2001	Trustee
Robert D. Salmen	45	2002	Trustee
Mark S. Whiting	43	2002	Trustee
Odeh A. Muhawesh	42	2001	Trustee and Chief Knowledge Officer
Duane H. Lund	36	2003	Trustee, Chief Executive Officer, Chief Financial Officer and Secretary of the Company
Mary S. Henschel	34	N/A	President, RESoft, Inc.

Steven B. Hoyt has been a Trustee since November 1998.  He has served as Chief Executive Officer of Hoyt Properties, Inc. from 1989 to present.  Hoyt Properties currently owns over 1,000,000 square feet of industrial and office property in Minnesota and has developed over 5,000,000 square feet of commercial property since its inception.  From 1994 to 1995, Mr. Hoyt served as a Senior Regional Director of First Industrial Realty Trust, Inc. Mr. Hoyt is a member of the board of directors of the Better Business Bureau and has served in numerous state and national positions for the National Association of Industrial and Office Parks (NAIOP).

Paul T. Lambert has been a Trustee since November 1998.  Mr. Lambert is currently the Chief Executive Officer of Lambert Capital Corporation.  He served on the board of directors and was the chief operating officer of First Industrial Realty Trust, Inc. from its initial public offering in June 1994 to the end of 1995.  Mr. Lambert was one of the largest contributors to the formation of First Industrial and one of its founding shareholders.  Prior to forming First Industrial, Mr. Lambert was managing partner of the Midwest region for The Shidler Group, a national private real estate investment company.  Prior to joining Shidler, Mr. Lambert was a commercial real estate developer with Dillingham Corporation and, prior to that, was a consultant with The Boston Consulting Group.  Mr. Lambert was also a founding shareholder of CGA Group, Ltd., a holding company whose subsidiary is a AAA-rated financial guarantor based in Bermuda.

Robert D. Salmen has been a Trustee since August 1999.  Mr. Salmen founded Equity Financial Services in 1993.  While continuing to operate Equity Financial's investment services company, he co-founded Equity Commercial Services in 1996 to incorporate leasing and property management services for Equity Financial and currently serves as its president.  Prior to founding Equity Financial Services, Mr. Salmen was vice president of institutional investment sales with Welsh Companies for eight years.  He established the Institutional Investment division at Welsh Companies in 1985.  From its inception through 1992, he directed Welsh's sales marketing force.  Prior to joining Welsh, Mr. Salmen spent over nine years with Towle Real Estate.

Mark S. Whiting has been a Trustee since October 1999.  Mr. Whiting has an extensive public REIT background, having served as the President and a member of the board of directors of TriNet Corporate Realty Trust, Inc. (NYSE: TRI) from 1993 until 1998 and as its Chief Executive Officer from 1996 until 1998.  At the time, TriNet owned a commercial real estate portfolio consisting of over 20 million square feet located in 26 states and a total market capitalization of $1.6 billion.

Odeh A. Muhawesh has been a Trustee since February 2000 and was appointed the President of the Company on February 24, 2000 in connection with the Company’s acquisition of RESoft, Inc. (formerly NETLink International, Inc.)  Mr. Muhawesh currently serves as RESoft’s Chief Knowledge Officer. Mr. Muhawesh was the founder, Chairman and CEO of NETLink International and was an Advisory Board Member of Intellops. Mr. Muhawesh has served as the Chairman of 3B Software and as a board member of RSSI.

Duane H. Lund has been the Chief Executive Officer of the Company since November 1998 and has been a Trustee since December 1999.  Mr. Lund was a founding shareholder of First Industrial Realty Trust, Inc. and served as a Senior Regional Director of First Industrial from 1994 to 1998.  In such capacity, Mr. Lund acquired and managed over 11,000,000 square feet of commercial property with a value in excess of $750 million.  From 1989 to 1994, Mr. Lund was an acquisition partner with The Shidler Group, where he was involved in coordinating the underwriting and due diligence for over $200 million of commercial property.  Mr. Lund is a member of the boards of directors of the Wisconsin Real Estate Alumni Association and former board member of the National Association of Industrial and Office Properties, Minnesota Chapter and former member of the advisory boards of the Midwest Real Estate News, the Minnesota Real Estate Journal and a current member of the KPMG Peat Marwick Alumni Association.

Mary S. Henschel has been the President of RESoft, Inc. since its acquisition by the Company on February 24, 2000.  Ms. Henschel is currently and Advisory Board Member of Intellops and the Chairperson of Service Bidding, Inc. Ms. Henschel is the former President of NETLink International and was the President of the Minnesota CNEPA/NPA Chapter.   Ms. Henschel holds a B.A. degree from St. Olaf College.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, Trustees and persons who own more that 10% of the Common Shares of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, Trustees and greater that 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to the Company, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, the Company believes that for the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, Trustees and greater than 10% shareholders were complied with.

Item 10.  Executive Compensation

Since its inception through July 31, 1998, the Company paid no compensation to any of its executive officers. The following table sets forth the compensation paid for the period from August 1, 1998 through December 31, 1998 and for the years ended December 31, 1999 and 2000.

Name and Principal Position	Year	Salary (1)	Securities Underlying Options
Duane H. Lund Chief Executive Officer, Chief Financial Officer and Secretary	2000 1999 1998	$180,000(2) $132,500(2) $18,750(2)	666,667(6) 80,000(7) ---
Mary S. Henschel President, RESoft, Inc.	2000	$100,000(3)	---
Odeh A. Muhawesh Chief Knowledge Officer, RESoft, Inc.	2000	$100,000(4)	1,000,000(8)
Robert F. Rice President and Secretary (5)	2000 1999 1998	$80,000(5) $132,500(5) $62,500(5)	--- 80,000(7) 7,917(9)

(1)      No bonuses were paid for the years ended December 31, 2000, 1999 and 1998.

(2)      Amount represents a base annual salary of $200,000 for the period from February 25, 2000 through December 31, 2000, $80,000 for the period from October 1, 1999 through February 24, 2000, and $150,000 for the period from November 16, 1998 through September 30, 1999.

(3)      Amount represents a base annual salary of $120,000 for the period from February 25, 2000 through December 31, 2000.

(4)      Amount represents a base annual salary of $120,000 for the period from February 25, 2000 through December 31, 2000.

(5)      Amount represents a base annual salary of $80,000 for the period from October 1, 1999 through June 30, 2000 and $150,000 for the period from July 31, 1998 through September 30, 1999. Amount for 2000 also includes a $40,000 severance payment.  Mr. Rice served as President of the Company for the period from November 16, 1998 through February 24, 2000.  He also served as Secretary for the Company for the period from November 16, 1998 through June 30, 2000.

(6)      All options were granted in February 2000 and bear an exercise price of $6.375 per Common Share.  These options are exercisable as to 333,333 shares immediately, with options as to 41,667 shares exercisable quarterly, commencing on May 24, 2000.

(7)      All options were granted in October 1999 in accordance with the Company's plan in effect at that date and bear an exercise price of $2.90 per Common Share, a price equal to 110% of the average closing bid price for the Company's Common Shares over the 10 days preceding the effective date of the registration statement covering the Class A Preferred Shares. These options were exercisable as to 40,000 shares on December 31, 1999 and 40,000 shares on December 31, 2000.

(8)      All options were granted in February 2000 and bear an exercise price of $5.375 per Common Share. These options are exercisable as to 500,000 shares immediately, with options as to 62,500 shares exercisable quarterly, commencing on May 24, 2000.

(9)      Options reported were granted on May 27, 1998 under the Company's plan in effect at that date and bear an exercise price of $5.37 per Common Share.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

Name and Principal Position	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
Duane H. Lund Chief Executive Officer and Chief Financial Officer and Secretary (1)	666,667	40.00%	$6.375	2/2010(1)

Odeh A. Muhawesh Chief Knowledge Officer, RESoft, Inc. (2)	1,000,000	60.00%	$5.375	2/2010(2)

(1)	All options were granted in February 2000 and bear an exercise price of $6.375 per Common Share. These options are exercisable as to 333,333 shares immediately, with options as to 41,667 shares exercisable quarterly, commencing on May 24, 2000.

(2)	All options were granted in February 2000 and bear an exercise price of $5.375 per Common Share. These options are exercisable as to 500,000 shares immediately, with options as to 62,500 shares exercisable quarterly, commencing on May 24, 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

Name and Principal Position	Common Shares Acquired on Exercise	Value Realized	# of Unexercised Securities Underlying Options/SARs at Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised in-the-money Options/SARs at Fiscal Year End ($) Exercisable/ Unexercisable
Duane H. Lund Chief Executive Officer and Chief Financial Officer and Secretary	---	---	746,667/538,334/208,333	$0/$0/$0 (1)

Odeh A. Muhawesh Chief Knowledge Officer, RESoft, Inc.	---	---	1,000,000/687,500/312,500	$0/$0/$0 (1)

(1)      Calculations are based upon the closing bid price of $1.625 per share as of December 31, 2000.

Employment Agreements

The Company has employment agreements with Duane Lund, the Chief Executive Officer of RESoft, Mary Henschel, the President of RESoft, and Odeh Muhawesh, the Chief Knowledge Officer of RESoft, dated February 23, 2000. The employment agreements provide for an initial base salary of $120,000 and a discretionary performance bonus. Additionally, each executive receives those health, life and disability and other benefits extended by the Board to other similarly situated executives. The employment agreements expire on March 31, 2002. In the event that the Company terminates the executive’s employment without cause or following a change of control of the Company, the Company or, in the case of change of control, its successor, will be obligated to pay the executive’s base salary and benefits for a two-year period.

In addition, the Company had an employment agreement with Duane Lund, the Company’s Chief Executive Officer, dated October 1, 1999.  The employment agreement provided for an initial base salary of $80,000 and, if the Company achieved progressive annual targets of earnings per share, the Board of Trustees may have elected to award Mr. Lund a bonus of up to 100% of base salary.  In addition, the employment agreement provided that Mr. Lund should receive those health, life and disability and other benefits extended by the Board of Trustees to other similarly situated executives.  The employment agreement expired on December 31, 2000.  No bonus was paid to Mr. Lund under the employment agreement and he continues to serve as the Company’s Chief Executive Officer without an employment contract but at the salary utilized under the previous agreement.

From October 1, 1999 until February 24, 2000, Robert Rice was employed with the Company as President of the Company under an employment agreement on terms identical to those for Mr. Lund.  Thereafter, Mr. Rice continued as secretary of the Company. On June 30, 2000, pursuant to a separation agreement, Mr. Rice resigned as the secretary and a Trustee of the Company, received a $40,000 severance payment, and retained rights to exercise 87,917 stock options until December 31, 2005 at $2.90 per share granted pursuant to an Option Agreement in October of 1999.

Committees of the Board of Trustees

Audit Committee

The Audit Committee currently consists of Messrs. Lund, Whiting and Salmen and held four meetings during the year ended December 31, 2000.  The Committee reviews related party transactions, makes recommendations concerning the engagement of independent public accountants, reviews the performance of independent public accountants, considers the range of audit and non–audit fees and reviews the adequacy of the Company's internal accounting controls.

In September of 2000, the Board of Trustees of the Company adopted a formal written Audit Committee Charter specifying the scope of the Audit Committee's responsibilities, requiring the independent directors of the Audit Committee to meet certain eligibility standards, and otherwise complying with the newly adopted requirements of Securities and Exchange Commission and the American Stock Exchange. The Company will be including a copy its Audit Committee Charter and a report of the Audit Committee recommending to the Board that the Company's financial statements for the year ended December 31, 2000 be included in this annual report in its next proxy statement.

 Compensation Committee

The Company’s Compensation Committee currently consists of Messrs. Hoyt, Whiting and Lambert and held two meetings during the year ended December 31, 2000.  The Compensation Committee makes recommendations and exercises all powers of the Board of Directors in connection with certain compensation matters, including incentive compensation and benefit plans.  The Compensation Committee administers, and has authority to grant awards under, the Company's 1998 Stock Incentive Plan.

Meetings of Trustees

The Trustees held six meetings in 2000.

Compensation of Trustees

None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the Company's Voting Shares as of March 1, 2001 by: (i) each person known by the Company to own more than 5% in interest of the outstanding Voting Shares: (ii) each of the Company's Trustees;  (iii) each of the Company's executive officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the Company's Trustees and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.  Information as to the beneficial ownership of Common Stock and Series A Preferred Shares by trustees and executive officers has been furnished by the respective person.

NAME

BENEFICIAL OWNERSHIP

	Number (1)	Percent (1)
Steven B. Hoyt (2) (3)	1,687,853	24.8%
Paul T. Lambert (2) (4)	1,186,680	17.4%
Duane H. Lund (2) (5)	1,450,113	21.3%
American Real Estate Equities, LLC (6)	964,803	14.2%
Lambert Equities II, LLC (7)	1,071,292	15.7%
WLPT Funding, LLC (8)	1,446,665	21.3%
Mark S. Whiting (2)	10,000	*
Robert D. Salmen (2)	--	--
Odeh Muhawesh (2) (9)	477,501	7.0%
Mary S. Henschel (2)	138,011	2.0%
All trustees and current executive officers as a group (7 persons) (10)	3,020,553	44.4%

*Indicates less than one percent.

(1)      Based on 4,517,524 Common Shares and 663,291 Class A Preferred Shares outstanding as of March 1, 2001.

(2)      The business address for each of the current trustees and executive officers is 4150 Olson Memorial Highway, Minneapolis, Minnesota 55422.

(3)      Includes 413,760 Common Shares issuable upon conversion of 120,000 Class A Preferred Shares, 964,803 Common Shares held by American Real Estate Equities, LLC, of which Mr. Hoyt is a member.

(4)      Includes 106,489 Common Shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager and 964,803 Common Shares held by American Real Estate Equities, LLC, of which Lambert Equities II, LLC is a member.

(5)      Includes 481,862 Common Shares held by WLPT Funding, LLC, of which Mr. Lund is the owner and sole manager, 964,803 Common Shares held by American Real Estate Equities, LLC, of which WLPT Funding, LLC is a member. Excludes options as to 538,344 Common Shares which are currently exercisable but not in the money.

(6)      The business address for American Real Estate Equities, LLC is 300 First Avenue North, Suite 115, Minneapolis, MN 55401.

(7)      Includes 964,803 Common Shares held by American Real Estate Equities, LLC, of which Lambert Equities II, LLC is a member. The business address for Lambert Equities II, LLC is 4155 East Jewel, Suite 103, Denver, Colorado 80222.

(8)      Includes 964,803 Common Shares held by American Real Estate Equities, LLC, of which WLPT Funding, LLC is a member. The business address for WLPT Funding, LLC is c/o Golden Acres Incorporated, 15315 Masons Pointe, Eden Prairie, Minnesota 55347.

(9)      Excludes options as to 687,500 Common Shares which are currently exercisable but not in the money.

(10)    Includes 413,760 common shares issuable upon conversion of 120,000 Class A Preferred Shares. Figures do not reflect an aggregate of 2,565,483 common units of the Company's operating partnership and options as to 1,225,884 Common Shares which are currently exercisable but not in the money.

Item 12.  Certain Relationships and Related Transactions

1999 Transactions

AREE.  AREE is owned in equal thirds by WLPT Funding, LLC, Lambert Equities II, LLC and Steven B. Hoyt. Duane Lund, Chief Executive Officer of the Company and a Trustee of the Company, owns 100% of WLPT Funding and is its sole manager. Paul T. Lambert, one of the Company's Trustees, is a majority owner and sole manager of Lambert Equities. Steven Hoyt is also one of the Trustees of the Company.

In November 1998, the Shareholders approved a transaction whereby AREE would purchase 166,666 of the Company’s Common Shares for $1,000,000, or $6.00 per share, and would contribute certain assets, principally the Cold Springs office center in St. Cloud, Minnesota and contracts for the purchase of 29 other real estate investment properties (some of which Mr. Hoyt had an ownership interest in), to the Operating Partnership.  As consideration for such assets, the Company agreed to:

-	Hire Mr. Lund as Chief Executive Officer of the Company and nominate Mr. Lambert and Mr. Hoyt for election to the Board of Trustees;
-	Issue 4,933,233 common units of the Operating Partnership to AREE or its members;
-	Issue an additional 9,934,663 common units of the Operating Partnership to the owners of the properties to be acquired (including 4,510,671 units to Mr. Hoyt and his affiliates);
-	Assume $64.0 million in third-party mortgage indebtedness on the properties to be acquired;
-	Pay $31.2 million in cash to the owners of the properties to be acquired (none of which was to be paid to Mr. Hoyt);
-	Issue to AREE a warrant to purchase 791,667 Common Shares at a price of $5.37 per share with respect to 395,833 shares, $6.47 with respect to 197,917 shares, $7.74 per share with respect to 118,750 shares and $9.32 per share with respect to a price of $5.37 per share with respect to 395,833 shares, and $6.47 with respect to 197,917 shares; and

-	Reimburse certain of AREE's costs, including costs in obtaining the contractual rights contributed to the operating partnership, upon the completion of the transaction.

Following shareholder approval of the proposed arrangement in November 1998, the Company and AREE consummated a much smaller transaction pursuant to which the Operating Partnership acquired only the Cold Springs office center and two other investments properties in Minnesota. Under the final negotiated terms of the smaller transaction, the Company:

-	Issued 2,557,707 units of its Operating Partnership;
-	Assumed only $17.1 million in third-party mortgage indebtedness on the properties acquired;
-	Paid no cash to the owners of the properties acquired; and
-	Hired Mr. Lund as Chief Executive Officer and Mr. Lambert and Mr. Hoyt were elected to the Board of Trustees.

During the second quarter of 1999, the Company entered into further discussions with AREE because the original contemplated transactions could not be consummated. As a result of these discussions:

-	Mr. Lund remained Chief Executive Officer and Mr. Lambert and Mr. Hoyt remained on Board of Trustees;
-	The recipients of the Operating Partnership units returned 838,372 units to the Company for cancellation; of the 1,719,335 Operating Partnership units still outstanding after the cancellation, 1,214,086 units are ordinary common units and 505,249 are Class B common units, which have no direct economic value, but which will convert to ordinary common units upon the determination of the Board that the Company's funds from operations equal or exceed $0.55 per share, assuming the exercise of all outstanding rights to purchase the Company's equity securities and conversion of all securities convertible into Common Shares;

-	Only 1,719,335 Operating Partnership units remain outstanding with the owners of the three properties acquired (including only 860,107 units to Mr. Hoyt and his affiliates);
-	AREE returned the warrant covering 791,667 Common Shares to the Company for cancellation; and
-	The Company paid no cash to AREE in reimbursement of the $1,356,000 it spent in connection with the transaction; instead, it issued AREE, in the third quarter of 1999, 135,600 of its Class B Preferred Shares, all of which the Company has the right to redeem for $1 if it does not have total assets in excess of $150,000,000 or has not achieved funds from operations equal to at least $0.55 per share (on a fully-diluted basis) prior to June 30, 2002.

Apart from the foregoing transactions, AREE advanced the Company an aggregate of $1,392,000 during the summer and fall of 1998 for working capital purposes. Pursuant to the agreement with AREE, the Company has issued 119,200 Class B Preferred Shares to it in discharge of $1,192,000 of the repayment obligation.

Wellington Management Corporation. Former Chairman of the Board, Arnold Leas, is the President and Chief Executive Officer of WMC and owned, together with certain members of his family and family trusts, approximately 40% of Wellington Management or WMC's outstanding stock.  President, Robert Rice, was a Vice President and General Counsel of WMC before joining the Company. Mr. Rice had no ownership interest in WMC.  In connection with the contemplated AREE transactions of November 1998 described above, the Company also entered into a number of agreements with WMC pursuant to which:

-	Mr. Rice would be appointed the President of the Company;
-	Wellington Management would contribute the office building housing the Company's Brookfield, Wisconsin offices in Brookfield, Wisconsin to the Operating Partnership in exchange for $2.5 million in cash, the assumption of $7.3 million in mortgage indebtedness on the property, and 745,098 Operating Partnership units;

-	The Company would issue to WMC a warrant to purchase 791,667 Common Shares at a price of $5.37 per share with respect to 395,833 shares, $6.47 with respect to 197,917 shares, $7.74 per share with respect to 118,750 shares and $9.32 per share with respect to 79,167 shares;

-	The Company would terminate its obligations to WMC under certain advisory fee arrangements in exchange for $1.6 million; and
-	The Company would enter into a property management agreement with Wellington Realty, Inc., a wholly owned subsidiary of WMC, whereby Wellington Realty would manage the day-to-day operations of the Company's existing apartment community properties in Wisconsin for a management fee equal to 5% of gross income from such properties.

Subsequent to November 1998, the Company and Wellington Management agreed that the transfer of the Brookfield office building could not occur because the Company was unable to arrange financing to provide the stipulated $2.5 million cash payment on acceptable terms. In connection with the discussions described previously, the Company entered into an agreement during the second quarter of 1999 with Wellington Management whereby:

-	Mr. Rice remained the President of the Company;
-	WMC returned the warrant covering 791,667 Common Shares for cancellation;
-	The advisory fee arrangement was terminated, but the Company agreed that WMC would retain cash payments received in 1998 totaling $550,000 and that the Company would issue, in the third quarter of 1999, 95,000 Class B Preferred Shares as consideration for the termination; and

-	The Company entered into the new property management agreement with Wellington Realty, Inc. on the terms contemplated by the original agreement.

Upon consummation of the sale of the Company’s Maple Grove property in November 1999, the Company paid Wellington Realty, Inc. a fee totaling $501,000 pursuant to a listing agreement signed in January 1998.  The listing agreement was terminated June 30, 2000 and no other fees were paid to Wellington Realty, Inc. from sales of the Company’s properties.

Additional advances of working capital. In April 1999, the Operating Partnership borrowed $50,000 from each of AREE and WMC for working capital purposes at an interest rate of 10% per annum under term loans due December 31, 1999. The loans were repaid in November 1999.

2000 Transactions

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 units of the Operating Partnershipinto 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by AREE into 808,482 Common Shares.

In connection with the acquisition of RESoft on February 24, 2000, the Company exchanged 914,292 Common Shares (valued at $4.375 per share or an aggregate of $4.0 million) for all of the outstanding stock of RESoft.  Odeh Muhawesh and Mary Henschel, former shareholders of NETLink, will or have received, either directly or indirectly a significant portion of such consideration. In connection with the transaction, Mr. Muhawesh was appointed President of the Company and was reappointed as Chief Knowledge Officer of RESoft.  He is also a Trustee of the Company.  Ms. Henschel has been the President of RESoft since February 24, 2000.

On February 29, 2000, the Company, through the Operating Partnership, acquired the Plymouth Properties from Plymouth Partners II, LLC, of which Steven B. Hoyt, a Trustee of the Company is the chief manager and co-owner.  The total purchase price was $6.7 million and was funded through the issuance of an aggregate of 181,629 units in the Operating Partnership (valued at $4.35 per Unit, or an aggregate value of $790,000), the assumption of certain third-party debt totaling $4.5 million secured by the Plymouth Properties and the balance paid in cash. On June 30, 2000, the Company transferred and sold to WMC the Company’s 100% interest in Lake Point and 8% equity interest in Highlander.  The interests were exchanged for 95,000 shares of the Company’s Class B Preferred Shares owned by WMC, including accrued distributions, and WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe.  Further in connection with the dispositions, the listing agreement between the Company and WMC’s affiliate, WMC Realty, Inc., was terminated and no brokerage commission was paid to WMC’s affiliate.  Additionally, Mr. Leas resigned, and Robert F. Rice, the Secretary and a Trustee of the Company, entered into a Separation Agreement with the Company pursuant to which he resigned as Secretary and Trustee of the Company and received from the Company a severance payment of $40,000.

On December 29, 2000, the Operating Partnership sold its membership interest in WPT I, the owner of the Thresher Property, to the Buyers, in exchange for $169,874 in cash, 522,416 shares of common stock of the Company and 61,898 units of WPT I, all of which will be cancelled, and the release of approximately $6.6 million of debt. In connection with the sale, cash in the amount of $805,000 securing a letter of credit granted by the Company in favor of the mortgagee of the Thresher Property and the letter of credit will be released. Additionally, the Company is released from its obligation to indemnify one of the Buyers, Steven B. Hoyt, who is also a member of the Board of Trustees of the Company, from amounts incurred by him under personal guaranties related to the Thresher Property which remained in place after the original purchase by WPT I.  WPT I originally purchased the Thresher Property from the Buyers, one of which, Steven B. Hoyt, is a Trustee of the Company.

Management Fees

On June 30, 2000, the Company terminated its property management relationship with WRI.

The Company maintains a property management agreement with Hoyt Properties Inc. (“Hoyt”), an entity controlled by a Trustee of the Company to serve as property manager of the commercial properties owned by the Company.  In connection with the agreement, Hoyt manages the day-to-day operations of the properties owned by the Company and receives a management fee for this service.  Management fees consisted of $196,000 to Hoyt and $138,000 to WRI for the year ended December 31, 1999 and $241,000 to Hoyt and $14,000 to WRI for the year ended December 31, 2000.

Transactions between Companies Under Common Management

RESoft has a customer relationship in which certain members of the Company’s management performed certain management responsibilities for the customer from approximately January 1 through June 30, 2000.  Revenues recognized from the February 24, 2000 acquisition date through December 31, 2000 were approximately $353,000.  As of December 31, 2000, accounts receivable from the customer was approximately $114,000 and amounts due to the customer was approximately $30,000.

Rental Income

During the year ended December 31, 2000 and December 31, 1999, the Company recognized revenue of approximately $23,000 and $23,000, respectively, on office space leased to Hoyt.

Rental Expense

During the year ended December 31, 2000, the Company relocated to office space leased by Hoyt and recognized an expense of approximately $175,000.

Insurance

From time to time, the Company has purchased insurance through another affiliate of WMC, Wellington Insurance Services, Inc., which received a commission of those sales equal to 15% of scheduled premiums. These commissions totaled approximately $6,000 and $10,000 for the year ended December 31, 2000 and 1999, respectively.

Item 13.  Exhibits and Reports on Form 8–K

(a) Exhibits

Exhibit Number	Exhibit Description
2.1	Amended and Restated Contribution Agreement between the Company, the Operating Partnership, AREE and other limited partnership Unit recipients dated as of August 31, 1998 (filed as Exhibit A with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

2.2	Agreement and Plan of Reorganization dated as of February 25, 2000, by and among the Company, NTLI Acquisition Corporation, a Delaware corporation, NETLink International, Inc., a Minnesota corporation and Odeh A. Muhawesh, Mary Henschel, Alan Schmidt, Ahmad Yassine, Patrick Archbold, Ann Wessels, Art Carruth, Patricia Hewitt, Thomas walker and Sherry Ajax (filed as Exhibit 2.2 with the Company's Form 8-K on March 17, 2000 and incorporated herein by reference)

2.3	Contribution Agreement between Wellington Partners, L.P., the Company and Plymouth Partners II, LLC and other LP Unit Recipients dated as of February 29, 2000 (filed as Exhibit 2.3 with the Company's Form 8-K on March 17, 2000 and incorporated herein by reference)

3.1	Declaration of Trust (filed with the Company's Registration Statement on Form SB–2 (Commission File No. 33–82888C) and incorporated herein by reference)
3.2	Bylaws of the Company (filed with the Company's Registration Statement on Form SB–2 (Commission file No. 33–82888C) and incorporated herein by reference)
3.3	Articles of Amendment and Restatement of the Declaration of Trust (filed as Exhibit E with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)
10.1	Agreement of Limited Partnership of the Operating Partnership dated as of August 31, 1998 (filed as Exhibit C with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)
10.2	Contribution Agreement between the Operating Partnership and WMC dated as of August 31, 1998 (filed as Exhibit B with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.3	Master Registration Rights Agreement dated as of August 31, 1998 (filed as Exhibit E of Exhibit C with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)
10.4	Promissory Note for $2,750,000 by Lake Pointe Apartment Homes, Inc. to Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8–K on August 31, 1998 and incorporated herein by reference)

10.5	Mortgage, Assignment of Leases and Rents and Security Agreement by and between Lake Pointe Apartment Homes, Inc. to Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8–K on August 31, 1998 and incorporated herein by reference)

10.6	Common Stock Purchase Warrant by the Company to Credit Suisse First Boston Mortgage Capital LLC, dated March 5, 1998 (filed with the Company's Current Report on Form 8–K on August 31, 1998 and incorporated herein by reference)

10.7	Registration Rights Agreement by and between the Company and Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8–K on August 31, 1998 and incorporated herein by reference)

10.8	Purchase Agreement by and between Maple Grove Apartment Homes, Inc. and The Shelard Group, Inc., dated July 2, 1999 (filed with the Company's Current Report on Form 8–K on November 23, 1999 and incorporated herein by reference)

10.9	Stock Exchange Agreement between the Company and Wellington Management Corporation effective June 30, 2000 (filed with the Company's Current Report on Form 8–K on July 14, 2000 and incorporated herein by reference)

10.10	Warrant to Purchase Shares of Stock dated March 28, 2000 between the Company and Venture One Real Estate LLC (filed with the Company's Quarterly Report for the period ended June 30, 2000 on Form 10–QSB filed on August 14, 2000 and incorporated herein by reference)

10.11	Call Agreement dated March 28, 2000 between the Company and Venture One Real Estate LLC (filed with the Company's Quarterly Report for the period ended June 30, 2000 on Form 10–QSB filed on August 14, 2000 and incorporated herein by reference)

10.12	Warrant to Purchase Shares of Stock dated June 22, 2000 between the Company and Venture One Real Estate LLC (filed with the Company's Quarterly Report for the period June 30, 2000 on Form 10–QSB filed on August 14, 2000 and incorporated herein by reference)

10.13	Exclusive Agency and Representation Agreement between RESoft, Inc. and Venture One Real Estate, LLC (filed with the Company's Quarterly Report for the period September 30, 2000 on Form 10–QSB filed on November 14, 2000 and incorporated herein by reference)

10.14	Membership Unit Purchase Agreement dated December 29, 2000, between the Company, Wellington Properties Investments, L.P., and Steven B. Hoyt, Bruce K. Hoyt, Donald Ringrose, and Richard Wolsfeld (filed with the Company's Current Report as Exhibit 10.1 on Form 8–K on January 16, 2001 and incorporated herein by reference)

Shareholders may obtain a copy of any exhibit listed in Item 13(a) by writing to Duane H. Lund, Secretary of the Company.  Reasonable expenses will be charged for copies and postage.

(b) Reports on Form 8–K

During the fourth quarter ended December 31, 2000 and through March 30, 2001, the Company filed the following current reports on Form 8–K:

Item 4 in connection with the resignation of the Company’s independent public accountant PricewaterhouseCoopers LLP filed November 16, 2000.

Item 2 in connection with the disposition of the Company’s Thresher Properties filed January 16, 2001.

Item 5 in connection with the Company’s legal proceeding with Odeh A. Muhawesh filed January 16, 2001.

Item 4 in connection with the appointment of the Company’s independent public accountant Boulay, Heutmaker, Zibell & Co. P.L.L.P. filed February 8, 2001.

SIGNATURES

By: /s/ Duane H. Lund
Duane H. Lund, Secretary	Dated: March 30, 2001

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Duane H. Lund, jointly and severally, his attorneys–in–fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10–KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney–in–fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEHAVEN REALTY TRUST

Signature

Title

Date

/s/ Duane H. Lund Duane H. Lund	Trustee and Chief Executive Officer (Principal Executive Officer)	March 30, 2001

/s/ Steven B. Hoyt Steven B. Hoyt	Trustee	March 30, 2001

/s/ Paul T. Lambert Paul T. Lambert	Trustee	March 30, 2001

/s/ Odeh A. Muhawesh Odeh A. Muhawesh	Trustee	March 30, 2001

/s/ Robert D. Salmen Robert D. Salmen	Trustee	March 30, 2001

/s/ Mark S. Whiting Mark S. Whiting	Trustee	March 30, 2001

STONEHAVEN REALTY TRUST AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders of
Stonehaven Realty Trust and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Stonehaven Realty Trust and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements of Stonehaven Realty Trust and Subsidiaries for the year ended December 31, 1999, were audited by other auditors whose report dated March 21, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with accounting standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stonehaven Realty Trust and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Minneapolis, Minnesota
February 22, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of
Stonehaven Realty Trust and Subsidiaries:

In our opinion, the accompanying consolidated statements of operations, of shareholders’ equity and of cash flows of Stonehaven Realty Trust and Subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Chicago, IL
March 21, 2000

Stonehaven Realty Trust and Subsidiaries
Consolidated Balance Sheet
December 31, 2000

ASSETS
Investments in real estate:
Land	$3,989,948
Buildings and improvements	15,787,085
Computer hardware, software and other fixed assets	939,934
20,716,967
Accumulated depreciation and amortization	(992,762)
Net investments in real estate	19,724,205
Cash and cash equivalents	1,635,916
Accounts receivable, net	473,514
Restricted cash	1,034,034
Other assets, net	2,033,688
Goodwill, net	3,242,690
TOTAL ASSETS	$28,144,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans and notes payable	$13,914,873
Related party note payable	335,000
Accounts payable and accrued expenses	2,493,966
Deferred revenue and security deposits	150,324
Dividends and distributions payable	709,139
Total liabilities	17,603,302

Minority interest in consolidated subsidiary	66,325

COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
Class A Preferred Shares - $0.01 par value, 10,000,000 authorized: 785,037 Class A cumulative convertible shares issued and 663,291outstanding, $10.00 per share liquidation preference	6,633
Common Shares - $0.01 par value, 100,000,000 authorized; 4,517,524 shares issued and outstanding	45,176
Additional paid-in capital	25,595,216
Accumulated deficit	(15,132,836)
Treasury stock, at cost	(39,769)
Total shareholders’ equity	10,474,420
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,144,047

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,
	2000	1999
Revenues:
Rental	$3,189,791	$5,260,268
Tenant recoveries	1,921,114	1,530,277
Professional services and sales of hardware and software	2,632,825	—
Interest and other	372,334	106,012
Total revenues	8,116,064	6,896,557
Expenses:
Property, operating and maintenance	1,017,904	1,508,873
Advertising and promotion	221,550	51,915
Property taxes and insurance	959,102	1,157,772
Depreciation and amortization	2,582,297	1,210,404
Interest	1,790,804	2,556,624
General and administrative	2,969,153	801,032
Management fees	255,422	333,987
Costs related to professional services and sales of hardware and software	2,143,524	—
Software development	396,181	—
Termination of advisory agreement	—	950,000
Nonrecurring expenses	408,415	2,613,383
Total expenses	12,744,352	11,183,990
Loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest	(4,628,288)	(4,287,433)
Equity in income of unconsolidated subsidiary	2,912	10,269
Loss allocated to minority interest	571,333	2,721,695
Loss from operations	(4,054,043)	(1,555,469)
Gain (loss) on sale of investments in real estate	(4,260,910)	686,716
Loss before extraordinary loss and cumulative effect of change in accounting principle	(8,314,953)	(868,753)
Extraordinary loss	—	(482,272)
Cumulative effect of change in accounting principle	—	(35,565)
Net loss	(8,314,953)	(1,386,590)
Preferred Share dividends	(643,558)	—
Net loss available to Common Shareholders	$(8,958,511)	$(1,386,590)
Net loss available to Common Shareholders before extraordinary loss and cumulative effect of change in accounting principle per Common Share: Basic and Diluted	$(2.01)	$(0.64)
Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(2.01)	$(1.02)
Weighted average number of Common Shares outstanding	4,459,656	1,361,309

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2000 and 1999

	Class A Preferred Shares	Class B Preferred Shares	Common Shares	Common Share Warrants	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balance at December 31, 1998	$—	$—	$13,392	$1,510,000	$7,497,426	$(4,263,017)	$—	$4,757,801
Cash dividends declared	—	—	—	—	—	(601,017)	—	(601,017)
Common Shares issued in connection with dividend reinvestment	—	—	455	—	200,629	—	—	201,084
Issuance of Preferred Shares	7,850	3,498	—	—	10,247,955	—	—	10,259,303
Retirement of warrants	—	—	—	(1,510,000)	1,510,000	—	—	—
Conversion of Preferred Shares to Common Shares	(10)	—	34	—	(24)	—	—	—
Adjustment to minority interest resulting from changes in ownership of the Operating Partnership by the Company	—	—	—	—	1,308,891	—	—	1,308,891
Net loss	—	—	—	—	—	(1,386,590)	—	(1,386,590)
Balance at December 31, 1999	$7,840	$3,498	$13,881	$—	$20,764,877	$(6,250,624)	$—	$14,539,472

	Class A Preferred Shares	Class B Preferred Shares	Common Shares	Common Share Warrants	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 1999	$7,840	$3,498	$13,881	$—	$20,764,877	$(6,250,624)	$—	$14,539,472
Cash dividends declared	—	—	—	—	—	(643,558)	—	(643,558)
Common Shares issued in connection with dividend reinvestments	—	—	167	—	47,498	—	—	47,665
Common Shares issued in connection with RESoft acquisition.	—	—	9,143	—	3,990,857	—	—	4,000,000
Issuance of Common Shares for services	—	—	429	—	149,571	—	—	150,000
Issuance of warrants	—	—	—	—	682,338	—	—	682,338
Cost of 15,300 Common Shares acquired for treasury	—	—	(153)	—	153	—	(39,769)	(39,769)
Lake Pointe return of capital and sale	—	(950)	—	—	(760,646)	(45,000)	—	(806,596)
Thresher Property return of capital and sale	—	—	(5,224)	—	(7,120,036)	—	—	(7,125,260)
Conversion of Preferred Shares and units to Common Shares	(1,207)	(2,548)	26,933	—	(23,178)	—	—	—
Adjustments to minority interest resulting from operations and changes in ownership of the operating partnership by the Company	—	—	—	—	7,863,782	121,299	—	7,985,081
Net loss	—	—	—	—	—	(8,314,953)	—	(8,314,953)
Balance at December 31, 2000	$6,633	$—	$45,176	$—	$25,595,216	$(15,132,836)	$(39,769)	$10,474,420

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2000	1999
Cash flows from operating activities:

Net loss	$(8,314,953)	$(1,386,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,582,297	1,210,404
Loss allocated to minority interest	(571,333)	(2,721,695)
Loss (gain) on sales of investments in real estate	4,260,910	(686,716)
Extraordinary loss	—	482,272
Cumulative effect of change in accounting principles	—	35,565
Amortization of discount on marketable securities	—	(34,351)
Incentive advisory agreement termination fee paid through issuance of Class B Preferred Shares	—	950,000
Abandoned project pursuit costs paid through issuance of Class B Preferred Shares	—	2,548,000
Equity in income of unconsolidated subsidiary	(2,912)	(10,269)
Net change in assets and liabilities:
Accounts receivable, net	(40,771)	12,448
Other assets, net	8,543	17,146
Restricted cash	(906,985)	(45,368)
Related party payable	—	9,061
Accounts payable and accrued expenses	147,898	(938,325)
Deferred revenue and security deposits	122,385	(69,039)
Net cash used in operating activities	(2,714,921)	(627,457)

Cash flows from investing activities:

Acquisitions of and additions to real estate properties	(1,359,246)	(119,021)
Acquisitions of computer hardware, software and other fixed assets	(902,172)	—
Dispositions of real estate properties and investment in unconsolidated subsidiary, net	170,999	3,138,476
Cash proceeds received from acquisition of consolidated subsidiary	160,759	—
Redemption (Purchase) of marketable securities	5,188,779	(5,153,504)
Investment in unconsolidated subsidiary	7,425	(90,000)
Deferred costs	—	(24,200)
Net cash provided by (used in) investing activities	$3,266,544	$(2,248,249)

	For the Years Ended December 31,
	2000	1999
Cash flows from financing activities:

Payments of mortgage loans and notes payable	$(536,614)	$(584,459)
Payment on line of credit	(68,466)	(200,000)
Payment of related party note payable	(415,000)	—
Purchase of treasury shares	(39,769)	—
Gross proceeds from issuance of Preferred Shares	—	7,850,370
Gross proceeds from issuance of Common Shares	—	15,411
Costs associated with issuance of Preferred Shares	—	(1,089,067)
Dividends and distributions paid, net	(748,582)	(377,726)
Net cash (used in) provided by financing activities	(1,808,431)	5,614,529

Net (decrease) increase in cash and cash equivalents	(1,256,808)	2,738,823
Cash and cash equivalents
Beginning of year	2,892,724	153,901
End of year	$1,635,916	$2,892,724

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

1.  Organization

Stonehaven Realty Trust ("Company") is a real estate and technology company separated into two business segments: a commercial real estate segment which acquires, owns and operates commercial real estate and a technology segment which provides information technology consulting and document management solutions.

The Company is a self-administered real estate investment trust (“REIT”) formed on March 15, 1994 under Maryland law.  In November 1998, the Company became an umbrella partnership REIT and formed an operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which the Company is the sole general partner and owns an approximate 92.9% interest.  Through the Operating Partnership and certain wholly owned subsidiaries, the Company acquires, owns and operates commercial real estate investment properties.

As of December 31, 2000, the Company owned the following five commercial real estate properties:

•         A 26,186 square-foot light industrial facility in Plymouth, Minnesota,
•         A 26,186 square-foot light industrial facility in Plymouth, Minnesota,
•         A 26,186 square-foot light industrial facility in Plymouth, Minnesota,
•         A 77,533 square-foot office building in St. Cloud, Minnesota, and
•         A 50,291 square-foot light industrial facility in Burnsville, Minnesota

On February 24, 2000, the Company acquired RESoft, Inc., (formerly NETLink International, Inc.) (“RESoft”) a privately held Minnesota corporation, to provide information technology consulting and document management solutions to real estate owners and managers, law firms and major corporations.

2.  Basis of Presentation

The Company is the sole general partner of the Operating Partnership, with an approximate 92.9% interest at December 31, 2000.  Minority interest at December 31, 2000 represents approximately a 7.1% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

The consolidated financial statements of the Company at December 31, 2000 and for the years ended December 31, 2000 and 1999 include the accounts and operating results of the Company, its subsidiaries and the Operating Partnership as the Company’s general partnership interest provides for control over all significant Operating Partnership activities.  The consolidated financial statements include the Company’s 8% equity interest in Highlander Acquisition Company, LLC (“Highlander”) under the equity method of accounting for the periods the Company retained its equity interests.  All significant intercompany transactions have been eliminated in consolidation.

3.  Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of the Company’s consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2000, and the reported amounts of revenues and expenses for the years ended December 31, 2000 and 1999.  Actual results could differ from those estimates.

Investments in Real Estate and Depreciation

Real estate assets are carried at the lower of cost or estimated net realizable value.  The Company periodically reviews its properties for impairment and provides for a provision if impairments are determined.  First, to determine if impairment may exist, the Company reviews its properties and identifies those, if any, which have had either an event of change or event of circumstances warranting further assessment of recoverability.  Then, the Company estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income, among various other factors.  Such amounts are then compared to the property’s depreciated cost to determine whether an impairment exists.  The Company has not recognized impairment losses on real estate assets to date.

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and improvements	40
Computer hardware, software and other fixed assets	3-5

Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

When a property is sold or retired, the costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the statement of operations.

Cash and cash equivalents

Cash and cash equivalents include all investments purchased with an original maturity date of three months or less.  The carrying amount approximates fair value due to short maturity of these investments.

The Company maintains its cash and cash equivalents primarily at two financial institutions. At times throughout the year, the Company’s cash and cash equivalent balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. As of December 31, 2000, such investments were $599,000.

Accounts Receivable

Accounts receivable is reported net of allowance for doubtful accounts of approximately $160,000 as of December 31, 2000.

Other Assets

Other assets primarily consist of nonrefundable prepaid minimum software royalties, the value of a proprietary database and deferred financing costs incurred to obtain and secure mortgage debt financing.  The nonrefundable prepaid minimum software royalties and the valuation of the proprietary databases are being amortized over the life of the contracts on a straight-line basis.  The deferred financing costs are being amortized over the life of the respective loans on a straight-line basis.  Accumulated amortization as of December 31, 2000 was $1.6 million.

Goodwill

Goodwill incurred in connection with the acquisition of RESoft is amortized on a straight-line basis over an estimated useful life of three years. Accumulated amortization as of December 31, 2000 was $1.3 million.

Revenue Recognition

Rental revenue from tenants is recognized on a straight-line basis over the term of the lease agreements regardless of when payments are due.  Tenant recoveries include payments from commercial property tenants for reimbursement of the tenants’ share of real estate taxes and certain common area maintenance costs.  Such costs are recognized as revenue in the period the costs are incurred.

Revenue generated from professional services and sales of hardware and software is recognized as services and goods are provided.  Services billed in advance are recorded as deferred revenue and recognized when revenue is earned.

Software Development

Costs related to development of the Company’s new software product are charged to software development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established, which to date has been when the Company has a working model of the software, and ending, when a product is available for general release to customers.  Substantially all development costs are incurred prior to establishing a working model.  As a result, the Company has not capitalized any software development costs since such costs have not been significant.

Income Taxes

The Company has historically operated as a REIT and maintained its qualification as a REIT under Sections 856 through 860 of the Internal Revenue Code ("Code"). As a REIT, the Company generally was not subject to federal income tax. To qualify as a REIT under the Code for a taxable year, the Company must meet certain requirements relating to its assets, income, stock ownership and distributions to shareholders. For the year ended December 31, 2000, the Company did not qualify as a REIT under the Code due to RESoft’s operations.  Due to the Company’s failure to qualify as a REIT, the Company is now subject to federal income tax on all of its taxable income at regular corporate rates and will not receive a deduction for dividends paid to its shareholders. Additionally, any distributions to shareholders generally will be taxable to the shareholders as ordinary income to the extent of current and accumulated earnings and profits. Thus, the Company's income would be subject to double taxation—at the corporate level and the shareholder level to the extent such income is distributed to shareholders. For the year ended December 31, 2000, the Company was in a taxable loss position. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Failure to qualify as a REIT for the year ended December 31, 2000 disqualifies the Company from taxation as a REIT for the next four taxable years and could result in the Company incurring indebtedness or liquidating investments should the Company not have sufficient funds to pay the resulting federal income tax liabilities. As a result, the funds available for distribution to the Company's shareholders would be reduced for each of the years involved. In addition, dividend payments subject to the Code would no longer be required.

Because the Company is no longer a REIT for federal income tax purposes, the Company now accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

For federal income tax purposes, all cash distributions paid to shareholders for 2000 and 1999 were characterized as return of capital.

Investment in Unconsolidated Subsidiary

The Company accounted for the investment in Highlander under the equity method.  The investment was recorded initially at the Company’s cost and subsequently adjusted for the Company’s net equity in income or loss and cash contributions and distributions.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and mortgage loans and notes payable.  It is not currently practicable to estimate the fair value of mortgage loans and notes payable because those agreements contain unique terms, conditions, covenants and restrictions, which were negotiated at arm’s length with the Company’s lenders.  There is no readily determinable similar instrument on which to base an estimate of fair value for those financial instruments.  For all other financial instruments, the fair values of the financial instruments were not materially different from their carrying or contract values.

Concentration of Risk

The Company relies on software licensed from a third party, including software that is integrated with internally developed software and used in the Company’s product.  The functionality of the Company’s product, therefore, depends on its ability to integrate this third party software into its product.

Segment Reporting

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”.  This statement requires that a public company report financial and descriptive information about its reportable operating segments.  Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.  Management views the Company as two business segments: a commercial real estate segment which acquires, owns and operates commercial real estate and a technology segment which provides information technology consulting and document management solutions.

Recent Accounting Pronouncements

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”).  SOP 98-5 requires that the net unamortized balance of all start up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs should be expensed.  In 1999, the Company reported cumulative effect of a change in accounting principle in the amount of $35,565 to reflect the write-off of the unamortized balance of organizational costs.

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities.  The Company will be required to adopt FAS 133 effective January 1, 2001.  Because the Company does not use derivative financial instruments, the Company does not believe the impact of FAS 133 will be material to the Company’s consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements.  In October 2000, the SEC issued a “Frequently Asked Questions” document on SAB 101 to provide further definitive guidance on the implementation of SAB 101.  SAB 101 is effective for years beginning after December 15, 1999 and the Company was required to adopt SAB 101 in the quarter ended December 31, 2000 retroactive to the beginning of the year.  SAB 101 did not have an effect on the Company’s results of operations, financial position or cash flows.

Reclassification

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

4.  Acquisitions and Dispositions

Investment in Unconsolidated Subsidiary

On March 4, 1999, the Company acquired an 8% equity interest in Highlander at a cost of $90,000.

Acquisition of Investments in Real Estate and Consolidated Subsidiary

On February 29, 2000, the Company through the Operating Partnership acquired three commercial real estate properties located in suburban Minneapolis, Minnesota ("Plymouth Properties"). The Plymouth Properties were purchased from a related party for an aggregate purchase price of approximately $6.7 million. The purchase price was funded through the issuance of an aggregate of 181,629 limited partnership units ("Plymouth Units") in the Operating Partnership (valued at $4.35 per Plymouth Unit, or an aggregate value of approximately $790,000), the assumption of certain third-party debt totaling approximately $4.5 million, secured by the Plymouth Properties, and the balance paid in cash.   The acquisition was accounted for using the purchase method of accounting.

On February 24, 2000, the Company acquired RESoft.  The acquisition was accomplished by exchanging 914,292 of the Company's Common Shares for all of the issued and outstanding stock of RESoft valued at $4.375 per share, or an aggregate value of approximately $4.0 million.  The acquisition was accounted for using the purchase method of accounting.

Dispositions of Investments in Real Estate

On December 29, 2000, the Operating Partnership sold its membership interest in its wholly-owned subsidiary WPT I, LLC, a Delaware limited liability company ("WPT I") and owner of the Thresher Square property ("Thresher Property"), to four individuals ("Buyers"), in exchange for $169,874 in cash, 522,416 shares of Common Stock of the Company and 61,898 units of WPT I, all of which will be cancelled, and the release of approximately $6.6 million of debt. In connection with the sale, cash in the amount of $805,000 securing a letter of credit granted by the Company in favor of the mortgagee of the Thresher Property and the letter of credit will be released. Additionally, the Company is released from its obligation to indemnify one of the Buyers, who is also a member of the Board of Trustees of the Company, from amounts incurred by him under personal guaranties related to the Thresher Property which remained in place after the original purchase by WPT I.  WPT I originally purchased the Thresher Property from the Buyers, one of which is a Trustee of the Company.  The disposition resulted in no gain or loss being recorded in the accompanying consolidated statement of operations due to the related party nature of the transaction.  The disposition was considered a return of capital and resulted in a $7.1 million reduction in shareholders’ equity.

On June 30, 2000, the Company transferred and sold to Wellington Management Corporation ("WMC") the Company's 100% interest in Lake Pointe Apartment Homes, Inc., a Wisconsin corporation and wholly owned subsidiary of the Company ("Lake Pointe") and the Company's 8% equity interest in Highlander. The interests were exchanged for 95,000 shares of the Company's Class B Junior Cumulative Convertible Preferred Shares (“Class B Preferred Shares”) owned by WMC and WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe. The disposition resulted in no gain or loss being recorded in the accompanying consolidated statement of operations due to the related party nature of the transaction.  The disposition was considered a return of capital and resulted in a $807,000 reduction in shareholders’ equity.

On November 16, 1999, the Company disposed of the Maple Grove Apartments, a 304-unit apartment community in Madison, Wisconsin.  Sale consideration totaled $16.7 million, which included the assumption of approximately $12.6 million of mortgage indebtedness.  The gain from the disposition of this property totaled approximately $690,000.

Pro Forma Consolidated Financial Statements (Unaudited)

The following unaudited pro forma condensed consolidated financial information presented below is as if the acquisitions of the Plymouth Properties and RESoft and the dispositions of Maple Grove, Lake Pointe, Highlander and the Thresher Property had occurred on January 1, 1999.  The unaudited pro forma financial information is not necessarily indicative of the results, which actually would have occurred if the acquisitions or dispositions had been consummated on January 1, 1999, nor does the unaudited pro forma information purport to represent the results of operations for future periods.

	For the Years Ended December 31,
	2000	1999
Pro forma total revenues	$6,574,136	$7,934,992
Pro forma loss available to Common Shareholders	$8,559,109	$1,716,252
Pro forma loss per Common Share- Basic and Diluted	$2.10	$0.99

5.  Mortgage Loans and Notes Payable

Mortgage loans and note payable as of December 31, 2000 consisted of the following:

	Amount	Payment Terms
Century Bank, N.A., 7.625%, maturing on May 31, 2002, collateralized by the Plymouth I property and assignment of rents*	$1,494,414	Monthly principal and interest of $12,501
Century Bank, N.A., 7.625%, maturing on May 31, 2002, collateralized by the Plymouth II and III properties and assignment of rents*	2,835,951	Monthly principal and interest of $21,686
GMAC Commercial Mortgage Corporation, 7.00%, maturing February 1, 2008, collateralized by the Nicollet commercial property and an assignment of rents and security agreement	2,277,792	Monthly principal and interest of $15,635
Bremer Bank, NA, variable rate (effective rate of 10.5% as of December 31, 2000), matured September 30, 2000, month to month payments subsequent to October 1, 2000, collateralized by the Cold Springs commercial property	5,431,716	Monthly principal and interest of $51,518
Bremer Business Financial Corp, variable rate (effective rate of 12.5% as of December 31, 2000), maturing September 30, 2000, month to month payments subsequent to October 1, 2000, collateralized by the Cold Springs commercial property	1,875,000	Monthly interest at a variable interest rate
	$13,914,873

*        A Trustee of the Company and his spouse has fully guaranteed this mortgage loan.

The mortgage loans and notes payable mature as follows:

Year ending December 31,
2001	$7,415,246
2002	4,282,119
2003	33,450
2004	35,868
2005	38,460
Thereafter	2,109,730
$13,914,873

The Company has a note payable to the former Chief Executive Officer of RESoft, who is the current Chief Knowledge Officer of RESoft and a Trustee of the Company.  The note totaled $335,000 as of December 31, 2000 and was due on January 2, 2001.  On December 29, 2000, the Company notified the Chief Knowledge Officer that it was suspending its payment under the promissory note assumed by RESoft pending the resolution of the currently outstanding legal proceeding.  The note accrues interest at the prime rate (9.50% as of December 31, 2000) and payment may be made in cash or Common Shares of the Company, at the option of the Company.

In connection with the acquisition of RESoft, the Company assumed a bank line of credit.  Subsequent to the acquisition, the Company repaid amounts outstanding under the line of credit and terminated the agreement.

6.  Shares, Warrants and Options

Stock Split

On March 16, 1999, the Company’s Board of Trustees declared a stock split of 4.75 Common Shares for each 3.00 Common Shares, effective on March 24, 1999 to shareholders of record as of March 22, 1999 (“Stock Split”).  The Operating Partnership simultaneously declared a split of 4.75 Units for each 3.00 Units effective on March 24, 1999 to holders of Units of record as of March 22, 1999.  All amounts herein have been adjusted to give effect to the Stock Split.

Share issuances, redemptions, repurchases and conversions

On November 20, 1998, the Company issued 2,557,707 Units in the Operating Partnership in connection with the acquisition of three commercial properties.  The Units are exchangeable into Common Shares, subject to certain conditions.  Effective June 30, 1999, 838,372 of these Units were returned to the Company and cancelled.

On August 12, 1999, the Company issued 254,800 Class B Preferred Shares to American Real Estate Equities, LLC, a related party, (“AREE’) as consideration for payment of advances to the Company for working capital purposes, costs incurred in connection with the Company’s 1998 commercial acquisitions and payments for abandoned project pursuit costs.  Further, on August 12, 1999, the Company issued 95,000 Class B Preferred Shares to WMC as partial consideration for the termination of the incentive advisory agreement between the Company and WMC.

On October 28, 1999, the Company issued 700,000 Class A Cumulative Convertible Preferred Shares (“Class A Preferred Shares”) to the public (“Preferred Offering”). Each of the Class A Preferred Shares is entitled, at all meetings of shareholders, to 3.448 votes, the number of Common Shares into which they are convertible, subject to adjustment for stock splits and similar events.  The Class A Preferred Shares are entitled to vote as a class on certain matters that affect their respective rights.  The Class A Preferred Shares bear a liquidation value of $10.00 per share and accrue a dividend equal to $0.475 per share, with such dividend payable every six months.  The Class A Preferred Shares are convertible into the number of Common Shares equal to the quotient obtained by dividing (1) $10.00 plus any dividends then accrued but unpaid on the Class A Preferred Shares, by (2) $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares.  The Company has the right to redeem the Class A Preferred Shares, under certain circumstances, after the two-year anniversary date of the initial closing of the Preferred Offering.  Proceeds from the Preferred Offering, net of underwriters’ discount and total offering expenses, were $6.0 million.

On December 16, 1999, in connection with a 45-day option to purchase additional Class A Preferred Shares solely to cover any over allotments of the Preferred Offering, the Company issued 85,037 additional Class A Preferred Shares.  Proceeds from this sale of additional Class A Preferred Shares, net of underwriters’ discount and total offering expenses, were approximately $745,000.

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 Units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by AREE into 808,482 Common Shares.

In connection with the acquisition of RESoft, the Company issued 914,292 Common Shares (valued at $4.375 per share or an aggregate of $4.0 million).

On February 29, 2000, the Company through the Operating Partnership acquired the Plymouth Properties. The Plymouth Properties were purchased from a related party for an aggregate purchase price of approximately $6.7 million. The purchase price was funded through the issuance of an aggregate of 181,629 Plymouth Units in the Operating Partnership (valued at $4.35 per Plymouth Unit, or an aggregate value of approximately $790,000), the assumption of certain third–party debt totaling approximately $4.5 million, secured by the Plymouth Properties, and the balance paid in cash.

During the second quarter of 2000, the Company issued to an individual contractor 42,857 Common Shares in exchange for consulting services provided in connection with the acquisition by the Company of the Plymouth Properties.  The shares were valued at an aggregate price of $150,000 or $3.50 per share.  The Company has expensed the cost of the consulting services during the year ended December 31, 2000.

On June 30, 2000, the Company transferred and sold to WMC the Company's 100% interest in Lake Pointe and the Company's 8% equity interest in Highlander. The interests were exchanged for 95,000 shares of the Company's Class B Preferred Shares owned by WMC and WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe.

On July 1, 2000, the Board of Trustees of the Company authorized the Company to repurchase, on a quarterly basis, up to 150,000 Common Shares of the Company in open market transactions. To facilitate such repurchase program, no dividend was declared on the Company’s Common Shares. During the year ended December 31, 2000, the Company repurchased 15,300 Common Shares at an aggregate cost of approximately $40,000.  As of December 31, 2000, the 15,300 Common Shares represented all of the treasury stock as recorded in the accompanying consolidated balance sheet.

On December 29, 2000, the Operating Partnership sold its membership interest in WPT I and owner of the Thresher Property to the Buyers in exchange for $169,874 in cash, 522,416 shares of common stock of the Company and 61,898 units of WPT I, all of which will be cancelled, and the release of approximately $6.6 million of debt.  WPT I originally purchased the Thresher Property from the Buyers, one of which is a Trustee of Stonehaven.

During the year ended December 31, 2000, 120,746 Class A Preferred Shares were converted into 416,331 Common Shares.

Dividend Reinvestment Plan

The Company maintains a dividend reinvestment and share purchase plan whereby holders of Common Shares may automatically reinvest cash dividends into additional Common Shares.  Under the plan, certain investors may also make optional cash payments on a quarterly basis to acquire even more Common Shares.  The price of the shares sold under the plan is the average of the high and low sale prices of the Company’s Common Shares on the scheduled date of reinvestment.

Warrants

On March 5, 1998, the Company issued warrants to Credit Suisse First Boston Mortgage LLC in connection with the refinancing of debt.  The warrants provide for the right to purchase 47,500 Common Shares at a price of $5.37 per Common Share.  The warrant is exercisable at any time through March 5, 2008.  The warrant remains unexercised as of December 31, 2000.

On November 16, 1998, the Company issued warrants to acquire up to 791,667 Common Shares to each of AREE and WMC. Effective June 30, 1999, all such warrants were returned to the Company and canceled.

In connection with the Preferred Offering, the Company issued to a representative of the underwriters a warrant to purchase 35,500 Class A Preferred Shares at a price of $10.00 per share.  The warrants issued to the underwriters’ representative will become exercisable one year after date of issuance and will be exercisable for a period of four years thereafter.  The warrants contain provisions for (1) “cashless exercise,” whereby the underwriters’ representative may forfeit a portion of the warrants at the time of exercise in lieu of the cash payment of the exercise price, (2) appropriate adjustment in the event of a merger, consolidation, recapitalization, reclassification, share dividend, shared split or similar transaction, (3) a one-time right to demand registration of the Common Shares underlying the warrants under the Securities Act of 1933, and (4) participation of the Common Shares underlying such warrant, on a “piggy-back” basis, in specified registrations by the Company during the duration of the underwriters’ warrant and for two years thereafter.

On March 28, 2000, the Company acquired a proprietary database from a sales and marketing company and issued to it 366,670 warrants to purchase the Company’s Common Shares.  The warrants have an exercise price of $6.375 per share, are immediately vested and expire at the earlier of July 1, 2005 or upon the occurrence of certain corporate events, as defined in the warrant agreement.  The Company has the right, for a limited time period, to buy back a portion of the shares upon exercise of the warrant at a purchase price of $6.375.  The Company has recorded the value of the proprietary database and is amortizing the value over a three-year period.

On June 22, 2000, the Company acquired additional proprietary material from the same sales and marketing company and issued to it an additional 700,000 warrants to purchase the Company’s Common Shares.  One half of the warrants have an exercise price of $6.375 per share and the remainder has an exercise price of $9.375 per share.  The warrants are immediately vested and expire at the earlier of July 1, 2007 or upon the occurrence of certain corporate events, as defined in the warrant agreement. The Company has recorded the value of the proprietary material and is amortizing the value over a three-year period.

Options

On May 27, 1998, in accordance with the Company’s former stock option plan (“Former Plan”) the Company granted options as to 54,387 Common Shares to the existing employees and Trustees of the Company. The options are exercisable on any date through May 26, 2008 at a price of $5.37 per share.

On November 16, 1998, the shareholders of the Company adopted the 1998 Share Option Plan (“Current Plan”), which provides for the granting of share options to officers, Trustees and employees at a price determined by a formula in the Current Plan agreement.  The options are to be exercisable over a period of time determined by the Current Plan committee, but no longer than ten years after the grant date.  Compensation resulting from the share options is initially measured at the grant date based on fair market value of the shares.

In connection with employment agreements entered into during 1999and in accordance with the Current Plan, the Company issued options to purchase 80,000 Common Shares at $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares to each of the Company’s Chief Executive Officer and President at that time.  The Chief Executive Officer’s options expire on September 30, 2009 and the President’s options expire on December 31, 2005.

In connection with the RESoft acquisition, the Company issued to the President, currently the Chief Knowledge Officer, options as to 1.0 million Common Shares at a price of $5.375 per share.  The options are exercisable as to 500,000 shares immediately, with options as to 62,500 shares exercisable quarterly, commencing May 24, 2000.  The Company also issued to the Chief Executive Officer options as to 666,667 Common Shares at a price of $6.375 per share.  The options are exercisable as to 333,333 shares immediately, with options as to 41,667 shares exercisable quarterly, commencing May 24, 2000.  The options granted expire in February 2010.  Further by agreement, the Company set aside a pool of options as to 200,000 Common Shares for future award to employees of RESoft.

The following summarizes the Company’s activity relative to options:

	Options to Purchase Common Shares	Weighted Average Exercise Price per Share	Range of Exercise Price per Share
Outstanding at January 1, 1999	54,387	$5.37	$5.37
Granted	160,000	$2.90	$2.90
Outstanding at December 31, 1999	214,387	$3.53	$2.90 - $5.37
Granted	1,666,667	$5.78	$5.375 - $6.375
Outstanding at December 31, 2000	1,881,054	$5.52	$2.90 - $6.375
Exercisable at December 31, 1999	134,387	$3.90	$2.90 - $5.37
Exercisable at December 31, 2000	1,360,221	$5.42	$2.90 - $6.375

The options outstanding have a weighted average remaining contractual life of 8.9 years.  The weighted average grant date fair values for options granted during 2000 and 1999 were $0.79 and $0.83, respectively .  As of December 31, 2000, the Company has 1,071,339 shares available for future option grants.  No options were exercised or cancelled during the years ended December 31, 2000 and 1999.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock incentive plans.  Accordingly, no compensation expense has been recognized in the consolidated statements of operations.  Had compensation expense for the Company’s stock incentive plans been determined based upon the fair value at the grant date for awards under the Stock Incentive Plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”, net loss and loss per share would have been the pro forma amounts indicated in the table below and the pro forma compensation expense would have been equal to the difference in the as reported and pro forma net loss amounts:

	2000	1999
Net loss available to Common Shares, as reported	$(8,958,511)	$(1,386,590)
Net loss available to Common Shares, pro forma	(9,893,511)	(1,620,985)
Loss per share – basic and diluted, as reported	(2.01)	(1.02)
Loss per share – basic and diluted, pro forma	(2.22)	(1.15)

The assumptions used in estimating the fair value on the grant date using the Black-Scholes option-pricing model are as follows:

	2000	1999
Risk-free interest rate	6.63%	6.03%
Expected life in years	7.47	3.68
Expected volatility	53.85%	53.15%
Expected dividend yield	7.30%	8.18%

7.  Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein.  Net loss per weighted average Common Share outstanding – basic and net loss per weighted average Common Share outstanding - diluted is computed based on the weighted average number of Common Shares outstanding for the period.  The weighted average number of Common Shares outstanding for the years ended December 31, 2000 and December 31, 1999 were 4,459,656 and 1,361,309, respectively.  Common share equivalents include outstanding convertible preferred shares, warrants and stock options, and are not included in net loss per weighted average Common Share outstanding - diluted as they would be anti-dilutive.

	For the Years Ended December 31,
	2000	1999
Numerator
Loss before extraordinary loss and cumulative effect of change in accounting principle	$(8,314,953)	$(868,753)
Extraordinary loss	—	(482,272)
Cumulative effect of change in accounting principle	—	(35,565)
Net Loss	(8,314,953)	(1,386,590)
Preferred Share Dividends	(643,558)	—

Net loss available to Common Shareholders	$(8,958,511)	$(1,386,590)
Denominator
Weighted average Common Shares Outstanding at December 31, 2000 and 1999, respectively: Basic and Diluted	4,459,656	1,361,309
Basic and Diluted EPS
Net loss available to Common Shareholders before extraordinary loss and cumulative effect of change in accounting principle	$(2.01)	$(0.64)
Extraordinary loss	—	(0.35)
Cumulative effect of change in accounting principle	—	(0.03)
Net loss available to Common Shareholders	$(2.01)	$(1.02)

8.  Dividends/Distributions

On March 29, 2000, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares and the Class B Preferred Shares.  The dividend with respect to the Class A Preferred Shares and Class B Preferred Shares was paid on May 5, 2000 and June 30, 2000, respectively, to shareholders of record on April 21, 2000.

On October 20, 2000, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to the Class A Preferred Shares was paid on November 15, 2000 to shareholders of record on November 1, 2000.  No Class B Preferred Shares are currently outstanding.

During 1999, cash distributions declared totaled $0.44 per Common Share.  For the year ended December 31, 2000, no dividends were declared on the Common Shares.

During 1999, cash distributions totaled $0.44 per Unit of the Operating Partnership.  For the year ended December 31, 2000, no dividends were declared on the Units.

Total cash distributions to shareholders for the years ended December 31, 2000 and 1999 represented a 100% return of capital to the shareholders.

9. Extraordinary Loss

On June 30, 1999, the Company recorded an extraordinary loss of $377,647 representing the unamortized deferred financing fees associated with the expiration of the Company’s non-revolving line of credit facility.

On November 16, 1999, in connection with the sale of the Maple Grove property, the Company paid off the mortgage loan on the property and recorded an extraordinary loss of $104,625 representing the unamortized deferred financing fees associated with the mortgage loan.

10.  Income Taxes

As of December 31, 2000, deferred taxes, substantially all of which are assets, approximate $4.3 million and resulted from differences in the recognition of transactions for income tax and financial reporting purposes.  The principal temporary differences relates to net operating loss carry forwards ($2.2 million), goodwill ($0.4 million), and the timing of loss recognition on the sale of real estate assets ($1.7 million).  The Company’s net operating loss carry forwards of approximately $4.3 million as of December 31, 2000 expire in varying amounts through 2020.  A valuation allowance for the full amount of the net deferred tax assets has been established during the year ended December 31, 2000 due to the uncertainty of realization.

The tax provision differs from the expense that would result from applying Federal statutory rates to income (loss) before taxes due to the effect of state income taxes ($0.5 million), valuation allowances for deferred tax assets ($4.3 million), and the change in the Company’s tax status due to no longer qualifying as a REIT for Federal or state income tax purposes ($1.0 million).

11.  Related Party Transactions

2000 Transactions

In connection with the acquisition of RESoft on February 24, 2000, the Company exchanged 914,292 Common Shares (valued at $4.375 per share or an aggregate of $4.0 million) for all of the outstanding stock of RESoft.  Odeh Muhawesh and Mary Henschel, former shareholders of NETLink, will or have received, either directly or indirectly a significant portion of such consideration. In connection with the transaction, Mr. Muhawesh was appointed President of the Company and was reappointed as Chief Knowledge Officer of RESoft.  Mr. Muhawesh is also a Trustee of the Company.  Ms. Henschel has been the President of RESoft since February 24, 2000.

On February 29, 2000, the Company, through the Operating Partnership, acquired the Plymouth Properties from Plymouth Partners II, LLC, of which Steven B. Hoyt, a Trustee of the Company is the chief manager and co-owner.  The total purchase price was $6.7 million and was funded through the issuance of an aggregate of 181,629 units in the Operating Partnership (valued at $4.35 per Unit, or an aggregate value of $790,000), the assumption of certain third-party debt totaling $4.5 million secured by the Plymouth Properties and the balance paid in cash.

On June 30, 2000, the Company transferred and sold to WMC the Company’s 100% interest in Lake Point and 8% equity interest in Highlander.  The interests were exchanged for 95,000 shares of the Company’s Class B Preferred Shares owned by WMC, including accrued distributions, and WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe.  Further in connection with the dispositions, the listing agreement between the Company and WMC’s affiliate, WMC Realty, Inc., was terminated and no brokerage commission was paid to WMC’s affiliate.  Additionally, Mr. Leas resigned as Chairman of the Board, and Robert F. Rice, the Secretary and a Trustee of the Company, entered into a Separation Agreement with the Company pursuant to which Mr. Rice resigned as Secretary and Trustee of the Company and received from the Company a severance payment of $40,000.

On December 29, 2000, the Operating Partnership sold its membership interest in WPT I, the owner of the Thresher Property, to the Buyers, in exchange for $169,874 in cash, 522,416 shares of common stock of the Company and 61,898 units of WPT I, all of which will be cancelled, and the release of approximately $6.6 million of debt. In connection with the sale, cash in the amount of $805,000 securing a letter of credit granted by the Company in favor of the mortgagee of the Thresher Property and the letter of credit will be released. Additionally, the Company is released from its obligation to indemnify one of the Buyers, Steven B. Hoyt, who is also a member of the Board of Trustees of the Company, from amounts incurred by Mr. Hoyt under personal guaranties related to the Thresher Property which remained in place after the original purchase by WPT I.  WPT I originally purchased the Thresher Property from the Buyers, one of which, Steve B. Hoyt, is a Trustee of the Company.

Management Fees

On June 30, 2000, the Company terminated its property management relationship with WRI.

The Company maintains a property management agreement with Hoyt Properties Inc. (“Hoyt”), an entity controlled by Steven B. Hoyt, a Trustee of the Company, to serve as property manager of the commercial properties owned by the Company.  In connection with the agreement, Hoyt manages the day-to-day operations of the properties owned by the Company and receives a management fee for this service.  Management fees consisted of approximately $196,000 to Hoyt and $138,000 to WRI for the year ended December 31, 1999 and approximately $241,000 to Hoyt and $14,000 to WRI for the year ended December 31, 2000.

Transactions between Companies Under Common Management

RESoft has a customer relationship in which certain members of the Company’s management performed certain management responsibilities for the customer from approximately January 1 through June 30, 2000.  Revenues recognized from the February 24, 2000 acquisition date through December 31, 2000 were approximately $353,000.  As of December 31, 2000, accounts receivable from the customer was approximately $114,000 and amounts due to the customer was approximately $30,000.

Rental Income

During the year ended December 31, 2000 and December 31, 1999, the Company recognized revenue of approximately $23,000 and $23,000, respectively, on office space leased to Hoyt.

Rental Expense

During the year ended December 31, 2000, the Company relocated to office space leased by Hoyt and recognized an expense of approximately $175,000 for common area costs and a base rent accrual.  The Company is responsible for its pro-rata allocation of common area expenses and is committed to a five-year lease agreement with escalating payments for a total base rent commitment of approximately $1.2 million.

Insurance

From time to time, the Company has purchased insurance through another affiliate of WMC, Wellington Insurance Services, Inc., which received a commission of those sales equal to 15% of scheduled premiums. These commissions totaled approximately $6,000 and $10,000 for the year ended December 31, 2000 and 1999, respectively.

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

The initial term of the incentive advisory agreement ended on December 31, 1995 and had been renewed automatically each year.  In connection with the purchase of properties by the Operating Partnership, the Company terminated the incentive advisory agreement with WMC on November 20, 1998.  The termination fee, payable to WMC, was to be determined by taking 1% of the first $150,000,000 of the aggregate gross purchase price for properties acquired by the Operating Partnership plus 0.25% of the aggregate gross purchase price for properties acquired in excess of $150,000,000.  Fees paid to terminate the incentive advisory agreement with WMC amounted to $950,000 for the year ended December 31, 1999.  As discussed below, the 1999 fee was paid by the issuance of 95,000 Class B Preferred Shares.

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

In connection with the negotiations during 1998 by the Company with respect to the contribution agreement between AREE and the Operating Partnership, a $240,000 advance was paid to WMC by AREE for the benefit of the Operating Partnership.  Under the terms of the contribution agreement, the advance was to be repaid to AREE in the event certain transactions closed before December 31, 1998.  The advance was written off during the year ended December 31, 1999.

In the second quarter of 1999, due principally to the fact that the Operating Partnership acquired only three properties since November 1998, the Company entered into discussions with AREE and WMC.  As a result of these discussions, the following occurred during 1999:

•         Recipients of 838,372 Units, received in the November 1998 acquisitions, returned such Units to the Company for cancellation.

•         AREE returned the warrant covering 791,667 Common Shares to the Company.  Further, the Company issued 254,800 Class B Preferred Shares to AREE as consideration for an aggregate of $2,548,000 representing advances to the Company for working capital purposes and costs incurred in connection with the November 1998 acquisitions and certain abandoned project pursuit costs.

•         As consideration for the termination of the advisory agreement between the Company and WMC, WMC returned the warrant covering 791,667 Common Shares to the Company, the Company issued 95,000 Class B Preferred Shares to WMC and WMC retained cash payments of $550,000 received during 1998.

Listing Agreements

In January 1998, the Company entered into two listing agreements with WRI.  The agreements provided that WRI would receive a fee equal to 3% of the sales price in the event of a sale of either of the Company’s then held residential properties, Maple Grove or Lake Pointe.  In connection with the sale of Maple Grove Apartments on November 16, 1999, WRI received a fee totaling $501,000 and the agreement in regard to the Maple Grove Apartments was terminated.

12. Rentals under operating leases

The Company and its subsidiaries lease residential and commercial space to individual and corporate tenants.  These leases expire at various times through 2009.  The following is a schedule by year of minimum rental income under such operating leases.

Year Ending December 31,
2001	$1,247,896
2002	949,626
2003	765,436
2004	438,165
2005	272,965
Thereafter	194,084
$3,868,172

The total minimum future rentals presented above do not include amounts that may be received from commercial properties as tenant reimbursements.

During the year ended December 31, 2000, two tenants represented approximately 31.5% of the Company’s rental revenues.  During the year ended December 31, 1999, one tenant represented approximately 13.3% of the Company’s rental revenues.

13.  Commitments and Contingencies

Licensing Agreements

On September 28, 2000, RESoft entered into two licensing agreements with IntraNet Solutions, Inc., a software vendor (“Vendor”).

The first agreement, an Application Service Provider (“ASP”) Software License Agreement, granted RESoft a nontransferable license to use the Vendor’s proprietary software in connection with RESoft’s application software products for a two-year period in connection with RESoft’s subscription services for its suite of products.  As part of this agreement, the Vendor has agreed not to solicit another ASP that it knows would incorporate the software into a Web-based application that would be primarily marketed to real estate owners or managers in the United States.   RESoft paid the Vendor a non-refundable minimum royalty of approximately $200,000 and is obligated to pay a portion of all revenues derived from any RESoft product that uses the Vendor’s proprietary software in excess of $200,000.  The Company has recorded the minimum royalty cost as part of computer hardware, software and other fixed assets in the accompanying consolidated balance sheet and is amortizing the cost on a straight line basis over two years or on earned royalties, if greater.  Accumulated amortization as of December 31, 2000 was $17,000.

The second agreement, a Value Added Reseller (“VAR”) License Agreement, grants RESoft the right for two years to use, reproduce, sublicense and distribute the Vendor’s proprietary software in connection with the sale of RESoft’s existing suite of products directly to non-subscription based customers.  As part of this agreement, the Vendor has agreed not to solicit another VAR which the Vendor knows would use or distribute the software to entities in the United States and Canada and whose primary business activity is real estate ownership or management.  RESoft is obligated to pay the Vendor a non-refundable, prepaid minimum royalty totaling $1.5 million in escalating installments during the next twelve months.  RESoft is also obligated to pay the Vendor an amount equal to its list price for the software less an agreed upon discount.  Amounts remitted to the Vendor under this license agreement will be credited against the $1.5 million non-refundable, prepaid minimum royalty.  In addition, RESoft’s customers can choose to receive software upgrades and support services by paying an additional maintenance and support fee.  The Company has recorded the prepaid minimum royalty cost as part of other assets and the remaining payments due as part of accounts payable and accrued liabilities in the accompanying consolidated balance sheet and is amortizing the cost on a straight line basis over two years or on earned royalties, if greater.  Accumulated amortization as of December 31, 2000 was $200,000.

Sales and Marketing Contract

RESoft entered into an exclusive marketing agreement with Venture One Real Estate, LLC (“Venture One”), a national real estate brokerage firm with a national network of real estate professionals.  The initial term of the agreement is for three years but will renew for different periods of time depending upon the RESoft product if certain events occur.   RESoft will pay Venture One a commission equal to 20%, 17.5% and 15% of gross collections derived from clients whether or not referred by Venture One during the first, second and third year, respectively, after the property is entered into RESoft’s system. An additional 2.5% will be paid on gross collections for clients referred by an independent broker.

RESoft may terminate the agreement at various times for Venture One’s failure to obtain certain sales quotas and in the event of a change of control of RESoft.   In either case, RESoft will continue to pay Venture One its commissions at the applicable rate for three years for those clients existing at the date of termination and a $400,000 termination fee. As long as Venture One continues to meet specified sales quotas, and no change of control occurs, the agreement shall remain in effect until August 31, 2010 unless terminated by mutual consent.  If RESoft discontinues marketing its suite of products, RESoft will be required to pay Venture One its commissions at the applicable rate for three years for those clients existing at the date of termination and a $400,000 termination fee.

Employment Agreements

The Company has employment agreements with Duane Lund, the Chief Executive Officer of RESoft, Mary Henschel, the President of RESoft, and Odeh Muhawesh, the Chief Knowledge Officer of RESoft, dated February 23, 2000. The employment agreements provide for an initial base salary of $120,000 and a discretionary performance bonus. Additionally, each executive receives those health, life and disability and other benefits extended by the Board of Trustees to other similarly situated executives. The employment agreements expire on March 31, 2002. In the event that the Company terminates the executive’s employment without cause or following a change of control of the Company, the Company or, in the case of change of control, its successor, will be obligated to pay the executive’s base salary and benefits for a two-year period.

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

Legal Proceeding

On December 29, 2000, Stonehaven notified Odeh Muhawesh, a Trustee of the Company, that it was suspending its payment to him under a promissory note assumed by RESoft. RESoft assumed the payment obligation in February 2000 pursuant to the terms of the merger agreement between Company, RESoft and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into RESoft. Management of the Company believes Mr. Muhawesh is in default under the merger agreement for, among other things, failure by him to cause to be transferred to RESoft 5% of the issued and outstanding stock of MyFreeDesk.com, Inc.

Subsequently, on January 8, 2001, Mr. Muhawesh filed a complaint against RESoft in the District Court of Hennepin County, Minnesota alleging that RESoft failed to pay him $350,000 on January 1, 2001 under the terms of a promissory note. The Company has filed a counterclaim against Mr. Muhawesh requesting, among other things, the repayment of amounts previously paid to him under the promissory note.  The Company intends to vigorously defend against this matter.

Legal Actions

In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

14.     Supplemental Information to Statements of Cash Flows

	For the Years Ended December 31,
	2000	1999

Interest paid	$1,789,504	$2,593,502
Supplemental schedule of non-cash investing and financing activities:
Dividends and distributions payable	$709,139	$861,828
Sales and marketing warrant valuation	$682,338	$-
Software licensing prepaid minimum royalty	$1,500,000	$-
The following assets and liabilities were assumed in connection with the acquisition of RESoft:
Furniture and equipment	$(74,672)	$-
Accounts receivable	(430,888)	-
Goodwill	(4,499,777)	-
Other assets	(74,604)	-
Line of credit	68,466	-
Related party note payable	750,000	-
Other liabilities	422,233	-
Common Shares	9,143	-
Additional paid in capital	3,990,858	-
Cash proceeds received from acquisition of consolidated subsidiary	$160,759	$-
The following assets and liabilities were assumed in connection with the acquisition of the Plymouth Properties and additions to other properties:
Purchase of real estate	$(6,772,313)	$-
Additions to real estate	(3,254)	-
Mortgage notes payable	4,471,694	-
Minority interests	794,627	-
Common Shares	429	-
Additional paid in capital	149,571	-
Acquisition of and additions to real estate properties	$(1,359,246)	$-

	For the Years Ended December 31,
	2000	1999
The following assets and liabilities were disposed of in connection with the dispositions of Maple Grove, Lake Pointe, Highlander and the Thresher Property:
Disposition of real estate	$16,575,767	$14,953,942
Disposition of investment in unconsolidated subsidiary	95,756	-
Restricted cash	582,965	208,415
Deferred costs and other assets	244,710	-
Mortgage note payable	(9,289,460)	(12,629,744)
Accounts payable and accrued liabilities	(62,972)	-
Security deposits	(43,914)	(80,853)
Dividends paid	(45,000)	-
Preferred Shares	(950)	-
Common Shares	(5,224)	-
Additional paid in capital	(7,880,679)	-
Gain on sale of investment in real estate	-	686,716
Dispositions of real estate properties	$170,999	$3,138,476
Conversion of Class A Preferred Shares for Common Shares:
Preferred Shares	$(3,755)	$(10)
Common Shares	26,933	34
Additional paid in capital	(23,178)	(24)
	$-	$-
In connection with agreements during 1999, the following chares were financed:
Termination of incentive advisory contract for Class B Preferred Shares:
Incentive advisory agreement termination fee	$-	$(950,000)
Preferred Shares	-	950
Additional pain-in-capital	-	949,050
	$-	$-
In connection with agreements during 1999, the following charges were financed:
Nonrecurring charges paid through issuance of Class B Preferred Shares:
Abandoned project pursuit costs	$-	$(2,548,000)
Preferred Shares	-	2,548
Additional paid-in-capital	-	2,545,452
	$-	$-

15.  Information by Business Segment

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”.  This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments.  Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.  Management views the operations of its commercial real estate and technology operations as two segments.

	Commercial Real Estate	Technology	Total
Year ended December 31, 2000
Revenues	$5,483,239	$2,632,825	$8,116,064
Operating expenses	2,182,761	2,414,741	4,597,502
Income from operations	$3,300,478	$218,084	$3,518,562
Segment assets at December 31, 2000	$22,208,316	$5,935,731	$28,144,047
Year ended December 31, 1999
Revenues	$6,896,557	$-	$6,896,557
Operating expenses	3,052,547	-	3,052,547
Income from operations	$3,844,010	$-	$3,844,010

The following table reconciles income from operations for reportable segments to loss from operations as reported in the Consolidated Statements of Operations.

	For the Years Ended December 31,
	2000	1999
Income from operations for reportable segments	$3,518,562	$3,844,010
Add:
Equity in income of unconsolidated subsidiary	2,912	10,269
Minority interests	571,333	2,721,695
Less:
General and administrative	(2,969,153)	(801,032)
Interest	(1,790,804)	(2,556,624)
Product development	(396,181)	-
Termination of advisory agreement	-	(950,000)
Nonrecurring expenses	(408,415)	(2,613,383)
Amortization	(1,629,539)	(1,124,818)
Depreciation	(952,758)	(85,586)
Loss from operations	$(4,054,043)	$(1,555,469)

16.  Quarterly data (Unaudited)

	Years Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,743,588	$2,119,958	$1,950,620	$2,301,898
Equity in income of unconsolidated subsidiary	1,856	1,056	—	—
Loss allocated to minority interest	160,377	65,110	88,268	257,578
Loss from operations	(136,992)	(1,321,775)	(1,501,751)	(1,093,525)
Loss on sale of investment in real estate	—	—	—	(4,260,910)
Net loss	(136,992)	(1,321,775)	(1,501,751)	(5,354,435)
Preferred Share dividends	(328,495)	—	(315,063)	—
Net loss available to Common Shareholders	$(465,487)	$(1,321,775)	$(1,816,814)	$(5,354,435)
Net loss available to Common Shareholders per Common Share:
Basic and Diluted	$(0.16)	$(0.27)	$(0.36)	$(1.08)

17.  Subsequent Event

On January 8, 2001, the Company entered into an agreement through the Operating Partnership to transfer and sell to an unrelated third party the St. Cloud, Minnesota real property.  In exchange for the real property, the Company will receive approximately $8.3 million.  In addition, the Company will repay the outstanding mortgage indebtedness of approximately $7.3 million.  The Company has recorded an expected loss on the sale of the investment in the real estate in the fourth quarter of 2000 of approximately $4.3 million in the accompanying consolidated financial statements.