Form 10QSB
period 2001-03-31
STONEHAVEN REALTY TRUST
filed 2001-05-15
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

          As of May 1, 2001, 4,517,524 shares of the issuer's common shares were outstanding.

          Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒
(Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 19 pages. There is 1 exhibit.

STONEHAVEN REALTY TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

Stonehaven Realty Trust and Subsidiaries
Consolidated Balance Sheet
 March 31, 2001
(unaudited)

ASSETS
Investments in fixed assets:
Land	$2,195,034
Buildings and improvements	8,780,142
Computer hardware, software and other fixed assets	946,525
11,921,701
Accumulated depreciation and amortization	(565,998)
Net investments in real estate	11,355,703
Cash and cash equivalents	1,692,682
Accounts receivable, net	521,028
Restricted cash	1,060,193
Other assets, net	1,762,701
Goodwill, net	2,868,008
TOTAL ASSETS	$19,260,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans and notes payable	$6,615,774
Related party note payable	335,000
Accounts payable and accrued expenses	1,949,097
Deferred revenue and security deposits	165,043
Dividends and distributions payable	709,139
Total liabilities	9,774,053
Minority interest in consolidated subsidiary	85,691

COMMITMENTS AND CONTINGENCIES: (Note 8)

Shareholders' equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 663,291 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	6,633
Common Shares - $0.01 par value, 100,000,000 authorized; 4,517,524 shares issued and outstanding	45,176
Additional paid-in capital	25,595,216
Accumulated deficit	(16,206,685)
Treasury stock, at cost	(39,769)
Total shareholders' equity	9,400,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,260,315

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended March 31,
	2001	2000

Revenues
Rental revenue	$471,481	$787,151
Tenant recoveries	313,570	388,877
Professional services and sales of hardware and software	802,314	461,163
Interest and other	35,009	106,397
Total revenues	1,622,374	1,743,588
Expenses
Property, operating and maintenance	140,858	213,461
Advertising and promotion	79,685	1,800
Property taxes and insurance	140,689	219,942
Depreciation and amortization	798,885	334,437
Interest	341,023	428,828
General and administrative	512,547	471,180
Management fees	36,898	58,481
Costs related to professional services and sales of hardware and software	408,834	314,684
Product development	51,602	-
Total expenses	2,511,021	2,042,813
Loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest	(888,647)	(299,225)
Equity in income of unconsolidated subsidiary	-	1,856
Loss allocated to minority interest	40,757	160,377
Loss from operations	(847,890)	(136,992)
Gain (loss) on sale of investments in real estate	(165,835)	-
Net Loss	(1,013,725)	(136,992)
Preferred Share Dividends	-	(328,495)
Net loss available to Common Shareholders	$(1,013,725)	$(465,487)
Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.22)	$(0.16)
Weighted average number of Common Shares outstanding	4,517,524	2,902,524

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(1,013,725)	$(136,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798,885	334,437
Loss allocated to minority interest	(40,757)	(160,377)
Loss on sales of investment of real estate	165,835	-
Equity in income of unconsolidated subsidiary	-	(1,856)
Net change in assets and liabilities:
Accounts receivable, net	(47,514)	(330,989)
Restricted cash	(26,159)	(240,430)
Other assets, net	10,639	(39,479)
Related party payable	-	(9,297)
Accounts payable and accrued expenses	(369,712)	435,627
Deferred revenue and security deposits	18,830	134,216
Net cash used in operating activities	(503,678)	(15,140)

Cash flows from investing activities:
Acquisition of and additions to real estate properties	-	(1,544,943)
Acquisition of computer hardware, software and other fixed assets	(6,592)	-
Disposition of real estate property	593,579	-
Cash proceeds received from acquisition of consolidated subsidiary	-	160,759
Redemption of marketable securities, net	-	5,187,855
Investment in unconsolidated subsidiary	-	7,425
Net cash provided by investing activities	586,987	3,811,096

Cash flows from financing activities:
Payments on mortgage loans and notes payable	(26,543)	(42,368)
Payments on line of credit	-	167,500
Dividends/distributions paid, net	-	(152,689)
Gross proceeds from the issuance of common shares	-	47,632
Net cash used in financing activities	(26,543)	20,075

Net increase in cash and cash equivalents	56,766	3,816,031
Cash and cash equivalents
Beginning of period	1,635,916	2,892,724
End of period	$1,692,682	$6,708,755

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Organization

Stonehaven Realty Trust (the "Company") is a real estate and technology company separated into two business segments: a commercial real estate segment which acquires, owns and operates commercial real estate and a technology segment which provides information technology consulting and document management solutions.

The Company is a self-administered real estate investment trust (“REIT”) formed on March 15, 1994 under Maryland law.  In November 1998, the Company became an umbrella partnership REIT and formed an operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which the Company is the sole general partner and owns an approximate 92.9% interest.  Through the Operating Partnership and certain wholly owned subsidiaries, the Company acquires, owns and operates commercial real estate investment properties.  As of March 31, 2001, the Company owned four commercial industrial properties that contained approximately 129,000 rentable square feet.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The Company has prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of the financial position of the Company as of March 31, 2001, the results of their operations for the three months ended March 31, 2001 and 2000, and their cash flows for the three month periods ended March 31, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB for the year ended December 31, 2000.

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of the Company's consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2001, and the reported amounts of revenues and expenses for the three months ended March 31, 2001 and 2000. Actual results could differ from those estimates.

Other Assets

Other assets primarily consist of nonrefundable prepaid minimum software royalties, valuation of proprietary database and deferred financing costs incurred to obtain and secure mortgage debt financing.  The nonrefundable prepaid minimum software royalties and the valuation of the proprietary databases are being amortized over the life of the contracts on a straight-line basis.  The deferred financing costs are being amortized over the life of the respective loans on a straight-line basis.  Accumulated amortization as of March 31, 2001 was $599,000.

Goodwill

Goodwill incurred in connection with the acquisition of RESoft is amortized on a straight-line basis over an estimated useful life of three years.   Accumulated amortization as of March 31, 2001 was $1.6 million.

Product Development Costs

Costs related to development of the Company’s new software product are charged to product development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established, which to date has been when the Company has a working model of the software, and ending, when a product is available for general release to customers.  Substantially all development costs are incurred prior to establishing a working model.  As a result, the Company has not capitalized any software development costs since costs have not been significant.

Income Taxes

The tax provision differs from the benefit that would ordinarily result from applying Federal statutory rates to the loss before taxes due to the effect of state income taxes and valuation allowances for deferred tax assets, substantially all of which relate to net operating loss carry forwards.

Segment Disclosure

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  This statement requires that a public company report financial and descriptive information about its reportable operating segments.  Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments, Management views the Company as two business segments: a commercial real estate segment which acquires, owns and operates commercial real estate and a technology segment which provides information technology consulting and document management solutions.

Note 3—Disposition of Real Estate Properties

On March 31, 2001, the Company sold the St. Cloud, Minnesota real property to an unrelated third party.  In exchange for the real property, the Company received approximately $8.3 million in cash.  In addition, the Company retired the related mortgage indebtedness of approximately $7.3 million.  The Company has recorded a loss on the sale of the investment in the real estate of approximately $166,000 as of March 31, 2001.

The following pro forma condensed consolidated financial information presented below is as if the acquisitions of the Plymouth Properties and RESoft and the dispositions of Maple Grove, Lake Pointe, Highlander and Cold Springs had occurred on January 1, 2000.  The pro forma financial information is not necessarily indicative of the results, which actually would have occurred if the acquisitions or disposition had been consummated on January 1, 2000, nor does the pro forma information purport to represent the results of operations for future periods.

	For the three months ended March 31,
	2001	2000
Pro forma total revenue	$1,244,060	$1,542,786
Pro forma loss available to Common Shareholders	$822,781	$715,234
Pro forma loss per Common Share Basic and Diluted	$0.18	$0.22

Note 4—Mortgage Loans and Notes Payable

In connection with the disposition of Cold Springs, The Company retired mortgage notes payable totaling approximately $7.3 million.

Note 5—Equity/Distributions

On April 19, 2001, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to the Class A Preferred Shares will be paid on May 15, 2001 to shareholders of record on April 30, 2001.

Note 6—Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted is computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the three months ended March 31, 2001 and March 31, 2000 were 4,517,524 and 2,902,524 respectively. Common share equivalents include outstanding convertible preferred shares, warrants and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the three months ended March 31,
	2001	2000
Numerator
Loss from operations	$(847,890)	$(136,992)
Gain (loss) on sale of investments in real estate	(165,835)	-
Net loss	(1,013,725)	(136,992)
Preferred Share Dividends	-	(328,495)

Net loss available to Common Shareholders	$(1,013,725)	$(465,487)

Denominator
Weighted average Common Shares outstanding at March 31, 2001 and 2000, respectively: Basic and Diluted	4,517,524	2,902,524

Basic and Diluted EPS
Net loss available to Common Shareholders from operations	$(0.19)	$(0.16)
Loss on sale of investments in real estate	(0.03)	-
Net loss available to Common Shareholders	$(0.22)	$(0.16)

Note 7 – Commitments and Contingencies

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

Note 8—Related Party Transactions

Management Fees

The Company maintains a property management agreement with Hoyt Properties Inc. ("Hoyt"), an entity controlled by a Trustee of the Company to serve as Property Manager of the commercial properties owned by the Company. In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service. Management fees paid to Hoyt totaled approximately $36,898 and $58,481 as of March 31, 2001 and March 31, 2000, respectively.

Note 9– Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2001	2000

Interest paid	$377,090	$308,602
Supplemental schedule of non-cash investing and financing activities:
The following assets and liabilities were assumed in connection with the acquisition of RESoft:
Furniture and equipment	$-	$(74,672)
Accounts receivable	-	(430,888)
Goodwill	-	(4,499,777)
Other assets	-	(74,604)
Line of credit	-	68,466
Related party note payable	-	750,000
Other liabilities	-	422,233
Common Shares	-	9,143
Additional paid in capital	-	3,990,858
Cash proceeds received from acquisition of consolidated subsidiary	$-	$160,759
The following assets and liabilities were assumed in connection with the acquisition of the Plymouth Properties and additions to other properties:
Purchase of real estate	$-	$(6,772,313)
Additions to real estate	-	(38,951)
Mortgage notes payable	-	4,471,694
Minority interests	-	794,627
Acquisition of and additions to real estate properties	$-	$(1,544,943)
The following assets and liabilities were disposed of in connection with the disposition of Cold Springs:
Disposition of real estate	$8,184,686	$-
Deferred costs and other assets	26,552	-
Mortgage note payable	(7,306,716)	-
Accounts payable and accrued liabilities	(140,997)	-
Security deposits	(4,111)	-
Loss on sale of investment in real estate	(165,835)	-
Dispositions of real estate properties	$593,579	$-

Dividends and distributions payable	$709,139	$727,286

Note 10 – Information by Business Segment

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

	Real Estate Properties	RESoft	Total
Three months ended March 31, 2001

Revenues	$814,701	$807,673	$1,622,374

Operating expenses	318,445	488,519	806,964

Income from operations	$496,256	$319,154	$815,410

Segment assets at March 31, 2001	$17,680,662	$1,579,653	$19,260,315

Three months ended March 31, 2000

Revenues	$1,282,210	$461,378	$1,743,588

Operating expenses	493,683	314,685	808,368

Income from operations	$788,527	$146,693	$935,220

Segment assets at March 31, 2000	$48,550,157	$5,300,348	$53,850,505

The following table reconciles income from operations for reportable segments to loss from operations as reported in the Consolidated Statements of Operations.

	Three months ended March 31,
	2001	2000
Income from operations for reportable segments	$815,410	$935,220

Add:

Equity in income of unconsolidated entities	-	1,856

Minority interests	40,757	160,377

Less:

General and administrative	(512,547)	(471,180)

Interest	(341,023)	(428,828)

Product development	(51,602)	-

Amortization	(608,478)	(136,971)

Depreciation	(190,407)	(197,466)

Loss from operations	$(847,890)	$(136,992)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

             The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

This report on Form 10-QSB contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward–looking statements are based on certain assumptions and describe future plans, strategies and expectations of the Company.  They are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual performance, events or results may differ materially from such forward-looking statements. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, changes in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company's principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied spaced upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the Company's acquisitions, potential liability under environmental or other laws and regulations, expanding a new line of business, customer demand for online services and products, uncertainty of emerging online services, ability to meet competition, loss of existing key personnel, ability to hire and retain future personnel, the failure of the Company to manage its growth effectively and the other risks identified in  this filing or other reports of the Company filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward–looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results is included in other Company filings with the Securities and Exchange Commission.

Overview

The Company is a real estate and technology company separated into two business segments: a commercial real estate segment which acquires, owns and operates commercial real estate and a technology segment which provides document management solutions and information technology consulting.

The Company was formed on March 15, 1994 as a Maryland real estate investment trust. The Company has operated as a traditional real estate investment trust by buying, selling, owning, and operating commercial and residential properties. The Company derived substantially all of its revenues since inception through February 2000 from these real estate operations.

In February 2000, the Company acquired RESoft, Inc. (“RESoft”), a Minnesota corporation that has developed software applications and that provides information technology services useful in the real estate and other industries. During the remainder of 2000, the Company developed RESoft’s additional product offering and included in its overall business focus the development and sale of RESoft’s software product and services. Since the acquisition, the Company has placed increasing emphasis on the enhancement of the technology business and expects to continue to do so in the future. As a result of the RESoft operations, the Company is no longer a REIT for federal tax purposes but maintains its status as a REIT under Maryland law.   For the year ended December 31, 2000, the Company was in a taxable loss position, and as a result, was not subject to federal income taxes.

Also during 2000, for a variety of reasons, including making available our cash resources for the Company’s technology operations by reducing the Company’s debt obligations, the Company sold two of its properties including the Company’s last residential property and on March 31, 2001, the Company sold its Cold Spring property. The Company intends to maintain and operate its remaining commercial properties, all of which are 100% leased, due to the expected cash flow results. The Company may, in the future, buy or sell additional properties depending upon a variety of factors including the successfulness of RESoft, general economic conditions, ability to obtain financing, valuation and capital appreciation of real estate, and the Company’s debt levels.

Real Estate Segment

As of March 31, 2001, the Company owned the following four commercial real estate properties containing approximately 129,000 rentable square feet:

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota,
•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota,
•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota,
•	A 50,291 square-foot light industrial facility in Burnsville, Minnesota

The Company’s interest in the real properties is held through Wellington Properties Investments, LP (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and as of March 31, 2001, held a 92.3% interest in the Operating Partnership.

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

Technology Segment

On February 24, 2000, the Company acquired RESoft. Since 1991, RESoft has offered various information technology services and has been a reseller of various computer hardware and software products. Subsequent to the acquisition, the Company has continued to provide similar service offerings and in addition and has introduced a proprietary product, REDocs™, that adds certain features to existing document management software products. RESoft’s goal is to become a leading document management reseller and provider for the real estate and legal industries as well as to major corporations.

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

Income Taxes

The Company is now subject to federal and state income taxes.  See income tax disclosure in Note 2 of the financial statements for effect on operations.

Results of Operations

Our revenues traditionally included rental revenues and tenant improvements and now also include revenues from technology consulting services and sales of hardware and software. The Company anticipates that revenues from the Company’s technology operations will increase in the future while our revenues from real estate, which have decreased due to the real estate dispositions, will remain constant in future periods subject to the effects of possible acquisitions, dispositions, general economic factors and fluctuations in owning and operating real estate generally.

Comparison of the Three Month Period Ended March 31, 2001 and 2000:  Rental revenue decreased by approximately $316,000 or 40.1% for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000.  The decreased revenue was primarily a result of the Company's disposition of Lake Pointe on June 30, 2000 and Thresher on December 31, 2000, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000.  Tenant recoveries decreased by approximately $75,000 or 19.4% for the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000 due to the disposition of Lake Pointe.  Professional services and sales of hardware and software increased by approximately $341,000 or 74.0% for the three-month period ended March 31, 2001 compared to the three month period ended March 31, 2000.  The increase is the result of the Company’s February 24, 2000 acquisition of RESoft.  Interest income and other income decreased by $71,000 during these same periods primarily due to the use of cash and cash equivalents.

Total expenses increased from approximately $2,043,000 for the three–month period ended March 31, 2000 to $2,511,000 for the three–month period ended March 31, 2001, a net increase of $468,000. Increased costs related to sales of hardware, software and professional services, to advertising and promotion, and to product development costs were a result of the acquisition of RESoft. Decreased property, operating and maintenance, property taxes and insurance, management fees and interest expense were primarily a result of the disposition of Lake Pointe on June 30, 2000 and Thresher on December 31, 2000.  The decreases were offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000. Increased general and administrative expenses were primarily the result of additional general and administrative costs associated with RESoft.

Depreciation and amortization primarily increased for the following reasons: the Company's amortization of goodwill in connection with the acquisition of RESoft, the amortization of a proprietary database, the amortization of the non-refundable prepaid minimum royalty, and the increased depreciation from the recently acquired Plymouth Properties.  All of these increases were offset, in part, by reduced depreciation as a result of the dispositions of the Lake Pointe and Thresher properties.

There was no equity in income of unconsolidated subsidiary for the three month period ended March 31, 2001 as compared to $1,856 for the three month period ended March 31, 2000, due to the sale and transfer of the Company's 8% interest in Highlander on June 30, 2000.

The loss on sale of investment in real estate was a result of the additional loss recognized on the sale of the St. Cloud, Minnesota property.   A portion of the loss from the sale of the St. Cloud, Minnesota property was accrued as of December 31, 2000.  The quarter ended March 31, 2001 includes $220,853 of rental revenue and $159,935 of operating income derived from that property.   As a result of the sale, the remaining quarters will not include operations from that property.

As a result of the above factors, loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interests increased from approximately $299,000 for the three month period ended March 31, 2000 to a loss of approximately $889,000 for the three month period ended March 31, 2001 and net loss available to Common Shareholders increased from approximately $465,000 for the three month period ended March 31, 2000 to $1,014,000 for the three month period ended March 31, 2001.

Liquidity and Capital Resources
Short Term and Long Term Liquidity

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders.

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

As part of the sale of the Thresher property on December 29, 2000, the Company expects to have released to it in the near future $804,000 of cash, which is currently securing a letter of credit.

On April 19, 2001, The Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.    The dividend with respect to the Class A Preferred Shares will be paid on May 15, 2001 to shareholders of record on April 30, 2001.

The Company has no other material contractual obligations for property acquisition, material capital costs, other than scheduled payments in connection with licensing and marketing agreements and tenant improvements in the ordinary course of business, or operating expenses. The Company expects to meet its long-term capital needs through a combination of cash from operations, net cash proceeds from sales of investments, additional borrowings and additional equity issuances of Common or Preferred Shares.

Cash Flows

During the three month period ended March 31, 2001, the Company generated (i) approximately $594,000 from net cash proceeds in connection with the disposition of Cold Springs.  These cash flows were used primarily for (i) acquisition of computer hardware, software and other fixed assets of approximately $7,000; (ii) payments on mortgage loans and notes payable of approximately $26,000; and (iii) cash used in operating activities of approximately $504,000. As a result, the Company's cash balance increased by approximately $57,000 from approximately $1,636,000 at December 31, 2000 to $1,693,000 at March 31, 2001.

Master Warrant Agreement With Circata Corporation

On December 5, 2000 the Company entered into a Master Warrant Agreement with the Circata Corporation, a provider of wireless infrastructure technology, in exchange for entering into a strategic marketing and development agreement.  The Master Warrant Agreement will be effective until December 5, 2003.  Circata Corporation agrees to issue a warrant to RESoft, which will represent a right to purchase a number of shares of capital stock of the Company equal to the aggregate number of shares of capital stock sold or issued to parties other than RESoft in such Equity Financing Arrangement.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

a.        None

b.        None

c.        None

d.        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 25, 2001, the Company held its 1999 Annual Meeting of Shareholders for the election of two Class II trustees and one Class III trustee (the “Meeting”). The Company's Declaration of Trust, as amended, and Bylaws provide that the Board of Trustees shall be comprised of seven trustees divided into three classes. The Company had at the time of the Meeting and currently still has six trustees and one vacancy.

At the Meeting, both incumbent Class II trustees, Messrs. Steven B. Hoyt and Duane H. Lund, were each elected by the shareholders to serve a three-year term or until the 2002 Annual Meeting.   Also, Odeh A. Muhawesh, a trustee recently elected by the Board to fill a vacancy, was elected by the shareholders as a Class III trustee to serve until the 2000 Annual Meeting of Shareholders.

Each nominee received the number of votes set forth below:

Steven B. Hoyt
For	3,671,648
Against or withheld	7,586
Abstentions and broker non-votes	0

Duane H. Lund
For	3,196,219
Against or withheld	483,015
Abstentions and broker non-votes	0

Odeh A. Muhawesh
For	909,917
Against or withheld	2,769,317
Abstentions and broker non-votes	0

The other members of the Board of Trustees are Class I Trustees Robert D. Salmen and Mark S. Whiting who shall continue to serve until the 2001 Annual Meeting and Class III Trustee Paul T. Lambert who shall continue to service until the 2000 Annual Meeting.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description
2.1	Amended and Restated Contribution Agreement between the Company, the Operating Partnership, AREE and other limited partnership Unit recipients dated as of August 31, 1998 (filed as Exhibit A with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

2.2	Agreement and Plan of Reorganization dated as of February 25, 2000, by and among the Company, NTLI Acquisition Corporation, a Delaware corporation, NETLink International, Inc., a Minnesota corporation and Odeh A. Muhawesh, Mary Henschel, Alan Schmidt, Ahmad Yassine, Patrick Archbold, Ann Wessels, Art Carruth, Patricia Hewitt, Thomas walker and Sherry Ajax (filed as Exhibit 2.2 with the Company's Form 8-K on March 17, 2000 and incorporated herein by reference)

2.3	Contribution Agreement between Wellington Partners, L.P., the Company and Plymouth Partners II, LLC and other LP Unit Recipients dated as of February 29, 2000 (filed as Exhibit 2.3 with the Company's Form 8-K on March 17, 2000 and incorporated herein by reference)

3.1	Declaration of Trust (filed with the Company's Registration Statement on Form SB–2 (Commission File No. 33–82888C) and incorporated herein by reference)

3.2	Bylaws of the Company (filed with the Company's Registration Statement on Form SB–2 (Commission file No. 33–82888C) and incorporated herein by reference)

3.3	Articles of Amendment and Restatement of the Declaration of Trust (filed as Exhibit E with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.1	Agreement of Limited Partnership of the Operating Partnership dated as of August 31, 1998 (filed as Exhibit C with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.2	Contribution Agreement between the Operating Partnership and WMC dated as of August 31, 1998 (filed as Exhibit B with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.3	Master Registration Rights Agreement dated as of August 31, 1998 (filed as Exhibit E of Exhibit C with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.4	Promissory Note for $2,750,000 by Lake Pointe Apartment Homes, Inc. to Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8–K on August 31, 1998 and incorporated herein by reference)

10.5	Mortgage, Assignment of Leases and Rents and Security Agreement by and between Lake Pointe Apartment Homes, Inc. to Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8–K on August 31, 1998 and incorporated herein by reference)

10.6	Common Stock Purchase Warrant by the Company to Credit Suisse First Boston Mortgage Capital LLC, dated March 5, 1998 (filed with the Company's Current Report on Form 8–K on August 31, 1998 and incorporated herein by reference)

10.7	Registration Rights Agreement by and between the Company and Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company's Current Report on Form 8–K on August 31, 1998 and incorporated herein by reference)

10.8	Purchase Agreement by and between Maple Grove Apartment Homes, Inc. and The Shelard Group, Inc., dated July 2, 1999 (filed with the Company's Current Report on Form 8–K on November 23, 1999 and incorporated herein by reference)

10.9	Stock Exchange Agreement between the Company and Wellington Management Corporation effective June 30, 2000 (filed with the Company's Current Report on Form 8–K on July 14, 2000 and incorporated herein by reference)

10.10	Warrant to Purchase Shares of Stock dated March 28, 2000 between the Company and Venture One Real Estate LLC (filed with the Company's Quarterly Report for the period ended June 30, 2000 on Form 10–QSB filed on August 14, 2000 and incorporated herein by reference)

10.11	Call Agreement dated March 28, 2000 between the Company and Venture One Real Estate LLC (filed with the Company's Quarterly Report for the period ended June 30, 2000 on Form 10–QSB filed on August 14, 2000 and incorporated herein by reference)

10.12	Warrant to Purchase Shares of Stock dated June 22, 2000 between the Company and Venture One Real Estate LLC (filed with the Company's Quarterly Report for the period June 30, 2000 on Form 10–QSB filed on August 14, 2000 and incorporated herein by reference)

10.13	Exclusive Agency and Representation Agreement between RESoft, Inc. and Venture One Real Estate, LLC (filed with the Company's Quarterly Report for the period September 30, 2000 on Form 10–QSB filed on November 14, 2000 and incorporated herein by reference)

10.14	Membership Unit Purchase Agreement dated December 29, 2000, between the Company, Wellington Properties Investments, L.P., and Steven B. Hoyt, Bruce K. Hoyt, Donald Ringrose, and Richard Wolsfeld (filed with the Company's Current Report as Exhibit 10.1 on Form 8–K on January 16, 2001 and incorporated herein by reference)

10.15	Master Warrant Agreement between RESoft Inc. and Circata Corporation

(b) Reports On Form 8-K

             During the three months ended March 31, 2001 and May 11, 2001, the Company filed the following Current Reports of Form 8-K:

On January 16, 2001, the Company reported that it had disposed of its interest in the Thresher Square property.

On February 2, 2001, the Company reported that it had appointed Boulay, Heutmaker, Zibell & Co., PLLP as its independent auditors for the fiscal year ended December 31, 2000.  See the Company’s Current Report of Form 8-K dated November 9, 2000, which reported the resignation of the Company’s previous independent auditors.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEHAVEN REALTY TRUST
	By:	s/s/ Duane H. Lund
Date: May 11, 2001		Duane H. Lund
Chief Executive Officer Chief Accounting Officer