Form 10QSB
period 2001-06-30
STONEHAVEN REALTY TRUST
filed 2001-08-14
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission File Number: 0-25074

STONEHAVEN REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	39-6594066

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

4150 Olson Memorial Highway, Minneapolis, MN	55422

(Address of principal executive offices)	(Zip code)

Issuer's telephone number: 763-398-1100 Fax number: 763-398-1101

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Shares, $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

As of August 8, 2001, 4,517,524 shares of the issuer's common shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒
(Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 23 pages. There is one exhibit.

STONEHAVEN REALTY TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

Stonehaven Realty Trust and Subsidiaries
Consolidated Balance Sheet
 June 30, 2001
(unaudited)

ASSETS
Investments in fixed assets:
Land	$2,195,034
Buildings and improvements	8,780,142
Computer hardware, software and other fixed assets	997,424

11,972,600
Accumulated depreciation and amortization	(692,668)

Net investments in real estate	11,279,932
Cash and cash equivalents	464,611
Accounts receivable, net	700,506
Restricted cash	235,482
Other assets, net	1,501,703
Goodwill, net	2,493,326

TOTAL ASSETS	$16,675,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans and notes payable	$6,590,568
Related party notes payable	535,000
Accounts payable and accrued expenses	848,430
Deferred revenue and security deposits	138,233
Dividends and distributions payable	209,139

Total liabilities	8,321,370

Minority interest in consolidated subsidiary	32,994

COMMITMENTS AND CONTINGENCIES: (Note 8)

Shareholders' equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 663,291 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	6,633
Common Shares - $0.01 par value, 100,000,000 authorized; 4,517,524 shares issued and outstanding	45,176
Additional paid-in capital	25,595,216
Accumulated deficit	(17,286,060)
Treasury stock, at cost	(39,769)

Total shareholders' equity	8,321,196

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,675,560

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the six months ended June 30,

	2001	2000

Revenues
Rental revenue	$693,430	$1,726,999
Tenant recoveries	439,476	907,541
Professional services and sales of hardware and software	1,615,748	1,037,322
Interest and other	59,302	191,684

Total revenues	2,807,956	3,863,546

Expenses
Property, operating and maintenance	148,004	481,602
Advertising and promotion	94,198	4,001
Property taxes and insurance	264,268	481,909
Depreciation and amortization	1,558,409	945,137
Interest	472,678	939,296
General and administrative	1,073,049	1,335,136
Management fees	53,261	128,573
Costs related to professional services and sales of hardware and software	734,829	705,293
Product development	114,917	293,600
Nonrecurring expenses	-	236,165

Total expenses	4,513,613	5,550,712

Loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest	(1,705,657)	(1,687,166)
Equity in income of unconsolidated subsidiary	-	2,912
Loss allocated to minority interest	84,513	225,487

Loss from operations	(1,621,144)	(1,458,767)
Loss on sale of investments in real estate	(165,835)	-

Net Loss	(1,786,979)	(1,458,767)
Preferred Share Dividends	(315,063)	(328,495)

Net loss available to Common Shareholders	$(2,102,042)	$(1,787,262)

Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.47)	$(0.46)

Weighted average number of Common Shares outstanding	4,517,524	3,923,205

The accompanying notes are an integral part of the consolidated financial statements. Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30,

	2001	2000

Revenues
Rental revenue	$221,949	$939,848
Tenant recoveries	125,906	518,664
Professional services and sales of hardware and software	813,434	576,159
Interest and other	24,293	85,287

Total revenues	1,185,582	2,119,958

Expenses
Property, operating and maintenance	7,146	268,141
Advertising and promotion	14,513	2,201
Property taxes and insurance	123,579	261,967
Depreciation and amortization	759,524	610,700
Interest	131,655	510,468
General and administrative	560,502	961,245
Management fees	16,363	70,092
Costs related to professional services and sales of hardware and software	325,995	390,609
Product development	63,315	196,311
Nonrecurring expenses	-	236,165

Total expenses	2,002,592	3,507,899

Loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest	(817,010)	(1,387,941)
Equity in income of unconsolidated subsidiary	-	1,056
Loss allocated to minority interest	43,756	65,110

Net Loss	(773,254)	(1,321,775)
Preferred Share Dividends	(315,063)	-

Net loss available to Common Shareholders	$(1,088,317)	$(1,321,775)

Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.24)	$(0.27)

Weighted average number of Common Shares outstanding	4,517,524	4,943,886

The accompanying notes are an integral part of the consolidated financial statements. Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(1,786,979)	$(1,458,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,558,409	945,137
Loss allocated to minority interest	(84,513)	(225,487)
Loss on sales of investment of real estate	165,835	-
Equity in income of unconsolidated subsidiary	-	(2,912)
Net change in assets and liabilities:
Accounts receivable, net	(226,993)	(108,172)
Restricted cash	298,552	(690,174)
Other assets, net	13,466	(3,698)
Accounts payable and accrued expenses	(1,470,378)	45,450
Deferred revenue and security deposits	(7,980)	188,956

Net cash used in operating activities	(1,540,581)	(1,309,667)

Cash flows from investing activities:
Acquisition of and additions to real estate properties	-	(1,359,246)
Acquisition of computer hardware, software and other fixed assets	(57,491)	(301,986)
Disposition of real estate property	593,579	66,652
Cash proceeds received from acquisition of consolidated subsidiary	-	160,759
Redemption of marketable securities, net	-	5,187,855
Investment in unconsolidated subsidiary	-	7,425

Net cash provided by investing activities	536,088	3,761,459

Cash flows from financing activities:
Payments on mortgage loans and notes payable	(51,749)	(417,436)
Payments on line of credit	-	(68,466)
Payments of related party note payable	-	(415,000)
Dividends/distributions paid, net	(315,063)	(433,519)
Proceeds from related party note payable	200,000	-

Net cash used in financing activities	(166,812)	(1,334,421)

Net (decrease) increase in cash and cash equivalents	(1,171,305)	1,117,371
Cash and cash equivalents
Beginning of period	1,635,916	2,892,724

End of period	$464,611	$4,010,095

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

The Company is a self-administered real estate investment trust (“REIT”) formed on March 15, 1994 under Maryland law.  In November 1998, the Company became an umbrella partnership REIT and formed an operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which the Company is the sole general partner and owns an approximate 92.9% interest.  Through the Operating Partnership and certain wholly owned subsidiaries, the Company acquires, owns and operates commercial real estate investment properties.  As of June 30, 2001, the Company owned four commercial industrial properties that contained approximately 129,000 rentable square feet.

On July 10, 2001, RESoft, Inc., a Delaware company (“RESoft”) and a wholly-owned subsidiary of Stonehaven Realty Trust, sold certain of its assets to IntraNet Solutions, Inc., a Minnesota company (NASDAQ: INRS)(“IntraNet”).  See Note 11.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The Company has prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of the financial position of the Company as of June 30, 2001, the results of their operations for the six months and three months ended June 30, 2001 and 2000, and their cash flows for the six month periods ended June 30, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB for the year ended December 31, 2000.

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of the Company's consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2001, and the reported amounts of revenues and expenses for the six months and three months ended June 30, 2001 and 2000. Actual results could differ from those estimates.

Other Assets

Other assets primarily consist of nonrefundable prepaid minimum software royalties, valuation of proprietary database and deferred financing costs incurred to obtain and secure mortgage debt financing.  The nonrefundable prepaid minimum software royalties and the valuation of the proprietary databases are being amortized over the life of the contracts on a straight-line basis.  The deferred financing costs are being amortized over the life of the respective loans on a straight-line basis.  Accumulated amortization as of June 30, 2001 was $845,000.

Goodwill

Goodwill incurred in connection with the acquisition of RESoft is amortized on a straight-line basis over an estimated useful life of three years.   Accumulated amortization as of June 30, 2001 was $2.0 million.

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

At June 30, 2001, the Company has net operating losses.  While these losses created a deferred tax asset, a 100% valuation allowance was applied against the asset because of the uncertainty of whether or not the Company will be able to use these loss carry forwards which will expire in varying amounts through the year 2021.

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

Note 3—Disposition of Real Estate Properties

On March 31, 2001, the Company sold the St. Cloud, Minnesota real property to an unrelated third party.  In exchange for the real property, the Company received approximately $8.3 million in cash.  In addition, the Company retired the related mortgage indebtedness of approximately $7.3 million.  The Company has recorded a loss on the sale of the investment in the real estate of approximately $166,000 as of June 30, 2001.

The following pro forma condensed consolidated financial information presented below is as if the acquisitions of the Plymouth Properties and RESoft and the dispositions of Lake Pointe, Highlander, Cold Springs and Thresher had occurred on January 1, 2000.  The pro forma financial information is not necessarily indicative of the results, which actually would have occurred if the acquisitions or dispositions had been consummated on January 1, 2000, nor does the pro forma information purport to represent the results of operations for future periods.

	For the three months ended June 30,
	2001	2000

Pro forma total revenue	$2,428,921	$2,588,200
Pro forma loss available to Common Shareholders	$(1,911,790)	$(2,073,177)
Pro forma loss per Common Share Basic and Diluted	$(0.42)	$(0.54)

Note 4—Mortgage Loans and Notes Payable

In connection with the disposition of Cold Springs, the Company retired mortgage notes payable totaling approximately $7.3 million.

As of June 30, 2001, an officer of the Company made a loan to the Company in the amount of $200,000.  The note was short term, bore interest at the prime rate (6.75% at June 30, 2001), and was paid in full on July 30, 2001.

Note 5—Equity/Distributions

On April 19, 2001, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to the Class A Preferred Shares was paid on May 15, 2001 to shareholders of record on April 30, 2001.

Note 6—Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted is computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the six months ended June 30, 2001 and June 30, 2000 were 4,517,524 and 3,923,205 respectively. Common share equivalents of approximately 5.2 million include outstanding convertible preferred shares, warrants and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the six months ended June 30,

	2001	2000

Numerator
Net Loss	(1,786,979)	(1,458,767)
Preferred Share Dividends	(315,063)	(328,495)

Net loss available to Common Shareholders	$(2,102,042)	$(1,787,262)

Denominator
Weighted average Common Shares outstanding at June 30, 2001 and 2000, respectively: Basic and Diluted	4,517,524	3,923,205

Basic and Diluted EPS
Net loss available to Common Shareholders - Basis and Diluted	$(0.47)	$(0.46)

Note 7 – Commitments and Contingencies

License Agreements

In connection with license agreements entered into by RESoft on September 28, 2000, RESoft paid $1,350,000 through the six months ended June 30, 2001.  No further payments are required in connection with these agreements.

Legal Proceeding

On December 29, 2000, Stonehaven notified Odeh Muhawesh, a Trustee of the Company, that it was suspending its payment to him under a promissory note assumed by RESoft. RESoft assumed the payment obligation in February 2000 pursuant to the terms of the merger agreement between the Company, RESoft and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into RESoft. Management of the Company believes Mr. Muhawesh is in default under the merger agreement for, among other things, failure by him to cause to be transferred to RESoft 5% of the issued and outstanding stock of MyFreeDesk.com, Inc.

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

Note 8—Related Party Transactions

Management Fees

The Company maintains a property management agreement with Hoyt Properties Inc. ("Hoyt"), an entity controlled by a Trustee of the Company, to serve as Property Manager of the commercial properties owned by the Company.  In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service. Management fees paid to Hoyt totaled $53,261 and $114,864 for the six months ended June 30, 2001 and June 30, 2000, respectively.

Note 9– Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2001	2000

Interest paid	$501,347	$938,368

Supplemental schedule of non-cash investing and financing activities:
The following assets and liabilities were assumed in connection with the acquisition of RESoft:
Furniture and equipment	$-	$(74,672)
Accounts receivable	-	(430,888)
Goodwill	-	(4,499,777)
Other assets	-	(74,604)
Line of credit	-	68,466
Related party note payable	-	750,000
Other liabilities	-	422,233
Common Shares	-	9,143
Additional paid in capital	-	3,990,858

Cash proceeds received from acquisition of consolidated subsidiary	$-	$160,759

The following assets and liabilities were assumed in connection with the acquisition of the Plymouth Properties and additions to other properties:
Purchase of real estate	$-	$(6,772,313)
Additions to real estate	-	(3,254)
Mortgage notes payable	-	4,471,694
Minority interests	-	794,627
Common shares	-	429
Additional paid in capital	-	149,571

Acquisition of and additions to real estate properties	$-	$(1,359,246)

The following assets and liabilities were disposed of in connection with the dispositions of Lake Pointe, Highlander and Cold Springs:
Disposition of real estate	$8,184,686	$3,304,358
Disposition of investment in unconsolidated subsidiary	-	95,756
Restricted cash	-	110,566
Deferred costs and other assets	26,552	90,942
Mortgage note payable	(7,306,716)	(2,699,460)
Accounts payable and accrued liabilities	(140,997)	15,000
Security deposits	(4,111)	(43,914)
Dividends paid	-	(45,000)
Preferred shares	-	(950)
Additional paid in capital	-	(760,646)
Loss on sale of investment in real estate	(165,835)	-

Dispositions of real estate properties	$593,579	$66,652

Dividends and distributions payable	$209,139	$709,139

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

	Real Estate Properties	RESoft	Total

Six months ended June 30, 2001
Revenues	$1,190,879	$1,617,077	$2,807,956
Operating expenses	465,550	829,010	1,294,560

Income from operations	$725,329	$788,067	$1,513,396

Segment assets at June 30, 2001	$16,539,000	$136,560	$16,675,560

Six months ended June 30, 2000
Revenues	$2,822,580	$1,040,966	$3,863,546
Operating expenses	1,096,085	705,293	1,801,378

Income from operations	$1,726,495	$335,673	$2,062,168

Segment assets at June 30, 2000	$42,524,174	$4,900,078	$47,424,252

The following table reconciles income from operations for reportable segments to loss from operations as reported in the Consolidated Statements of Operations.

	Six months ended June 30,

	2001	2000

Income from operations for reportable segments	$1,513,396	$2,062,168
Add:
Equity in income of unconsolidated entities	-	2,912
Minority interests	84,513	225,487
Less:
General and administrative	(1,073,049)	(1,335,136)
Interest	(472,678)	(939,296)
Product development	(114,917)	(293,600)
Nonrecurring expenses	-	(236,165)
Amortization	(1,241,332)	(519,186)
Depreciation	(317,077)	(425,951)

Loss from operations	$(1,621,144)	$(1,458,767)

Note 11 – Subsequent Events

On July 10, 2001, RESoft sold all of its interest in its SmartCabinet software code (software technology replicating and mapping a company’s business logic in web base format) and related assets, including its REDocs initiatives, to IntraNet pursuant to an Asset Purchase Agreement between the Company, RESoft and IntraNet.

In exchange for the SmartCabinet software code and related assets, RESoft received 200,000 unregistered shares of IntraNet common stock (the "IntraNet Shares") with a market value on the date of sale of approximately $5,500,000. Additionally, RESoft retained the right to continue to sell the SmartCabinet product with certain retained IntraNet Expedio software licenses pursuant to a Value Added Reseller Agreement dated September 30, 2000 between RESoft and IntraNet.  RESoft will also receive a 2% royalty fee for two years for sales of the SmartCabinet product by IntraNet and a 5% referral fee on sales of the SmartCabinet product to customers referred to IntraNet by RESoft.

In connection with the transaction, RESoft and Mary Henschel, former President of RESoft, entered into a Separation Agreement.  Ms. Henschel and most of RESoft's other employees are no longer employed by RESoft.

RESoft also terminated its Exclusive Agency and Representation Agreement with Venture One Real Estate, LLC, and agreed to pay it a $262,500 termination fee.

IntraNet agreed to use its best efforts to register the resale of the IntraNet Shares on or before July 31, 2001. On July 27, 2001, IntraNet filed an S-3 Registration Statement with the Securities and Exchange Commission (“SEC”) seeking registration of the IntraNet Shares. As of August 8, 2001, the SEC has not yet declared effective this registration statement.  Although the Company anticipates that the IntraNet shares will be registered, there can be no assurance that this will happen.

RESoft intends to continue to operate as a document management consulting and software development company by exploiting the retained IntraNet Expedio licenses and other retained initiatives and by collecting accounts receivable and work-in-process through June 30, 2001. However, a significant portion of RESoft's revenues were derived from the proprietary software product RESoft sold to IntraNet. Without additional business initiatives, RESoft anticipates revenues from its technology sector will decline significantly.

RESoft has not yet determined whether it will actively seek to expand its business to increase revenues or how it will use the IntraNet Shares or the proceeds represented thereby. RESoft may use some of the IntraNet Shares for general working capital purposes to fund existing operations.

Management is currently in the process of considering numerous alternatives, including, among others, developing and selling future technology products or expanding through the acquisition of new technology products. There can be no assurance that any such alternative will be adopted, or if adopted, successful. Additionally, RESoft may determine it is in its best interest to not adopt any additional business initiative.

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

In February 2000, the Company acquired RESoft, Inc. (“RESoft”), a Minnesota corporation that has developed software applications and that provides information technology services useful in real estate and other industries. During the remainder of 2000, the Company developed RESoft’s additional product offerings and included in its overall business focus the development and sale of RESoft’s software product and services. On July 10, 2001, RESoft sold all of its interest in its SmartCabinet software code (software technology replicating and mapping a company’s business logic in web base format) and related assets, including its REDocs initiatives, to IntraNet Solutions, Inc., a Minnesota company (NASD:INRS) (“IntraNet”) pursuant to an Asset Purchase Agreement between the Company, RESoft and IntraNet.  RESoft intends to continue to operate as a document management consulting and development company, however, in a much more limited capacity.

As a result of the RESoft operations, the Company is no longer a REIT for federal tax purposes but maintains its status as a REIT under Maryland law.   For the year ended December 31, 2000, the Company was in a taxable loss position, and as a result, was not subject to federal income taxes.

Also during 2000, for a variety of reasons, including making available our cash resources for the Company’s technology operations by reducing the Company’s debt obligations, the Company sold two of its properties, including the Company’s last residential property, and on March 31, 2001, the Company sold its Cold Spring property. The Company intends to maintain and operate its remaining commercial properties, all of which are substantially leased, due to the expected cash flow results. The Company may, in the future, buy or sell additional properties depending upon a variety of factors including the operations of RESoft, general economic conditions, ability to obtain financing, valuation and capital appreciation of real estate, and the Company’s debt levels.

Real Estate Segment

As of June 30, 2001, the Company owned the following four commercial real estate properties containing approximately 129,000 rentable square feet:

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 50,291 square-foot light industrial facility in Burnsville, Minnesota

The Company’s interest in the real properties is held through Wellington Properties Investments, LP (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of June 30, 2001, held a 92.9% interest in the Operating Partnership.

The Company expects to continue to own and operate its light industrial facilities in 2001. The Company expects its properties will remain substantially occupied and will continue to provide a predictable cash flow and operating results. The Company also expects to continue to review and analyze valuation and capital appreciation opportunities for its real estate portfolio including refinancing, exchanging or disposition alternatives.

Technology Segment

As of June 30, 2001, the Company holds RESoft which, since 1991, has offered various information technology services and has been a reseller of various computer hardware and software products. RESoft, through June 30, 2001, has continued to provide similar service offerings and in addition, introduced a proprietary product, REDocs™, that adds certain features to existing document management software products.

On July 10, 2001, RESoft sold all of its interest in its SmartCabinet software code and related assets, including its REDocs initiatives to IntraNet pursuant to an Asset Purchase Agreement between the Company, RESoft and IntraNet.

In exchange for the SmartCabinet software code and related assets, RESoft received 200,000 unregistered shares of IntraNet common stock (the "IntraNet Shares") with a market value on the date of sale of approximately $5,500,000. Additionally, RESoft retained the right to continue to sell the SmartCabinet product with certain retained IntraNet Expedio software licenses pursuant to a Value Added Reseller Agreement dated September 30, 2000 between RESoft and IntraNet.  RESoft will also receive a 2% royalty fee for two years for sales of the SmartCabinet product by IntraNet and a 5% referral fee on salesof the SmartCabinet product to customers referred to IntraNet by RESoft.

In connection with the transaction, RESoft and Mary Henschel, former President of RESoft, entered into a Separation Agreement.  Ms. Henschel and most of RESoft's employees are no longer employed by RESoft.

RESoft also terminated its Exclusive Agency and Representation Agreement with Venture One Real Estate, LLC, and agreed to pay it a $262,500 termination fee.

IntraNet agreed to use its best efforts to register the resale of the IntraNet Shares on or before July 31, 2001. On July 27, 2001, IntraNet filed an S-3 Registration Statement with the Securities and Exchange Commission (“SEC”) seeking registration of the IntraNet Shares. As of August 8, 2001, the SEC has not yet declared effective this registration statement.  Although the Company anticipates that the IntraNet shares will be registered, there can be no assurance that this will happen.

RESoft intends to continue to operate as a document management consulting and software development company by exploiting the retained IntraNet Expedio licenses and other retained initiatives andby collecting accounts receivable and work-in-process through June 30, 2001. However, a significant portion of RESoft's revenues were derived from the proprietary software product RESoft sold to IntraNet. Without additional business initiatives, RESoft anticipates revenues from its technology sector will decline significantly.

RESoft has not yet determined whether it will actively seek to expand its business to increase revenues or how it will use the IntraNet Shares or the proceeds represented thereby. RESoft may use some of the IntraNet Shares for general working capital purposes to fund existing operations.

Management is currently in the process of considering numerous alternatives, including, among others, developing and selling future technology products or expanding through the acquisition of new technology products. There can be no assurance that any such alternative will be adopted, or if adopted, successful. Additionally, RESoft may determine it is in its best interest to not adopt any additional business initiative.

Income Taxes

The Company is now subject to federal and state income taxes.  See income tax disclosure in Note 2 of the financial statements for effect on operations.

Results of Operations

The Company’s revenues include the following: rental revenues, tenant recoveries, revenues from technology consulting services, and revenues from sales of hardware and software.

Comparison of the Six Month Period Ended June 30, 2001 and 2000:  Rental revenue decreased by approximately $1,034,000 or 59.8% for the six month period ended June 30, 2001 compared to the six month period ended June 30, 2000. Tenant recoveries decreased by approximately $468,000 or 51.6% for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000.  The decreased rental revenue and tenant recoveries were primarily a result of the Company's dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000 and Cold Springs on March 30, 2001, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000.  Professional services and sales of hardware and software increased by approximately $578,000 or 55.8% for the six-month period ended June 30, 2001 compared to the six month period ended June 30, 2000.  The increase is primarily the result of the Company’s February 24, 2000 acquisition of RESoft coupled with increased sales during 2001.  Interest income and other income decreased by $132,000 during these same periods primarily due to the use of cash and cash equivalents.

Total expenses decreased from approximately $5,551,000 for the six–month period ended June 30, 2000 to $4,514,000 for the six–month period ended June 30, 2001, a net decrease of $1,037,000 as described below.

•	Increased costs of approximately $30,000, in costs related to professional services and sales of hardware and software, were primarily a result of the allocation of costs associated with personnel between costs related to professional services and sales of hardware and software and product development coupled with the acquisition of Resoft offset, in part, by decreased costs relating to hardware sales.
•	Increased costs of approximately $90,000, related to advertising and promotion, were a result of the acquisition of RESoft.
•	Decreased costs of approximately $179,000, related to product development, were primarily a result of the allocation of costs associated with personnel between product development and costs related to professional services and sales of hardware and software.
•	Decreased costs of approximately $334,000, $218,000, $75,000, $262,000 and $466,000, related to property, operating and maintenance, property taxes and insurance, management fees, general and administrative and interest expense, respectively, were primarily a result of the dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000 and Cold Springs on March 30, 2001. The decreases were offset, in part, by the acquisitions of the Plymouth Properties on February 29, 2000 and RESoft on February 24, 2000.
•	Nonrecurring charges of approximately $236,000 incurred during 2000 primarily related to costs associated with abandonment of projects and the severance package associated with the disposition of Lake Pointe on June 30, 2000.
•	Depreciation and amortization increased from approximately $945,000 for the period ended June 30, 2000 to $1,558,000 for the comparable period in 2001, an increase of $613,000 or 64.9%, primarily as a result of the Company's amortization of goodwill in connection with the acquisition of RESoft, the amortization of a proprietary database, the amortization of the non-refundable prepaid minimum royalty, and the increased depreciation from the Plymouth Properties acquired in 2000. All of these increases were offset, in part, by reduced depreciation resulting from the dispositions of the Lake Pointe, Thresher and Cold Springs properties.

There was no equity in income of unconsolidated subsidiary for the six-month period ended June 30, 2001 as compared to $2,912 for the six month period ended June 30, 2000 due to the sale and transfer of the Company's 8% interest in Highlander on June 30, 2000.

The loss on sale of investment in real estate of $166,000 was a result of the additional loss recognized on the sale of the St. Cloud, Minnesota property.   A portion of the loss from the sale of the St. Cloud, Minnesota property was accrued as of December 31, 2000.

As a result of the above factors, the loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest increased from approximately $1,687,000 for the six month period ended June 30, 2000 to approximately $1,706,000 for the six month period ended June 30, 2001.  Additionally, the net loss available to Common Shareholders increased from approximately $1,787,000 for the six month period ended June 30, 2000 to $2,102,000 for the six month period ended June 30, 2001.

Comparison of the Three Month Period Ended June 30, 2001 and 2000:  Rental revenue decreased by approximately $718,000 or 76.4% for the three month period ended June 30, 2001 compared to the three month period ended June 30, 2000.  Tenant recoveries decreased by approximately $393,000 or 75.7% for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000.  The decreased rental revenue and tenant recoveries were primarily a result of the Company's dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000 and Cold Springs on March 30, 2001, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000.  Professional services and sales of hardware and software increased by approximately $237,000 or 41.2% for the three-month period ended June 30, 2001 compared to the three month period ended June 30, 2000.  The increase is primarily the result of increased sales by RESoft during 2001.  Interest income and other income decreased by $61,000 during these same periods primarily due to the use of cash and cash equivalents.

Total expenses decreased from approximately $3,508,000 for the three–month period ended June 30, 2000 to $2,003,000 for the three–month period ended June 30, 2001, a net decrease of $1,505,000 described below.

•	Increased costs of approximately $12,000, related to advertising and promotion, were a result of the acquisition of RESoft.
•	Decreased costs of approximately $65,000, in costs related to professional services and sales of hardware and software, were primarily a result of decreased costs relating to hardware sales offset, in part, by the allocation of costs associated with personnel between costs related to professional services and sales of hardware and software and product development.
•	Decreased costs of approximately $133,000, related to product development, were primarily a result of the allocation of costs associated with personnel between product development and costs related to professional services and sales of hardware and software.
•	Decreased costs of approximately $261,000, $138,000, $54,000, $401,000 and $378,000, related to property, operating and maintenance, property taxes and insurance, management fees, general and administrative and interest expense, respectively, were primarily a result of the dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000 and Cold Springs on March 30, 2001. The decreases were offset, in part, by the acquisitions of the Plymouth Properties on February 29, 2000 and RESoft on February 24, 2000.
•	Nonrecurring charges of approximately $236,000 incurred during 2000 primarily related to costs associated with abandonment of projects and the severance package associated with the disposition of Lake Pointe on June 30, 2000.
•	Depreciation and amortization increased from approximately $611,000 for the period ended June 30, 2000 to $760,000 for the comparable period in 2001, an increase of $149,000 or 24.3%, primarily as a result of the Company's amortization of goodwill in connection with the acquisition of RESoft, the amortization of a proprietary database, the amortization of the non-refundable prepaid minimum royalty, and the increased depreciation from the Plymouth Properties acquired in 2000. All of these increases were offset, in part, by reduced depreciation resulting from the dispositions of the Lake Pointe, Thresher and Cold Springs properties.

There was no equity in income of unconsolidated subsidiary for the three month period ended June 30, 2001 as compared to $1,056 for the three month period ended June 30, 2000, due to the sale and transfer of the Company's 8% interest in Highlander on June 30, 2000.

As a result of the above factors, the loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest decreased from approximately $1,388,000 for the three month period ended June 30, 2000 to approximately $817,000 for the three month period ended June 30, 2001.  Additionally, the net loss available to Common Shareholders decreased from approximately $1,322,000 for the three month period ended June 30, 2000 to $1,088,000 for the three month period ended June 30, 2001.

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

The Company anticipates using its cash and cash equivalents, restricted cash that is released to the Company, cash from dispositions, IntraNet Shares received from the July 10, 2001 sale of certain assets of RESoft and cash provided by operations primarily to the fund its operations. The Company anticipates that its cash resources will be able to maintain the Company’s operations for the next fiscal year if not longer. If not, the Company will need to seek additional financing which cannot be guaranteed if its real estate operations or technology operations are unable to fund the deficit.

On April 19, 2001, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to the Class A Preferred Shares was paid on May 15, 2001 to shareholders of record on April 30, 2001.

The Company has no material contractual obligations for property acquisition or material capital costs, other than tenant improvements in the ordinary course of business and operating expenses. The Company expects to meet its long-term capital needs through a combination of cash from operations, net cash proceeds from sales of investments, additional borrowings and additional equity issuances of Common or Preferred Shares. Cash Flows

During the six month period ended June 30, 2001, the Company generated (i) approximately $594,000 from net cash proceeds in connection with the disposition of Cold Springs and (ii) $200,000 from proceeds from related party note payable.  These cash flows were used primarily for (i) cash used in operating activities of approximately $1,541,000, including payments of minimum royalty on licensing agreement totaling $1,350,000; (ii) acquisition of computer hardware, software and other fixed assets of approximately $57,000; (iii) payments on mortgage loans and notes payable of approximately $52,000: and (iv) distributions to holders of Class A Preferred Shares of approximately $315,000. As a result, the Company's cash balance decreased by approximately $1,171,000 from approximately $1,636,000 at December 31, 2000 to $465,000 at June 30, 2001.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 29, 2000, Stonehaven notified Odeh Muhawesh, a Trustee of the Company, that it was suspending its payment to him under a promissory note assumed by RESoft. RESoft assumed the payment obligation in February 2000 pursuant to the terms of the merger agreement between the Company, RESoft and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into RESoft. Management of the Company believes Mr. Muhawesh is in default under the merger agreement for, among other things, failure by him to cause to be transferred to RESoft 5% of the issued and outstanding stock of MyFreeDesk.com, Inc.

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

d.          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Declaration of Trust (filed with the Company's Registration Statement on Form SB–2 (Commission File No. 33–82888C) and incorporated herein by reference)

3.2	Bylaws of the Company (filed with the Company's Registration Statement on Form SB–2 (Commission file No. 33–82888C) and incorporated herein by reference)

3.3	Articles of Amendment and Restatement of the Declaration of Trust (filed as Exhibit E with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.1	Agreement of Limited Partnership of the Operating Partnership dated as of August 31, 1998 (filed as Exhibit C with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.2	Contribution Agreement between the Operating Partnership and WMC dated as of August 31, 1998 (filed as Exhibit B with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.3	Master Registration Rights Agreement dated as of August 31, 1998 (filed as Exhibit E of Exhibit C with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.4	Amended and Restated Contribution Agreement between the Company, the Operating Partnership, AREE and other limited partnership Unit recipients dated as of August 31, 1998 (filed as Exhibit A with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.5	Purchase Agreement by and between Maple Grove Apartment Homes, Inc. and The Shelard Group, Inc., dated July 2, 1999 (filed with the Company's Current Report on Form 8–K on November 23, 1999 and incorporated herein by reference)

10.6	Agreement and Plan of Reorganization dated as of February 25, 2000, by and among the Company, NTLI Acquisition Corporation, a Delaware corporation, NETLink International, Inc., a Minnesota corporation and Odeh A. Muhawesh, Mary Henschel, Alan Schmidt, Ahmad Yassine, Patrick Archbold, Ann Wessels, Art Carruth, Patricia Hewitt, Thomas walker and Sherry Ajax (filed as Exhibit 2.2 with the Company's Form 8-K on March 17, 2000 and incorporated herein by reference)

10.7	Contribution Agreement between Wellington Partners, L.P., the Company and Plymouth Partners II, LLC and other LP Unit Recipients dated as of February 29, 2000 (filed as Exhibit 2.3 with the Company's Form 8-K on March 17, 2000 and incorporated herein by reference)

10.8	Stock Exchange Agreement between the Company and Wellington Management Corporation effective June 30, 2000 (filed with the Company's Current Report on Form 8–K on July 14, 2000 and incorporated herein by reference)

10.9	Exclusive Agency and Representation Agreement between RESoft, Inc. and Venture One Real Estate, LLC (filed with the Company's Quarterly Report for the period September 30, 2000 on Form 10–QSB filed on November 14, 2000 and incorporated herein by reference)

10.10	Membership Unit Purchase Agreement dated December 29, 2000, between the Company, Wellington Properties Investments, L.P., and Steven B. Hoyt, Bruce K. Hoyt, Donald Ringrose, and Richard Wolsfeld (filed with the Company's Current Report as Exhibit 10.1 on Form 8–K on January 16, 2001 and incorporated herein by reference)

10.11	Purchase Agreement between CSC of Minnesota, LLC and IRET Properties dated January 8, 2001 *

10.12	Asset Purchase Agreement between the Company, RESoft, Inc., and IntraNet Solutions, Inc. (filed with the Company’s Current Report Form 8-K filed on July 18, 2001 and incorporated herein by reference)

10.13	Termination Agreement between RESoft, Inc. and Venture One Real Estate, LLC (filed with the Company’s Current Report Form 8-K filed on July 18, 2001 and incorporated herein by reference)

* Filed herewith

(b) Reports On Form 8-K

During the three months ended June 30, 2001 and through August 8, 2001, the Company filed the following Current Reports of Form 8-K:

On July 18, 2001, the Company reported the sale of RESoft’s interest in its SmartCabinet software code and related assets, including its REDocs initiatives, to IntraNet.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEHAVEN REALTY TRUST
	By:	/s/ Duane H. Lund

Date: August 8, 2001		Duane H. Lund
Chief Executive Officer
Chief Accounting Officer