Form 10QSB
period 2001-09-30
STONEHAVEN REALTY TRUST
filed 2001-11-14
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

As of November 5, 2001, 4,517,524 shares of the issuer's common shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

(Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 27 pages. There are no exhibits.

STONEHAVEN REALTY TRUST AND SUBSIDIARIES

FORM 10-QSB

Stonehaven Realty Trust and Subsidiaries
Consolidated Balance Sheet

 September 30, 2001

(unaudited)

ASSETS
Investments in fixed assets:
Land	$2,195,034
Buildings and improvements	8,823,447
Computer hardware, software and other fixed assets	69,922
11,088,403
Accumulated depreciation and amortization	(502,965)
Net investments in real estate	10,585,438
Cash and cash equivalents	136,670
Marketable securities, net	2,880,000
Accounts receivable, net	148,881
Restricted cash	276,496
Other assets, net	78,802
Deferred income taxes	1,243,200
TOTAL ASSETS	$15,349,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans and notes payable	$6,564,874
Related party notes payable	402,000
Income taxes payable	50,000
Accounts payable and accrued expenses	1,464,528
Deferred revenue and security deposits	135,832
Dividends and distributions payable	209,139
Total liabilities	8,826,373

Minority interest in consolidated subsidiary	30,449

COMMITMENTS AND CONTINGENCIES: (Note 8)

Shareholders' equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 663,291 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	6,633
Common Shares - $0.01 par value, 100,000,000 authorized; 4,517,524 shares issued and outstanding	45,176
Additional paid-in capital	25,184,751
Accumulated other comprehensive loss; net unrealized loss on marketable securities	(1,864,800)
Accumulated deficit	(16,839,326)
Treasury stock, at cost	(39,769)
Total shareholders' equity	6,492,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,349,487

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations

(unaudited)

	For the nine months ended September 30,
	2001	2000

Revenues
Rental revenue	$895,594	$2,438,178
Tenant recoveries	568,061	1,413,101
Professional services and sales of hardware and software	1,803,266	1,696,299
Interest and other	167,529	269,500
Total revenues	3,434,450	5,817,078
Expenses
Property, operating and maintenance	176,359	723,549
Advertising and promotion	107,821	129,694
Property taxes and insurance	353,119	749,320
Depreciation and amortization	1,703,642	1,668,977
Interest	597,099	1,379,765
General and administrative	1,474,820	2,148,895
Management fees	70,084	191,144
Costs related to professional services and sales of hardware and software	855,785	1,360,237
Product development	114,917	421,456
Nonrecurring expenses	-	318,315
Total expenses	5,453,646	9,091,352
Loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest	(2,019,196)	(3,274,274)
Equity in income of unconsolidated subsidiary	-	2,912
Loss allocated to minority interest	67,344	313,755
Loss from operations	(1,951,852)	(2,957,607)
Loss on sale of investments in real estate	(165,835)	-
Gain on sale of certain assets of Stonehaven Technologies	807,728	-
Loss before provision for income taxes	(1,309,959)	(2,957,607)
Provision for income taxes	(50,000)	-
Net Loss	(1,359,959)	(2,957,607)
Preferred Share Dividends	(315,063)	(643,558)
Net loss available to Common Shareholders	$(1,675,022)	$(3,601,165)
Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.37)	$(0.84)
Weighted average number of Common Shares outstanding	4,517,524	4,288,956

	For the nine months ended September 30,
	2001	2000

Comprehensive loss:
Net Loss	$(1,359,959)	$(2,957,607)
Other comprehensive loss:
Unrealized loss on marketable securities	(3,108,000)	-
Tax effect	1,243,200	-
	(1,864,800)	-
Comprehensive loss	$(3,224,759)	$(2,957,607)

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,
	2001	2000

Revenues
Rental revenue	$202,164	$711,179
Tenant recoveries	128,585	505,560
Professional services and sales of hardware and software	187,518	656,065
Interest and other	108,227	77,816
Total revenues	626,494	1,950,620
Expenses
Property, operating and maintenance	28,355	241,947
Advertising and promotion	13,623	125,693
Property taxes and insurance	88,851	267,411
Depreciation and amortization	145,233	723,840
Interest	124,421	440,469
General and administrative	401,771	813,758
Management fees	16,823	62,571
Costs related to professional services and sales of hardware and software	120,956	654,944
Product development	-	127,856
Nonrecurring expenses	-	82,150
Total expenses	940,033	3,540,639
Loss from operations before (income) loss allocated to minority interest	(313,539)	(1,590,019)
(Income) loss allocated to minority interest	(17,169)	88,268
Loss from Operations	(330,708)	(1,501,751)
Gain on sale of certain assets of Stonehaven Technologies	807,728	-
Income (loss) before provision for income taxes	477,020	(1,501,751)
Provision for income taxes	(50,000)	-
Net Income (Loss)	427,020	(1,501,751)
Preferred Share Dividends	-	(315,063)
Net income (loss) available to Common Shareholders	$427,020	$(1,816,814)
Net income (loss) available to Common Shareholders per Common Share: Basic	$0.09	$(0.36)
Net income (loss) available to Common Shareholders per Common Share: Diluted	$0.06	$(0.36)
Weighted average number of Common Shares outstanding: Basic	4,517,524	5,012,506
Weighted average number of Common Shares outstanding: Diluted	6,804,551	5,012,506

	For the three months ended September 30,
	2001	2000

Comprehensive income (loss):
Net Income (Loss)	$427,020	$(1,501,751)
Other Comprehensive income (loss):
Unrealized loss on marketable securities	(3,108,000)	-
Tax effect	1,243,200	-
	(1,864,800)	-
Comprehensive loss	$(1,437,780)	$(1,501,751)

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(1,359,959)	$(2,957,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,703,642	1,668,977
Loss allocated to minority interest	(67,344)	(313,755)
Loss on sales of investment of real estate	165,835	-
Gain on sale of certain assets of Stonehaven Technologies	(807,728)	-
Equity in income of unconsolidated subsidiary	-	(2,912)
Net change in assets and liabilities:
Accounts receivable, net	324,633	24,710
Restricted cash	757,538	(1,466,585)
Other assets, net	65,418	(3,749)
Income taxes payable	50,000	-
Accounts payable and accrued expenses	(854,279)	486,395
Deferred revenue and security deposits	(10,383)	170,692
Net cash used in operating activities	(32,627)	(2,393,834)

Cash flows from investing activities:
Acquisition of and additions to real estate properties	(43,305)	(1,359,246)
Acquisition of computer hardware, software and other fixed assets	(63,649)	(857,550)
Acquisition of licensing agreements	(300,000)	-
Cash proceeds from disposition of real estate property	593,579	66,652
Costs associated with disposition of certain assets of Stonehaven Technologies	(827,738)	-
Cash proceeds from acquisition of consolidated subsidiary	-	160,759
Redemption of marketable securities, net	-	5,188,779
Investment in unconsolidated subsidiary	-	7,425
Net cash (used in) provided by investing activities	(641,113)	3,206,819

Cash flows from financing activities:
Payments for financing transactions	-	(61,249)
Payments on mortgage loans and notes payable	(77,443)	(422,515)
Payments on line of credit	-	(68,466)
Payments of related party note payable	-	(415,000)
Repurchase of Common Shares	-	(39,769)
Dividends/distributions paid	(815,063)	(433,519)
Proceeds from related party note payable	67,000	-
Net cash used in financing activities	(825,506)	(1,440,518)

Net decrease in cash and cash equivalents	(1,499,246)	(627,533)
Cash and cash equivalents
Beginning of period	1,635,916	2,892,724
End of period	$136,670	$2,265,191

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

The Company is a self-administered real estate investment trust (“REIT”) formed on March 15, 1994 under Maryland law.  In November 1998, the Company became an umbrella partnership REIT and formed an operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which the Company is the sole general partner and owns an approximate 92.9% interest.  Through the Operating Partnership and certain wholly owned subsidiaries, the Company acquires, owns and operates commercial real estate investment properties.  As of September 30, 2001, the Company owned four commercial industrial properties that contained approximately 129,000 rentable square feet.

On July 10, 2001, Stonehaven Technologies, Inc. (Formerly, RESoft, Inc.) (“Stonehaven Technologies”), a Delaware company and a wholly-owned subsidiary of Stonehaven Realty Trust, sold certain of its assets to Stellent, Inc. (Formerly, IntraNet Solutions, Inc.) (”Stellent”), a Minnesota company (NASDAQ: STEL).

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The Company has prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of the financial position of the Company as of September 30, 2001, the results of their operations for the nine months and three months ended September 30, 2001 and 2000, and their cash flows for the nine month periods ended September 30, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB for the year ended December 31, 2000.

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of the Company's consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2001, and the reported amounts of revenues and expenses for the nine months and three months ended September 30, 2001 and 2000. Actual results could differ from those estimates.

Other Assets

As of September 30, 2001, other assets primarily consist of deferred financing costs incurred to obtain and secure mortgage debt financing.  Other assets are carried at cost, less accumulated amortization.

The deferred financing costs are being amortized over the life of the respective loans on a straight-line basis.  Accumulated amortization related to deferred financing costs as of September 30, 2001 was approximately $19,000.

As a result of the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our royalties, and licensing agreements has been significantly impaired primarily due to the fact that Stellent has become an active competitor to our technology. Stellent and other competitors have substantially greater resources, financial and otherwise, than we do.   As a result, the Company considers the remaining unamortized costs of these assets of approximately $1,210,000 ($1,800,000 net of accumulated amortization of approximately $590,000) as an offset to the gain on sale of certain assets of Stonehaven Techologies.

Further, as a result of the sale of certain assets of Stonehaven Technologies on July 10, 2001, goodwill incurred in connection with the acquisition of Stonehaven Technologies was recorded as an offset to gain on sale of certain assets of Stonehaven Technologies.

Revenue Recognition

Rental revenue from tenants is recognized on a straight-line basis over the term of the lease agreements regardless of when payments are due.  Tenant recoveries include payments from commercial property tenants for reimbursement of the tenant’s share of real estate taxes and certain common area maintenance costs.  Such costs are recognized as revenue in the period the costs are incurred.

Revenue generated from professional services and sales of hardware and software is recognized as services and goods are provided.  Services billed in advance are recorded as deferred revenues and recognized when revenue is earned.

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

Income Taxes

The tax provision differs from the benefit that would ordinarily result from applying Federal statutory rates to the loss before taxes due to the effect of state income taxes and valuation allowances for deferred tax assets.  Substantially all deferred tax assets relate to net operating loss carry forwards and unrealized loss on marketable securities.

At September 30, 2001, the Company has net operating losses.  While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether or not the Company will be able to use these loss carry forwards, which will expire in varying amounts through the year 2021.

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

Note 3—Marketable Securities

The Company’s investments in marketable securities are available-for-sale and represent 200,000 shares of common stock of Stellent.  Such shares were acquired in connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001 and were recorded at an aggregate of $5,988,000 (valued at $29.94 per share based on the NASDAQ closing quote per share of common stock of Stellent on July 9, 2001).  The shares were unregistered when acquired and Stellent subsequently registered the shares with the Securities and Exchange Commission effective September 7, 2001.  As of September 30, 2001, the fair market value of these marketable securities aggregate $2,880,000 (based upon the NASDAQ closing quote per share of common stock of Stellent of $14.40 on September 30, 2001).  As a result the Company has recorded a gross unrealized loss of $3,108,000 net of related deferred tax benefit of approximately $1,243,000.

Through September 30, 2001, the Company had not sold any of its available-for-sale marketable securities.

Note 4—Disposition of Certain Assets of Stonehaven Technologies and Real Estate Properties

On July 10, 2001, Stonehaven Technologies sold all of its interest in SmartCabinet software code (software technology replicating and mapping a company’s business logic in web base format) and related assets including its REDocs initiatives, to Stellent pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent.

In exchange for the SmartCabinet software code and related assets, Stonehaven Technologies received 200,000 unregistered shares of Stellent common stock (the "Stellent Shares") with a market value aggregating approximately $5,988,000 (valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001).  Stellent subsequently registered the Stellent Shares with the Securities and Exchange Commission effective September 7, 2001.  Additionally, Stonehaven Technologies retained the right to continue to sell the SmartCabinet product with certain retained Stellent Expedio software licenses pursuant to a Value Added Reseller Agreement dated September 30, 2000 between Stonehaven Technologies and Stellent.  Stonehaven Technologies will also receive a 2% royalty fee for two years for sales of the SmartCabinet product by Stellent and a 5% referral fee on sales of the SmartCabinet product to customers referred to Stellent by Stonehaven Technologies.   The Company has recorded a gain on the sale of approximately $808,000 as of September 30, 2001,  net of the unamortized costs of certain royalties, licensing agreements, and goodwill.

In connection with the transaction, Stonehaven Technologies and Mary Henschel, former President of Stonehaven Technologies, entered into a Separation Agreement.  Ms. Henschel and most of Stonehaven Technologies' other employees are no longer employed by Stonehaven Technologies.  Further, Duane H. Lund terminated his employment with Stonehaven Technologies as of September 9, 2001.  Associated costs in connection with the agreements have been accrued as of September 30, 2001.

Stonehaven Technologies also terminated its Exclusive Agency and Representation Agreement with Venture One Real Estate, LLC, and agreed to pay it a $262,500 termination fee.  In connection with the termination, the warrants associated with the agreement were cancelled.

On March 31, 2001, the Company sold the St. Cloud, Minnesota real property to an unrelated third party.  In exchange for the real property, the Company received approximately $8.3 million in cash.  In addition, the Company retired the related mortgage indebtedness of approximately $7.3 million.  The Company has recorded a loss on the sale of the investment in the real estate of approximately $166,000 as of September 30, 2001.

The following pro forma condensed consolidated financial information presented below is as if the acquisition of the Plymouth Properties and the dispositions of Lake Pointe, Highlander, Cold Springs, Thresher and certain assets of Stonehaven Technologies had occurred on January 1, 2000.  The pro forma financial information is not necessarily indicative of the results, which actually would have occurred if the acquisitions or dispositions had been consummated on January 1, 2000, nor does the pro forma information purport to represent the results of operations for future periods.

	For the nine months ended September 30,
	2001	2000
Pro forma total revenue	$1,144,000	$1,375,000
Pro forma loss	$657,000	$858,000
Pro forma loss available to Common Shareholders	$972,000	$1,502,000
Pro forma loss per Common Share Basic and Diluted	$0.22	$0.37

Note 5—Mortgage Loans and Notes Payable

In connection with the disposition of Cold Springs, the Company retired mortgage notes payable totaling approximately $7.3 million.

As of September 30, 2001, a Trustee of the Company made a loan to the Company in the amount of $67,000.  The note is short term and bears interest at the prime rate (6.00% at September 30, 2001).

Note 6—Equity/Distributions

On April 19, 2001, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to the Class A Preferred Shares was paid on May 15, 2001 to shareholders of record on April 30, 2001.

On October 22, 2001, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to Class A Preferred Shares will be paid on November 19, 2001 to shareholders of record on November 5, 2001.

Note 7—Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted is computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the nine months ended September 30, 2001 and September 30, 2000 were 4,517,524 and 4,288,956 respectively. Common share equivalents of approximately 4.2 million include outstanding convertible preferred shares, warrants and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the nine months ended September 30,
	2001	2000
Numerator
Net Loss	$(1,359,959)	$(2,957,607)
Preferred Share Dividends	(315,063)	(643,558)

Net loss available to Common Shareholders	$(1,675,022)	$(3,601,165)

Denominator
Weighted average Common Shares outstanding at September 30, 2001 and 2000, respectively: Basic and Diluted	4,517,524	4,288,956

Basic and Diluted EPS
Net loss available to Common Shareholders - Basic and Diluted	$(0.37)	$(0.84)

Note 8 – Commitments and Contingencies

License Agreements

In connection with license agreements entered into by Stonehaven Technologies on September 28, 2000, Stonehaven Technologies paid $1,350,000 through the nine months ended September 30, 2001. No further payments are required in connection with these agreements.

During the nine months ended September 30, 2001, the Company paid $300,000 in connection with certain additional licenses agreements entered into with Stellent.  No further payments are required in connection with these agreements.

Legal Proceeding

On December 29, 2000, Stonehaven notified Odeh Muhawesh, a Trustee of the Company, that it was suspending its payment to him under a promissory note assumed by Stonehaven Technologies. Stonehaven Technologies assumed the payment obligation in February 2000 pursuant to the terms of the merger agreement between the Company, Stonehaven Technologies and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into Stonehaven Technologies. Management of the Company believes Mr. Muhawesh is in default under the merger agreement for, among other things, failure by him to cause to be transferred to Stonehaven Technologies 5% of the issued and outstanding stock of MyFreeDesk.com, Inc.

On January 8, 2001, Mr. Muhawesh filed a complaint against Stonehaven Technologies in the District Court of Hennepin County, Minnesota alleging that Stonehaven Technologies failed to pay him $350,000 on January 1, 2001 under the terms of a promissory note. The Company has filed a counterclaim against Mr. Muhawesh requesting, among other things, the repayment of amounts previously paid to him under the promissory note.  The parties are conducting discovery proceedings.

Legal Actions

In the normal course of business, the Company is involved in legal actions arising from the ownership and administration of its properties and its technology segment.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of the Company.

Note 9—Related Party Transactions

Management Fees

The Company maintains a property management agreement with Hoyt Properties Inc. ("Hoyt"), an entity controlled by a Trustee of the Company, to serve as Property Manager of the commercial properties owned by the Company.  In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service. Management fees paid to Hoyt were approximately $70,000 and $145,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

Note 10– Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2001	2000

Interest paid	$625,768	$1,206,931
Supplemental schedule of non-cash investing and financing activities:
The following assets and liabilities were assumed in connection with the acquisition of Stonehaven Technologies:
Furniture and equipment	$-	$(74,672)
Accounts receivable	-	(430,888)
Goodwill	-	(4,499,777)
Other assets	-	(74,604)
Line of credit	-	68,466
Related party note payable	-	750,000
Other liabilities	-	422,233
Common Shares	-	9,143
Additional paid in capital	-	3,990,858
Cash proceeds from acquisition of consolidated subsidiary	$-	$160,759

Note 10– Supplemental Information to Statements of Cash Flows - continued

	For the nine months ended September 30,
	2001	2000

The following assets and liabilities were assumed in connection with the acquisition of the Plymouth Properties and additions to other properties:
Purchase of real estate	$-	$(6,772,313)
Additions to real estate	(43,305)	(3,254)
Mortgage notes payable	-	4,471,694
Minority interests	-	794,627
Common shares	-	429
Additional paid in capital	-	149,571
Acquisition of and additions to real estate properties	$(43,305)	$(1,359,246)
The following assets and liabilities were disposed of in connection with the dispositions of Lake Pointe, Highlander and Cold Springs:
Disposition of real estate	$8,184,686	$3,304,358
Disposition of investment in unconsolidated subsidiary	-	95,756
Restricted cash	-	110,566
Deferred costs and other assets	26,552	90,942
Mortgage note payable	(7,306,716)	(2,699,460)
Accounts payable and accrued liabilities	(140,997)	15,000
Security deposits	(4,111)	(43,914)
Dividends paid	-	(45,000)
Preferred shares	-	(950)
Additional paid in capital	-	(760,646)
Loss on sale of investment in real estate	(165,835)	-
Cash proceeds from dispositions of real estate properties	$593,579	$66,652
The following assets and liabilities were disposed of in connection with the disposition of certain assets of Stonehaven Technologies:
Disposition of equipment, net	$675,616	$-
Fair market value of marketable securities received	(5,988,000)	-
Deferred costs and other assets	1,225,223	-
Goodwill, net	2,451,695	-
Gain on sale of certain assets of Stonehaven Technologies	807,728	-
Costs associated with dispositions of certain assets of Stonehaven Technologies	$(827,738)	$-
Dividends and distributions payable	$209,139	$1,024,202
Sales and marketing warrant valuation	$-	$682,338
Software licensing prepaid minimum royalty	$300,000	$1,500,000

Note 11 – Information by Business Segment

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”.  This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments.  Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.  Management views the operations of its real estate properties and the operations of Stonehaven Technologies as two segments.

	Real Estate Properties	Stonehaven Technologies	Total
Nine months ended September 30, 2001
Revenues	$1,522,635	$1,911,815	$3,434,450
Operating expenses	599,595	963,573	1,563,168
Income from operations	$923,040	$948,242	$1,871,282
Segment assets at September 30, 2001	$12,281,555	$3,067,932	$15,349,487
Nine months ended September 30, 2000
Revenues	$4,120,779	$1,696,299	$5,817,078
Operating expenses	1,664,013	1,489,931	3,153,944
Income from operations	$2,456,766	$206,368	$2,663,134
Segment assets at September 30, 2000	$41,402,726	$6,965,407	$48,368,133

The following table reconciles income from operations for reportable segments to loss from operations as reported in the Consolidated Statements of Operations.

	Nine months ended September 30,
	2001	2000
Income from operations for reportable segments	$1,871,282	$2,663,134
Add:
Equity in income of unconsolidated entities	-	2,912
Minority interests	67,344	313,755
Less:
General and administrative	(1,474,820)	(2,148,895)
Interest	(597,099)	(1,379,765)
Product development	(114,917)	(421,456)
Nonrecurring expenses	-	(318,315)
Amortization	(1,318,224)	(993,616)
Depreciation	(385,418)	(675,361)
Loss from operations	$(1,951,852)	$(2,957,607)

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

In February 2000, the Company acquired Stonehaven Technologies, Inc. (formerly, RESoft, Inc.)  (“Stonehaven Technologies”), a Minnesota corporation that has developed software applications and that provides information technology services useful in real estate and other industries. During the remainder of 2000 and through July 10, 2001, the Company developed Stonehaven Technologies’ additional product offerings and included in its overall business focus the development and sale of Stonehaven Technologies’ software product and services. On July 10, 2001, Stonehaven Technologies sold all of its interest in its SmartCabinet software code (software technology replicating and mapping a company’s business logic in web base format) and related assets, including its REDocs initiatives, to Stellent, Inc., a Minnesota company (NASDAQ:STEL) (“Stellent”) pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent.

As a result of the operations of Stonehaven Technologies, the Company is no longer a REIT for federal tax purposes but maintains its status as a REIT under Maryland law.   For the year ended December 31, 2001, the Company expects to have taxable income as a result of the sale of certain assets on July 10, 2001, and as such, the Company expects to be subject to federal and state income taxes.

As of September 30, 2001, our unrestricted cash resources were $137,000 and our marketable securities available for sale were $2,880,000.  The Company’s marketable securities represent 200,000 shares of common stock of Stellent.  Such shares were acquired on July 10, 2001, had a fair market value as of July 9, 2001 aggregating $5,988,000 and were registered effective as of September 7, 2001 with the Securities and Exchange Commission. We are dependent on the Stellent stock in order to meet our short-term liquidity needs.  As such, we believe, our Company’s future performance will be closely tied to the performance of Stellent.

Our current overall objective is to focus on meeting current liquidity requirements in order to maximize shareholder value.  Our efforts in this regard have been significantly impaired by the deteriorating market conditions resulting from the general decline of business conditions over the last year as evidenced by the decline in the value of Stellent’s common stock.

In order to meet ongoing obligations of the Company and transaction costs associated with the sale of certain assets of Stonehaven Technologies, as of  September 30, 2001 a Trustee of the Company made a loan to the Company in the amount of $67,000 and subsequent to September 30, 2001 an Officer of the Company made a loan to the Company of approximately $100,000 and the Company sold 30,000 shares of common stock of Stellent.  Additionally, the Company has reserved 50,000 shares of common stock of Stellent to meet its future obligations.

We intend to maintain and operate our remaining commercial properties, which are 88.4% leased at September 30, 2001, due to the expected cash flow results.  However, the cash flow from our properties is not expected to fully fund our future liquid requirements, including among other factors, our ongoing general and administrative costs and our dividend commitment to our Class A Preferred shareholders.

We further intend to continue to operate as a document management consulting and development company, however, in a much more limited capacity. Since the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our licensing agreements and other related assets has been significantly impaired primarily due to the fact that Stellent has become an active competitor to our licensed technology. Stellent and other competitors have substantially greater resources, financial and otherwise, than we do.

On October 22, 2001, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to Class A Preferred Shares will be paid on November 19, 2001 to shareholders of record on November 5, 2001.

We continue to explore and evaluate all available alternatives, including, among others, to buy or sell additional properties or assets, to develop and sell future technology products or expand through the acquisition of new technology products, to pursue additional or alternate financing, whether debt or equity, or to continue to meet the ongoing dividend requirement of our Class A Preferred Shares.There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.  Additionally, we may determine not to adopt any additional business initiative.

Real Estate Segment

As of September 30, 2001, the Company owned the following four commercial real estate properties containing approximately 129,000 rentable square feet:

•      A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•      A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•      A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•      A 50,291 square-foot light industrial facility in Burnsville, Minnesota

 The Company’s interest in the real properties is held through Wellington Properties Investments, LP (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of September 30, 2001, held a 92.9% interest in the Operating Partnership.

On March 31, 2001, the Company sold the St. Cloud, Minnesota real property to an unrelated third party.  In exchange for the real property, the Company received approximately $8.3 million in cash.  In addition, the Company retired the related mortgage indebtedness of approximately $7.3 million.  The Company has recorded a loss on the sale of the investment in the real estate of approximately $166,000 as of September 30, 2001.

Technology Segment

As of September 30, 2001, the Company holds Stonehaven Technologies which, since 1991, has offered various information technology services and has been a reseller of various computer hardware and software products. Stonehaven Technologies, through July 10, 2001, has continued to provide similar service offerings and in addition, introduced a proprietary product, REDocs™, that adds certain features to existing document management software products.  On July 10, 2001, Stonehaven Technologies sold all of its interest in SmartCabinet software code (software technology replicating and mapping a company’s business logic in web base format) and related assets including its REDocs initiatives, to Stellent pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent.

In exchange for the SmartCabinet software code and related assets, Stonehaven Technologies received 200,000 unregistered shares of Stellent common stock (the "Stellent Shares") with a market value aggregating approximately $5,988,000 (valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001).  Stellent subsequently registered the Stellent Shares with the Securities and Exchange Commission effective September 7, 2001.  Additionally, Stonehaven Technologies retained the right to continue to sell the SmartCabinet product with certain retained Stellent Expedio software licenses pursuant to a Value Added Reseller Agreement dated September 30, 2000 between Stonehaven Technologies and Stellent.  Stonehaven Technologies will also receive a 2% royalty fee for two years for sales of the SmartCabinet product by Stellent and a 5% referral fee on sales of the SmartCabinet product to customers referred to Stellent by Stonehaven Technologies.   The Company has recorded a gain on the sale of the investment of certain assets of Stonehaven Technologies of approximately $808,000 as of September 30, 2001, net of the unamortized costs of certain royalties, licensing agreements, and goodwill.

In connection with the transaction, Stonehaven Technologies and Mary Henschel, former President of Stonehaven Technologies, entered into a Separation Agreement.  Ms. Henschel and most of Stonehaven Technologies' other employees are no longer employed by Stonehaven Technologies. Further, Duane H. Lund terminated his employment with Stonehaven Technologies as of September 9, 2001.  Associated costs in connection with the agreements have been accrued as of September 30, 2001.

Stonehaven Technologies also terminated its Exclusive Agency and Representation Agreement with Venture One Real Estate, LLC, and agreed to pay it a $262,500 termination fee.  In connection with the termination, the warrants associated with the agreement were cancelled.

Income Taxes

The Company is now subject to federal and state income taxes.  See income tax disclosure in Note 2 of the financial statements for effect on operations.

Results of Operations

The Company’s revenues include the following: rental revenues, tenant recoveries, revenues from technology consulting services, and revenues from sales of hardware and software.

Comparison of the Nine Month Period Ended September  30, 2001 and 2000:  Rental revenue decreased by approximately $1,543,000 or 63.3% for the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000. Tenant recoveries decreased by approximately $845,000 or 59.8% for the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000.  The decreased rental revenue and tenant recoveries were primarily a result of the Company's dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000 and Cold Springs on March 30, 2001, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000.  Professional services and sales of hardware and software increased by approximately $107,000 or 6.3% for the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000.  The increase is primarily the result of the Company’s increased sales during 2001 offset in part by the disposition of certain assets of Stonehaven Technologies on July 10, 2001.  Interest income and other income decreased by $102,000 during these same periods primarily due to the use of cash and cash equivalents, offset, in part, by reimbursed expenses received from Stellent in relation to the sale of certain assets of Stonehaven Technologies on July 10, 2001.

Total expenses decreased from approximately $9,091,000 for the nine month period ended September 30, 2000 to $5,454,000 for the nine month period ended September 30, 2001, a net decrease of $3,637,000 as described below.

•      Decreased costs of approximately $504,000, in costs related to professional services and sales of hardware and software, were primarily a result of decreased costs relating to hardware sales and the disposition of certain assets of Stonehaven Technologies offset, in part, by the allocation of costs associated with personnel between costs related to professional services and sales of hardware and software and product development.

•      Decreased costs of approximately $22,000, related to advertising and promotion, were primarily a result of the disposition of certain assets of Stonehaven Technologies on July 10, 2001.

•      Decreased costs of approximately $307,000, related to product development, were primarily a result of the allocation of costs associated with personnel between product development and costs related to professional services and sales of hardware and software.

•      Decreased costs of approximately $547,000, $396,000, $121,000, $674,000 and $783,000, related to property, operating and maintenance, property taxes and insurance, management fees, general and administrative and interest expense, respectively, were primarily a result of the dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000, Cold Springs on March 30, 2001 and certain assets of Stonehaven Technologies on July 10, 2001.  The decreases were offset, in part, by the acquisitions of the Plymouth Properties on February 29, 2000.

•      Nonrecurring charges of approximately $318,000 incurred during 2000 primarily related to costs associated with abandonment of projects and the severance package associated with the disposition of Lake Pointe on June 30, 2000.

•      Depreciation and amortization increased from approximately $1,669,000 for the period ended September 30, 2000 to $1,704,000 for the comparable period in 2001, an increase of $35,000 or 2.1%, primarily as a result of the Company's amortization of the non-refundable prepaid minimum royalties, and the increased depreciation from the Plymouth Properties acquired in 2000.  All of these increases were offset, in part, by reduced depreciation resulting from the dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000, Cold Springs on March 30, 2001 and certain assets of Stonehaven Technologies on July 10, 2001.

There was no equity in income of unconsolidated subsidiary for the nine month period ended September 30, 2001 as compared to $2,912 for the nine month period ended September 30, 2000 due to the sale and transfer of the Company's 8% interest in Highlander on June 30, 2000.

The loss on sale of investment in real estate of $166,000 was a result of the additional loss recognized on the sale of the St. Cloud, Minnesota property.   A portion of the loss from the sale of the St. Cloud, Minnesota property was accrued as of December 31, 2000.

The gain on sale of certain assets of Stonehaven Technologies of $808,000 was a result of the disposition of certain assets of Stonehaven Technologies.

As a result of the above factors, the loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest decreased from approximately $3,274,000 for the nine month period ended September 30, 2000 to approximately $2,019,000 for the nine month period ended September 30, 2001.  Additionally, the net loss available to Common Shareholders decreased from approximately $3,601,000 for the nine month period ended September 30, 2000 to $1,675,000 for the nine month period ended September 30, 2001.

Comparison of the Three Month Period Ended September 30, 2001 and 2000:  Rental revenue decreased by approximately $509,000 or 71.6% for the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000.  Tenant recoveries decreased by approximately $377,000 or 74.6% for the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000.  The decreased rental revenue and tenant recoveries were primarily a result of the Company's dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000 and Cold Springs on March 30, 2001, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000.  Professional services and sales of hardware and software decreased by approximately $469,000 or 71.4% for the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000.  The decrease is primarily the result of the disposition of certain assets of Stonehaven Technologies on July 10, 2001.  Interest income and other income increased by $30,000 during these same periods primarily a result of reimbursed expenses received from Stellent in relation to the sale of certain assets of Stonehaven Technologies on July 10, 2001, offset, in part, by the use of cash and cash equivalents.

Total expenses decreased from approximately $3,541,000 for the three month period ended September 30, 2000 to $940,000 for the three month period ended September 30, 2001, a net decrease of $2,601,000 described below.

•      Decreased costs of approximately $112,000, related to advertising and promotion, were primarily a result of the disposition of certain assets of Stonehaven Technologies on July 10, 2001.

•      Decreased costs of approximately $534,000, in costs related to professional services and sales of hardware and software, were primarily a result of decreased costs relating to hardware sales and the disposition of certain assets of Stonehaven Technologies offset, in part, by the allocation of costs associated with personnel between costs related to professional services and sales of hardware and software and product development.

•      Decreased costs of approximately $128,000, related to product development, were primarily a result of the allocation of costs associated with personnel between product development and costs related to professional services and sales of hardware and software.

•      Decreased costs of approximately $214,000, $178,000, $46,000, $412,000 and $316,000, related to property, operating and maintenance, property taxes and insurance, management fees, general and administrative and interest expense, respectively, were primarily a result of the dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000, Cold Springs on March 30, 2001 and certain assets of Stonehaven Technologies on July 10, 2001.  The decreases were offset, in part, by the acquisitions of the Plymouth Properties on February 29, 2000.

•      Nonrecurring charges of approximately $82,000 incurred during 2000 primarily related to costs associated with abandonment of projects and the severance package associated with the disposition of Lake Pointe on June 30, 2000.

•      Depreciation and amortization decreased from approximately $724,000 for the period ended June 30, 2000 to $145,000 for the comparable period in 2001, an decrease of $579,000 or 80.0%, primarily as a result of the Company's sale of certain assets of Stonehaven Technologies, and reduced depreciation resulting from the dispositions of Lake Pointe, Thresher and Cold Springs.  All of the decreased were offset, in part, by amortization of the non-refundable prepaid minimum royalties, and the increased depreciation from the Plymouth Properties acquired in 2000.

The gain on sale of certain assets of Stonehaven Technologies of $808,000 was a result of the disposition of certain assets of Stonehaven Technologies.

As a result of the above factors, the loss from operations before (income) loss allocated to minority interest decreased from approximately $1,590,000 for the three month period ended September 30, 2000 to approximately $314,000 for the three month period ended September 30, 2001.  Additionally, the net loss available to Common Shareholders decreased from approximately $1,817,000 for the three month period ended September 30, 2000 to net income available to Common Shareholders of $427,000 for the three month period ended September 30, 2001.

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

As of September 30, 2001, our unrestricted cash resources were $137,000 and our marketable securities available for sale were $2,880,000.  The Company’s marketable securities represent 200,000 shares of common stock of Stellent.  Such shares were acquired on July 10, 2001, had a fair market value as of July 9, 2001 aggregating $5,988,000 and were registered effective as of September 7, 2001 with the Securities and Exchange Commission. We are dependent on the Stellent stock in order to meet our short-term liquidity needs.  As such, we believe, our Company’s future performance will be closely tied to the performance of Stellent.

Our current overall objective is to focus on meeting current liquidity requirements in order to maximize shareholder value.  Our efforts in this regard have been significantly impaired by the deteriorating market conditions resulting from the general decline of business conditions over the last year as evidenced by the decline in the value of Stellent’s common stock.

In order to meet ongoing obligations of the Company and transaction costs associated with the sale of certain assets of Stonehaven Technologies, as of September 30, 2001 a Trustee of the Company made a loan to the Company in the amount of $67,000 and subsequent to September 30, 2001 an Officer of the Company made a loan to the Company of approximately $100,000 and the Company sold 30,000 shares of common stock of Stellent.  Additionally, the Company has reserved 50,000 shares of common stock of Stellent to meet its future obligations.

We intend to maintain and operate our remaining commercial properties, which are 88.4% leased at September 30, 2001, due to the expected cash flow results.  However, the cash flow from our properties is not expected to fully fund our future liquid requirements, including among other factors, our ongoing general and administrative costs, tenant improvements and our dividend commitment to our Class A Preferred shareholders.

We further intend to continue to operate as a document management consulting and development company, however, in a much more limited capacity. Since the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our licensing agreements and other related assets has been significantly impaired primarily due to the fact that Stellent has become an active competitor to our licensed technology.  Stellent and other competitors have substantially greater resources, financial and otherwise, than we do.

On October 22, 2001, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to Class A Preferred Shares will be paid on November 19, 2001 to shareholders of record on November 5, 2001.

We continue to explore and evaluate all available alternatives, including, among others, to buy or sell additional properties or assets, to develop and sell future technology products or expand through the acquisition of new technology products, to pursue additional or alternate financing, whether debt or equity, or to continue to meet the ongoing dividend requirement of our Class A Preferred Shares.  There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.  Additionally, we may determine not to adopt any additional business initiative.

On April 19, 2001, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to the Class A Preferred Shares was paid on May 15, 2001 to shareholders of record on April 30, 2001.

Cash Flows

During the nine month period ended September 30, 2001, the Company generated (i) approximately $594,000 from net cash proceeds in connection with the disposition of Cold Springs and (ii) $67,000 from proceeds from related party note payable.  These cash flows coupled with our unrestricted cash funds were used primarily for (i) cash used in operating activities of approximately $33,000, including payments of minimum royalty on licensing agreement totaling $1,350,000; (ii) acquisition of and additions to real estate properties of approximately $43,000; (iii) acquisition of computer hardware, software and other fixed assets of approximately $64,000; (iv) acquisition of licensing agreements of approximately $300,000; (v) costs associated with the disposition of certain assets of Stonehaven Technologies of approximately $828,000; (vi) payments on mortgage loans and notes payable of approximately $77,000; and (vii) distributions to holders of Class A Preferred Shares of approximately $815,000.  As a result, the Company's cash balance decreased by approximately $1,499,000 from approximately $1,636,000 at December 31, 2000 to $137,000 at September 30, 2001.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 29, 2000, Stonehaven notified Odeh Muhawesh, a Trustee of the Company, that it was suspending its payment to him under a promissory note assumed by Stonehaven Technologies. Stonehaven Technologies assumed the payment obligation in February 2000 pursuant to the terms of the merger agreement between the Company, Stonehaven Technologies and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into Stonehaven Technologies. Management of the Company believes Mr. Muhawesh is in default under the merger agreement for, among other things, failure by him to cause to be transferred to Stonehaven Technologies 5% of the issued and outstanding stock of MyFreeDesk.com, Inc.

On January 8, 2001, Mr. Muhawesh filed a complaint against Stonehaven Technologies in the District Court of Hennepin County, Minnesota alleging that Stonehaven Technologies failed to pay him $350,000 on January 1, 2001 under the terms of a promissory note. The Company has filed a counterclaim against Mr. Muhawesh requesting, among other things, the repayment of amounts previously paid to him under the promissory note.  The parties are conducting discovery proceedings.

ITEM 2.  CHANGES IN SECURITIES

a.  None

b.  None

c.  None

d.  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders on November 8, 2001:

(a)	Meeting type and date:	Annual Meeting of Shareholders, November 8, 2001

(b)	Trustees elected at meeting:	Paul T. Lambert

(c)	Description of each matter voted on at meeting:

Results of vote:

Paul T. Lambert
	For	4,654,546
	Against or withheld	153,862
	Abstentions and broker non-votes	2,018,246

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Declaration of Trust (filed with the Company's Registration Statement on Form SB–2 (Commission File No. 33–82888C) and incorporated herein by reference)
3.2	Bylaws of the Company (filed with the Company's Registration Statement on Form SB–2 (Commission file No. 33–82888C and incorporated herein by reference)
3.3	Articles of Amendment and Restatement of the Declaration of Trust (filed as Exhibit E with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)
10.1	Agreement of Limited Partnership of the Operating Partnership dated as of August 31, 1998 (filed as Exhibit C with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)
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
10.4

Amended and Restated Contribution Agreement between the Company, the Operating Partnership, AREE and other limited partnership Unit recipients dated as of August 31, 1998 (filed as Exhibit A with the Company's Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.5

Purchase Agreement by and between Maple Grove Apartment Homes, Inc. and The Shelard Group, Inc., dated July 2, 1999 (filed with the Company's Current Report on Form 8–K on November 23, 1999 and incorporated herein by reference)

10.6

Agreement and Plan of Reorganization dated as of February 25, 2000, by and among the Company, NTLI Acquisition Corporation, a Delaware corporation, NETLink International, Inc., a Minnesota corporation and Odeh A. Muhawesh, Mary Henschel, Alan Schmidt, Ahmad Yassine, Patrick Archbold, Ann Wessels, Art Carruth, Patricia Hewitt, Thomas walker and Sherry Ajax (filed as Exhibit 2.2 with the Company's Form 8-K on March 17, 2000 and incorporated herein by reference)

10.7

Contribution Agreement between Wellington Partners, L.P., the Company and Plymouth Partners II, LLC and other LP Unit Recipients dated as of February 29, 2000 (filed as Exhibit 2.3 with the Company's Form 8-K on March 17, 2000 and incorporated herein by reference)

10.8

Stock Exchange Agreement between the Company and Wellington Management Corporation effective June 30, 2000 (filed with the Company's Current Report on Form 8–K on July 14, 2000 and incorporated herein by reference)

10.9

Exclusive Agency and Representation Agreement between RESoft, Inc. and Venture One Real Estate, LLC (filed with the Company's Quarterly Report for the period September 30, 2000 on Form 10–QSB filed on November 14, 2000 and incorporated herein by reference)

10.10

Membership Unit Purchase Agreement dated December 29, 2000, between theCompany, Wellington Properties Investments, L.P., and Steven B. Hoyt, Bruce K. Hoyt, Donald Ringrose, and Richard Wolsfeld (filed with the Company's Current Report as Exhibit 10.1 on Form 8–K on January 16, 2001 and incorporated herein by reference)

10.11

Purchase Agreement between CSC of Minnesota, LLC and IRET Properties dated January 8, 2001. (filed with the Company’s Quarterly Report for the period June 30, 2001 on Form 10-QSB filed August 14, 2001)

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

(b) Reports On Form 8-K

During the three months ended September 30, 2001 and through November 5, 2001, the Company filed the following report:

On July 18, 2001, the Company reported the sale of Stonehaven Technologies Inc.’s (formerly RESoft, Inc.) interest in SmartCabinet software code (software technology replicating and mapping a company’s business logic in web base format) and related assets including its REDocs initiatives, to Stellent, Inc. (formerly IntraNet Solutions, Inc.).

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stonehaven Realty Trust
	By:	/s/ Duane H. Lund
Date: November 9, 2001		Duane H. Lund Chief Executive Officer Chief Accounting Officer