Form 10QSB/A
period 2001-09-30
STONEHAVEN REALTY TRUST
filed 2002-03-27
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB/A No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File Number:

0-25074

STONEHAVEN REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	39-6594066 (I.R.S. Employer Identification Number)
5620 Smetana Road, Suite 330, Minnetonka, MN (Address of principal executive offices)	55343 (Zip code)

Issuer’s telephone number: 952-935-5411 Fax number: 952-935-5659

4150 Olson Memorial Highway, Minneapolis, MN  55422

(Former address)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Shares, $0.01 par value

___________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

As of March 1, 2002, 4,517,524 shares of the issuer’s common shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

(Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 27 pages. There are no exhibits.

STONEHAVEN REALTY TRUST AND SUBSIDIARIES

FORM 10-QSB

Stonehaven Realty Trust and Subsidiaries
Consolidated Balance Sheet

 September 30, 2001

(unaudited)

ASSETS
Investments in fixed assets:
Land	$2,195,034
Buildings and improvements	8,823,447
Computer hardware, software and other fixed assets	69,922
11,088,403
Accumulated depreciation and amortization	(502,965)
Net investments in real estate	10,585,438
Cash and cash equivalents	136,670
Marketable securities, net	2,880,000
Accounts receivable, net	148,881
Restricted cash	276,496
Other assets, net	78,802
Deferred income taxes	1,243,200
TOTAL ASSETS	$15,349,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans and notes payable	$6,564,874
Related party notes payable	402,000
Income taxes payable	50,000
Accounts payable and accrued expenses	1,464,528
Deferred revenue and security deposits	135,832
Dividends and distributions payable	209,139
Total liabilities	8,826,373

Minority interest in consolidated subsidiary	30,449

COMMITMENTS AND CONTINGENCIES: (Note 8)

Shareholders’ equity:
Preferred Shares — $0.01 par value, 10,000,000 authorized: 663,291 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	6,633
Common Shares — $0.01 par value, 100,000,000 authorized; 4,517,524 shares issued and outstanding	45,176
Additional paid-in capital	25,595,216
Accumulated other comprehensive loss; net unrealized loss on marketable securities	(1,864,800)
Accumulated deficit	(17,249,791)
Treasury stock, at cost	(39,769)
Total shareholders’ equity	6,492,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,349,487

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations

(unaudited)

	For the nine months ended September 30,
	2001	2000
Revenues
Rental revenue	$895,594	$2,438,178
Tenant recoveries	568,061	1,413,101
Professional services and sales of hardware and software	1,803,266	1,696,299
Interest and other	167,529	269,500
Total revenues	3,434,450	5,817,078
Expenses
Property, operating and maintenance	176,359	723,549
Advertising and promotion	107,821	129,694
Property taxes and insurance	353,119	749,320
Depreciation and amortization	1,703,642	1,668,977
Interest	597,099	1,379,765
General and administrative	1,474,820	2,148,895
Management fees	70,084	191,144
Costs related to professional services and sales of hardware and software	855,785	1,360,237
Product development	114,917	421,456
Nonrecurring expenses	—	318,315
Total expenses	5,453,646	9,091,352
Loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest	(2,019,196)	(3,274,274)
Equity in income of unconsolidated subsidiary	—	2,912
Loss allocated to minority interest	67,344	313,755
Loss from operations	(1,951,852)	(2,957,607)
Loss on sale of investments in real estate	(165,835)	—
Gain on sale of certain assets of Stonehaven Technologies	397,263	—
Loss before provision for income taxes	(1,720,424)	(2,957,607)
Provision for income taxes	(50,000)	—
Net Loss	(1,770,424)	(2,957,607)
Preferred Share Dividends	(315,063)	(643,558)
Net loss available to Common Shareholders	$(2,085,487)	$(3,601,165)
Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.46)	$(0.84)
Weighted average number of Common Shares outstanding	4,517,524	4,288,956

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations - continued

(unaudited)

	For the nine months ended September 30,
	2001	2000
Comprehensive loss:
Net Loss	$(1,770,424)	$(2,957,607)
Other comprehensive loss:
Unrealized loss on marketable securities	(3,108,000)	—
Tax effect	1,243,200	—
	(1,864,800)	—
Comprehensive loss	$(3,635,224)	$(2,957,607)

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,
	2001	2000
Revenues
Rental revenue	$202,164	$711,179
Tenant recoveries	128,585	505,560
Professional services and sales of hardware and software	187,518	656,065
Interest and other	108,227	77,816
Total revenues	626,494	1,950,620
Expenses
Property, operating and maintenance	28,355	241,947
Advertising and promotion	13,623	125,693
Property taxes and insurance	88,851	267,411
Depreciation and amortization	145,233	723,840
Interest	124,421	440,469
General and administrative	401,771	813,758
Management fees	16,823	62,571
Costs related to professional services and sales of hardware and software	120,956	654,944
Product development	—	127,856
Nonrecurring expenses	—	82,150
Total expenses	940,033	3,540,639
Loss from operations before (income) loss allocated to minority interest	(313,539)	(1,590,019)
(Income) loss allocated to minority interest	(17,169)	88,268
Loss from Operations	(330,708)	(1,501,751)
Gain on sale of certain assets of Stonehaven Technologies	397,263	—
Income (loss) before provision for income taxes	66,555	(1,501,751)
Provision for income taxes	(50,000)	—
Net Income (Loss)	16,555	(1,501,751)
Preferred Share Dividends	—	(315,063)
Net income (loss) available to Common Shareholders	$16,555	$(1,816,814)
Net income (loss) available to Common Shareholders per Common Share: Basic and Diluted	$0.00	$(0.36)

Weighted average number of Common Shares outstanding: Basic and Diluted	4,517,524	5,012,506

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations - continued

(unaudited)

	For the three months ended September 30,
	2001	2000
Comprehensive income (loss):
Net Income (Loss)	$16,555	$(1,501,751)
Other Comprehensive income (loss):
Unrealized loss on marketable securities	(3,108,000)	—
Tax effect	1,243,200	—
	(1,864,800)	—
Comprehensive loss	$(1,848,245)	$(1,501,751)

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(1,770,424)	$(2,957,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,703,642	1,668,977
Loss allocated to minority interest	(67,344)	(313,755)
Loss on sales of investment of real estate	165,835	—
Gain on sale of certain assets of Stonehaven Technologies	(397,263)	—
Equity in income of unconsolidated subsidiary	—	(2,912)
Net change in assets and liabilities:
Accounts receivable, net	324,633	24,710
Restricted cash	757,538	(1,466,585)
Other assets, net	65,418	(3,749)
Income taxes payable	50,000	—
Accounts payable and accrued expenses	(854,279)	486,395
Deferred revenue and security deposits	(10,383)	170,692
Net cash used in operating activities	(32,627)	(2,393,834)

Cash flows from investing activities:
Acquisition of and additions to real estate properties	(43,305)	(1,359,246)
Acquisition of computer hardware, software and other fixed assets	(63,649)	(857,550)
Acquisition of licensing agreements	(300,000)	—
Cash proceeds from disposition of real estate property	593,579	66,652
Costs associated with disposition of certain assets of Stonehaven Technologies	(827,738)	—
Cash proceeds from acquisition of consolidated subsidiary	—	160,759
Redemption of marketable securities, net	—	5,188,779
Investment in unconsolidated subsidiary	—	7,425
Net cash (used in) provided by investing activities	(641,113)	3,206,819

Cash flows from financing activities:
Payments for financing transactions	—	(61,249)
Payments on mortgage loans and notes payable	(77,443)	(422,515)
Payments on line of credit	—	(68,466)
Payments of related party note payable	—	(415,000)
Repurchase of Common Shares	—	(39,769)
Dividends/distributions paid	(815,063)	(433,519)
Proceeds from related party note payable	67,000	—
Net cash used in financing activities	(825,506)	(1,440,518)

Net decrease in cash and cash equivalents	(1,499,246)	(627,533)
Cash and cash equivalents
Beginning of period	1,635,916	2,892,724
End of period	$136,670	$2,265,191

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Organization

Stonehaven Realty Trust (the “Company”) is a real estate and technology company separated into two business segments: a commercial real estate segment which acquires, owns and operates commercial real estate and a technology segment which provides information technology consulting and document management solutions.

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

On July 10, 2001, Stonehaven Technologies, Inc. (Formerly, RESoft, Inc.) (“Stonehaven Technologies”), a Delaware company and a wholly-owned subsidiary of Stonehaven Realty Trust, sold certain of its assets to Stellent, Inc. (Formerly, IntraNet Solutions, Inc.) (“Stellent”), a Minnesota company (NASDAQ: STEL).

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The Company has prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of the financial position of the Company as of September 30, 2001, the results of their operations for the nine months and three months ended September 30, 2001 and 2000, and their cash flows for the nine month periods ended September 30, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company’s consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB for the year ended December 31, 2000.

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

As a result of the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our royalties, and licensing agreements has been significantly impaired primarily due to the fact that Stellent has become an active competitor to our technology. Stellent and other competitors have substantially greater resources, financial and otherwise, than we do.   As a result, the Company considers the remaining unamortized costs of these assets of approximately $1,620,000 ($2,482,000 net of accumulated amortization of approximately $862,000) as an offset to the gain on sale of certain assets of Stonehaven Techologies.

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

In exchange for the SmartCabinet software code and related assets, Stonehaven Technologies received 200,000 unregistered shares of Stellent common stock (the “Stellent Shares”) with a market value aggregating approximately $5,988,000 (valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001).  Stellent subsequently registered the Stellent Shares with the Securities and Exchange Commission effective September 7, 2001.  Additionally, Stonehaven Technologies retained the right to continue to sell the SmartCabinet product with certain retained Stellent Expedio software licenses pursuant to a Value Added Reseller Agreement dated September 30, 2000 between Stonehaven Technologies and Stellent.  Stonehaven Technologies will also receive a 2% royalty fee for two years for sales of the SmartCabinet product by Stellent and a 5% referral fee on sales of the SmartCabinet product to customers referred to Stellent by Stonehaven Technologies.   The Company has recorded a gain on the sale of approximately $397,000 as of September 30, 2001,  net of the unamortized costs of certain royalties, licensing agreements, and goodwill.

In connection with the transaction, Stonehaven Technologies and Mary Henschel, former President of Stonehaven Technologies, entered into a Separation Agreement.  Ms. Henschel and most of Stonehaven Technologies’ other employees are no longer employed by Stonehaven Technologies.  Further, Duane H. Lund terminated his employment with Stonehaven Technologies as of September 9, 2001.  Associated costs in connection with the agreements have been accrued as of September 30, 2001.

Stonehaven Technologies also terminated its Exclusive Agency and Representation Agreement with Venture One Real Estate, LLC, in July 2001 and agreed to pay it a $262,500 termination fee.  Further in connection with the July 2001 transaction, the warrants associated with certain intangible assets were cancelled.

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

	For the nine months ended September 30,
	2001	2000
Numerator
Net Loss	$(1,770,424)	$(2,957,607)
Preferred Share Dividends	(315,063)	(643,558)

Net loss available to Common Shareholders	$(2,085,487)	$(3,601,165)

Denominator
Weighted average Common Shares outstanding at September 30, 2001 and 2000, respectively: Basic and Diluted	4,517,524	4,288,956

Basic and Diluted EPS
Net loss available to Common Shareholders — Basic and Diluted	$(0.46)	$(0.84)

Note 8 — Commitments and Contingencies

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

Note 9—Related Party Transactions

Management Fees

The Company maintains a property management agreement with Hoyt Properties Inc. (“Hoyt”), an entity controlled by a Trustee of the Company, to serve as Property Manager of the commercial properties owned by the Company.  In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service. Management fees paid to Hoyt were approximately $70,000 and $145,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

Note 10— Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2001	2000
Interest paid	$625,768	$1,206,931
Supplemental schedule of non-cash investing and financing activities:
The following assets and liabilities were assumed in connection with the acquisition of Stonehaven Technologies:
Furniture and equipment	$—	$(74,672)
Accounts receivable	—	(430,888)
Goodwill	—	(4,499,777)
Other assets	—	(74,604)
Line of credit	—	68,466
Related party note payable	—	750,000
Other liabilities	—	422,233
Common Shares	—	9,143
Additional paid in capital	—	3,990,858
Cash proceeds from acquisition of consolidated subsidiary	$—	$160,759

Note 10— Supplemental Information to Statements of Cash Flows - continued

	For the nine months ended September 30,
	2001	2000
The following assets and liabilities were assumed in connection with the acquisition of the Plymouth Properties and additions to other properties:
Purchase of real estate	$—	$(6,772,313)
Additions to real estate	(43,305)	(3,254)
Mortgage notes payable	—	4,471,694
Minority interests	—	794,627
Common shares	—	429
Additional paid in capital	—	149,571
Acquisition of and additions to real estate properties	$(43,305)	$(1,359,246)
The following assets and liabilities were disposed of in connection with the dispositions of Lake Pointe, Highlander and Cold Springs:
Disposition of real estate	$8,184,686	$3,304,358
Disposition of investment in unconsolidated subsidiary	—	95,756
Restricted cash	—	110,566
Deferred costs and other assets	26,552	90,942
Mortgage note payable	(7,306,716)	(2,699,460)
Accounts payable and accrued liabilities	(140,997)	15,000
Security deposits	(4,111)	(43,914)
Dividends paid	—	(45,000)
Preferred shares	—	(950)
Additional paid in capital	—	(760,646)
Loss on sale of investment in real estate	(165,835)	—
Cash proceeds from dispositions of real estate properties	$593,579	$66,652
The following assets and liabilities were disposed of in connection with the disposition of certain assets of Stonehaven Technologies:
Disposition of equipment, net	$675,616	$—
Fair market value of marketable securities received	(5,988,000)	—
Deferred costs and other assets	1,635,688	—
Goodwill, net	2,451,695	—
Gain on sale of certain assets of Stonehaven Technologies	397,263	—
Costs associated with dispositions of certain assets of Stonehaven Technologies	$(827,738)	$—
Dividends and distributions payable	$209,139	$1,024,202
Sales and marketing warrant valuation	$—	$682,338
Software licensing prepaid minimum royalty	$300,000	$1,500,000

Note 11 — Information by Business Segment

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

	Nine months ended September 30,
	2001	2000
Income from operations for reportable segments	$1,871,282	$2,663,134
Add:
Equity in income of unconsolidated entities	—	2,912
Minority interests	67,344	313,755
Less:
General and administrative	(1,474,820)	(2,148,895)
Interest	(597,099)	(1,379,765)
Product development	(114,917)	(421,456)
Nonrecurring expenses	—	(318,315)
Amortization	(1,318,224)	(993,616)
Depreciation	(385,418)	(675,361)
Loss from operations	$(1,951,852)	$(2,957,607)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

This report on Form 10-QSB contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward—looking statements are based on certain assumptions and describe future plans, strategies and expectations of the Company.  They are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual performance, events or results may differ materially from such forward-looking statements. Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, changes in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company’s principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied spaced upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the Company’s acquisitions, potential liability under environmental or other laws and regulations, expanding a new line of business, customer demand for online services and products, uncertainty of emerging online services, ability to meet competition, loss of existing key personnel, ability to hire and retain future personnel, the failure of the Company to manage its growth effectively and the other risks identified in  this filing or other reports of the Company filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward—looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results is included in other Company filings with the Securities and Exchange Commission.

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

In exchange for the SmartCabinet software code and related assets, Stonehaven Technologies received 200,000 unregistered shares of Stellent common stock (the “Stellent Shares”) with a market value aggregating approximately $5,988,000 (valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001).  Stellent subsequently registered the Stellent Shares with the Securities and Exchange Commission effective September 7, 2001.  Additionally, Stonehaven Technologies retained the right to continue to sell the SmartCabinet product with certain retained Stellent Expedio software licenses pursuant to a Value Added Reseller Agreement dated September 30, 2000 between Stonehaven Technologies and Stellent.  Stonehaven Technologies will also receive a 2% royalty fee for two years for sales of the SmartCabinet product by Stellent and a 5% referral fee on sales of the SmartCabinet product to customers referred to Stellent by Stonehaven Technologies.   The Company has recorded a gain on the sale of the investment of certain assets of Stonehaven Technologies of approximately $397,000 as of September 30, 2001, net of the unamortized costs of certain royalties, licensing agreements, and goodwill.

In connection with the transaction, Stonehaven Technologies and Mary Henschel, former President of Stonehaven Technologies, entered into a Separation Agreement.  Ms. Henschel and most of Stonehaven Technologies’ other employees are no longer employed by Stonehaven Technologies. Further, Duane H. Lund terminated his employment with Stonehaven Technologies as of September

9, 2001.  Associated costs in connection with the agreements have been accrued as of September 30, 2001.

Stonehaven Technologies also terminated its Exclusive Agency and Representation Agreement with Venture One Real Estate, LLC, in July 2001 and agreed to pay it a $262,500 termination fee.  Further in connection with the July 2001 transaction, the warrants associated with certain intangible assets were cancelled.

Income Taxes

The Company is now subject to federal and state income taxes.  See income tax disclosure in Note 2 of the financial statements for effect on operations.

Results of Operations

The Company’s revenues include the following: rental revenues, tenant recoveries, revenues from technology consulting services, and revenues from sales of hardware and software.

Comparison of the Nine Month Period Ended September  30, 2001 and 2000:  Rental revenue decreased by approximately $1,543,000 or 63.3% for the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000. Tenant recoveries decreased by approximately $845,000 or 59.8% for the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000.  The decreased rental revenue and tenant recoveries were primarily a result of the Company’s dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000 and Cold Springs on March 30, 2001, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000.  Professional services and sales of hardware and software increased by approximately $107,000 or 6.3% for the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000.  The increase is primarily the result of the Company’s increased sales during 2001 offset in part by the disposition of certain assets of Stonehaven Technologies on July 10, 2001.  Interest income and other income decreased by $102,000 during these same periods primarily due to the use of cash and cash equivalents, offset, in part, by reimbursed expenses received from Stellent in relation to the sale of certain assets of Stonehaven Technologies on July 10, 2001.

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

•                  Depreciation and amortization increased from approximately $1,669,000 for the period ended September 30, 2000 to $1,704,000 for the comparable period in 2001, an increase of $35,000 or 2.1%, primarily as a result of the Company’s amortization of the non-refundable prepaid minimum royalties, and the increased depreciation from the Plymouth Properties acquired in 2000.  All of these increases were offset, in part, by reduced depreciation resulting from the dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000, Cold Springs on March 30, 2001 and certain assets of Stonehaven Technologies on July 10, 2001.

There was no equity in income of unconsolidated subsidiary for the nine month period ended September 30, 2001 as compared to $2,912 for the nine month period ended September 30, 2000 due to the sale and transfer of the Company’s 8% interest in Highlander on June 30, 2000.

The loss on sale of investment in real estate of $166,000 was a result of the additional loss recognized on the sale of the St. Cloud, Minnesota property.   A portion of the loss from the sale of the St. Cloud, Minnesota property was accrued as of December 31, 2000.

The gain on sale of certain assets of Stonehaven Technologies of $397,000 was a result of the disposition of certain assets of Stonehaven Technologies.

As a result of the above factors, the loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest decreased from approximately $3,274,000 for the nine month period ended September 30, 2000 to approximately $2,019,000 for the nine month period ended September 30, 2001.  Additionally, the net loss available to Common Shareholders decreased from approximately $3,601,000 for the nine month period ended September 30, 2000 to $2,085,000 for the nine month period ended September 30, 2001.

Comparison of the Three Month Period Ended September 30, 2001 and 2000:  Rental revenue decreased by approximately $509,000 or 71.6% for the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000.  Tenant recoveries decreased by approximately $377,000 or 74.6% for the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000.  The decreased rental revenue and tenant recoveries were primarily a result of the Company’s dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000 and Cold Springs on March 30, 2001, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000.  Professional services and sales of hardware and software decreased by approximately $469,000 or 71.4% for the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000.  The decrease is primarily the result of the disposition of certain assets of Stonehaven Technologies on July 10, 2001.  Interest income and other income increased by $30,000 during these same periods primarily a result of reimbursed expenses received from Stellent in relation to the sale of certain assets of Stonehaven Technologies on July 10, 2001, offset, in part, by the use of cash and cash equivalents.

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

•                  Depreciation and amortization decreased from approximately $724,000 for the period ended June 30, 2000 to $145,000 for the comparable period in 2001, an decrease of $579,000 or 80.0%, primarily as a result of the Company’s sale of certain assets of Stonehaven Technologies, and reduced depreciation resulting from the dispositions of Lake Pointe, Thresher and Cold Springs.  All of the decreased were offset, in part, by amortization of the non-refundable prepaid minimum royalties, and the increased depreciation from the Plymouth Properties acquired in 2000.

The gain on sale of certain assets of Stonehaven Technologies of $397,000 was a result of the disposition of certain assets of Stonehaven Technologies.

As a result of the above factors, the loss from operations before (income) loss allocated to minority interest decreased from approximately $1,590,000 for the three month period ended September 30, 2000 to approximately $314,000 for the three month period ended September 30, 2001.  Additionally, the net loss available to Common Shareholders decreased from approximately $1,817,000 for the three month period ended September 30, 2000 to net income available to Common Shareholders of $17,000 for the three month period ended September 30, 2001.

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

Cash Flows

During the nine month period ended September 30, 2001, the Company generated (i) approximately $594,000 from net cash proceeds in connection with the disposition of Cold Springs and (ii) $67,000 from proceeds from related party note payable.  These cash flows coupled with our unrestricted cash funds were used primarily for (i) cash used in operating activities of approximately $33,000, including payments of minimum royalty on licensing agreement totaling $1,350,000; (ii) acquisition of and additions to real estate properties of approximately $43,000; (iii) acquisition of computer hardware, software and other fixed assets of approximately $64,000; (iv) acquisition of licensing agreements of approximately $300,000; (v) costs associated with the disposition of certain assets of Stonehaven Technologies of approximately $828,000; (vi) payments on mortgage loans and notes payable of approximately $77,000; and (vii) distributions to holders of Class A Preferred Shares of approximately $815,000.  As a result, the Company’s cash balance decreased by approximately $1,499,000 from approximately $1,636,000 at December 31, 2000 to $137,000 at September 30, 2001.

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Declaration of Trust (filed with the Company’s Registration Statement on Form SB-2 (Commission File No. 33-82888C) and incorporated herein by reference)

3.2	Bylaws of the Company (filed with the Company’s Registration Statement on Form SB-2 (Commission file No. 33-82888C) and incorporated herein by reference)

3.3	Articles of Amendment and Restatement of the Declaration of Trust (filed as Exhibit E with the Company’s Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.1	Agreement of Limited Partnership of the Operating Partnership dated as of August 31, 1998 (filed as Exhibit C with the Company’s Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.2

Contribution Agreement between the Operating Partnership and WMC dated as of August 31, 1998 (filed as Exhibit B with the Company’s Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.3	Master Registration Rights Agreement dated as of August 31, 1998 (filed as Exhibit E of Exhibit C with the Company’s Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.4

Amended and Restated Contribution Agreement between the Company, the Operating Partnership, AREE and other limited partnership Unit recipients dated as of August 31, 1998 (filed as Exhibit A with the Company’s Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.5

Purchase Agreement by and between Maple Grove Apartment Homes, Inc. and The Shelard Group, Inc., dated July 2, 1999 (filed with the Company’s Current Report on Form 8-K on November 23, 1999 and incorporated herein by reference)

10.6

Agreement and Plan of Reorganization dated as of February 25, 2000, by and among the Company, NTLI Acquisition Corporation, a Delaware corporation, NETLink International, Inc., a Minnesota corporation and Odeh A. Muhawesh, Mary Henschel, Alan Schmidt, Ahmad Yassine, Patrick Archbold, Ann Wessels, Art Carruth, Patricia Hewitt, Thomas walker and Sherry Ajax (filed as Exhibit 2.2 with the Company’s Form 8-K on March 17, 2000 and incorporated herein by reference)

10.7

Contribution Agreement between Wellington Partners, L.P., the Company and Plymouth Partners II, LLC and other LP Unit Recipients dated as of February 29, 2000 (filed as Exhibit 2.3 with the Company’s Form 8-K on March 17, 2000 and incorporated herein by reference)

10.8

Stock Exchange Agreement between the Company and Wellington Management Corporation effective June 30, 2000 (filed with the Company’s Current Report on Form 8-K on July 14, 2000 and incorporated herein by reference)

10.9

Exclusive Agency and Representation Agreement between RESoft, Inc. and Venture One Real Estate, LLC (filed with the Company’s Quarterly Report for the period September 30, 2000 on Form 10-QSB filed on November 14, 2000 and incorporated herein by reference)

10.10

Membership Unit Purchase Agreement dated December 29, 2000, between the Company, Wellington Properties Investments, L.P., and Steven B. Hoyt, Bruce K. Hoyt, Donald Ringrose, and Richard Wolsfeld (filed with the Company’s Current Report as Exhibit 10.1 on Form 8-K on January 16, 2001 and incorporated herein by reference)

10.11

Purchase Agreement between CSC of Minnesota, LLC and IRET Properties dated January 8, 2001. (filed with the Company’s Quarterly Report for the period June 30, 2001 on Form 10-QSB filed August 14, 2001)

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

(b) Reports On Form 8-K

During the three months ended September 30, 2001 and through March 18, 2002, the Company filed the following report:

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

Stonehaven Realty Trust
	By:	/s/ Duane H. Lund
Date: March 18, 2002		Duane H. Lund Chief Executive Officer Chief Accounting Officer