Form 10KSB
period 2001-12-31
STONEHAVEN REALTY TRUST
filed 2002-03-28
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number: 0-25074

STONEHAVEN REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5620 Smetana Road, Suite 330, Minnetonka, MN 55343
(Address of principal executive offices) (zip code)

Issuer’s telephone number: 952-935-5411	Fax number: 952-935-5659

4150 Olson Memorial Highway, Minneapolis, MN 55422
(Former address)

Securities registered under Section 12(b) of the Act:  None

Securities registered under to Section 12(g) of the Act:  Common Shares, $0.01 par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S–B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Registrant’s revenues for its most recent fiscal year: $3,823,996.

At March 1, 2002, the Registrant had 4,517,524 Common Shares, $0.01 par value and 663,291 Class A Cumulative Convertible Preferred Shares.  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,689,000 based on the closing prices of $0.30 for its Common Shares and $5.90 for its Class A Cumulative Convertible Preferred Shares on the American Stock Exchange on March 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒ (Added by Exch Act Rel No. 31905, eff 4/26/93.)

STONEHAVEN REALTY TRUST
2001 ANNUAL REPORT ON FORM 10–KSB
TABLE OF CONTENTS

RISK FACTORS

This report on Form 10-KSB contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward–looking statements that are based on certain assumptions, and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties.  Accordingly, actual performance, events or results may differ materially from such forward-looking statements.  Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, changes in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company’s principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied space upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the Company’s acquisitions, potential liability under environmental or other laws and regulations, expanding a new line of business, customer demand for online services and products, uncertainty of emerging online services, ability to meet competition, loss of existing key personnel, ability to hire and retain future personnel, the failure of the Company to manage its growth effectively and other risks identified in this filing or other reports of the Company filed with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating forward–looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in other Company filings with the Securities and Exchange Commission.

PART I

Item 1.  Description of Business

Company Overview

Stonehaven Realty Trust (the “Company”) is a real estate company separated into two business segments: a commercial real estate segment which acquires, owns and operates commercial real estate and a technology segment which through July 10, 2001, provided information technology consulting and document management solutions.  Because of the sale of certain assets used in our technology division during 2001, we currently derive most of our revenue from our real estate operations.

The Company was formed on March 15, 1994 as a Maryland real estate investment trust. The Company operated as a traditional real estate investment trust by buying, selling, owning, and operating commercial and residential properties through December 31, 1999. The Company derived substantially all of its revenues since inception through February 2000 from these real estate operations.

In February 2000, we acquired Stonehaven Technologies, Inc. (formerly, RESoft, Inc.)  (“Stonehaven Technologies”), a Minnesota corporation that developed software applications and provided information technology services useful in real estate and other industries. During the remainder of 2000 and through July 10, 2001, the Company developed Stonehaven Technologies’ additional product offerings and included in its overall business focus the development and sale of Stonehaven Technologies’ software product and services. On July 10, 2001, Stonehaven Technologies sold certain of these assets to Stellent, Inc., a Minnesota company (NASDAQ:STEL) (“Stellent”) pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent.  In exchange, Stonehaven Technologies received 200,000 unregistered shares of Stellent common stock (the “Stellent Shares”) with a market value aggregating approximately $5, 988,000 (valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001).  Stellent subsequently registered the Stellent Shares with the Securities and Exchange Commission effective September 7, 2001.

As a result of the operations of Stonehaven Technologies, commencing in 2000, the Company is no longer a REIT for federal tax purposes.  For the year ended December 31, 2001, the Company has taxable income as a result of the sale of certain assets on July 10, 2001, and as such, the Company is subject to federal and state income taxes.

As of December 31, 2001, our unrestricted cash resources were $1,541,000 and our marketable securities available for sale were $2,365,000.  The Company’s marketable securities represented 80,000 shares of common stock of Stellent at a fair market value of $29.56 per share (based on the NASDAQ closing quote per share on December 31, 2001).  Such shares were acquired on July 10, 2001, had a fair market value as of July 9, 2001 of $29.94 per share and were registered effective as of September 7, 2001 with the Securities and Exchange Commission. Subsequent to December 31, 2001 and through March 1, 2002, the Company sold an additional 40,000 shares of Stellent stock at an average sale price of $31.34 per share, net of commissions.  The NASDAQ closing quote on March 1, 2002 was $16.22 per share of common stock of Stellent.

We intend to maintain and operate our remaining commercial properties, which were 82.7% leased at December 31, 2001, due to the expected cash flow results.  However, the cash flow from our properties is not expected to fully fund our future liquid requirements, including among other factors, our ongoing general and administrative costs and our dividend commitment to holders of our Class A Preferred Shares (the “Class A Preferred Shares”).

We further intend to continue to operate a technology segment, however, in a much more limited capacity. Since the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our licensing agreements and other related assets has been significantly impaired primarily due to the fact that Stellent has become an active competitor to our licensed technology. Stellent and other competitors have substantially greater resources, financial and otherwise, than we do.

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

Real Estate Segment

The Company currently owns the following four commercial real estate properties containing approximately 129,000 rentable square feet:

•  A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•  A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•  A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•  A 50,291 square-foot light industrial facility in Burnsville, Minnesota

The Company’s interest in the real properties is held through Wellington Properties Investments, LP (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of December 31,, 2001, held a 92.9% interest in the Operating Partnership.

On March 31, 2001, the Company sold the St. Cloud, Minnesota real property to an unrelated third party. In exchange for the real property, the Company received approximately $8.3 million in cash.  In addition, the Company retired the related mortgage indebtedness of approximately $7.3 million.  The Company has recorded a loss on the sale of the investment in the real estate of approximately $166,000 and $4.3 million as of December 31, 2001 and as of December 31, 2000, respectively.

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

The Company also competes for the acquisition of properties with many entities, including publicly traded REITs.  Many competitors may have substantially greater financial resources than the Company.  In addition, certain competitors may be willing to accept lower returns on their investments.  If competitors prevent the Company from buying properties that may be targeted for acquisition, the Company’s capital appreciation and valuation goals may be impacted.

Real Estate Tenants

During the year ended December 31, 2001, three tenants represented approximately 71.1% of the Company’s rental revenues.  During the year ended December 31, 2000, two tenants represented approximately 31.5% of the Company’s rental revenues.

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

Technology Segment

In February 2000, the Company acquired Stonehaven Technologies, Inc. (formerly, RESoft, Inc.)  (“Stonehaven Technologies”), a Minnesota corporation that developed software applications and provided information technology services useful in real estate and other industries. During the remainder of 2000 and through July 10, 2001, the Company developed Stonehaven Technologies’ additional product offerings and included in its overall business focus the development and sale of Stonehaven Technologies’ software product and services. On July 10, 2001, Stonehaven Technologies sold all of its interest in its SmartCabinet software code (software technology replicating and mapping a company’s business logic in web base format) and related assets, including its REDocs initiatives, to Stellent, Inc., a Minnesota company (NASDAQ:STEL) (“Stellent”) pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent.  In exchange, Stonehaven Technologies received 200,000 unregistered shares of Stellent common stock (the “Stellent Shares”) with a market value aggregating approximately $5, 988,000 (valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001).  Stellent subsequently registered the Stellent Shares with the Securities and Exchange Commission effective September 7, 2001.

As of December 31, 2001, the Company has recorded a gain on the sale of certain assets of Stonehaven Technologies of approximately $397,000, net of the unamortized costs of certain royalties, licensing agreements, and goodwill.

In connection with the July 2001 transaction, Stonehaven Technologies and Mary Henschel, former President of Stonehaven Technologies, entered into a Separation Agreement.  Ms. Henschel and most of Stonehaven Technologies’ other employees are no longer employed by Stonehaven Technologies. Further, Duane H. Lund terminated his employment with Stonehaven Technologies as of September 9, 2001.  As of December 31, 2001, Odeh Muhawesh continues to serve as Chief Knowledge Officer and the sole employee of Stonehaven Technologies under his employment contract which expires on March 31, 2002.

Separately, Mr. Lund continues to serve as the Company’s Chief Executive Officer.

Stonehaven Technologies also terminated its Exclusive Agency and Representation Agreement with Venture One Real Estate, LLC, in July 2001 and agreed to pay it a $262,500 termination fee.  Further in connection with the July 2001 transaction, the warrants associated with certain intangible assets were cancelled.

Technology Competition

Since the sale of certain assets on July 10, 2001 to Stellent, Stellent has become an active competitor to our licensed technology.  Competition in the market for technology products is currently intense and may increase in the future. Additionally, we may face competition from emerging and established technology companies as well as from internal technology initiatives by our potential customers and from larger, well-established document management and other software companies.  Many of these companies, including Stellent, have well-established operations and have substantially greater capital, research, development, sales and marketing resources that we do.  Our ability to compete effectively with these current and potential competitors will depend upon the perceived advantages and proprietary nature of our products, and on our ability to attain and maintain technological leadership and competitive pricing.  Given that our technological assets and personnel has decreased significantly as a result of the July 10, 2001 transaction, we cannot assure you that we will be able to compete effectively against these companies, and any failure to do so will cause our business in the technology segment to suffer.

Product Development

The Company’s product development expenditures for the years ended December 31, 2001 and 2000 were $115,000 and $396,000, respectively.  All product development expenditures have been expensed as incurred.

Employees

We intend to maintain a small corporate staff.  The Company has two employees and Stonehaven Technologies has one employee.

Item 2.  Description of Property

As of December 31, 2001, the Company owned investments in the properties described below.

Property Location	Year Built/ Renovated	% Leased as of 12/31/01	Rentable Square Feet (1)	Total Rental Revenue (2)	Tenants Leasing 10% or More of Rentable Sq. Ft. as of 12/31/01 & Lease Expiration Date
Plymouth Technology Park I, Plymouth, MN	1998	73.0%	26,186	$176,994	Knight Machining, Inc. (28.2%) – 9/09; United Operations (25.6%) – 4/03; Insignia Systems, Inc. (19.2%) – 4/03

Plymouth Technology Park II, Plymouth, MN	1998	100.0%	26,186	$209,484	Insignia Systems, Inc. (100%) – 3/04

Plymouth Technology Park III, Plymouth, MN	1998	100.0%	26,186	$240,036	Landscape (100%) – 11/05

Nicollet Business VI, Burnsville, MN	1997	69.6%	50,291	$266,542	Wall Effects (19.1%) – 3/02; Xata Corp. (50.5) – 6/04
Total/Average		82.7%	128,849	$893,056

(1)  Rentable Square Feet represents gross leasable area for light industrial properties.

(2)  Total Rental Revenue represent base rents received during the twelve months ended December 31, 2001, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles determined on a straight-line basis.  Tenant reimbursements generally include payment of real estate taxes, operating expenses, and escalations and common area maintenance and utility charges.

The Company’s interest in the real properties is held through Wellington Properties Investments, LP (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of December 31,, 2001, held a 92.9% interest in the Operating Partnership.

The Company has no present plans for significant improvements on any of its properties.

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

The Company also competes for the acquisition of properties with many entities, including publicly traded REITs.  Many competitors may have substantially greater financial resources than the Company.  In addition, certain competitors may be willing to accept lower returns on their investments.  If competitors prevent the Company from buying properties that may be targeted for acquisition, the Company’s capital appreciation and valuation goals may be impacted.

Investments in Real Estate Depreciation and Insurance Coverages

Depreciation expense on individual real estate assets is computed using the straight-line method based on a useful life of forty years.

In the opinion of the Company’s management, the Company has adequate insurance coverage for the real estate properties.

Mortgage Loans and Notes Payable

Mortgage loans and notes payable as of December 31, 2001 consisted of the following:

	Amount	Payment Terms
Century Bank, N.A., 7.625%, maturing on May 31, 2002, collateralized by the Plymouth I property and assignment of rents*	$1,483,298	Monthly principal and interest of $12,501

Century Bank, N.A., 7.625%, maturing on May 31, 2002, collateralized by the Plymouth II and Plymouth III properties and assignment of rents*	2,805,792	Monthly principal and interest of $21,686

GMAC Commercial Mortgage Corporation, 7.00%, maturing February 1, 2008, collateralized by the Nicollet commercial property and an assignment of rents and security agreement	2,248,701	Monthly principal and interest of $15,635
	$6,537,791

*  A Trustee of the Company and his spouse has fully guaranteed this mortgage loan.

Total mortgage loans and notes payable of approximately $4,289,000 mature on May 31, 2002.  We anticipate refinancing this debt at an annual fixed interest rate below the current rate of 7.625% for a three year term.  We expect fees associated with this refinance to total approximately $21,000.

Item 3.  Legal Proceedings

On December 29, 2000, Stonehaven notified Odeh Muhawesh, a former Trustee of the Company and current Chief Knowledge Officer of Stonehaven Technologies, that it was suspending its payment to him under a promissory note assumed by Stonehaven Technologies. Stonehaven Technologies assumed the payment obligation in February 2000 pursuant to the terms of the merger agreement between Company, Stonehaven Technologies and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into Stonehaven Technologies. Management of the Company believes Mr. Muhawesh is in default under the merger agreement for, among other things, failure by him to cause to be transferred to Stonehaven Technologies 5% of the issued and outstanding stock of MyFreeDesk.com, Inc.

Subsequently, on January 8, 2001, Mr. Muhawesh filed a complaint against Stonehaven Technologies in the District Court of Hennepin County, Minnesota alleging that Stonehaven Technologies failed to pay him $350,000 on January 1, 2001 under the terms of a promissory note. The Company has filed a counterclaim against Mr. Muhawesh requesting, among other things, the repayment of amounts previously paid to him under the promissory note.  The matter is scheduled for trial in June 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders on November 8, 2001:

(a)	Meeting type and date:	Annual Meeting of Shareholders, November 8, 2001

(b)	Trustees elected at meeting:	Paul T. Lambert

(c)	Description of each matter voted on at meeting:	Election of Class III Trustee

Results of vote:

Paul T. Lambert
For	4,654,546
Against or withheld	153,862
Abstentions and broker non-votes	2,018,246

As a result of the above vote, our Board of Trustees was comprised of four Trustee members and one vacancy. Mark S. Whiting held office until 2002.  Duane H. Lund and Steven B. Hoyt hold office until 2003.  Mr. Lambert holds office until 2004.  Mr. Whiting has since informed the Company of his intention not to seek re-election as a Trustee and resigned effective February 28, 2002.

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

The Common Shares of the Company began trading on the AMEX on October 28, 1999 under the symbol “RPP”.  The Class A Preferred Shares of the Company began trading on the AMEX on October 28, 1999 under the symbol “RPP.A”.

The table below shows the range of the high and low sale prices for the Common Shares of the Company as reported on the AMEX.  The quotations shown represent interdealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

Quarter	High	Low
Fourth Quarter, 2001	$1.10	$0.15
Third Quarter, 2001	$1.60	$0.55
Second Quarter, 2001	$1.62	$0.70
First Quarter, 2001	$2.50	$1.00

Fourth Quarter, 2000	$2.38	$0.69
Third Quarter, 2000	$3.56	$2.38
Second Quarter, 2000	$4.75	$2.63
First Quarter, 2000	$5.13	$3.31

On March 1, 2002, the last reported sales price of the Company’s Common Shares on the AMEX was $0.30.  The number of holders of record of the Common Shares of the Company was approximately 300 as of March 1, 2002 and the Company estimates it has approximately 900 holders of common beneficial interest as of that same date.

Dividend Policy

We have not declared or paid dividends on our Common Shares since the fourth quarter of 1999, and we do not anticipate paying dividends on our Common Shares in the foreseeable future.  Declaration or payment of dividends, if any, in the future, will be at the discretion of the Board of Trustees and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Trustees.

The Company’s Class A Preferred Shares accrue a dividend equal to $0.475 per share, with such dividend payable every six months.  During 2001 and 2000, cash distributions declared with respect to the Class A Preferred Shares were $0.95 per annum per Class A Preferred Share.

New Issuances and Conversions

On November 16, 1998, the Company issued 166,666 Common Shares to American Real Estate Equities, LLC (“AREE”) in exchange for $1,000,000.

On November 20, 1998, the Company issued 2,557,707 common units in the Operating Partnership in connection with the acquisition of three commercial properties.  Common units represent our interests and those of all limited partners in the Operating Partnership (“Common Units”) and are exchangeable one-for-one into Common Shares, subject to certain conditions.  Effective June 30, 1999, 838,372 of these Common Units were returned to the Company and cancelled.

On August 12, 1999, the Company issued 254,800 Class B Preferred Shares to American Real Estate Equities, LLC, an entity owned directly and indirectly by our Chief Executive Officer and two Trustees of the Company (“AREE”), as consideration for payment of advances to the Company for working capital purposes, costs incurred in connection with the Company’s 1998 commercial acquisitions and payments for abandoned project pursuit costs.  Further, on August 12, 1999, the Company issued 95,000 Class B Preferred Shares to Wellington Management Corporation, an entity controlled by a former Trustee of the Company (“WMC”), as partial consideration for the termination of the incentive advisory agreement between the Company and WMC.

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 Common Units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by AREE into 808,482 Common Shares.

On February 24, 2000, the Company acquired Stonehaven Technologies.  The acquisition was accomplished by exchanging 914,292 of the Company’s Common Shares for all of the issued and outstanding stock of Stonehaven Technologies valued at $4.375 per share, or an aggregate value of approximately $4.0 million.  In connection with the acquisition, the Company issued to the President of Stonehaven Technologies, currently the Chief Knowledge Officer, options as to 1,000,000 Common Shares at a price of $5.375 per share.  The options expire in February 2010 and are exercisable as to 500,000 shares on February 24, 2000, with options as to 62,500 shares exercisable quarterly, commencing May 24, 2000.  The Company also issued to the Chief Executive Officer of Stonehaven Technologies, options as to 666,667 Common Shares at a price of $6.375 per share.  Further by agreement, the Company set aside a pool of options as to 200,000 Common Shares for future award to employees of Stonehaven Technologies.  Each of the above options expires 90 days after employment ends or is terminated.  In connection therewith, options issued to Stonehaven Technologies’ Chief Executive Officer and the pool of options to other employees of Stonehaven Technologies have expired as of December 31, 2001.

On February 29, 2000, the Company through the Operating Partnership acquired three commercial real estate properties located in suburban Minneapolis, Minnesota (“Plymouth Properties”). The Plymouth Properties were purchased from a related party for an aggregate purchase price of approximately $6.7 million. The purchase price was funded through the issuance of an aggregate of 181,629 Common Units in the Operating Partnership (valued at $4.35 per Common Unit, or an aggregate value of approximately $790,000), the assumption of certain third–party debt totaling approximately $4.5 million, secured by the Plymouth Properties, and the balance paid in cash.

In issuing all of the above securities, the Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Reacquired Shares

On June 30, 2000, the Company transferred and sold to WMC the Company’s 100% interest in Lake Pointe Apartment Homes, Inc., a Wisconsin corporation and wholly–owned subsidiary of the Company (“Lake Pointe”) and the Company’s 8% equity interest in Highlander Acquisition Company, LLC, a Wisconsin limited liability company (“Highlander”). The interests were exchanged for 95,000 shares of the Company’s Class B Junior Cumulative Convertible Preferred Shares owned by WMC and WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe.

On December 29, 2000, the Operating Partnership sold its interest in its wholly-owned subsidiary WPT I, LLC, a Delaware limited liability company (“WPT I”) and owner of the Thresher Square property (“Thresher Property”), to four individuals (“Buyers”), in exchange for $169,874 in cash, 522,416 Common Shares of the Company and 61,898 Common Units of the Operating Partnership, all of which were cancelled, and the release of approximately $6.6 million of debt.  WPT I originally purchased the Thresher Property from the Buyers, one of which is a Trustee of Stonehaven.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with consolidated financial statements and notes thereto included elsewhere herein.

Risk Factors

This report on Form 10-KSB contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward–looking statements that are based on certain assumptions, and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties.  Accordingly, actual performance, events or results may differ materially from such forward-looking statements.  Management undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

Stonehaven Realty Trust (the “Company”) is a real estate company separated into two business segments: a commercial real estate segment which acquires, owns and operates commercial real estate and a technology segment which through July 10, 2001, provided information technology consulting and document management solutions.  Because of the sale of certain assets used in our technology division during 2001, we currently derive most of our revenue from our real estate operations.

The Company was formed on March 15, 1994 as a Maryland real estate investment trust. The Company operated as a traditional real estate investment trust by buying, selling, owning, and operating commercial and residential properties through December 31, 1999. The Company derived substantially all of its revenues since inception through February 2000 from these real estate operations.

In February 2000, we acquired Stonehaven Technologies, Inc. (formerly, RESoft, Inc.)  (“Stonehaven Technologies”), a Minnesota corporation that developed software applications and provided information technology services useful in real estate and other industries. During the remainder of 2000 and through

July 10, 2001, the Company developed Stonehaven Technologies’ additional product offerings and included in its overall business focus the development and sale of Stonehaven Technologies’ software product and services. On July 10, 2001, Stonehaven Technologies sold certain of these assets to Stellent, Inc., a Minnesota company (NASDAQ:STEL) (“Stellent”) pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent.  In exchange, Stonehaven Technologies received 200,000 unregistered shares of Stellent common stock (the “Stellent Shares”) with a market value aggregating approximately $5,988,000 (valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001).  Stellent subsequently registered the Stellent Shares with the Securities and Exchange Commission effective September 7, 2001.

As a result of the operations of Stonehaven Technologies, commencing in 2000, the Company is no longer a REIT for federal tax purposes.  For the year ended December 31, 2001, the Company has taxable income as a result of the sale of certain assets on July 10, 2001, and as such, the Company is subject to federal and state income taxes.

As of December 31, 2001, our unrestricted cash resources were $1,541,000 and our marketable securities available for sale were $2,365,000.  The Company’s marketable securities represented 80,000 shares of common stock of Stellent at a fair market value of $29.56 per share (based on the NASDAQ closing quote per share on December 31, 2001).  Such shares were acquired on July 10, 2001, had a fair market value as of July 9, 2001 of $29.94 per share and were registered effective as of September 7, 2001 with the Securities and Exchange Commission. Subsequent to December 31, 2001 and through March 1, 2002, the Company sold an additional 40,000 shares of Stellent stock at an average sale price of $31.34 per share, net of commissions.  The NASDAQ closing quote on March 1, 2002 was $16.22 per share of common stock of Stellent.

We intend to maintain and operate our remaining commercial properties, which were 82.7% leased at December 31, 2001, due to the expected cash flow results.  However, the cash flow from our properties is not expected to fully fund our future liquid requirements, including among other factors, our ongoing general and administrative costs and our dividend commitment to holders of our Class A Preferred Shares (the “Class A Preferred Shares”).

We further intend to continue to operate a technology segment, however, in a much more limited capacity. Since the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our licensing agreements and other related assets has been significantly impaired primarily due to the fact that Stellent has become an active competitor to our licensed technology. Stellent and other competitors have substantially greater resources, financial and otherwise, than we do.

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

Real Estate Segment

The Company currently owns the following four commercial real estate properties containing approximately 129,000 rentable square feet:

•  A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•  A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•  A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•  A 50,291 square-foot light industrial facility in Burnsville, Minnesota

The Company’s interest in the real properties is held through Wellington Properties Investments, LP (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2001, held a 92.9% interest in the Operating Partnership.

On March 31, 2001, the Company sold the St. Cloud, Minnesota real property to an unrelated third party. In exchange for the real property, the Company received approximately $8.3 million in cash.  In addition, the Company retired the related mortgage indebtedness of approximately $7.3 million.  The Company has recorded a loss on the sale of the investment in the real estate of approximately $166,000 and $4.3 million as of December 31, 2001 and December 31, 2000, respectively.

Technology Segment

In February 2000, the Company acquired Stonehaven Technologies, Inc. (formerly, RESoft, Inc.)  (“Stonehaven Technologies”), a Minnesota corporation that developed software applications and provided information technology services useful in real estate and other industries. During the remainder of 2000 and through July 10, 2001, the Company developed Stonehaven Technologies’ additional product offerings and included in its overall business focus the development and sale of Stonehaven Technologies’ software product and services. On July 10, 2001, Stonehaven Technologies sold all of its interest in its SmartCabinet software code (software technology replicating and mapping a company’s business logic in web base format) and related assets, including its REDocs initiatives, to Stellent, Inc., a Minnesota company (NASDAQ:STEL) (“Stellent”) pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent.  In exchange, Stonehaven Technologies received 200,000 unregistered shares of Stellent common stock (the “Stellent Shares”) with a market value aggregating approximately $5, 988,000 (valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001).  Stellent subsequently registered the Stellent Shares with the Securities and Exchange Commission effective September 7, 2001.

As of December 31, 2001, the Company has recorded a gain on the sale of certain assets of Stonehaven Technologies of approximately $397,000, net of the unamortized costs of certain royalties, licensing agreements, and goodwill.

In connection with the July 2001 transaction, Stonehaven Technologies and Mary Henschel, former President of Stonehaven Technologies, entered into a Separation Agreement.  Ms. Henschel and most of Stonehaven Technologies’ other employees are no longer employed by Stonehaven Technologies. Further, Duane H. Lund terminated his employment with Stonehaven Technologies as of September 9, 2001.  As of December 31, 2001, Odeh Muhawesh continues to serve as Chief Knowledge Officer and the sole employee of Stonehaven Technologies under his employment contract which expires on March 31, 2002.

Separately, Mr. Lund continues to serve as the Company’s Chief Executive Officer.

Stonehaven Technologies also terminated its Exclusive Agency and Representation Agreement with Venture One Real Estate, LLC, in July 2001 and agreed to pay it a $262,500 termination fee.  Further in connection with the July 2001 transaction, the warrants associated with certain intangible assets were cancelled.

Loss of REIT Income Tax Status and Current Tax Status

Through December 31, 1999, the Company historically operated as a REIT and maintained its qualification as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”). As a REIT, the Company generally was not subject to federal income tax. To qualify as a REIT under the Code for a taxable year, the Company must meet certain requirements relating to its assets, income, stock ownership and distributions to shareholders.

For the year ended December 31, 2000, the Company did not qualify as a REIT under the Code due to Stonehaven Technologies’ operations.  Due to the Company’s failure to qualify as a REIT, the Company is now subject to federal income tax on all of its taxable income at regular corporate rates and will not receive a deduction for dividends paid to its shareholders. Additionally, any distributions to shareholders generally will be taxable to the shareholders as ordinary income to the extent of current and accumulated earnings and profits. Thus, the Company’s income would be subject to double taxation—at the corporate level and the shareholder level to the extent such income is distributed to shareholders. For the year ended December 31, 2000, the Company was in a taxable loss position. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements for the year ended December 31, 2000.  For the year ended December 31, 2001, the Company has taxable income as a result of the sale of certain assets on July 10, 2001, and accordingly, has included a provision for federal and state income taxes totaling $40,000 in the accompanying consolidated financial statements.  See Note 10 to the Company’s Consolidated Financial Statements included with this Form 10-KSB.

Failure to qualify as a REIT for the year ended December 31, 2000 disqualifies the Company from taxation as a REIT for the four taxable years thereafter and could result in the Company incurring indebtedness or liquidating investments should the Company not have sufficient funds to pay the resulting federal income tax liabilities. As a result, the funds available for distribution to the Company’s shareholders would be reduced for each of the years involved. In addition, dividend payments subject to the Code would no longer be required.

Results of Operations

The Company’s revenues include the following: rental revenues, tenant recoveries, revenues from technology consulting services, and revenues from sales of hardware and software.

Comparison of the Year Ended December 30, 2001 and 2000:  Rental revenue decreased by approximately $2,068,000 or 64.8% for the year ended December 31, 2001 compared to the year ended December 31, 2000. Tenant recoveries decreased by approximately $1,229,000 or 64.0% for the year ended December 31, 2001 compared to the year ended December 31, 2000.  The decreased rental revenue and tenant recoveries were primarily a result of the Company’s dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000 and Cold Springs on March 30, 2001, offset, in part, by the acquisition of the Plymouth Properties on February 29, 2000.  Professional services and sales of hardware and software decreased by approximately $829,000 or 31.5% for the year ended December 31, 2001 compared to the year ended December 31, 2000.  The decrease is primarily the result of the Company’s disposition of certain assets of Stonehaven Technologies on July 10, 2001.  Interest income and other income decreased by $166,000 during these same periods primarily due to the use of cash and cash equivalents, offset, in part, by reimbursed expenses received from Stellent in relation to the sale of certain assets of Stonehaven Technologies on July 10, 2001.

Total expenses decreased from approximately $12,744,000 for the year ended December 31, 2000 to $6,135,000 for the year ended December 31, 2001, a net decrease of $6,609,000 as described below.

•  Decreased costs of approximately $1,248,000, in costs related to professional services and sales of hardware and software, were primarily a result of decreased costs relating to hardware sales and the disposition of certain assets of Stonehaven Technologies offset, in part, by the allocation of costs associated with personnel between costs related to professional services and sales of hardware and software and product development.

•  Decreased costs of approximately $113,000, related to advertising and promotion, were primarily a result of the disposition of certain assets of Stonehaven Technologies on July 10, 2001.

•  Decreased costs of approximately $281,000, related to product development, were primarily a result of the allocation of costs associated with personnel between product development and costs related to professional services and sales of hardware and software.

•  Decreased costs of approximately $809,000, $541,000, $169,000, $1,155,000 and $1,069,000, related to property, operating and maintenance, property taxes and insurance, management fees, general and administrative and interest expense, respectively, were primarily a result of the dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000, Cold Springs on March 30, 2001 and certain assets of Stonehaven Technologies on July 10, 2001.  The decreases were offset, in part, by the acquisitions of the Plymouth Properties on February 29, 2000.

•  Nonrecurring charges of approximately $408,000 incurred during 2000 primarily related to costs associated with abandonment of projects and the severance package associated with the disposition of Lake Pointe on June 30, 2000.

•  Depreciation and amortization decreased from approximately $2,582,000 for the period ended December 31, 2000 to $1,766,000 for the comparable period in 2001, a decrease of $816,000 or 31.6%, primarily as a result of the Company’s reduced depreciation resulting from the dispositions of Lake Pointe on June 30, 2000, Thresher on December 31, 2000, Cold Springs on March 30, 2001 and certain assets of Stonehaven Technologies on July 10, 2001. All of these decreases were offset, in part, by amortization of the non-refundable prepaid minimum royalties, and the increased depreciation from the Plymouth Properties acquired in 2000.

•  There was no equity in income of unconsolidated subsidiary for the year ended December 31, 2001 as compared to $2,912 for the year ended December 31, 2000 due to the sale and transfer of the Company’s 8% interest in Highlander on June 30, 2000.

The loss on sale of investment in real estate of $166,000 for the year ended December 31, 2001 was a result of the additional loss recognized on the sale of the St. Cloud, Minnesota property.  A loss from the sale of the St. Cloud, Minnesota property of $4.3 million was accrued as of December 31, 2000.

The gain on sale of certain assets of Stonehaven Technologies of $397,000 was a result of the disposition of certain assets of Stonehaven Technologies, net of the unamortized costs of certain royalties, licensing agreements and goodwill.

As a result of the above factors, the loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest decreased from approximately $4,628,000 for the year ended December 31, 2000 to approximately $2,311,000 for the year ended December 31, 2001.  Additionally, the net loss available to Common Shareholders decreased from approximately $8,959,000 for the year ended December 31, 2000 to $3,285,000 for the year ended December 31, 2001.

Liquidity and Capital Resources

Short Term and Long Term Liquidity

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders.  For the year ended December 31, 2001 and December 31, 2000, our net cash used in operating activities totaled $1,176,000 and $2,715,000, respectively.

As of December 31, 2001, our unrestricted cash resources were $1,541,000 and our marketable securities available for sale were $2,365,000.  The Company’s marketable securities represented 80,000 shares of common stock of Stellent at a fair market value of $29.56 per share (based on the NASDAQ closing quote per share on December 31, 2001).  Such shares were acquired on July 10, 2001, had a fair market value as of July 9, 2001 of $29.94 per share and were registered effective as of September 7, 2001 with the Securities and Exchange Commission. We believe our cash resources and marketable securities are sufficient to sustain the Company’s liquidity needs for the next twelve months.

In addition to our current cash resources and marketable securities, the Company may have additional borrowing capacity available based on our real estate investments subject to certain loan to value ratios and other conditions.  Further, we believe the sale of our investments in real estate, if required, would generate additional cash to meet our ongoing liquidity needs.  There can be no assurance that the Company will pursue such additional financing or disposition or that should the Company pursue such additional financing or disposition, that such financing would be available to the Company or that such disposition would occur or that either would be on terms acceptable to the Company.

Total mortgage loans and notes payable of approximately $4,289,000 mature on May 31, 2002.  We anticipate refinancing this debt at an annual fixed interest rate below the current rate of 7.625% for a three year term      We expect fees associated with this refinance to total approximately $21,000.

Subsequent to December 31, 2001 and through March 1, 2002, the Company sold an additional 40,000 shares of Stellent stock at an average sale price of $31.34 per share, net of commissions.  The NASDAQ closing quote on March 1, 2002 was $16.22 per share of common stock of Stellent.

We intend to maintain and operate our remaining commercial properties, which were 82.7% leased at December 31, 2001, due to the expected cash flow results.  However, the cash flow from our properties is not expected to fully fund our future liquid requirements, including among other factors, our ongoing general and administrative costs and our dividend commitment to holders of our Class A Preferred Shares.

We further intend to continue to operate a technology segment, however, in a much more limited capacity. Since the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our licensing agreements and other related assets has been significantly impaired primarily due to the fact that Stellent has become an active competitor to our licensed technology. Stellent and other competitors have substantially greater resources, financial and otherwise, than we do.

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

During 2001 and 2000, cash distributions declared with respect to the Class A Preferred Shares were $0.95 per annum per Class A Preferred Share.  No cash distributions were declared during 2001 and 2000 with respect to the Common Shares.

Cash Flows

During the year ended December 31, 2001, the Company generated (i) approximately $594,000 from net cash proceeds in connection with the disposition of Cold Springs and (ii) $2,926,000 from sale of marketable securities, net of commissions.  These cash flows coupled with our unrestricted cash funds were used primarily for (i) cash used in operating activities of approximately $1,176,000, including payments of minimum royalty on licensing agreements totaling $1,350,000; (ii) additions to real estate properties of approximately $43,000; (iii) acquisition of computer hardware, software and other fixed assets of approximately $64,000; (iv) payments associated with the acquisition of licensing agreements of approximately $300,000; (v) costs associated with the disposition of certain assets of Stonehaven Technologies of approximately $588,000; (vi) payments on mortgage loans and notes payable of approximately $105,000; and (vii) distributions to holders of Class A Preferred Shares for 2001 declared distributions ($630,000) and to holders of Common Units for 1998 and 1999 declared distributions ($709,000) totaling approximately $1,339,000.  As a result, the Company’s cash balance decreased by approximately $95,000 from approximately $1,636,000 at December 31, 2000 to $1,541,000 at December 31, 2001.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities.  The Company was required to adopt FAS 133 effective January 1, 2001.  Because the Company does not use derivative financial instruments, the Company’s adoption of FAS 133 effective January 1, 2001 did not have an effect on the Company’s consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements.  In October 2000, the SEC issued a “Frequently Asked Questions” document on SAB 101 to provide further definitive guidance on the implementation of SAB 101.  SAB 101 is effective for years beginning after December 15, 1999 and the Company was required to adopt SAB 101 in the quarter ended December 31, 2000, retroactive to the beginning of the year.  SAB 101 did not have an effect on the Company’s results of operations, financial position or cash flows.

During fiscal 2001, the Financial Accounting Standards Board issued SFAS #142 Goodwill and Other Intangible Assets.  SFAS #142 will be effective for the Company’s fiscal year beginning January 1, 2002 and will no longer permit goodwill of the Company to be amortized.  Instead, goodwill will be periodically tested for impairment and written down if impairment is determined to exist.  Other intangible assets must be reviewed, and assessed at least annually, in order to ascertain if their lives are deemed to be finite (amortized) or indefinite (not amortized).  At December 31, 2001, the Company no longer has goodwill, but will evaluate any future goodwill or intangible assets with respect to the above.

In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 establishes a model for measurement and reporting the impairment of assets to be disposed of by sale and addresses accounting for a segment of a business accounted for as a discontinued operation.  SFAS 144 is effective for fiscal years beginning after December 15, 2001.

Inflation

Inflation has not generally had a significant impact during the periods presented on the Company because of the relatively low inflation rates in the markets in which the Company’s properties operate. Most of the Company’s tenants in the commercial properties are contractually obligated to pay their share of operating expenses thereby reducing exposure to increases in such costs resulting from inflation.

Item 7.  Financial Statements

The required audited consolidated financial statements of the Company are included herein commencing on page F-1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 9, 2000, PricewaterhouseCoopers LLP (“PWC”) resigned as the Company’s independent auditors.

On February 2, 2001, the Company’s Board of Trustees’ appointed Boulay, Heutmaker, Zibell & Co. P.L.L.P. as independent auditors for the Company.  The Company is not aware of any disagreement with PWC during the year ended December 31, 1999 and through November 9, 2000, the date PWC resigned as the independent accountants of the Company, on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

PART III

Item 9.  Trustees, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Board of Trustees, Executive Officers, Significant Employees and Family Relationships

The names, ages and positions of our Trustees, executive officers and key employees are as follows:

Name	Age	Position
Duane H. Lund	38	Chief Executive Officer, Chief Financial Officer, Secretary and Trustee

Steven B. Hoyt	50	Trustee

Paul T. Lambert	49	Trustee

Odeh A. Muhawesh	43	Chief Knowledge Officer, Stonehaven Technologies

The business experience, principal occupations and employment, as well as the periods of service, of each of our Trustees and executive officers during at least the last five years are set forth below.

Duane H. Lund has been the Chief Executive Officer of the Company since November 1998, and Chief Financial Officer and Secretary since February 2, 2001, and has been a Trustee since December 1999.  Mr. Lund was a founding shareholder of First Industrial Realty Trust, Inc. and served as a Senior Regional Director of First Industrial from 1994 to 1998.  In such capacity, Mr. Lund acquired and managed over 11,000,000 square feet of commercial property with a value in excess of $750 million.  From 1989 to 1994, Mr. Lund was an acquisition partner with The Shidler Group, where he was involved in coordinating the underwriting and due diligence for over $200 million of commercial property.  Mr. Lund is a member of the Board of Directors of the Wisconsin Real Estate Alumni Association and a former Board member of the National Association of Industrial and Office Properties, Minnesota Chapter and former member of the Advisory Boards of the Midwest Real Estate News, the Minnesota Real Estate Journal and a current member of the KPMG Peat Marwick Alumni Association.

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

Paul T. Lambert has been a Trustee since November 1998.  Mr. Lambert is currently the Chief Executive Officer of Lambert Capital Corporation.  He served on the Board of Directors and was the Chief Operating Officer of First Industrial Realty Trust, Inc. from its initial public offering in October 1994 to the end of 1995.  Mr. Lambert was one of the largest contributors to the formation of First Industrial and one of its founding shareholders.  Prior to forming First Industrial, Mr. Lambert was managing partner of the Midwest region for The Shidler Group, a national private real estate investment company.  Prior to joining Shidler, Mr. Lambert was a commercial real estate developer with Dillingham Corporation and, prior to that, was a consultant with The Boston Consulting Group.  Mr. Lambert was also a founding shareholder of CGA Group, Ltd., a holding company whose subsidiary is a AAA-rated financial guarantor based in Bermuda.

Odeh A. Muhawesh was a Trustee of the Company through November 8, 2001 and was appointed in connection with the Company’s acquisition of Stonehaven Technologies in February 2000 (formerly NETLink International, Inc.”).  Currently, Mr. Muhawesh serves as Stonehaven Technologies’ Chief Knowledge Officer. Mr. Muhawesh is also Chairman of the Board and CEO of Stratika.  Mr. Muhawesh was the founder, Chairman and CEO of NETLink International, Inc. and was an Advisory Board Member of Intellops, Inc. Mr. Muhawesh has served as the Chairman of 3B Software and as a Board member of RSSI.

On December 29, 2000, the Company notified Mr. Muhawesh that it was suspending its payment of $350,000 to him under a promissory note assumed by Stonehaven Technologies. Stonehaven Technologies assumed the payment obligation in February 2000 pursuant to the terms of the merger agreement between Stonehaven,  Stonehaven Technologies and Netlink International, Inc., a company founded and owned by Mr. Muhawesh whereby Netlink was merged into Stonehaven Technologies.  Management of the Company believes Mr. Muhawesh is in default under the merger agreement for, among other things, failure by him to cause to be transferred to Stonehaven Technologies 5% of the issued and outstanding stock of MyFreeDesk.com, Inc.

On January 8, 2001, Mr. Muhawesh the filed a complaint against Stonehaven Technologies in the District Court of Hennepin County Minnesota alleging that Stonehaven Technologies failed to pay him $350,000 on January 1, 2001 under the terms of a promissory note. The Company has filed a counterclaim against Mr. Muhawesh requesting, among other things, the repayment of amounts previously paid to him under the promissory note.  The matter is scheduled for trial in June 2002.

Our Board of Trustees is currently comprised of three Trustee members and two vacancies. Messrs. Lund and Hoyt hold office until 2003.  Mr. Lambert holds office until 2004.  Mark S. Whiting served as a Trustee, Class I, with his term expiring in 2002.  Mr. Whiting recently informed the Company of his intention not to seek re-election as a Trustee and resigned his position as a Trustee of the Company effective February 28, 2002.  The Company is in the process of selecting replacements for the Trustee vacancies.

Trustees currently do not receive cash compensation for serving on the Board of Trustees. Officers are elected by the Board of Trustees and serve at the discretion of the Board.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, Trustees and persons who own more that 10% of the Common Shares of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, Trustees and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to the Company, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, the Company believes that for the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, Trustees and greater than 10% shareholders were complied with.

Item 10.  Executive Compensation

The following table sets forth the compensation paid for the years ended December 31, 1999, 2000 and 2001.

Name and Principal Position	Year	Salary (1)		Securities Underlying Options
Duane H. Lund	2001	$184,000	(2)	—
Chief Executive Officer, Chief Financial	2000	$180,000	(2)	666,667	(6)
Officer and Secretary	1999	$132,500	(2)	80,000	(5)

Mary S. Henschel	2001	$93,000	(3)	—
Former President, Stonehaven Technologies, Inc.	2000	$100,000	(3)	—

Odeh A. Muhawesh	2001	$120,000	(4)	—
Chief Knowledge Officer, Stonehaven Technologies, Inc.	2000	$100,000	(4)	1,000,000	(7)

(1)                                  No bonuses were paid for the years ended December 31, 2001, 2000 andd 1999.

(2)                                  Amounts represent a base annual salary of $150,000 for the period from September 10, 2001 through December 31, 2001, $200,000 for the period from February 24, 2000 through September 9, 2001, $80,000 for the period from October 1, 1999 through February 23, 2000, and $150,000 for the period from January 1, 1999 through September 30, 1999.  Amounts do not include $240,000 termination fee accrued as of December 31, 2001 in connection with Mr. Lund’s termination as an employee of Stonehaven Technologies during 2001.

(3)                                  Amounts represent a base annual salary of $120,000 for the period from February 24, 2000 through July 10, 2001.  In connection with the transaction, Stonehaven Technologies and Mary Henschel, former President of Stonehaven Technologies, entered into a Separation Agreement.  Amounts do not include $262,000 fee paid during 2001 in connection with Ms. Henschel’s separation from employment with Stonehaven Technologies.

(4)                                  Amount represents a base annual salary of $120,000 for the period from February 24, 2000 through December 31, 2001.

(5)                                  All options were granted in February 2000, bore an exercise price of $6.375 per Common Share and were exercisable as to 333,333 shares on February 24, 2000, with options as to 41,667 shares exercisable quarterly, commencing on May 24, 2000. As of December 31, 2001, all of these options have expired.

(6)                                  All options were granted in October 1999 in accordance with the Company’s plan in effect at that date and bear an exercise price of $2.90 per Common Share. These options were exercisable as to 40,000 shares commencing on December 31, 1999 and 40,000 shares commencing on December 31, 2000.

(7)                                  All options were granted in February 2000 and bear an exercise price of $5.375 per Common Share. These options are exercisable as to 500,000 shares on February 24, 2000, with options as to 62,500 shares exercisable quarterly, commencing on May 24, 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

Name and Principal Position	Common Shares Acquired on Exercise	Value Realized	# of Unexercised Securities Underlying Options/SARs at Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised in-the-money Options/SARs at Fiscal Year End ($) Exercisable/ Unexercisable
Duane H. Lund Chief Executive Officer and Chief Financial Officer and Secretary	—	—	80,000/0	$0/$0	(1)

Odeh A. Muhawesh Chief Knowledge Officer, Stonehaven Technologies, Inc.	—	—	937,500/62,500	$0/$0	(1)

(1)  Calculations are based upon the closing bid price of $0.30 per share as of December 31, 2001.

Employment Agreements

The Company currently has one employment agreement with Odeh Muhawesh, the Chief Knowledge Officer of Stonehaven Technologies, dated February 23, 2000.  The employment agreement provides for an initial base annual salary of $120,000, health, life, disability and other benefits extended by the Board to other similarly situated executives and a discretionary performance bonus. The employment agreement expires on March 31, 2002. In the event that the Company terminates the executive’s employment without cause or following a change of control of the Company, the Company or, in the case of change of control, its successor, will be obligated to pay the executive’s base salary and benefits for a two-year period.

Prior to December 31, 2001, Stonehaven Technologies had employment agreements with Duane H. Lund, the former Chief Executive Officer of Stonehaven Technologies and Mary S. Henschel, former President of Stonehaven Technologies which provided terms identical to that of Mr. Muhawesh identified above.  In connection with a sale of certain assets of Stonehaven Technologies on July 10, 2001, Stonehaven Technologies and Ms. Henschel entered into a Separation Agreement whereby Ms. Henschel received a payment of $262,000 and was required to separate from her employment with Stonehaven Technologies. Further, Stonehaven Technologies’ employment agreement with Mr. Lund was terminated on September 9, 2001 and as of December 31, 2001, the Company has accrued related termination costs of $240,000.

In addition, the Company had an employment agreement with Duane Lund, the Company’s Chief Executive Officer, dated October 1, 1999 which provided for an initial base salary of $80,000, health, life and disability and other benefits extended by the Board of Trustees to other similarly situated executives and a bonus of up to 100% of base salary under certain conditions.  The employment agreement expired on December 31, 2000.  No bonus was paid to Mr. Lund under the employment agreement.  As of December 31, 2001, Mr. Lund continues to serve as the Company’s Chief Executive Officer without an employment contract at an annual salary of $150,000.

Committees of the Board of Trustees

Audit Committee

The Audit Committee for the year ended December 31, 2001 and through February 28, 2001 consisted of Messrs. Lund, Whiting and Lambert and held five meetings during the year ended December 31, 2001.  The Company is in the process of selecting a replacement for Mr. Whiting.

The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews the performance of independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company’s internal accounting controls.

Compensation Committee

The Company’s Compensation Committee currently consists of Messrs. Hoyt, Whiting and Lambert and held no meetings during the year ended December 31, 2001.  The Compensation Committee makes recommendations and exercises all powers of the Board of Trustees in connection with certain compensation matters, including incentive compensation and benefit plans.  The Compensation Committee administers, and has authority to grant awards under, the Company’s 1998 Stock Incentive Plan.

Meetings of Trustees

The Trustees held five meetings during the year ended December 31, 2001.

Compensation of Trustees

None.

Item 11.  Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of the Company’s voting shares as of March 1, 2002 by: (i) each person known by the Company to own more than 5% in interest of the outstanding voting shares: (ii) each of the Company’s Trustees;  (iii) each of the Company’s executive officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the Company’s Trustees and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.  Information as to the beneficial ownership of Common Shares and Class A Preferred Shares by Trustees and executive officers has been furnished by the respective person.

	BENEFICIAL OWNERSHIP
NAME	Number (1)	Percent (1)
Steven B. Hoyt (2) (3)	1,674,981	24.6%
Paul T. Lambert (2) (4)	1,524,946	22.4%
Duane H. Lund (2) (5)	1,111,847	16.3%
American Real Estate Equities, LLC (6)	964,803	14.2%
Odeh Muhawesh (7)(8)	477,501	7.0%
Mary S. Henschel (9)	138,011	2.0%
All Trustees and current or former executive officers as a group (5 persons) (10)	2,997,680	44.1%

*Indicates less than one percent.

(1)  Based on 4,517,524 Common Shares and 663,291 Class A Preferred Shares outstanding as of the January 1, 2002.

(2)  The business address for each of the current Trustees and executive officers is 5620 Smetana Road, Suite 330, Minnetonka, Minnesota 55343.

(3)  Includes 390,890 Common Shares issuable upon conversion of 113,367 Class A Preferred Shares and 964,803 Common Shares held by American Real Estate Equities, LLC, of which Mr. Hoyt is a member.

(4)  Includes 115,388 Common Shares issuable upon conversion of 33,465 Class A Preferred Shares, 444,755 Common Shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager and 964,803 Common Shares held by American Real Estate Equities, LLC, of which Lambert Equities II, LLC is a member.

(5)  Includes 3,448 Common Shares issuable upon conversion of 1,000 Class A Preferred Shares, 143,596 Common Shares held by WLPT Funding, LLC, of which Mr. Lund is the owner and sole manager and 964,803 Common Shares held by American Real Estate Equities, LLC, of which WLPT Funding, LLC is a member. Excludes options as to 80,000 Common Shares which are currently exercisable but not in the money.

(6)  The business address for American Real Estate Equities, LLC is 300 First Avenue North, Suite 115, Minneapolis, MN 55401.

(7)  The business address for Mr. Muhawesh is 6465 Wavzata Boulevard, Suite 810, Minneapolis, MN  55426.

(8)  Excludes options as to 1,000,000 Common Shares which are currently exercisable but not in the money.

(9)  In connection with a sale of certain assets of Stonehaven Technologies to Stellent on July 10, 2001, Ms. Henschel is no longer employed as the President of Stonehaven Technologies as of July 10, 2001.

(10) Includes 512,664 Common Shares issuable upon conversion of 148,684 Class A Preferred Shares. Figures do not reflect an aggregate of 181,629 Common Units of the Company’s Operating Partnership and options as to 1,017,500 Common Shares, which are currently exercisable by the Trustees and executive officers of the Company but not in the money.

Item 12.  Certain Relationships and Related Transactions

On February 24, 2000, the Company acquired Stonehaven Technologies (formerly NETLink International, Inc. “Netlink”).  The Company exchanged 914,292 Common Shares (valued at $4.375 per share or an aggregate of $4.0 million) for all of the outstanding stock of Netlink.  Odeh Muhawesh and Mary Henschel, former shareholders of Netlink, received, either directly or indirectly a significant portion of such consideration and became officers of Stonehaven Technologies.  On July 10, 2001, Stonehaven Technologies’ sold certain of its assets to Stellent, Inc., a Minnesota company (NASDAQ:STEL) (“Stellent”) pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent.  In connection with the July 2001 transaction, Stonehaven Technologies and Mary Henschel, former President of Stonehaven Technologies, entered into a Separation Agreement whereby Ms. Henschel was required to separate from her employment with Stonehaven Technologies.  Further, Stonehaven Technologies’ employment agreement with Mr. Lund was terminated on September 9, 2001 and as of December 31, 2001, the Company has accrued related termination costs of $240,000.  Odeh Muhawesh continues to serve as Chief Knowledge Officer and the sole employee of Stonehaven Technologies under his employment contract which expires on March 31, 2002. Unpaid costs through the end of Mr. Muhawesh’s employment agreement totaling $37,000 have been accrued as of December 31, 2001.

Separately, Mr. Lund continues to serve as the Company’s Chief Executive Officer.

On December 29, 2000, the Operating Partnership sold its interest in its wholly-owned subsidiary WPT I, LLC, a Delaware limited liability company (“WPT I”) and owner of the Thresher Square property (“Thresher Property”), to four individuals (“Buyers”), in exchange for $169,874 in cash, 522,416 Common Shares of the Company and 61,898 Common Units of the Operating Partnership, all of which were cancelled, and the release of approximately $6.6 million of debt.  WPT I originally purchased the Thresher Property from the Buyers, one of which is a Trustee of Stonehaven.

On June 30, 2000, the Company transferred and sold to Wellington Management Corporation (WMC), an affiliate of Arnold Leas, the former Chairman of the Board of the Company until that date, the Company’s 100% interest in Lake Point and 8% equity interest in Highlander.  The interests were exchanged for 95,000 shares of the Company’s Class B Preferred Shares owned by WMC, including accrued distributions, and WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe.  Further in connection with the dispositions, the listing agreement between the Company and WMC’s affiliate, WMC Realty, Inc., was terminated and no brokerage commission was paid to WMC’s affiliate.  Additionally, Mr. Leas resigned, and Robert F. Rice, then Secretary and Trustee of the Company, entered into a Separation Agreement with the Company pursuant to which he resigned as Secretary and Trustee of the Company and received from the Company a severance payment of $40,000.

On February 29, 2000, the Company, through the Operating Partnership, acquired the Plymouth

Properties from Plymouth Partners II, LLC, of which Steven B. Hoyt, a Trustee of the Company is the chief manager and co-owner.  The total purchase price was $6.7 million and was funded through the issuance of an aggregate of 181,629 Common Units in the Operating Partnership (valued at $4.35 per Common Unit, or an aggregate value of $790,000), the assumption of certain third-party debt totaling $4.5 million secured by the Plymouth Properties and the balance paid in cash.

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 Common Units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by American Real Estate Equities, LLC into 808,482 Common Shares.

Management Fees

The Company maintains a property management agreement with Hoyt Properties Inc. (“Hoyt”), an entity controlled by a Trustee of the Company, to serve as Property Manager of the commercial properties owned by the Company.  In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service. Management fees paid to Hoyt were approximately $87,000 and $241,000 for the years ended December 31, 2001 and December 31, 2000, respectively.

Transactions between Companies under Common Management

Stonehaven Technologies had a customer relationship in which Odeh Muhawesh, an officer of Stonehaven Technologies, and certain other former members of the Company’s management performed certain management responsibilities for the customer from approximately January 1 through June 30, 2000.  Revenues recognized from this customer for the year ended December 31, 2001 and for the period commencing with the February 24, 2000 acquisition date through December 31, 2000 were approximately zero and $353,000, respectively.  As of December 31, 2000, accounts receivable from the customer totaled approximately $114,000 and amounts due to the customer totaled $30,000.  As of December 31, 2001, such amounts were written off.

Rental Income

During the years ended December 31, 2001 and December 31, 2000, the Company recognized revenue of approximately zero and $23,000, respectively, on office space leased to Hoyt.

Rental Expense

During the years ended December 31, 2001 and December 31, 2000, the Company recognized rental expense of approximately $10,000 and $175,000, respectively, related to office space leased from Hoyt.

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

10.6

Common Stock Purchase Warrant by the Company to Credit Suisse First Boston Mortgage Capital LLC, dated March 5, 1998 (filed with the Company’s Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.7

Registration Rights Agreement by and between the Company and Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company’s Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.9

Stock Exchange Agreement between the Company and Wellington Management Corporation effective June 30, 2000 (filed with the Company’s Current Report on Form 8-K on July 14, 2000 and incorporated herein by reference)

10.10

Warrant to Purchase Shares of Stock dated March 28, 2000 between the Company and Venture One Real Estate LLC (filed with the Company’s Quarterly Report for the period ended June 30, 2000 on Form 10-QSB filed on August 14, 2000 and incorporated herein by reference)

10.11

Call Agreement dated March 28, 2000 between the Company and Venture One Real Estate LLC (filed with the Company’s Quarterly Report for the period ended June 30, 2000 on Form 10-QSB filed on August 14, 2000 and incorporated herein by reference)

10.12

Warrant to Purchase Shares of Stock dated June 22, 2000 between the Company and Venture One Real Estate LLC (filed with the Company’s Quarterly Report for the period June 30, 2000 on Form 10-QSB filed on August 14, 2000 and incorporated herein by reference)

10.13

Exclusive Agency and Representation Agreement between RESoft, Inc. and Venture One Real Estate, LLC (filed with the Company’s Quarterly Report for the period September 30, 2000 on Form 10-QSB filed on November 14, 2000 and incorporated herein by reference)

10.14

Membership Unit Purchase Agreement dated December 29, 2000, between the Company, Wellington Properties Investments, L.P., and Steven B. Hoyt, Bruce K. Hoyt, Donald Ringrose, and Richard Wolsfeld (filed with the Company’s Current Report as Exhibit 10.1 on Form 8-K on January 16, 2001 and incorporated herein by reference)

(b) Reports on Form 8–K

None

SIGNATURES

By:	/s/ Duane H. Lund
Duane H. Lund, Secretary	Dated: March 18, 2002

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

STONEHAVEN REALTY TRUST

Signature

Title

Date

/s/ Duane H. Lund	Trustee and Chief Executive Officer	March 18, 2002
Duane H. Lund	(Principal Executive Officer)

/s/ Steven B. Hoyt	Trustee	March 18, 2002
Steven B. Hoyt

/s/ Paul T. Lambert	Trustee	March 18, 2002
Paul T. Lambert

STONEHAVEN REALTY TRUST AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders of
Stonehaven Realty Trust and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Stonehaven Realty Trust and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ending December 31, 2001 and 2000.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stonehaven Realty Trust and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ending December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Minneapolis, Minnesota
February 15, 2002

Stonehaven Realty Trust and Subsidiaries
Consolidated Balance Sheet

December 31, 2001

ASSETS
Investments in real estate:
Land	$2,195,034
Buildings and improvements	8,823,447
Computer hardware, software and other fixed assets	69,922
11,088,403
Accumulated depreciation and amortization	(564,090)
Net investments in real estate	10,524,313
Cash and cash equivalents	1,540,766
Marketable securities, net	2,364,800
Restricted cash	229,303
Other assets, net	152,801
TOTAL ASSETS	$14,811,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans and notes payable	$6,537,791
Related party notes payable	335,000
Income taxes payable	40,000
Accounts payable and accrued expenses	771,049
Security deposits	35,000
Total liabilities	7,718,840

Minority interest in consolidated subsidiary	8,810

COMMITMENTS AND CONTINGENCIES:

Shareholders’ equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 663,291 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	6,633
Common Shares – $0.01 par value, 100,000,000 authorized; 4,517,524 shares issued and outstanding	45,176
Additional paid-in capital	25,595,216
Accumulated other comprehensive loss; net unrealized loss on marketable securities	(30,400)
Accumulated deficit	(18,492,523)
Treasury stock, at cost	(39,769)
Total shareholders’ equity	7,084,333
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,811,983

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31,
	2001	2000
Revenues
Rental revenue	$1,122,127	$3,189,791
Tenant recoveries	692,308	1,921,114
Professional services and sales of hardware andsoftware	1,803,266	2,632,825
Interest and other	206,295	372,334
Total revenues	3,823,996	8,116,064
Expenses
Property, operating and maintenance	209,045	1,017,904
Advertising and promotion	108,471	221,550
Property taxes and insurance	417,686	959,102
Depreciation and amortization	1,766,389	2,582,297
Interest	721,682	1,790,804
General and administrative	1,814,488	2,969,153
Management fees	86,905	255,422
Costs related to professional services and sales of hardware and software	895,785	2,143,524
Product development	114,917	396,181
Nonrecurring expenses	–	408,415
Total expenses	6,135,368	12,744,352
Loss from operations before equity in income of unconsolidated subsidiary and loss allocated to minority interest	(2,311,372)	(4,628,288)
Equity in income of unconsolidated subsidiary	–	2,912
Loss allocated to minority interest	132,080	571,333
Loss from operations	(2,179,292)	(4,054,043)
Loss on sale of investments in real estate	(165,835)	(4,260,910)
Loss on sale of marketable securities	(667,117)	–
Gain on sale of certain assets of Stonehaven Technologies	397,263	–
Loss before provision for income taxes	(2,614,981)	(8,314,953)
Provision for income taxes	(40,000)	–
Net Loss	(2,654,981)	(8,314,953)
Preferred Share Dividends	(630,141)	(643,558)
Net loss available to Common Shareholders	$(3,285,122)	$(8,958,511)
Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.73)	$(2.01)
Weighted average number of Common Shares outstanding	4,517,524	4,459,656
Comprehensive loss:
Net Loss	$(2,654,981)	$(8,314,953)
Other comprehensive loss:
Unrealized loss on marketable securities	(30,400)	–
Comprehensive loss	$(2,685,381)	$(8,314,953)

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust
Consolidated Statements of Shareholders’ Equity

For the year ended December 31, 2001 and 2000

	Class A Preferred Shares	Class B Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated other comprehensive income: net unrealized loss on marketable securities	Accumulated Deficit	Cost of Shares held in Treasury	Total
Balance at December 31, 1999	$7,840	$3,498	$13,881	$20,764,877	$—	$(6,250,624)	$—	$14,539,472
Cash dividends declared	—	—	—	—	—	(643,558)	—	(643,558)
Common Shares issued in connection with dividend reinvestments	—	—	167	47,498	—	—	—	47,665
Common Shares issued in connection with Stonehaven Technologies acquisition	—	—	9,143	3,990,857	—	—	—	4,000,000
Issuance of Common Shares for services	—	—	429	149,571	—	—	—	150,000
Issuance of warrants	—	—	—	682,338	—	—	—	682,338
Cost of 15,300 shares of common shares acquired for treasury	—	—	(153)	153	—	—	(39,769)	(39,769)
Lake Pointe return of capital and sale	—	(950)	—	(760,646)	—	(45,000)	—	(806,596)
Thresher Property return of capital and sale	—	—	(5,224)	(7,120,036)	—	—	—	(7,125,260)
Conversion of Preferred Shares and units to Common Shares	(1,207)	(2,548)	26,933	(23,178)	—	—	—	—
Adjustment to minority interest resulting from operations and changes in ownership of the operating partnership by the Company	—	—	—	7,863,782	—	121,299	—	7,985,081
Net loss	—	—	—	—	—	(8,314,953)	—	(8,314,953)
Balance at December 31, 2000	$6,633	$—	$45,176	$25,595,216	$—	$(15,132,836)	$(39,769)	$10,474,420
Cash dividends declared	—	—	—	—	—	(630,141)	—	(630,141)
Unrealized loss on marketable securities	—	—	—	—	(30,400)	—	—	(30,400)
Adjustment to minority interest resulting from operations of the operating partnership by the Company	—	—	—	—	—	(74,565)	—	(74,565)
Net loss	—	—	—	—	—	(2,654,981)	—	(2,654,981)
Balance at December 31, 2001	$6,633	—	$45,176	$25,595,216	$(30,400)	$(18,492,523)	$(39,769)	$7,084,333

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust

Consolidated Statement of Cash Flows

	For the year ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(2,654,981)	$(8,314,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,766,389	2,582,297
Bad debt expense	392,134	—
Loss allocated to minority interest	(132,080)	(571,333)
Loss on sales of investment in real estate	165,835	4,260,910
Gain on sale of certain assets of Stonehaven Technologies	(397,263)	—
Loss on sale of marketable securities	667,117	—
Equity in income of unconsolidated subsidiary	—	(2,912)
Net change in assets and liabilities:
Accounts receivable, net	81,380	(40,771)
Restricted cash	804,731	(906,985)
Other assets, net	(10,204)	8,543
Income taxes payable	40,000	—
Accounts payable and accrued expenses	(1,787,759)	147,898
Deferred revenue and security deposits	(111,214)	122,385
Net cash used in operating activities	(1,175,915)	(2,714,921)

Cash flows from investing activities:
Acquisition of and additions to real estate properties	(43,305)	(1,359,246)
Acquisition of computer hardware, software and other fixed assets	(63,649)	(902,172)
Acquisition of licensing agreements	(300,000)	—
Cash proceeds from disposition of real estate property and investment in unconsolidated subsidiary, net	593,579	170,999
Costs associated with disposition of certain assets of Stonehaven Technologies	(587,738)	—
Cash proceeds from acquisition of consolidated subsidiary	—	160,759
Cash proceeds from sale of marketable securities,	2,925,683	5,188,779
Investment in unconsolidated subsidiary	—	7,425
Net cash provided by investing activities	2,524,570	3,266,544

Cash flows from financing activities:
Payments on mortgage loans and notes payable	(104,526)	(536,614)
Payments on line of credit	—	(68,466)
Payments of related party note payable	—	(415,000)
Repurchase of Common Shares	—	(39,769)
Dividends/distributions paid	(1,339,279)	(748,582)
Net cash used in financing activities	(1,443,805)	(1,808,431)

Net decrease in cash and cash equivalents	(95,150)	(1,256,808)
Cash and cash equivalents
Beginning of year	1,635,916	2,892,724
End of year	$1,540,766	$1,635,916

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Organization

Stonehaven Realty Trust (the “Company”) is a real estate company separated into two business segments: a commercial real estate segment which acquires, owns and operates commercial real estate and a technology segment which through July 10, 2001, provided information technology consulting and document management solutions.

The Company’s real estate investments are owned through its operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which the Company is the sole general partner and owns an approximate 92.9% interest.  As of December 31, 2001, the Company owned four commercial industrial properties that aggregate approximately 129,000 rentable square feet.

On July 10, 2001, Stonehaven Technologies, Inc. (Formerly, RESoft, Inc.) (“Stonehaven Technologies”), a Delaware company and a wholly-owned subsidiary of Stonehaven Realty Trust, sold certain of its assets to Stellent, Inc. (Formerly, IntraNet Solutions, Inc.) (“Stellent”), a Minnesota company (NASDAQ: STEL).

Note 2—Basis of Presentation

Minority interest at December 31, 2001 represents approximately a 7.1% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

The consolidated financial statements of the Company at December 31, 2001 and for the years ended December 31, 2001 and 2000 include the accounts and operating results of the Company, its subsidiaries and the Operating Partnership as the Company’s general partnership interest provides for control over all significant Operating Partnership activities.  The consolidated financial statements include the Company’s 8% equity interest in Highlander Acquisition Company, LLC (“Highlander”) under the equity method of accounting for the periods the Company retained its equity interests.  All significant intercompany transactions have been eliminated in consolidation.

Note 3—Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of the Company’s consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2001, and the reported amounts of revenues and expenses for the years ended December 31, 2001 and 2000. Actual results could differ from those estimates.  Significant estimates include, among other items, the valuation of investments in real estate and deferred taxes.

Investments in Real Estate

Investments in real estate assets are carried at the lower of cost or estimated net realizable value.  The Company periodically reviews its properties for impairment and provides for a provision if impairments are determined.  First, to determine if impairment may exist, the Company reviews its properties and identifies those, if any, which have had either an event of change or event of circumstances warranting further assessment of recoverability.  Then, the Company estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income, among various other factors.  Such amounts are then compared to the property’s depreciated cost to determine whether an impairment exists.  The Company has not recognized impairment losses on real estate assets at December 31, 2001.

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Building and improvements	40
Computer hardware, software and other fixed assets	3-5

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

Cash and cash equivalents

Cash and cash equivalents include investments purchased with an original maturity date of three months or less.  The carrying amount approximates fair value due to short maturity of these investments.

The Company maintains its cash and cash equivalents in bank accounts which may exceed amounts insured by Federal Deposit Insurance Corporation.  Cash in money market funds is not federally insured.  As of December 31, 2001, cash in money market funds totaled $1,071,000.

Accounts Receivable

Accounts receivable is reported net of allowance for doubtful accounts.  As of December 31, 2001, all accounts receivable have been written off as uncollectible.  Therefore, no allowance exists at December 31, 2001.

Other Assets

As of December 31, 2001, other assets primarily consist of deferred financing costs incurred to obtain and secure mortgage debt financing.  Other assets are carried at cost, less accumulated amortization.  The deferred financing costs are being amortized over the life of the respective loans on a straight-line basis.  Accumulated amortization related to deferred financing costs as of December 31, 2001 was approximately $20,000.

As a result of the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our royalties and licensing agreements has been significantly impaired primarily due to the fact that Stellent has become an active competitor to our technology.  As a result, the Company recorded the unamortized costs of these assets as of July 10, 2001 of approximately $1,620,000 ($2,482,000 net of accumulated amortization of approximately $862,000) as an offset to the gain on sale of certain assets of Stonehaven Technologies.

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

Software Development

As of December 31, 2001, the Company is not incurring costs related to development of new software product.  When such costs are incurred, they are charged to software development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established, which to date has been when the Company has a working model of the software, and ending, when a product is available for general release to customers.  Substantially all development costs are incurred prior to establishing a working model.  As a result, the Company has not capitalized any software development costs since costs have not been significant.

Income Taxes

Through December 31, 1999, the Company historically operated as a REIT and maintained its qualification as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”). As a REIT, the Company generally was not subject to federal income tax. To qualify as a REIT under the Code for a taxable year, the Company must meet certain requirements relating to its assets, income, stock ownership and distributions to shareholders.

For the year ended December 31, 2000, the Company did not qualify as a REIT under the Code due to Stonehaven Technologies’ operations.  Due to the Company’s failure to qualify as a REIT, the Company is now subject to federal income tax on all of its taxable income at regular corporate rates and will not receive a deduction for dividends paid to its shareholders. Additionally, any distributions to shareholders generally will be taxable to the shareholders as ordinary income to the extent of current and accumulated earnings and profits. Thus, the Company’s income would be subject to double taxation—at the corporate level and the shareholder level to the extent such income is distributed to shareholders. For the year ended December 31, 2000, the Company was in a taxable loss position. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements for the year ended December 31, 2000.  For the year ended December 31, 2001, the Company expects to have taxable income as a result of the sale of certain assets on July 10, 2001, and accordingly, has included a provision for federal and state income taxes totaling $40,000 in the accompanying consolidated financial statements.

Failure to qualify as a REIT for the year ended December 31, 2000 disqualifies the Company from taxation as a REIT for the four taxable years thereafter and could result in the Company incurring indebtedness or liquidating investments should the Company not have sufficient funds to pay the resulting federal income tax liabilities. As a result, the funds available for distribution to the Company’s shareholders would be reduced for each of the years involved. In addition, dividend payments subject to the Code would no longer be required.

Because the Company is no longer a REIT for federal income tax purposes, the Company now accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company and certain of its subsidiaries are also subject to certain state and local income, excise and franchise taxes.  The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Investment in Unconsolidated Subsidiary

The Company accounted for the investment in Highlander under the equity method.  The investment was recorded initially at the Company’s cost and subsequently adjusted for the Company’s net equity in income or loss and cash contributions and distributions.  On June 30, 2000, the Company sold its 8% interest in Highlander.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities.  The Company was required to adopt FAS 133 effective January 1, 2001.  Because the Company does not use derivative financial instruments, the Company’s adoption of FAS 133 effective January 1, 2001 did not have an effect on the Company’s consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements.  In October 2000, the SEC issued a “Frequently Asked Questions” document on SAB 101 to provide further definitive guidance on the implementation of SAB 101.  SAB 101 is effective for years beginning after December 15, 1999 and the Company was required to adopt SAB 101 in the quarter ended December 31, 2000, retroactive to the beginning of the year.  SAB 101 did not have an effect on the Company’s results of operations, financial position or cash flows.

During fiscal 2001, the Financial Accounting Standards Board issued SFAS #142 Goodwill and Other Intangible Assets.  SFAS #142 will be effective for the Company’s fiscal year beginning January 1, 2002 and will no longer permit goodwill of the Company to be amortized.  Instead, goodwill will be periodically tested for impairment and written down if impairment is determined to exist.  Other intangible assets must be reviewed, and assessed at least annually, in order to ascertain if their lives are deemed to be finite (amortized) or indefinite (not amortized).  At December 31, 2001, the Company no longer has goodwill, but will evaluate any future goodwill or intangible assets with respect to the above.

In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 establishes a model for measurement and reporting the impairment of assets to be disposed of by sale and addresses accounting for a segment of a business accounted for as a discontinued operation.  SFAS 144 is effective for fiscal years beginning after December 15, 2001.

Note 4—Marketable Securities

The Company’s investments in marketable securities are available-for-sale and, as of December 31, 2001, represent 80,000 shares of common stock of Stellent (“Stellent Shares”).  Such shares were acquired in connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001 and were recorded at $29.94 per share based on the NASDAQ closing quote per share of common stock of Stellent on July 9, 2001.  The shares were unregistered when acquired and Stellent subsequently registered the shares with the Securities and Exchange Commission effective September 7, 2001.  As of December 31, 2001, the fair market value of these marketable securities aggregate $2,365,000 (based upon the NASDAQ closing quote per share of common stock of Stellent of $29.56 on December 31, 2001).  As a result the Company has recorded an unrealized loss of $30,400.

During the year ended December 31, 2001, the Company sold 120,000 Stellent Shares at an average price of $24.38 per share and recognized a loss of the sale of these shares totaling approximately $667,000.  The Company recognizes gain or loss on the sale of marketable securities based upon the first-in first-out method. Subsequent to December 31, 2001 and through February 15, 2002, the Company sold an additional 40,000 shares at an average sale price of $31.34 per share net of commissions.  As of February 15, 2002, the NASDAQ closing quote per share of common stock of Stellent was $16.21.

Note 5—Acquisitions and Dispositions

Disposition of Certain Assets of Stonehaven Technologies

On July 10, 2001, Stonehaven Technologies sold all of its interest in SmartCabinet software code (software technology replicating and mapping a company’s business logic in web base format) and related assets including its REDocs initiatives, to Stellent pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent.  In exchange, Stonehaven Technologies received 200,000 unregistered shares of Stellent common stock (the “Stellent Shares”) with a market value aggregating approximately $5,988,000 (valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001).  Stellent subsequently registered the Stellent Shares with the Securities and Exchange Commission effective September 7, 2001.  As of December 31, 2001, the Company has recorded a gain on the sale of approximately $397,000, net of the unamortized costs of certain royalties, licensing agreements, and goodwill.

In connection with the transaction, Stonehaven Technologies and Mary Henschel, former President of Stonehaven Technologies, entered into a Separation Agreement.  Ms. Henschel and most of Stonehaven Technologies’ other employees are no longer employed by Stonehaven Technologies.  Further, Duane H. Lund terminated his employment with Stonehaven Technologies as of September 9, 2001 and as of December 31, 2001, the Company has accrued related termination costs of $240,000.  Odeh Muhawesh continues to serve as Chief Knowledge Officer and the sole employee of Stonehaven Technologies under his employment contract which expires on March 31, 2002.  Unpaid costs through the end of Mr. Muhawesh’s employment agreement totaling $37,000 have been accrued as of December 31, 2001.

Stonehaven Technologies also terminated its Exclusive Agency and Representation Agreement with Venture One Real Estate, LLC, in July 2001 and agreed to pay it a $262,500 termination fee.  Further in connection with the July 2001 transaction, the warrants associated with certain intangible assets were cancelled.

Disposition of Investments in Real Estate

On March 31, 2001, the Company sold the St. Cloud, Minnesota real property (“Cold Springs Property”) to an unrelated third party.  In exchange for the real property, the Company received approximately $8.3 million in cash.  In addition, the Company retired the related mortgage indebtedness of approximately $7.3 million.  The Company recorded a loss on the sale of the investment in the real estate of approximately $166,000 as of

December 31, 2001 and an expected loss on the sale of the investment in real estate of approximately $4.3 million as of December 31, 2000.

On December 29, 2000, the Operating Partnership sold its membership interest in its wholly-owned subsidiary WPT I, LLC, a Delaware limited liability company (“WPT I”) and owner of the Thresher Square property (“Thresher Property”), to four individuals (“Buyers”), in exchange for $169,874 in cash, 522,416 Common Shares of the Company and 61,898 Common Units of the Operating Partnership (“Common Units”), all of which were cancelled, and the release of approximately $6.6 million of debt. In connection with the sale, cash in the amount of $805,000 securing a letter of credit granted by the Company in favor of the mortgagee of the Thresher Property and the letter of credit was released. Additionally, the Company was released from its obligation to indemnify one of the Buyers, who is also a member of the Board of Trustees of the Company, from amounts incurred by him under personal guaranties related to the Thresher Property which remained in place after the original purchase by WPT I.  WPT I originally purchased the Thresher Property from the Buyers, one of which is a Trustee of the Company.  The disposition resulted in no gain or loss being recorded in the accompanying consolidated statement of operations due to the related party nature of the transaction.  The disposition was considered a return of capital and resulted in a $7.1 million reduction in shareholders’ equity.

On June 30, 2000, the Company transferred and sold to Wellington Management Corporation (“WMC”) the Company’s 100% interest in Lake Pointe Apartment Homes, Inc., a Wisconsin corporation and wholly owned subsidiary of the Company (“Lake Pointe”) and the Company’s 8% equity interest in Highlander. The interests were exchanged for 95,000 shares of the Company’s Class B Junior Cumulative Convertible Preferred Shares (“Class B Preferred Shares”) owned by WMC and WMC assumed the mortgage debt totaling approximately $2.7 million associated with Lake Pointe. The disposition resulted in no gain or loss being recorded in the accompanying consolidated statement of operations due to the related party nature of the transaction. The disposition was considered a return of capital and resulted in a $807,000 reduction in shareholders’ equity.

Acquisition of Investments in Real Estate and Consolidated Subsidiary

On February 29, 2000, the Company through the Operating Partnership acquired three commercial real estate properties located in suburban Minneapolis, Minnesota (“Plymouth Properties”). The Plymouth Properties were purchased from a related party for an aggregate purchase price of approximately $6.7 million. The purchase price was funded through the issuance of an aggregate of 181,629 Common Units in the Operating Partnership (valued at $4.35 per Common Unit, or an aggregate value of approximately $790,000), the assumption of certain third–party debt totaling approximately $4.5 million, secured by the Plymouth Properties, and the balance paid in cash.  The acquisition was accounted for using the purchase method of accounting.

On February 24, 2000, the Company acquired Stonehaven Technologies.  The acquisition was accomplished by exchanging 914,292 of the Company’s Common Shares for all of the issued and outstanding stock of Stonehaven Technologies valued at $4.375 per share, or an aggregate value of approximately $4.0 million.  The acquisition was accounted for using the purchase method of accounting.

Pro Forma Consolidated Financial Information (Unaudited)

The following pro forma condensed consolidated financial information presented below is as if the acquisition of the Plymouth Properties and the dispositions of Lake Pointe, Highlander, Cold Springs Property, Thresher Property and certain assets of Stonehaven Technologies had occurred on January 1, 2000.  The pro forma financial information is not necessarily indicative of the results, which actually would have occurred if the acquisitions or dispositions had been consummated on January 1, 2000, nor does the pro forma information purport to represent the results of operations for future periods.

	For the year ended December 31,
	2001	2000
Pro forma total revenue	$1,495,000	$1,964,000
Pro forma loss	$1,419,000	$806,000
Pro forma loss available to Common Shareholders	$2,049,000	$1,450,000
Pro forma loss per Common Share Basic and Diluted	$0.45	$0.35

Note 6—Mortgage Loans and Notes Payable

Mortgage loans and notes payable as of December 31, 2001 consisted of the following:

	Amount	Payment Terms
Century Bank, N.A., 7.625%, maturing on May 31, 2002, collateralized by the Plymouth I property and assignment of rents*	$1,483,298	Monthly principal and interest of $12,501

Century Bank, N.A., 7.625%, maturing on May 31, 2002, collateralized by the Plymouth II and Plymouth III properties and assignment of rents*	2,805,792	Monthly principal and interest of $21,686

GMAC Commercial Mortgage Corporation, 7.00%, maturing February 1, 2008, collateralized by the Nicollet commercial property and an assignment of rents and security agreement	2,248,701	Monthly principal and interest of $15,635
	$6,537,791

*   A Trustee of the Company and his spouse has fully guaranteed this mortgage loan.

The mortgage loans and notes payable mature as follows:

Year ending December 31,
2002	$4,320,284
2003	33,450
2004	35,868
2005	38,460
2006	41,241
Thereafter	2,068,488
$6,537,791

Total mortgage loans and notes payable of approximately $4,289,000 mature on May 31, 2002.  We anticipate refinancing this debt at an annual fixed interest rate below the current rate of 7.625% for a three year term.  We expect fees associated with this refinance to total approximately $21,000.

The Company has a note payable to the former Chief Executive Officer of Stonehaven Technologies and former Trustee of the Company, who is the current Chief Knowledge Officer of Stonehaven Technologies.  The note totaled $335,000 as of December 31, 2001 and was due on January 2, 2001.  On December 29, 2000, the Company notified the Chief Knowledge Officer that is was suspending its payment under the promissory note assumed by Stonehaven Technologies pending the resolution of the currently outstanding legal proceeding.  The Company has accrued interest on the note through December 31, 2001 at 9.50%.  The payment of interest may be made in cash or Common Shares of the Company, at the option of the Company.

Note 7 — Shares, Warrants and Options

During 1999, the Company issued 785,037 Class A Cumulative Convertible Preferred Shares (“Class A Preferred Shares”) to the public (“Preferred Offering”). Each of the Class A Preferred Shares is entitled, at all meetings of shareholders, to 3.448 votes, the number of Common Shares into which they are convertible, subject to adjustment for stock splits and similar events.  The Class A Preferred Shares are entitled to vote as a class on certain matters that affect their respective rights.  The Class A Preferred Shares bear a liquidation value of $10.00 per share and accrue a dividend equal to $0.475 per share, with such dividend payable every six months.  The Class A Preferred Shares are convertible into the number of Common Shares equal to the quotient obtained by dividing (1) $10.00 plus any dividends then accrued but unpaid on the Class A Preferred Shares, by (2) $2.90, a price equal to 110% of the average closing bid price of Common Shares over the 10 trading days preceding the effective date of the registration statement covering the Class A Preferred Shares.  The Company has the right to redeem the Class A Preferred Shares, under certain circumstances, after the two-year anniversary date of the initial closing of the Preferred Offering.  Proceeds from the Preferred Offering, net of underwriters’ discount and total offering expenses, were approximately $6.7 million.

Further during 1999, the Company issued 254,800 Class B Preferred Shares to AREE as consideration for payment of advances to the Company for working capital purposes, costs incurred in connection with the Company’s 1998 commercial acquisitions and payments for abandoned project pursuit costs and issued 95,000 Class B Preferred Shares to WMC as partial consideration for the termination of the incentive advisory agreement between the Company and WMC.  As of December 31, 2001 and 2000, no Class B Preferred Shares are outstanding.

On February 18, 2000, the Board of Trustees approved the conversion of 1,657,437 Common Units of the Operating Partnership into 1,468,484 Common Shares and further approved the conversion of the 254,800 Class B Preferred Shares held by AREE into 808,482 Common Shares.

In connection with the acquisition of Stonehaven Technologies, on February 24, 2000, the Company issued 914,292 Common Shares (valued at $4.375 per share or an aggregate of $4.0 million).

On February 29, 2000, in connection with the Company’s acquisition of the Plymouth Properties, the Operating Partnership issued an aggregate of 181,629 Common Units in the Operating Partnership (valued at $4.35 per Common Unit, or an aggregate value of approximately $790,000).

During the second quarter of 2000, the Company issued to an individual contractor 42,857 Common Shares in exchange for consulting services provided in connection with the acquisition by the Company of the Plymouth Properties.  The shares were valued at an aggregate price of $150,000 or $3.50 per share.  The Company expensed the cost of the consulting services during the year ended December 31, 2000.

On June 30, 2000, in connection with the Company’s disposition of Lake Pointe and Highlander, 95,000 shares of the Company’s Class B Preferred Shares owned by WMC were cancelled.

On July 1, 2000, the Board of Trustees of the Company authorized the Company to repurchase, on a quarterly basis, up to 150,000 Common Shares of the Company in open market transactions. To facilitate such repurchase program, no dividend was declared on the Company’s Common Shares. During the year ended December 31, 2000, the Company repurchased 15,300 Common Shares at an aggregate cost of approximately $40,000.  No Common Shares were repurchased during the year ended December 31, 2001.  As of December 31, 2001, the 15,300 Common Shares represented all of the treasury stock as recorded in the accompanying consolidated balance sheet.

On December 29, 2000, in connection with the disposition of the Thresher Properties, 522,416 Common Shares of the Company and 61,898 Common Units of the Operating Partnership were cancelled.

During the year ended December 31, 2000, 120,746 Class A Preferred Shares were converted into 416,331 Common Shares.  No Class A Preferred Shares were converted into Common Shares during the year ended December 31, 2001.

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

Warrants

On March 5, 1998, the Company issued warrants to Credit Suisse First Boston Mortgage LLC in connection with the refinancing of debt.  The warrants provide for the right to purchase 47,500 Common Shares at a price of $5.37 per Common Share.  The warrant is exercisable at any time through March 5, 2008.  The warrant remains unexercised as of December 31, 2001.

In connection with the Company’s Preferred Offering on October 28, 1999, the Company issued to a representative of the underwriters a warrant to purchase 35,500 Class A Preferred Shares at a price of $10.00 per share.  The warrants issued to the underwriters’ representative will become exercisable one year after date of issuance and will be exercisable for a period of four years thereafter.  The warrants contain provisions for (1) “cashless exercise,” whereby the underwriters’ representative may forfeit a portion of the warrants at the time of exercise in lieu of the cash payment of the exercise price, (2) appropriate adjustment in the event of a merger, consolidation, recapitalization, reclassification, share dividend, shared split or similar transaction, (3) a one-time right to demand registration of the Common Shares underlying the warrants under the Securities Act of 1933, and (4) participation of the Common Shares underlying such warrant, on a “piggy-back” basis, in specified registrations by the Company during the duration of the underwriters’ warrant and for two years thereafter.

On March 28, 2000, the Company acquired a proprietary database from a sales and marketing company and issued to it 366,670 warrants to purchase the Company’s Common Shares.  The warrants bore an exercise price of $6.375 per share, were immediately vested and were to expire at the earlier of July 1, 2005 or upon the occurrence of certain corporate events, as defined in the warrant agreement.  On June 22, 2000, the Company acquired additional proprietary material from the same sales and marketing company and in exchange issued an additional 700,000 warrants to purchase the Company’s Common Shares.  One half of the warrants bore an exercise price of $6.375 per share and the remainder bore an exercise price of $9.375 per share.  The warrants were immediately vested and were to expire at the earlier of July 1, 2007 or upon the occurrence of certain corporate events, as defined in the warrant agreement.  The estimated fair value of these warrants on the respective grant dates using the Black-Scholes pricing model totaled approximately $682,000.  In connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001, the warrants issued to purchase a total of 1,066,670 Common Shares of the Company were canceled.

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

In connection with employment agreements entered into during 1999 and in accordance with the Current Plan, the Company issued options to purchase 80,000 Common Shares at $2.90 per share to each of the Company’s Chief Executive Officer and former President.  The Chief Executive Officer’s options expire on September 30, 2009 and the former President’s options expire on December 31, 2005.

In connection with the Stonehaven Technologies acquisition in February of 2000, the Company issued to the current Chief Knowledge Officer of Stonehaven Technologies, options as to 1.0 million Common Shares at a price of $5.375 per share.  The options expire in February 2010 and are exercisable as to 500,000 shares on February 24, 2000, with options as to 62,500 shares exercisable quarterly, commencing May 24, 2000.  The Company also issued to the Chief Executive Officer of Stonehaven Technologies, options as to 666,667 Common Shares at a price of $6.375 per share.  Further by agreement, the Company set aside a pool of options as to 200,000 Common Shares for future award to employees of Stonehaven Technologies.  Each of the above options expires 90 days after employment ends or is terminated.  In connection therewith, options issued to Stonehaven Technologies’ Chief Executive Officer and the pool of options to other employees of Stonehaven Technologies have expired as of December 31, 2001.

The following summarizes the Company’s activity relative to options:

	Options to Purchase Common Shares	Weighted Average Exercise Price per Share	Range of Exercise Price per Share
Outstanding at January 1, 2000	214,387	$3.53	$2.90 – $5.37
Granted	1,666,667	$5.78	$5.375 – $6.375
Outstanding at December 31, 2000	1,881,054	$5.52	$2.90 – $6.375
Expired	(666,667)	$6.38	$6.38
Outstanding at December 31, 2001	1,214,387	$5.05	$2.90 – $5.375
Exercisable at December 31, 2000	1,360,221	$5.42	$2.90 – $5.375
Exercisable at December 31, 2001	1,151,887	$5.03	$2.90 – $5.375

The options outstanding as of December 31, 2001 have a weighted average remaining contractual life of 7.8 years.  No options were granted during the year ended December 31, 2001.  The weighted average grant date fair value for options granted during 2000 was $0.79.  No options were exercised during the years ended December 31, 2001 and 2000.  During the year ended December 31, 2001, 666,667 options were canceled.  No options were canceled during the year ended December 31, 2000.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock incentive plans.  Accordingly, no compensation expense has been recognized in the consolidated statements of operations.  Had compensation expense for the Company’s stock incentive plans been determined based upon the fair value at the grant date for awards under the Stock Incentive Plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”, net loss and loss per share for the year ended December 31, 2000 would have been the pro forma amounts indicated in the table below:

2000
Net loss available to Common Shares, as reported	$(8,958,511)
Net loss available to Common Shares, pro forma	$(9,893,511)
Loss per share — basic and diluted, as reported	$(2.01)
Loss per share — basic and diluted, pro forma	$(2.22)

As no options were granted during the year ended December 31, 2001, no pro forma information for the period is included above.  The assumptions used in estimating the fair value on the grant date using the Black-Scholes option-pricing model are as follows:

2000
Risk-free interest rate	6.63%
Expected life in years	7.47
Expected volatility	53.85%
Expected dividend yield	7.30%

Note 8—Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted is computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the years ended December 31, 2001 and December 31, 2000 were 4,517,524 and 4,459,656 respectively. Common share equivalents of approximately 3.6 million include outstanding convertible preferred shares, warrants and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the years ended December 31,
	2001	2000
Numerator
Net Loss	$(2,654,981)	$(8,314,953)
Preferred Share Dividends	(630,141)	(643,558)

Net loss available to Common Shareholders	$(3,285,122)	$(8,958,511)

Denominator
Weighted average Common Shares outstanding at December 31, 2001 and 2000, respectively: Basic and Diluted	4,517,524	4,459,656

Basic and Diluted EPS
Net loss available to Common Shareholders – Basic and Diluted	$(0.73)	$(2.01)

Note 9—Dividends/Distributions

During 2001 and 2000, cash distributions declared with respect to the Class A Preferred Shares were $0.95 per annum per Class A Preferred Share.  No cash distributions were declared during 2001 and 2000 with respect to the Common Shares.

Note 10 — Income taxes

The income tax provision consists of the following components:

	2001	2000
Current	$40,000	$—
Deferred	—	—
Total tax provision	$40,000	$—

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	2001	2000
Benefit at Federal statutory rate	$(894,000)	$(2,827,000)
Alternative minimum tax	40,000	—
State income benefit, net of Federal tax effect	(170,000)	(538,000)
Permanent differences:
Amortization of goodwill	530,000	420,000
Reduction of real estate basis	248,000	1,720,000
Disposal of Stonehaven Technologies net assets	993,000	—
Change in valuation allowance	(654,000)	2,180,000
Other	(53,000)	(955,000)

Tax provision	$40,000	$—

The presentation of the reconciliation of the tax provision to the expense that would result from applying Federal statutory rates for 2000 has been changed to conform to the classifications used in 2001 and to properly record the permanent differences and the valuation allowance.  This change had no effect on the tax provision or net income as previously reported.

Deferred tax assets and liabilities consist of the following:

2001
Deferred tax assets:
Net operating loss carryforwards	$1,301,000
Accrual and other timing variances	185,000
Alternative minimum tax credit	40,000
Valuation allowance	(1,526,000)
Deferred tax liabilities	—

Net deferred tax assets	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income.  Management has determined that sufficient uncertainty exists regarding the realizability of a significant portion of the net deferred tax assets.  As such, management has provided a valuation allowance of $1,526,000 against such net deferred tax assets of the Company as of December 31, 2001.

At December 31, 2001, the Company had net operating loss carryforwards of approximately $3,215,000 available to be carried to future periods.  The loss carryforwards expire as follows:

2001
2012	$308,000
2018	739,000
2019	115,000
2020	2,053,000

Total net operating loss carryforwards	$3,215,000

Note 11 — Related Party Transactions

Transactions with Officers

On February 24, 2000, the Company acquired Stonehaven Technologies (formerly NETLink International, Inc. “Netlink”).  The Company exchanged 914,292 Common Shares (valued at $4.375 per share or an aggregate of $4.0 million) for all of the outstanding stock of Netlink.  Odeh Muhawesh and Mary Henschel, former shareholders of Netlink, received, either directly or indirectly a significant portion of such consideration and became officers of Stonehaven Technologies.  On July 10, 2001, Stonehaven Technologies’ sold certain of its assets to Stellent pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent.  In connection with the July 2001 transaction, Stonehaven Technologies and Mary Henschel, former President of Stonehaven Technologies, entered into a Separation Agreement whereby Ms. Henschel was required to separate from her employment with Stonehaven Technologies.  Further, Stonehaven Technologies’ employment agreement with Mr. Lund was terminated on September 9, 2001 and as of December 31, 2001, the Company has accrued related termination costs of $240,000.  Odeh Muhawesh continues to serve as Chief Knowledge Officer and the sole employee of Stonehaven Technologies under his employment contract which expires on March 31, 2002. Unpaid costs through the end of Mr. Muhawesh’s employment agreement totaling $37,000 have been accrued as of December 31, 2001.

Separately, Mr. Lund continues to serve as the Company’s Chief Executive Officer.

Management Fees

The Company maintains a property management agreement with Hoyt Properties Inc. (“Hoyt”), an entity controlled by a Trustee of the Company, to serve as Property Manager of the commercial properties owned by the Company.  In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service. Management fees paid to Hoyt were approximately $87,000 and $241,000 for the years ended December 31, 2001 and December 31, 2000, respectively.

Transactions between Companies under Common Management

Stonehaven Technologies had a customer relationship in which Odeh Muhawesh, an officer of Stonehaven Technologies, and certain other former members of the Company’s management performed certain management responsibilities for the customer from approximately January 1 through June 30, 2000.  Revenues recognized from this customer for the year ended December 31, 2001 and for the period commencing with the February 24, 2000 acquisition date through December 31, 2000 were approximately zero and $353,000, respectively.  As of December 31, 2000, accounts receivable from the customer totaled approximately $114,000 and amounts due to the customer totaled $30,000.  As of December 31, 2001, such amounts were written off.

Rental Income

During the years ended December 31, 2001 and December 31, 2000, the Company recognized revenue of approximately zero and $23,000, respectively, on office space leased to Hoyt.

Rental Expense

During the years ended December 31, 2001 and December 31, 2000, the Company recognized rental expense of approximately $10,000 and $175,000, respectively, related to office space leased from Hoyt.  In connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001, the Company’s five-year lease agreement was transferred to Stellent.

Note 12 — Rentals under operating leases

The Company and its subsidiaries lease residential and commercial space to individual and corporate tenants.  These leases expire at various times through 2009.  The following is a schedule by year of minimum rental income under such operating leases.

Year
2002	$798,882
2003	738,652
2004	438,165
2005	272,965
2006	52,932
Thereafter	141,152
$2,442,748

The total minimum future rentals presented above do not include amounts that may be received from commercial properties as tenant reimbursements.

During the year ended December 31, 2001, three tenants represented approximately 71.1% of the Company’s rental revenues.  During the year ended December 31, 2000, two tenants represented approximately 31.5% of the Company’s rental revenues.

Two of the commercial properties have one primary tenant who each leases 100% of each property’s rentable square footage and represent 20.3% of the Company’s aggregate rentable square footage of its commercial portfolio. The future minimum rental income from these tenants represents approximately 57.8% of the above total.

Note 13 — Commitments and Contingencies

Liquidity

As of December 31, 2001, our unrestricted cash resources were $1,541,000 and our marketable securities available for sale were $2,365,000.  The Company’s marketable securities represented 80,000 shares of common stock of Stellent at a fair market value of $29.56 per share (based on the NASDAQ closing quote per share on December 31, 2001).  Such shares were acquired on July 10, 2001, had a fair market value as of July 9, 2001 of $29.94 per share and were registered effective as of September 7, 2001 with the Securities and Exchange Commission. We believe our cash resources and marketable securities are sufficient to sustain the Company’s liquidity needs for the next twelve months.

In addition to our current cash resources and marketable securities, the Company may have additional borrowing capacity available based on our real estate investments subject to certain loan to value ratios and other conditions.  Further, we believe the sale of our investments in real estate, if required, would generate additional cash to meet our ongoing liquidity needs.  There can be no assurance that the Company will pursue such additional financing or disposition or that should the Company pursue such additional financing or disposition, that such financing would be available to the Company or that such disposition would occur or that either would be on terms acceptable to the Company.

Subsequent to December 31, 2001 and through February 15, 2002, the Company sold an additional 40,000 shares of Stellent stock at an average sale price of $31.34 per share, net of commissions.  The NASDAQ closing quote on February 15, 2002 was $16.21. per share of common stock of Stellent.

Employment Agreements

As of December 31, 2001, the Company has one employment agreement with Odeh Muhawesh, the Chief Knowledge Officer of Stonehaven Technologies, dated February 23, 2000. The employment agreement provides for an initial base salary of $120,000, health, life and disability and other benefits extended by the Board of Trustees to other similarly situated executives and a discretionary performance bonus. The employment agreement expires on March 31, 2002. In the event that the Company terminates the executive’s employment without cause or following a change of control of the Company, the Company or, in the case of change of control, its successor, will be obligated to pay the executive’s base salary and benefits for a two-year period.

Prior to December 31, 2001, Stonehaven Technologies had employment agreements with Duane H. Lund, the former Chief Executive Officer of Stonehaven Technologies and Mary S. Henschel, former President of Stonehaven Technologies which provided terms identical to that of Mr. Muhawesh identified above.  In connection with the July 2001 transaction, Stonehaven Technologies and Mary Henschel, former President of Stonehaven Technologies, entered into a Separation Agreement whereby  Ms. Henschel was required to separate from her employment with Stonehaven Technologies.  Further, Stonehaven Technologies’ employment agreement with Mr. Lund was terminated on September 9, 2001 and as of December 31, 2001, the Company has accrued related termination costs of $240,000.  Odeh Muhawesh continues to serve as Chief Knowledge Officer and the sole employee of Stonehaven Technologies under his employment contract which expires on March 31, 2002. Unpaid costs through the end of Mr. Muhawesh’s employment agreement totaling $37,000 have been accrued as of December 31, 2001.

Mr. Lund continues to serve as the Company’s Chief Executive Officer without an employment agreement.

Legal Proceeding

On December 29, 2000, Stonehaven notified Odeh Muhawesh, a former Trustee of the Company and current Chief Knowledge Officer of Stonehaven Technologies, that it was suspending its payment to him under a promissory note assumed by Stonehaven Technologies. Stonehaven Technologies assumed the payment obligation in February 2000 pursuant to the terms of the merger agreement between the Company, Stonehaven Technologies and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into Stonehaven Technologies. Management of the Company believes Mr. Muhawesh is in default under the merger agreement for, among other things, failure by him to cause to be transferred to Stonehaven Technologies 5% of the issued and outstanding stock of MyFreeDesk.com, Inc.

On January 8, 2001, Mr. Muhawesh filed a complaint against Stonehaven Technologies in the District Court of Hennepin County, Minnesota alleging that Stonehaven Technologies failed to pay him $350,000 on January 1, 2001 under the terms of a promissory note. The Company has filed a counterclaim against Mr. Muhawesh requesting, among other things, the repayment of amounts previously paid to him under the promissory note.  The matter is scheduled for trial in June 2002.

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

License Agreements and Sales and Marketing Contract

In connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001, Stonehaven Technologies terminated its two-year license agreement with Stellent Inc. entered into during 2000.  As a result, unamortized costs totaling approximately $148,000 as of July 10, 2001, are recorded as an offset to the gain on sale of certain assets of Stonehaven Technologies.

Further as a result of the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our royalties and licensing agreements entered into during 2000 and 2001 has been significantly impaired primarily due to the fact that Stellent has become an active competitor to our technology.  As a result, the Company recorded the unamortized costs of these assets as of July 10, 2001 of approximately $1,210,000 ($1,800,000 net of accumulated amortization of approximately $590,000) as an offset to the gain on sale of certain assets of Stonehaven Technologies.  Of this amount $300,000 represents costs incurred in connection with additional licenses acquired during 2001.

Sales and Marketing Contract

In connection with the sale of certain assets of Stonehaven Technologies in July 2001, Stonehaven Technologies terminated its sales and marketing contract entered into during 2000.

Note 14— Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2001	2000
Interest paid	$751,012	$1,789,504
Supplemental schedule of non-cash investing and financing activities:
The following assets and liabilities were assumed in connection with the acquisition of Stonehaven Technologies:
Furniture and equipment	$—	$(74,672)
Accounts receivable	—	(430,888)
Goodwill	—	(4,499,777)
Other assets	—	(74,604)
Line of credit	—	68,466
Related party note payable	—	750,000
Other liabilities	—	422,233
Common Shares	—	9,143
Additional paid in capital	—	3,990,858
Cash proceeds from acquisition of consolidated subsidiary	$—	$160,759

	For the year ended December 31,
	2001	2000
The following assets and liabilities were assumed in connection with the acquisition of the Plymouth Properties and additions to other properties:
Purchase of real estate	$—	$(6,772,313)
Additions to real estate	(43,305)	(3,254)
Mortgage notes payable	—	4,471,694
Minority interests	—	794,627
Common shares	—	429
Additional paid in capital	—	149,571
Acquisition of and additions to real estate properties	$(43,305)	$(1,359,246)
The following assets and liabilities were disposed of in connection with the dispositions of Lake Pointe, Highlander, the Thresher Property and Cold Springs:
Disposition of real estate	$8,184,686	$16,575,767
Disposition of investment in unconsolidated subsidiary	—	95,756
Restricted cash	—	582,965
Deferred costs and other assets	26,552	244,710
Mortgage note payable	(7,306,716)	(9,289,460)
Accounts payable and accrued liabilities	(140,997)	(62,972)
Security deposits	(4,111)	(43,914)
Dividends paid	—	(45,000)
Preferred shares	—	(950)
Additional paid in capital	—	(5,224)
Loss on sale of investment in real estate	(165,835)	(7,880,679)
Cash proceeds from dispositions of real estate properties	$593,579	$170,999
The following assets and liabilities were disposed of in connection with the disposition of certain assets of Stonehaven Technologies:
Disposition of equipment, net	$675,616	$—
Fair market value of marketable securities received	(5,988,000)	—
Deferred costs and other assets	1,635,688	—
Goodwill, net	2,451,695	—
Accrued expenses	240,000	—
Gain on sale of certain assets of Stonehaven Technologies	397,263	—
Costs associated with dispositions of certain assets of Stonehaven Technologies	$(587,738)	$—
Dividends and distributions payable	$—	$709,139
Sales and marketing warrant valuation	$—	$682,338
Software licensing prepaid minimum royalty	$—	$1,500,000

Note 15 — Information by Business Segment

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”.  This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments.  Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.  Management views the operations of its real estate properties and technology operations as two segments.

	Real Estate Properties	Technology	Total
Year ended December 31, 2001
Revenues	$1,910,924	$1,913,072	$3,823,996
Operating expenses	714,319	1,003,573	1,717,892
Income from operations	$1,196,605	$909,499	$2,106,104
Segment assets at December 31, 2001	$11,226,677	$3,585,306	$14,811,983

Year ended December 31, 2000
Revenues	$5,483,239	$2,632,825	$8,116,064
Operating expenses	2,182,761	2,414,741	4,597,502
Income from operations	$3,300,478	$218,084	$3,518,562
Segment assets at December 31, 2000	$22,208,316	$5,935,731	$28,144,047

The following table reconciles income from operations for reportable segments to loss from operations as reported in the Consolidated Statements of Operations.

	Year ended December 31,
	2001	2000
Income from operations for reportable segments	$2,106,104	$3,518,562
Add:
Equity in income of unconsolidated entities	–	2,912
Minority interests	132,080	571,333
Less:
General and administrative	(1,814,488)	(2,969,153)
Interest	(721,682)	(1,790,804)
Product development	(114,917)	(396,181)
Nonrecurring expenses	–	(408,415)
Amortization	(1,319,846)	(1,629,539)
Depreciation	(446,543)	(952,758)
Loss from operations	$(2,179,292)	$(4,054,043)