Form 10QSB
period 2002-03-31
STONEHAVEN REALTY TRUST
filed 2002-05-15
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

As of May 9, 2002, 4,517,524 shares of the issuer’s common shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No  ☒

(Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 20 pages. There are no exhibits.

STONEHAVEN REALTY TRUST AND SUBSIDIARIES

FORM 10-QSB

Stonehaven Realty Trust and Subsidiaries

Consolidated Balance Sheet

March 31, 2002

(unaudited)

ASSETS
Investments in real estate:
Land	$2,195,034
Buildings and improvements	8,832,019
Computer hardware, software and other fixed assets	69,922
11,096,975
Accumulated depreciation and amortization	(625,133)
Net investments in real estate	10,471,842
Cash and cash equivalents	2,567,207
Marketable securities, net	385,200
Restricted cash	259,594
Other assets, net	156,814
TOTAL ASSETS	$13,840,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans and notes payable	$6,509,297
Related party notes payable	335,000
Income taxes payable	29,000
Accounts payable and accrued expenses	791,027
Security deposits	45,000
Total liabilities	7,709,324

Minority interest in consolidated subsidiary	—

COMMITMENTS AND CONTINGENCIES: (Note 8)

Shareholders’ equity:
Preferred Shares — $0.01 par value, 10,000,000 authorized: 663,291 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	6,633
Common Shares — $0.01 par value, 100,000,000 authorized; 4,517,524 shares issued and outstanding	45,176
Additional paid-in capital	25,595,216
Accumulated other comprehensive loss; net unrealized loss on marketable securities	(812,400)
Accumulated deficit	(18,663,523)
Treasury stock, at cost	(39,769)
Total shareholders’ equity	6,131,333
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,840,657

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2002	2001

Revenues
Rental revenue	$221,006	$471,481
Tenant recoveries	80,181	313,570
Professional services and sales of hardware and software	—	802,314
Interest and other	6,404	35,009
Total revenues	307,591	1,622,374
Expenses
Property, operating and maintenance	43,950	140,858
Advertising and promotion	2,000	79,685
Property taxes and insurance	87,792	140,689
Depreciation and amortization	62,665	798,885
Interest	125,957	341,023
General and administrative	206,320	512,547
Management fees	14,606	36,898
Costs related to professional services and sales of hardware and software	—	408,834
Product development	—	51,602
Total expenses	543,290	2,511,021
Loss from operations before loss allocated to minority interest	(235,699)	(888,647)
Loss allocated to minority interest	6,950	40,757
Loss from operations	(228,749)	(847,890)
Loss on sale of investments in real estate	—	(165,835)
Gain on sale of marketable securities	55,889	—
Net loss available to Common Shareholders	$(172,860)	$(1,013,725)
Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.04)	$(0.22)
Weighted average number of Common Shares outstanding	4,517,524	4,517,524

Comprehensive loss:
Net Loss	$(172,860)	$(1,013,725)
Other comprehensive loss:
Unrealized loss on marketable securities	(782,000)	—
Comprehensive loss	$(954,860)	$(1,013,725)

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(172,860)	$(1,013,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,665	798,885
Loss allocated to minority interest	(6,950)	(40,757)
Loss on sales of investment of real estate	—	165,835
Gain on sale of marketable securities	(55,889)	—
Net change in assets and liabilities:
Accounts receivable, net	—	(47,514)
Restricted cash	(30,291)	(26,159)
Other assets, net	(5,635)	10,639
Income taxes payable	(11,000)	—
Accounts payable and accrued expenses	19,978	(369,712)
Deferred revenue and security deposits	10,000	18,830
Net cash used in operating activities	(189,982)	(503,678)

Cash flows from investing activities:
Additions to real estate properties	(8,572)	—
Acquisition of computer hardware, software and other fixed assets	—	(6,592)
Cash proceeds from disposition of real estate property	—	593,579
Cash proceeds from sale of marketable securities	1,253,489	—
Net cash provided by investing activities	1,244,917	586,987

Cash flows from financing activities:
Payments on mortgage loans and notes payable	(28,494)	(26,543)
Net cash used in financing activities	(28,494)	(26,543)

Net increase in cash and cash equivalents	1,026,441	56,766
Cash and cash equivalents
Beginning of period	1,540,766	1,635,916
End of period	$2,567,207	$1,692,682

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Organization

Stonehaven Realty Trust (the “Company”) is a real estate company separated into two business segments: a commercial real estate segment which acquires, owns and operates commercial real estate and a technology segment which through July 10, 2001, provided information technology consulting and document management solutions.  As of March 31, 2002, all assets related to our technology segment are written off.

The Company’s real estate investments are owned through its operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which the Company is the sole general partner and owns an approximate 92.9% interest.  As of March 31, 2002, the Company owned four commercial industrial properties that aggregate approximately 129,000 rentable square feet.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The Company has prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of the financial position of the Company as of March 31, 2002, the results of their operations for the three months ended March 31, 2002 and 2001, and their cash flows for the three month periods ended March 31, 2002 and 2001 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company’s consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB for the year ended December 31, 2001.

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of the Company’s consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2002, and the reported amounts of revenues and expenses for the three months ended March 31, 2002 and 2001. Actual results could differ from those estimates.

Other Assets

As of March 31, 2002, other assets primarily consist of deferred financing costs incurred to obtain and secure mortgage debt financing.  Other assets are carried at cost, less accumulated amortization.

The deferred financing costs are being amortized over the life of the respective loans on a straight-line basis.  Accumulated amortization related to deferred financing costs as of March 31, 2002 was approximately $22,000.

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

Software Development Costs

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

Income Taxes

Because the Company is no longer a REIT for federal income tax purposes, the Company now accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company will be eligible to re-elect REIT status on January 1, 2005.

At March 31, 2002, the Company has net operating losses.  As of December 31, 2001, the Company’s net operating losses were approximately $3,215,000.  While these losses, as well as the marketable securities valuation allowance, created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether or not the Company will be able to use these loss carry forwards, which will expire in varying amounts through the year 2021.

The Company and certain of its subsidiaries are also subject to certain state and local income, excise and franchise taxes.  The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Segment Disclosure

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  This statement requires that a public company report financial and descriptive information about its reportable operating segments.  Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as two business segments: a commercial real estate segment which acquires, owns and operates commercial real estate and a technology segment which through July 10, 2001, provided information technology consulting and document management solutions and is currently evaluating other technology opportunities.

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

During fiscal 2001, the Financial Accounting Standards Board issued SFAS #142 Goodwill and Other Intangible Assets.  SFAS #142 will be effective for the Company’s fiscal year beginning January 1, 2002 and will no longer permit goodwill of the Company to be amortized.  Instead, goodwill will be periodically tested for impairment and written down if impairment is determined to exist.  Other intangible assets must be reviewed, and assessed at least annually, in order to ascertain if their lives are deemed to be finite (amortized) or indefinite (not amortized).  At March 31, 2002, the Company no longer has goodwill, but will evaluate any future goodwill or intangible assets with respect to the above.

In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 establishes a model for measurement and reporting the impairment of assets to be disposed of by sale and addresses accounting for a segment of a business accounted for as a discontinued operation.  SFAS 144 is effective for fiscal years beginning after December 15, 2001. At March 31, 2002, SFAS 144 did not have an effect on the Company’s results of operations, financial position or cash flows.

Note 3—Marketable Securities

The Company’s investments in marketable securities are available-for-sale and represent 40,000 shares of common stock of Stellent, Inc. (“Stellent”).  Such shares were acquired in connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001 and valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001.   As of March 31, 2002, the fair market value of these marketable securities aggregated approximately $385,000 (based upon the NASDAQ closing quote per share of common stock of Stellent of $9.63 on March 28, 2002) and, accordingly, the Company has recorded a gross unrealized loss of $812,400 with a related non-cash adjustment to accumulated other comprehensive loss.

During the quarter ended March 31, 2002, the Company sold 40,000 Stellent Shares at an average price of $31.34 per share and recognized a gain on the sale of these shares totaling approximately $56,000.  The Company recognizes gain or loss on the sale of marketable securities based upon the first-in-first-out method.

Note 4—Pro Forma Consolidated Financial Information (Unaudited)

The following pro forma condensed consolidated financial information presented below is as if the dispositions of Cold Springs (closed March 31, 2001) and certain assets of Stonehaven Technologies (closed July 10, 2001) had occurred on January 1, 2001.  The pro forma financial information is not necessarily indicative of the results, which actually would have occurred if the acquisitions or dispositions had been consummated on January 1, 2001, nor does the pro forma information purport to represent the results of operations for future periods.

For the three months ended March 31, 2001
Pro forma total revenue	$436,400
Pro forma loss	$304,000
Pro forma loss available to Common Shareholders	$292,000
Pro forma loss per Common Share Basic and Diluted	$0.06

Note 5—Mortgage Loans and Notes Payable

The mortgage loans and notes payable relating to the Plymouth I, II & III properties of approximately $4.3 million mature on May 31, 2002.  We anticipate refinancing this indebtedness pursuant to a term sheet from our current lender dated March 15, 2002.  This term sheet provides for a refinance of the debt based upon a three-year term at an annual fixed rate of 7.25% with a cost of fifty basis points.

Note 6—Equity/Distributions

On April 12, 2002, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to the Class A Preferred Shares will be paid on May 15, 2002 to shareholders of record on May 1, 2002.

Note 7—Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted is computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the three months ended March 31, 2002 and March 31, 2001 were 4,517,524. Common share equivalents of approximately 3.7 million include outstanding convertible preferred shares, warrants and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the three months ended March 31,
	2002	2001
Numerator

Net loss available to Common Shareholders	$(172,860)	$(1,013,725)

Denominator
Weighted average Common Shares outstanding at March 31, 2002 and March 31, 2001, respectively: Basic and Diluted	4,517,524	4,517,524

Basic and Diluted EPS
Net loss available to Common Shareholders from operations	$(0.05)	$(0.19)
Loss on sale of investments in real estate	—	(0.03)
Gain on sale of marketable securities	0.01	—
Net loss available to Common Shareholders — Basic and Diluted	$(0.04)	$(0.22)

Note 8—Commitments and Contingencies

Liquidity

As of March 31, 2002, our unrestricted cash resources were approximately $2,567,000 and our marketable securities available for sale were approximately $385,000.  The Company’s marketable securities represented 40,000 shares of common stock of Stellent at a fair market value of $9.63 per share (based on the NASDAQ closing quote per share on March 28, 2002).  Such shares were acquired on July 10, 2001, had a fair market value as of July 9, 2001 of $29.94 per share and were registered effective as of September 7, 2001 with the Securities and Exchange Commission.  On May 8, 2002 the closing price of Stellent’s common stock was $5.20 per share.  We believe our cash resources and marketable securities are sufficient to sustain the Company’s liquidity needs for the next twelve months.

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

Note 9—Related Party Transactions

Management Fees

The Company maintains a property management agreement with Hoyt Properties Inc. (“Hoyt”), an entity controlled by a Trustee of the Company, to serve as Property Manager of the commercial properties owned by the Company.  In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service. Management fees paid to Hoyt were approximately $15,000 and $37,000 for the three months ended March 31, 2002 and March 31, 2001, respectively.

Note 10—Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2002	2001

Interest paid	$122,210	$377,090
Supplemental schedule of non-cash investing and financing activities:
The following assets and liabilities were disposed of in connection with the disposition of Cold Springs:
Disposition of real estate	$—	$8,184,686
Deferred costs and other assets	—	26,552
Mortgage note payable	—	(7,306,716)
Accounts payable and accrued liabilities	—	(140,997)
Security deposits	—	(4,111)
Loss on sale of investment in real estate	—	(165,835)
Cash proceeds from dispositions of real estate properties	$—	$593,579
Dividends and distributions payable	$—	$709,139

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

	Real estate Properties	Technology	Total
Three months ended March 31, 2002
Revenues	$307,591	$—	$307,591
Operating Expenses	148,348	—	148,348
Income from operations	$159,243	$—	$159,243
Segment assets at March 31, 2002	$13,840,657	$—	$13,840,657

Three months ended March 31, 2001
Revenues	$814,701	$807,673	$1,622,374
Operating Expenses	318,445	488,519	806,964
Income from operations	$496,256	$319,154	$815,410
Segment assets at March 31, 2001	$17,680,662	$1,579,653	$19,260,315

The following table reconciles income from operations for reportable segments to loss from operations as reported in the Consolidated Statements of Operations.

	Three months ended March 31,
	2002	2001

Income from operations for reportable segments	$159,243	$815,410
Add:
Minority interests	6,950	40,757
Less:
General and administrative	(206,320)	(512,547)
Interest	(125,957)	(341,023)
Product development	—	(51,602)
Amortization	(1,622)	(608,478)
Depreciation	(61,043)	(190,407)
Loss from operations	$(228,749)	$(847,890)

Note 12—Subsequent Event

On May 6, 2002, we filed a Registration Statement under the Securities Act of 1933 on Form SB-2 (“Registration Statement”) registering 3,115,347 Common Shares representing (a) 2,347,872 Common Shares currently outstanding and (b) 509,725 Common Shares issuable upon conversion of 147,832 Class A Preferred Shares, 177,750 Common Shares isssuable upon conversion of Common Units of the Operating Partnership and 80,000 Common Shares issuable upon exercise of options.  As of May 9, 2002, this Registration Statement is not yet effective.

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

Comparison of the Three Month Period Ended March 31, 2002 and 2001:  Rental revenue decreased by approximately $250,000 or 53.1% for the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001.  Tenant recoveries decreased by approximately $233,000 or 74.4% for the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001.  The decreased rental revenue and tenant recoveries were primarily a result of the Company’s disposition of the Cold Springs property.  Professional services and sales of hardware and software decreased by approximately $802,000 or 100.0% for the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001.  The decrease is the result of the disposition of certain assets of Stonehaven Technologies on July 10, 2001.  Interest income and other income increased by $29,000 during these same periods primarily a result the use of cash and cash equivalents.

Total expenses decreased from approximately $2,511,000 for the three month period ended March 31, 2001 to $543,000 for the three month period ended March 31, 2002, a net decrease of $1,968,000 described below.

•                  Decreased costs of approximately $78,000, $409,000 and $52,000, related to advertising and promotion, costs related to professional services and sales of hardware and software, and product development, respectively, were primarily a result of the disposition of certain assets of Stonehaven Technologies on July 10, 2001.

•                  Decreased costs of approximately $97,000, $53,000, $22,000, $306,000 and $215,000, related to property, operating and maintenance, property taxes and insurance, management fees, general and administrative and interest expense, respectively, were primarily a result of the disposition of Cold Springs on March 30, 2001.

•                  Depreciation and amortization decreased from approximately $799,000 for the period ended March 31, 2001 to $63,000 for the comparable period in 2002, a decrease of $736,000 or 92.2%, primarily as a result of the elimination of goodwill and royalties and licensing agreements in connection with the Company’s sale of certain assets of Stonehaven Technologies, and reduced depreciation resulting from the disposition of Cold Springs.

As a result of the above factors, the loss from operations before loss allocated to minority interest decreased from approximately $889,000 for the three month period ended March 31, 2001 to approximately $236,000 for the three month period ended March 31, 2002.  Additionally, the net loss available to Common Shareholders decreased from approximately $1,014,000 for the three month period ended March 31, 2001 to net loss available to Common Shareholders of $173,000 for the three month period ended March 31, 2002.

Liquidity and Capital Resources

Short Term and Long Term Liquidity

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders.  For the quarter ended March 31, 2002 and March 31, 2001, our net cash used in operating activities totaled $190,000 and $504,000, respectively.

As of March 31, 2002, our unrestricted cash resources were approximately $2,567,000 and our marketable securities available for sale were approximately $385,000.  The Company’s marketable securities represented 40,000 shares of common stock of Stellent at a fair market value of $9.63 per share (based on the NASDAQ closing quote per share on March 28, 2002).  Such shares were acquired on July 10, 2001, had a fair market value as of July 9, 2001 of $29.94 per share and were registered effective as of September 7, 2001 with the Securities and Exchange Commission.  On May 8, 2002 the closing price of Stellent’s common stock was $5.20 per share.  We believe our cash resources and marketable securities are sufficient to sustain the Company’s liquidity needs for the next twelve months.

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

The mortgage loans and notes payable relating to the Plymouth I, II & III properties of approximately $4.3 million mature on May 31, 2002.  We anticipate refinancing this indebtedness pursuant to a term sheet from our current lender dated March 15, 2002.  This term sheet provides for a refinance of the debt based upon a three-year term at an annual fixed rate of 7.25% with a cost of fifty basis points.

Cash Flows

During the three month period ended March 31, 2002, the Company generated $1,253,000 from sale of marketable securities, net of commissions.  These cash flows were used primarily for (i) cash used in operating activities of approximately $190,000; (ii) additions to real estate properties of approximately $9,000; and (iii) payments on mortgage loans and notes payable of approximately $28,000.  As a result, the Company’s cash balance increased by approximately $1,026,000 from approximately $1,541,000 at December 31, 2001 to approximately $2,567,000 at March 31, 2002.

Business Objectives and Operating Strategies

We intend to maintain and operate our remaining commercial properties, which were 87.0% leased at April 1, 2002, due to the expected cash flow results.  However, the cash flow from our properties is not expected to fully fund our future liquid requirements, including among other factors, our ongoing general and administrative costs and our dividend commitment to holders of our Class A Preferred Shares (the “Class A Preferred Shares”).

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

On April 12, 2002, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to the Class A Preferred Shares will be paid on May 15, 2002 to shareholders of record on May 1, 2002.

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

•                  A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•                  A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•                  A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•                  A 50,291 square-foot light industrial facility in Burnsville, Minnesota

The Company’s interest in the real properties is held through Wellington Properties Investments, LP (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of March 31, 2002, held a 92.9% interest in the Operating Partnership.

Technology Segment

As of March 31, 2002, all assets related to our technology segment are written off.   We continue to explore and evaluate alternatives related to the sale or development of our current or future technology products or the acquisition of new technology products.  There can be no assurance that any of the alternatives will be pursued, or if pursued, will be successful.

Current Tax Status

At March 31, 2002, the Company has net operating losses.  As of December 31, 2001, the Company’s net operating losses were approximately $3,215,000.  While these losses, as well as the marketable securities valuation allowance, created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether or not the Company will be able to use these loss carry forwards, which will expire in varying amounts through the year 2021.

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

d.       None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On May 2, 2002, the Board of Trustees elected Messrs. Kim Culp and Edward Padilla to fill two vacancies on the Board effective as of May 15, 2002.

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

10.6

Common Stock Purchase Warrant by the Company to Credit Suisse First Boston Mortgage Capital LLC, dated March 5, 1998 (filed with the Company’s Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.7

Registration Rights Agreement by and between the Company and Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company’s Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)

10.9

Stock Exchange Agreement between the Company and Wellington Management Corporation effective June 30, 2000 (filed with the Company’s Current Report on Form 8-K on July 14, 2000 and incorporated herein by reference)

10.10

Warrant to Purchase Shares of Stock dated March 28, 2000 between the Company and Venture One Real Estate LLC (filed with the Company’s Quarterly Report for the period ended June 30, 2000 on Form 10-QSB filed on August 14, 2000 and incorporated herein by reference)

10.11

Call Agreement dated March 28, 2000 between the Company and Venture One Real Estate LLC (filed with the Company’s Quarterly Report for the period ended June 30, 2000 on Form 10-QSB filed on August 14, 2000 and incorporated herein by reference)

10.12

Warrant to Purchase Shares of Stock dated June 22, 2000 between the Company and Venture One Real Estate LLC (filed with the Company’s Quarterly Report for the period June 30, 2000 on Form 10-QSB filed on August 14, 2000 and incorporated herein by reference)

10.13

Exclusive Agency and Representation Agreement between RESoft, Inc. and Venture One Real Estate, LLC (filed with the Company’s Quarterly Report for the period September 30, 2000 on Form 10-QSB filed on November 14, 2000 and incorporated herein by reference)

10.14

Membership Unit Purchase Agreement dated December 29, 2000, between the Company, Wellington Properties Investments, L.P., and Steven B. Hoyt, Bruce K. Hoyt, Donald Ringrose, and Richard Wolsfeld (filed with the Company’s Current Report as Exhibit 10.1 on Form 8-K on January 16, 2001 and incorporated herein by reference)

(b) Reports On Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEHAVEN REALTY TRUST
	By:	/s/ Duane H. Lund
Date: May 9, 2002		Duane H. Lund Chief Executive Officer Chief Accounting Officer