Form 10QSB
period 2002-06-30
STONEHAVEN REALTY TRUST
filed 2002-08-13
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number:

0-25074

STONEHAVEN REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

5620 Smetana Road, Suite 130, Minnetonka, MN	55343
(Address of principal executive offices)	(Zip code)

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

As of August 8, 2002, 4,517,524 shares of the issuer’s common shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

(Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 23 pages. There is one exhibit.

STONEHAVEN REALTY TRUST AND SUBSIDIARIES

FORM 10-QSB

Stonehaven Realty Trust and Subsidiaries
Consolidated Balance Sheet
June 30, 2002
(unaudited)

ASSETS
Investments in real estate:
Land	$2,195,034
Buildings and improvements	8,843,158
Computer hardware, software and other fixed assets	78,172
11,116,364
Accumulated depreciation and amortization	(686,520)
Net investments in real estate	10,429,844
Cash and cash equivalents	1,935,959
Marketable securities, net	180,000
Restricted cash	248,088
Other assets, net	185,380
TOTAL ASSETS	$12,979,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans and notes payable	$6,481,167
Related party notes payable	335,000
Income taxes payable	23,235
Accounts payable and accrued expenses	628,907
Security deposits	45,000
Total liabilities	7,513,309

Minority interest in consolidated subsidiary	—

COMMITMENTS AND CONTINGENCIES: (Note 8)

Shareholders’ equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 663,291 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	6,633
Common Shares - $0.01 par value, 100,000,000 authorized; 4,517,524 shares issued and outstanding	45,176
Additional paid-in capital	25,595,216
Accumulated other comprehensive loss; net unrealized loss on marketable securities	(1,017,600)
Accumulated deficit	(19,123,694)
Treasury stock, at cost	(39,769)
Total shareholders’ equity	5,465,962
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,979,271

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations

(unaudited)

	For the six months ended June 30,
	2002	2001

Revenues
Rental revenue	$434,981	$693,430
Tenant recoveries	212,749	439,476
Professional services and sales of hardware and software	—	1,615,748
Interest and other	16,486	59,302
Total revenues	664,216	2,807,956
Expenses
Property, operating and maintenance	75,898	148,004
Advertising and promotion	2,277	94,198
Property taxes and insurance	175,628	264,268
Depreciation and amortization	127,136	1,558,409
Interest	251,256	472,678
General and administrative	381,512	1,073,049
Management fees	31,316	53,261
Costs related to professional services and sales of hardware and software	—	734,829
Product development	—	114,917
Total expenses	1,045,023	4,513,613
Loss from operations before loss allocated to minority interest	(380,807)	(1,705,657)
Loss allocated to minority interest	24,736	84,513
Loss from operations	(356,071)	(1,621,144)
Loss on sale of investments in real estate	—	(165,835)
Gain on sale of marketable securities	55,889	—
Net loss	(300,182)	(1,786,979)
Preferred Share Dividends	(315,063)	(315,063)
Net loss available to Common Shareholders	$(615,245)	$(2,102,042)
Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.14)	$(0.47)
Weighted average number of Common Shares outstanding	4,517,524	4,517,524

Comprehensive loss:
Net loss	$(300,182)	$(1,786,979)
Other comprehensive loss:
Unrealized loss on marketable securities	(987,200)	—
Comprehensive loss	$(1,287,382)	$(1,786,979)

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30,
	2002	2001

Revenues
Rental revenue	$213,975	$221,949
Tenant recoveries	132,568	125,906
Professional services and sales of hardware and software	—	813,434
Interest and other	10,082	24,293
Total revenues	356,625	1,185,582
Expenses
Property, operating and maintenance	31,948	7,146
Advertising and promotion	277	14,513
Property taxes and insurance	87,836	123,579
Depreciation and amortization	64,471	759,524
Interest	125,299	131,655
General and administrative	175,192	560,502
Management fees	16,710	16,363
Costs related to professional services and sales of hardware and software	—	325,995
Product development	—	63,315
Total expenses	501,733	2,002,592
Loss from operations before loss allocated to minority interest	(145,108)	(817,010)
Loss allocated to minority interest	17,786	43,756
Net Loss	(127,322)	(773,254)
Preferred Share Dividends	(315,063)	(315,063)
Net loss available to Common Shareholders	$(442,385)	$(1,088,317)
Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.10)	$(0.24)
Weighted average number of Common Shares outstanding	4,517,524	4,517,524

Comprehensive loss:
Net loss	$(127,322)	$(773,254)
Other comprehensive loss:
Unrealized loss on marketable securities	(205,200)	—
Comprehensive loss	$(332,522)	$(773,254)

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(300,182)	$(1,786,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,136	1,558,409
Loss allocated to minority interest	(24,736)	(84,513)
Loss on sales of investment of real estate	—	165,835
Gain on sale of marketable securities	(55,889)	—
Net change in assets and liabilities:
Accounts receivable, net	—	(226,993)
Restricted cash	(6,101)	298,552
Other assets, net	(18,785)	13,466
Income taxes payable	(16,765)	—
Accounts payable and accrued expenses	(142,142)	(1,470,378)
Deferred revenue and security deposits	10,000	(7,980)
Net cash used in operating activities	(427,464)	(1,540,581)

Cash flows from investing activities:
Additions to real estate properties	(19,711)	—
Acquisition of computer hardware, software and other fixed assets	(8,250)	(57,491)
Cash proceeds from disposition of real estate property	—	593,579
Cash proceeds from sale of marketable securities	1,253,489	—
Additions to leasing costs	(31,184)	—
Net cash provided by investing activities	1,194,344	536,088

Cash flows from financing activities:
Payments on mortgage loans and notes payable	(56,624)	(51,749)
Dividends/distributions paid	(315,063)	(315,063)
Proceeds from related party note payable	—	200,000
Net cash used in financing activities	(371,687)	(166,812)

Net increase (decrease) in cash and cash equivalents	395,193	(1,171,305)
Cash and cash equivalents
Beginning of period	1,540,766	1,635,916
End of period	$1,935,959	$464,611

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Organization

Stonehaven Realty Trust (the “Company”) is a real estate company separated into two business segments: a commercial real estate segment which acquires, owns and operates commercial real estate and a technology segment which through July 10, 2001, provided information technology consulting and document management solutions.  As of June 30, 2002, all assets related to our technology segment are written off.

The Company’s real estate investments are owned through its operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which the Company is the sole general partner and owns an approximate 92.9% interest.  As of June 30, 2002, the Company owned four commercial industrial properties that aggregate approximately 129,000 rentable square feet.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The Company has prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of the financial position of the Company as of June 30, 2002, the results of their operations for the six months and three months ended June 30, 2002 and 2001, and their cash flows for the six month periods ended June 30, 2002 and 2001 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company’s consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB for the year ended December 31, 2001.

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of the Company’s consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2002, and the reported amounts of revenues and expenses for the six months and three months ended June 30, 2002 and 2001. Actual results could differ from those estimates.

Other Assets

As of June 30, 2002, other assets include deferred financing costs incurred to obtain and secure mortgage debt financing and deferred leasing costs incurred to obtain new leases.  Other assets are carried at cost, less accumulated amortization.

The deferred financing costs are being amortized over the life of the respective loans on a straight-line basis.  Accumulated amortization related to deferred financing costs as of June 30, 2002 was approximately $23,400.

The deferred leasing costs are being amortized over the life of the respective lease term on a straight-line basis.  Accumulated amortization related to deferred leasing costs as of June 30, 2002 was approximately $1,500.

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

At June 30, 2002, the Company has net operating losses.  As of December 31, 2001, the Company’s net operating losses were approximately $3,215,000.  While these losses, as well as the marketable securities valuation allowance, created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether or not the Company will be able to use these loss carry forwards, which will expire in varying amounts through the year 2021.

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

Recent Accounting Pronouncements

During fiscal 2001, the Financial Accounting Standards Board issued SFAS #142 Goodwill and Other Intangible Assets.  SFAS #142 will be effective for the Company’s fiscal year beginning January 1, 2002 and will no longer permit goodwill of the Company to be amortized.  Instead, goodwill will be periodically tested for impairment and written down if impairment is determined to exist.  Other intangible assets must be reviewed, and assessed at least annually, in order to ascertain if their lives are deemed to be finite (amortized) or indefinite (not amortized).  At June 30, 2002, the Company no longer has goodwill, but will evaluate any future goodwill or intangible assets with respect to the above.

In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 establishes a model for measurement and reporting the impairment of assets to be disposed of by sale and addresses accounting for a segment of a business accounted for as a discontinued operation.  SFAS 144 is effective for fiscal years beginning after December 15, 2001. At June 30, 2002, SFAS 144 did not have an effect on the Company’s results of operations, financial position or cash flows.

Note 3—Marketable Securities

The Company’s investments in marketable securities are available-for-sale and represent 40,000 shares of common stock of Stellent, Inc. (“Stellent”).  Such shares were acquired in connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001 and valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001.   As of June 30, 2002, the fair market value of these marketable securities aggregated approximately $180,000 (based upon the NASDAQ closing quote per share of common stock of Stellent of $4.50 on June 28, 2002) and, accordingly, the Company has recorded a gross unrealized loss of $1,017,600 with a related non-cash adjustment to accumulated other comprehensive loss.

During the six months ended June 30, 2002, the Company sold 40,000 Stellent Shares at an average price of $31.34 per share and recognized a gain on the sale of these shares totaling approximately $56,000.  The Company recognizes gain or loss on the sale of marketable securities based upon the first-in-first-out method.

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

For the six months ended
June 30, 2001
Pro forma total revenue	$812,000
Pro forma loss	$326,000
Pro forma loss available to Common Shareholders	$641,000
Pro forma loss per Common Share Basic and Diluted	$0.14

Note 5—Mortgage Loans and Notes Payable

The mortgage loans and notes payable relating to the Plymouth I, II & III properties of approximately $4.3 million matured on May 31, 2002 and are currently under a verbal extension on a month-to-month basis.  The Company anticipates refinancing this indebtedness pursuant to a term sheet from the current lender dated March 15, 2002.  This term sheet provides for a refinance of the debt based upon a three-year term at an annual fixed rate of 7.25% with a cost of fifty basis points.

Note 6—Equity/Distributions

On April 12, 2002, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to the Class A Preferred Shares was paid on May 15, 2002 to shareholders of record on May 1, 2002.

Effective May 15, 2002 the Company issued 50,000 options to each of the five Trustees at a price of $0.45 per share.  The options vest six months after issuance and expire 90 days after the Trustee’s term ends.

On May 6, 2002, the Company filed a Registration Statement under the Securities Act of 1933 on Form SB-2 (“Registration Statement”) registering 3,115,347 Common Shares that may be sold by the selling shareholders named in the Registration Statement representing (a) 2,347,872 Common Shares currently outstanding and (b) 509,725 Common Shares issuable upon conversion of 147,832 Class A Preferred Shares, 177,750 Common Shares isssuable upon conversion of Common Units of the Operating Partnership and 80,000 Common Shares issuable upon exercise of options.  The Registration Statement was effective as of May 17, 2002.

Note 7—Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted are computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the six months ended June 30, 2002 and June 30, 2001 were 4,517,524. Common share equivalents of approximately 2.7 million include outstanding convertible preferred shares, warrants and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the six months ended June 30,
	2002	2001
Numerator
Net Loss	(300,182)	(1,786,979)
Preferred Share Dividends	(315,063)	(315,063)
Net loss available to Common Shareholders	$(615,245)	$(2,102,042)

Denominator
Weighted average Common Shares outstanding at June 30, 2002 and June 30, 2001, respectively: Basic and Diluted	4,517,524	4,517,524

Net loss available to Common Shareholders - Basic and Diluted	$(0.14)	$(0.47)

Note 8 — Commitments and Contingencies

Liquidity

As of June 30, 2002, our unrestricted cash resources were approximately $1,936,000 and our marketable securities available for sale were approximately $180,000.  During the six months ended June 30, 2002, the Company sold 40,000 shares of Stellent common stock at an average price of $31.34 per share and recognized a gain on the sale of these shares totaling approximately $56,000.  The Company’s marketable securities represented 40,000 shares of common stock of Stellent at a fair market value of $4.50 per share (based on the NASDAQ closing quote per share on June 28, 2002).  Such shares were acquired on July 10, 2001, had a fair market value as of July 9, 2001 of $29.94 per share and were registered effective as of September 7, 2001 with the Securities and Exchange Commission.  On August 7, 2002 the closing price of Stellent’s common stock was $4.337 per share.  We believe our cash resources and marketable securities are sufficient to sustain the Company’s liquidity needs for the next twelve months.

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

Employment Agreements

Duane H. Lund currently serves as the Company’s Chief Executive Officer without an employment contract.  Mr. Lund has informed the Board of Trustees that he is evaluating various other professional opportunities.  The Company has not yet determined how we would staff our management if Mr. Lund’s service became unavailable.

Legal Proceeding

On December 29, 2000, Stonehaven notified Odeh Muhawesh, a former Trustee of the Company and former Chief Knowledge Officer of Stonehaven Technologies, that it was suspending its payment to him under a promissory note assumed by Stonehaven Technologies (“Promissory Note”). Stonehaven Technologies assumed the payment obligation in February 2000 pursuant to the terms of the merger agreement between the Company, Stonehaven Technologies and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into Stonehaven Technologies. Management of the Company believes Mr. Muhawesh is in default under the merger agreement for, among other things, failure by him to cause to be transferred to Stonehaven Technologies 5% of the issued and outstanding stock of MyFreeDesk.com, Inc.

On January 8, 2001, Mr. Muhawesh filed a complaint against Stonehaven Technologies in the District Court of Hennepin County, Minnesota alleging that Stonehaven Technologies failed to pay him $350,000 on January 1, 2001 under the terms of the Promissory Note. The Company has filed a counterclaim against Mr. Muhawesh requesting, among other things, the repayment of amounts previously paid to him under the Promissory Note.

On August 5, 2002, the Company reached a settlement with Mr. Muhawesh whereby the Company paid Mr. Muhawesh $160,000 in exchange for the Promissory Note and related accrued interest and Mr. Muhawesh assigned to the Company his options for 1.0 million Common Shares of the Company and all of his stock in MyFreeDesk.com, Inc.  The Company will release a contractual restriction restricting Mr. Muhawesh from selling publicly approximately 158,500 Common Shares of the Company.  Furthermore, the settlement provides both parties a full, final and complete release of all claims to date.

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

Income Tax Audit

The Operating Partnership’s income tax returns are currently under audit by the Internal Revenue Service for the tax periods ended December 31, 1998, 1999 and 2000.  Management believes the tax returns as filed appropriately state the taxable income/loss for each year.  However, there can be no assurance that changes will not result to the taxable income/loss as originally filed.  Management believes that changes proposed, if any, may affect the net operating loss carry forward amounts of the Company but would not have any substantial effect on the Company’s cash resources.

Note 9—Related Party Transactions

Management Fees

The Company maintains a property management agreement with Hoyt Properties Inc. (“Hoyt”), an entity controlled by a Trustee of the Company, to serve as Property Manager of the commercial properties owned by the Company.  In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service. Management fees paid to Hoyt were approximately $31,000 and $53,000 for the six months ended June 30, 2002 and June 30, 2001, respectively.

The Board of Trustees recently elected two new Trustees to fill existing vacancies on our Board.  One of the new Trustees, Kim A. Culp, is a Regional Chairman and Board member of Marshall & Ilsely Bank, of Milwaukee, which holds the mortgage on our Plymouth Properties.  Mr. Culp was an original investor, Vice Chairman and President of Century Bank, which was sold to Marshall & Ilsely Bank.  Our mortgage on the Plymouth Properties originated with Century Bank and was transferred to Marshall & Ilsely Bank in the acquisition.

Note 10— Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2002	2001

Interest paid	$243,541	$501,347
Supplemental schedule of non-cash investing and financing activities:
The following assets and liabilities were disposed of in connection with the disposition of Cold Springs:
Disposition of real estate	$—	$8,184,686
Deferred costs and other assets	—	26,552
Mortgage note payable	—	(7,306,716)
Accounts payable and accrued liabilities	—	(140,997)
Security deposits	—	(4,111)
Loss on sale of investment in real estate	—	(165,835)
Cash proceeds from dispositions of real estate properties	$—	$593,579
Dividends and distributions payable	$—	$209,139

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

	Real estate Properties	Technology	Total
Six months ended June 30, 2002
Revenues	$664,216	$—	$664,216
Operating Expenses	285,119	—	285,119
Income from operations	$379,097	$—	$379,097
Segment assets at June 30, 2002	$12,979,271	$—	$12,979,271

Six months ended June 30, 2001
Revenues	$1,190,879	$1,617,077	$2,807,956
Operating Expenses	465,550	829,010	1,294,560
Income from operations	$725,329	$788,067	$1,513,396
Segment assets at June 30, 2001	$16,539,000	$136,560	$16,675,560

The following table reconciles income from operations for reportable segments to loss from operations as reported in the Consolidated Statements of Operations.

	Six months ended June 30,
	2002	2001

Income from operations for reportable segments	$379,097	$1,513,396
Add:
Minority interests	24,736	84,513
Less:
General and administrative	(381,512)	(1,073,049)
Interest	(251,256)	(472,678)
Product development	—	(114,917)
Amortization	(4,706)	(1,241,332)
Depreciation	(122,430)	(317,077)
Loss from operations	$(356,071)	$(1,621,144)

Note 12 — Subsequent Event

The Company is considering a private placement and in early June 2002 hired an agent to potentially market $20.0 million of 10.5% Convertible Notes (“Notes”).  The Notes would be offered to accredited investors in minimum investments amounts of $1.0 million with an initial minimum funding of $5 million.  Interest payments on the Notes would be due semi-annually and the Notes may be prepaid at any time without premium or penalty.  The Notes would be convertible into a maximum of 2.5 million of the Company’s Class A Preferred Shares.  The offering would commence on or about September 15, 2002, if at all.  There can be no assurance that such private placement will be consummated or if consummated that the Company will be profitable.

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

Comparison of the Six Month Period Ended June 30, 2002 and 2001:  Rental revenue decreased by approximately $258,000 or 37.3% for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001.  Tenant recoveries decreased by approximately $227,000 or 51.6% for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001. The decreased rental revenue and tenant recoveries were primarily a result of the Company’s disposition of the Cold Springs property coupled with decreased occupancy.  Average occupancy decreased to 87% as of June 30, 2002 from 100% as of June 30, 2001.  Professional services and sales of hardware and software decreased by approximately $1,616,000 or 100.0% for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001.  The decrease is the result of the disposition of certain assets of Stonehaven Technologies on July 10, 2001.  Interest income and other income decreased by $43,000 during these same periods primarily due to reduced interest income as a result of decreased restricted cash balances

Total expenses decreased from approximately $4,514,000 for the six-month period ended June 30, 2001 to $1,045,000 for the six-month period ended June 30, 2002, a net decrease of $3,469,000 described below.

•             Decreased costs of approximately $92,000, $735,000 and $115,000, related to advertising and promotion, costs related to professional services and sales of hardware and software, and product development, respectively, were primarily a result of the disposition of certain assets of Stonehaven Technologies on July 10, 2001.

•             Decreased costs of approximately $72,000, $89,000, $22,000 and $221,000, related to property, operating and maintenance, property taxes and insurance, management fees and interest expense, respectively, were primarily a result of the disposition of Cold Springs on March 30, 2001 coupled with decreased occupancy.

•             Decreased costs of approximately $692,000 related to general and administrative expense were primarily a result of the disposition of certain assets of Stonehaven Technologies on July 10, 2001, coupled with bad debts on the Company’s properties recorded in 2001.

•             Depreciation and amortization decreased from approximately $1,558,000 for the period ended June 30, 2001 to $127,000 for the comparable period in 2002, a decrease of $1,431,000 or 91.8%, primarily as a result of the elimination of goodwill and royalties and licensing agreements in connection with the Company’s sale of certain assets of Stonehaven Technologies, and reduced depreciation resulting from the disposition of Cold Springs.

The loss on sale of investment in real estate of $166,000 for the six-month period ended June 30, 2001, was a result of the additional loss recognized on the sale of the St. Cloud, Minnesota property.  A portion of the loss from the sale of the St. Cloud, Minnesota property was accrued as of December 31, 2000.

As a result of the above factors, the loss from operations before loss allocated to minority interest decreased from approximately $1,706,000 for the six-month period ended June 30, 2001 to approximately $381,000 for the six-month period ended June 30, 2002.  Additionally, the net loss available to Common Shareholders decreased from approximately $2,102,000 for the six-month period ended June 30, 2001 to net loss available to Common Shareholders of $615,000 for the six-month period ended June 30, 2002.

Comparison of the Three Month Period Ended June 30, 2002 and 2001:  Rental revenue decreased by approximately $8,000 or 3.6% for the three-month period ended June 30, 2002 compared to the three month period ended June 30, 2001.  The decreased revenue was primarily a result of decreased occupancy.  Average occupancy decreased to 87% as of June 30, 2002 from 100% as of June 30, 2001.  Tenant recoveries increased by approximately $7,000 or 5.3% for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001.  The increased tenant recoveries were primarily a result of an increase in the tenant’s pro-rata share of operating expenses, offset, in part by decreased occupancy.  Professional services and sales of hardware and software decreased by approximately $813,000 or 100.0% for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001.  The decrease is the result of the disposition of certain assets of Stonehaven Technologies on July 10, 2001.  Interest income and other income decreased by $14,000 during these same periods primarily due to reduced interest income as a result of decreased restricted cash balances.

Total expenses decreased from approximately $2,003,000 for the three-month period ended June 30, 2001 to approximately $502,000 for the three-month period ended June 30, 2002, a net decrease of $1,501,000 described below.

•             Increased costs of approximately $25,000 related to property, operating and maintenance, were primarily a result of decreased occupancy.

•             Decreased costs of approximately $14,000, $326,000 and $63,000, related to advertising and promotion, costs related to professional services and sales of hardware and software, and product development, respectively, were primarily a result of the disposition of certain assets of Stonehaven Technologies on July 10, 2001.

•             Decreased costs of approximately $36,000 and $6,000, related to property taxes and insurance and interest expense, respectively, were primarily a result of the disposition of Cold Springs on March 30, 2001.

•             Decreased costs of approximately $385,000 related to general and administrative expense were primarily a result of the disposition of certain assets of Stonehaven Technologies on July 10, 2001, coupled with bad debts on the Company’s properties recorded in 2001.

•             Depreciation and amortization decreased from approximately $760,000 for the period ended June 30, 2001 to $64,000 for the comparable period in 2002, a decrease of $696,000 or 91.5%, primarily as a result of the elimination of goodwill and royalties and licensing agreements in connection with the Company’s sale of certain assets of Stonehaven Technologies.

As a result of the above factors, the loss from operations before loss allocated to minority interest decreased from approximately $817,000 for the three-month period ended June 30, 2001 to approximately $145,000 for the three-month period ended June 30, 2002.  Additionally, the net loss available to Common Shareholders decreased from approximately $1,088,000 for the three-month period ended June 30, 2001 to net loss available to Common Shareholders of approximately $442,000 for the three-month period ended June 30, 2002.

Liquidity and Capital Resources

Short Term and Long Term Liquidity

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders.  Currently, the Company’s operations do not fund operating expenses.  The Company’s current cash position is a result of the cash proceeds from sale of marketable securities relating to Stellent Common Stock received in connection with the sale of certain assets of Stonehaven Technologies, Inc. on July 10, 2002.  We have been using these funds to supplement our operating expenses.  For the six-month periods ended June 30, 2002 and June 30, 2001, our net cash used in operating activities totaled $427,000 and $1,541,000, respectively.

As of June 30, 2002, our unrestricted cash resources were approximately $1,936,000 and our marketable securities available for sale were approximately $180,000.  The Company’s marketable securities represented 40,000 shares of common stock of Stellent at a fair market value of $4.50 per share (based on the NASDAQ closing quote per share on June 28, 2002).  Such shares were acquired on July 10, 2001, had a fair market value as of July 9, 2001 of $29.94 per share and were registered effective as of September 7, 2001 with the Securities and Exchange Commission.  On August 7, 2002 the closing price of Stellent’s common stock was $4.337 per share.  We believe our cash resources and marketable securities are sufficient to sustain the Company’s liquidity needs for the next twelve months.

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

The mortgage loans and notes payable relating to the Plymouth I, II & III properties of approximately $4.3 million matured on May 31, 2002 and are currently under a verbal extension on a month-to-month basis.  We anticipate refinancing this indebtedness pursuant to a term sheet from our current lender dated March 15, 2002.  This term sheet provides for a refinance of the debt based upon a three-year term at an annual fixed rate of 7.25% with a cost of fifty basis points.

The Company is considering a private placement and in early June 2002 hired an agent to market $20.0 million of 10.5% Convertible Notes (“Notes”).  The Notes are being offered to accredited investors in minimum investments amounts of $1.0 million with an initial minimum funding of $5 million.  Interest payments on the Notes are due semi-annually and the Notes may be prepaid at any time without premium or penalty.  The Notes are convertible into a maximum of 2.5 million of the Company’s Class A Preferred Shares.  The offering would commence on or about September 15, 2002, if at all.  There can be no assurance that such private placement will be consummated or if consummated that the Company will be profitable.  The Company has not sold any notes to date and, at the Board’s discretion, may accept to sell less than $20.0 million.

Cash Flows

During the six-month period ended June 30, 2002, the Company generated $1,253,000 from sale of marketable securities, net of commissions.  These cash flows were used primarily for (i) cash used in operating activities of approximately $427,000; (ii) additions to real estate properties of approximately $20,000; (iii) acquisition of computer hardware, software and other fixed assets of approximately $8,000 (iv) payments for leasing costs of approximately $31,000; (v) payments on mortgage loans and notes payable of approximately $57,000; and (vi) distributions to holders of Class A Preferred Shares of approximately $315,000.  As a result, the Company’s cash balance increased by approximately $395,000 from approximately $1,541,000 at December 31, 2001 to approximately $1,936,000 at June 30, 2002.

Business Objectives and Operating Strategies

We intend to maintain and operate our remaining commercial properties, which were 87.0% leased at June 30, 2002, due to the expected cash flow results.  However, the cash flow from our properties is not expected to fully fund our future liquid requirements, including among other factors, our ongoing general and administrative costs and our dividend commitment to holders of our Class A Preferred Shares (the “Class A Preferred Shares”).

We further intend to continue to operate a technology segment, however, in a much more limited capacity. Since the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our licensing agreements and other related assets has been significantly impaired primarily due to the fact that Stellent has become an active competitor to our licensed technology. Stellent and other competitors have substantially greater resources, financial and otherwise, than we do.  Our existing licenses expire September 30, 2002.

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

Employment Agreements

Duane H. Lund currently serves as the Company’s Chief Executive Officer without an employment contract.  Mr. Lund has informed the Board of Trustees that he is evaluating various other professional opportunities.  The Company has not yet determined how we would staff our management if Mr. Lund’s services became unavailable.

Distributions to Shareholders

On April 12, 2002, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to the Class A Preferred Shares was paid on May 15, 2002 to shareholders of record on May 1, 2002.

Real Estate Segment

The Company currently owns the following four commercial real estate properties containing approximately 129,000 rentable square feet:

•             A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•             A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•             A 26,16 square-foot light industrial facility in Plymouth, Minnesota

•             A 50,291 square-foot light industrial facility in Burnsville, Minnesota

The Company’s interest in the real properties is held through Wellington Properties Investments, LP (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of June 30, 2002, held a 92.9% interest in the Operating Partnership.

Technology Segment

As of June 30, 2002, all assets related to our technology segment are written off.   We continue to explore and evaluate alternatives related to the sale or development of our current or future technology products or the acquisition of new technology products.  There can be no assurance that any of the alternatives will be pursued, or if pursued, will be successful.

Current Tax Status

At June 30, 2002, the Company has net operating losses.  As of December 31, 2001, the Company’s net operating losses were approximately $3,215,000.  While these losses, as well as the marketable securities valuation allowance, created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether or not the Company will be able to use these loss carry forwards, which will expire in varying amounts through the year 2021.

The Company and certain of its subsidiaries are also subject to certain state and local income, excise and franchise taxes.  The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

The Operating Partnership’s income tax returns are currently under audit by the Internal Revenue Service for the tax periods ended December 31, 1998, 1999 and 2000.  Management believes the tax returns as filed appropriately state the taxable income/loss for each year.  However, there can be no assurance that changes will not result to the taxable income/loss as originally filed.  Management believes that changes proposed, if any, may affect the net operating loss carry forward amounts of the Company but would not have any substantial effect on the Company’s cash resources.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 29, 2000, Stonehaven notified Odeh Muhawesh, a former Trustee of the Company and former Chief Knowledge Officer of Stonehaven Technologies, that it was suspending its payment to him under a promissory note assumed by Stonehaven Technologies (“Promissory Note”). Stonehaven Technologies assumed the payment obligation in February 2000 pursuant to the terms of the merger agreement between the Company, Stonehaven Technologies and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into Stonehaven Technologies. Management of the Company believes Mr. Muhawesh is in default under the merger agreement for, among other things, failure by him to cause to be transferred to Stonehaven Technologies 5% of the issued and outstanding stock of MyFreeDesk.com, Inc.

On January 8, 2001, Mr. Muhawesh filed a complaint against Stonehaven Technologies in the District Court of Hennepin County, Minnesota alleging that Stonehaven Technologies failed to pay him $350,000 on January 1, 2001 under the terms of the Promissory Note. The Company has filed a counterclaim against Mr. Muhawesh requesting, among other things, the repayment of amounts previously paid to him under the Promissory Note.

On August 5, 2002, the Company reached a settlement with Mr. Muhawesh whereby the Company paid Mr. Muhawesh $160,000 in exchange for the Promissory Note and related accrued interest and Mr. Muhawesh assigned to the Company his options for 1.0 million Common Shares of the Company and all of his stock in MyFreeDesk.com, Inc.  The Company will release a contractual restriction restricting Mr. Muhawesh from selling publicly approximately 158,500 Common Shares of the Company.  Furthermore, the settlement provides both parties a full, final and complete release of all claims to date.

ITEM 2.  CHANGES IN SECURITIES

a.        None

b.        None

c.        None

d.        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

In May 2002, the Board of Trustees elected Messrs. Edward Padilla and Kim Culp as Trustees to fill tow vacancies on our board.  Mr. Padilla is the President and Chief Executive Officer of NorthMarq Capital, a nation real estate banking firm in Minneapolis, Minnesota.  Mr. Culp was an original investor, Vice Chairman and President of Century Bankm, which was acquired by Marshall & Ilsely Bank.  Our mortgage on the Plymouth properties originated with Century Bank and was acquired by Marshall & Ilsely Bank in the acquisition.

On May 15, 2002, we announced that our annual shareholder meeting is scheduled for September 12, 2002.  The Company has postponed this meeting to later in the fourth quarter.

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

3.1	Declaration of Trust (filed with the Company’s Registration Statement on Form SB-2 (Commission File No. 33-82888C) and incorporated herein by reference)

3.2	Bylaws of the Company (filed with the Company’s Registration Statement on Form SB-2 (Commission file No. 33-82888C) and incorporated herein by reference)

3.3	Articles of Amendment and Restatement of the Declaration of Trust (filed as Exhibit E with the Company’s Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.1	Agreement of Limited Partnership of the Operating Partnership dated as of August 31, 1998 (filed as Exhibit C with the Company’s Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.2	Master Registration Rights Agreement dated as of August 31, 1998 (filed as Exhibit E of Exhibit C with the Company’s Schedule 14A on November 6, 1998 and incorporated herein by reference)

10.3

Stock Exchange Agreement between the Company and Wellington Management Corporation effective June 30, 2000 (filed with the Company’s Current Report on Form 8-K on July 14, 2000 and incorporated herein by reference)

10.4

Membership Unit Purchase Agreement dated December 29, 2000, between the Company, Wellington Properties Investments, L.P., and Steven B. Hoyt, Bruce K. Hoyt, Donald Ringrose, and Richard Wolsfeld (filed with the Company’s Current Report as Exhibit 10.1 on Form 8-K on January 16, 2001 and incorporated herein by reference)

10.5	Asset Purchase Agreement between Stonehaven Realty Trust, RESoft, Inc. and Stellent, Inc. (filed with the Company’s Current Report on Form 8-K filed July 18, 2001 and incorporated herein by reference)

99.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports On Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEHAVEN REALTY TRUST
	By:	/s/ Duane H. Lund
Date: August 8, 2002		Duane H. Lund
Chief Executive Officer
Chief Accounting Officer