Form 10QSB
period 2002-09-30
STONEHAVEN REALTY TRUST
filed 2002-11-13
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
Class A Preferred Shares, $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes☒  No☐

As of November 12, 2002, 4,517,524 shares of the issuer’s common shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes☐ No☒

(Added by Exch Act Rel No. 31905, eff 4/26/93.)

This report contains 27 pages. There is one exhibit.

STONEHAVEN REALTY TRUST AND SUBSIDIARIES

FORM 10-QSB

Stonehaven Realty Trust and Subsidiaries

Consolidated Balance Sheet

September 30, 2002

(unaudited)

ASSETS
Investments in real estate:
Land	$1,925,034
Buildings and improvements	7,763,158
Furniture, fixtures and equipment	78,172
9,766,364
Accumulated depreciation and amortization	(748,222)
Net investments in real estate	9,018,142
Cash and cash equivalents	1,427,647
Marketable securities	150,000
Restricted cash	236,579
Other assets, net	154,282
TOTAL ASSETS	$10,986,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans and notes payable	$6,456,478
Accounts payable and accrued expenses	378,383
Security deposits	45,000
Total liabilities	6,879,861

Minority interest in consolidated subsidiary	—

COMMITMENTS AND CONTINGENCIES: (Note 8)

Shareholders’ equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 663,291 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	6,633
Common Shares - $0.01 par value, 100,000,000 authorized; 4,517,524 shares issued and outstanding	45,176
Additional paid-in capital	25,595,216
Accumulated deficit	(21,500,467)
Treasury stock, at cost	(39,769)
Total shareholders’ equity	4,106,789
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,986,650

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the nine months ended September 30,
	2002	2001

Revenues
Rental revenue	$663,235	$895,594
Tenant recoveries	342,621	568,061
Interest and other	24,687	58,979
Total revenues	1,030,543	1,522,634
Expenses
Property, operating and maintenance	135,713	176,359
Advertising and promotion	2,877	33
Property taxes and insurance	263,513	353,119
Depreciation and amortization	191,922	372,787
Interest	368,314	589,047
General and administrative	533,159	529,006
Management fees	48,660	70,084
Provision for loss on real estate investments	1,350,000	—
Total expenses	2,894,158	2,090,435
Loss from operations before loss allocated to minority interest	(1,863,615)	(567,801)
Loss allocated to minority interest	124,989	67,344
Loss from operations	(1,738,626)	(500,457)
Loss on sale of investments in real estate	—	(165,835)
Gain on sale of marketable securities	55,889	—
Provision for loss on marketable securities	(1,047,600)	—
Loss from continuing operations	(2,730,337)	(666,292)
Discontinued operations:
Gain on disposal of technology segment, net of tax	—	347,263
Discontinued operations, net of tax	(73,355)	(1,451,395)
Net loss	(2,803,692)	(1,770,424)
Preferred Share Dividends	(315,063)	(315,063)
Net loss available to Common Shareholders	$(3,118,755)	$(2,085,487)
Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.69)	$(0.46)
Weighted average number of Common Shares outstanding	4,517,524	4,517,524

Comprehensive loss:
Net loss	$(2,803,692)	$(1,770,424)
Other comprehensive income (loss):
Unrealized (income) loss on marketable securities	30,400	(3,108,000)
Tax effect	—	1,243,200
	30,400	(1,864,800)
Comprehensive loss	$(2,773,292)	$(3,635,224)

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,
	2002	2001

Revenues
Rental revenue	$228,254	$202,164
Tenant recoveries	129,872	128,585
Interest and other	8,201	1,005
Total revenues	366,327	331,754
Expenses
Property, operating and maintenance	59,815	28,355
Advertising and promotion	600	16
Property taxes and insurance	87,885	88,851
Depreciation and amortization	64,786	68,975
Interest	124,774	123,767
General and administrative	193,688	111,484
Management fees	17,344	16,823
Provision for loss on real estate investments	1,350,000	—
Total expenses	1,898,892	438,271
Loss from operations before loss allocated to minority interest	(1,532,565)	(106,517)
Loss (income) allocated to minority interest	100,253	(17,169)
Loss from operations	(1,432,312)	(123,686)
Provision for loss on marketable securities	(1,047,600)	—
Loss from continuing operations	(2,479,912)	(123,686)
Discontinued operations:
Gain on disposal of technology segment, net of tax	—	347,263
Loss from discontinued operations	(23,598)	(207,022)
Net income (loss) available to Common Shareholders	$(2,503,510)	$16,555
Net income (loss) available to Common Shareholders per Common Share: Basic and Diluted	$(0.55)	$0.00
Weighted average number of Common Shares outstanding: Basic and Diluted	4,517,524	4,517,524

Comprehensive loss:
Net income (loss)	$(2,503,510)	$16,555
Other comprehensive income (loss):
Unrealized (income) loss on marketable securities	1,017,600	(3,108,000)
Tax effect	—	1,243,200
	1,017,600	(1,864,800)
Comprehensive loss	$(1,485,910)	$(1,848,245)

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,803,692)	$(1,770,424)
Adjustments to reconcile net loss to net cash used in continuing operations:
Gain on disposal of technology segment, net of tax	—	(347,263)
Discontinued operations, net of tax	73,355	1,451,395
Depreciation and amortization	191,922	372,787
Loss allocated to minority interest	(124,989)	(67,344)
Loss on sale of investment of real estate	—	165,835
Provision for loss on real estate investments	1,350,000	—
Gain on sale of marketable securities	(55,889)	—
Provision for loss on marketable securities	1,047,600	—
Net change in assets and liabilities:
Accounts receivable, net	(508)	—
Restricted cash	(7,276)	749,861
Other assets, net	22,421	35,182
Accounts payable and accrued expenses	57,674	146,839
Deferred revenue and security deposits	10,000	(8,000)
Net cash (used in) provided by continuing operations	(239,382)	728,868

Cash flows from investing activities:
Additions to real estate properties	(19,711)	(43,305)
Acquisition of furniture, fixtures and equipment	(8,250)	—
Cash proceeds from disposition of real estate property	—	593,579
Cash proceeds from sale of marketable securities	1,253,489	—
Additions to leasing costs	(31,184)	—
Net cash provided by investing activities	1,194,344	550,274

Cash flows from financing activities:
Payments on mortgage loans and notes payable	(81,313)	(77,443)
Dividends/distributions paid	(315,063)	(815,063)
Proceeds from related party note payable	—	67,000
Net cash used in financing activities	(396,376)	(825,506)

Net cash used in discontinued operations	(671,705)	(1,952,882)

Net increase (decrease) in cash and cash equivalents	(113,119)	(1,499,246)
Cash and cash equivalents
Beginning of period	1,540,766	1,635,916
End of period	$1,427,647	$136,670

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Organization

Stonehaven Realty Trust (the “Company”) is a real estate company, which acquires, owns and operates commercial real estate.  As of September 30, 2002, the Company has discontinued operations of its technology segment and all assets related to the Company’s technology segment are written off.

The Company’s real estate investments are owned through its operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which the Company is the sole general partner and owns an approximate 92.9% interest.  As of September 30, 2002, the Company owned four commercial industrial properties that aggregate approximately 129,000 rentable square feet.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The Company has prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring items, except for our discontinued operations of our technology segment) necessary for a fair presentation of the financial position of the Company as of September 30, 2002, the results of their operations for the nine months and three months ended September 30, 2002 and 2001, and their cash flows for the nine month periods ended September 30, 2002 and 2001 have been included.  Certain amounts in the September 30, 2001 financial statements have been reclassified to conform to the September 30, 2002 presentation.  The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company’s consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB for the year ended December 31, 2001.

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of the Company’s consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2002, and the reported amounts of revenues and expenses for the nine months and three months ended September 30, 2002 and 2001. Actual results could differ from those estimates.

The fair value of investments in real estate and marketable securities are significant estimates that may change in the near term.

Other Assets

As of September 30, 2002, other assets include deferred financing costs incurred to obtain and secure mortgage debt financing, deferred leasing costs incurred to obtain new leases and other prepaid assets associated with leasing activities.  Other assets are carried at cost, less accumulated amortization.

The deferred financing costs are being amortized over the life of the respective loans on a straight-line basis.  Accumulated amortization related to deferred financing costs as of September 30, 2002 was approximately $25,000.

The deferred leasing costs are being amortized over the life of the respective lease term on a straight-line basis.  Accumulated amortization related to deferred leasing costs as of September 30, 2002 was approximately $3,000.

Revenue Recognition

Rental revenue from tenants is recognized on a straight-line basis over the term of the lease agreements regardless of when payments are due.  Tenant recoveries include payments from commercial property tenants for reimbursement of the tenant’s share of real estate taxes and certain common area maintenance costs.  Such recoveries are recognized as revenue in the period the costs are incurred.

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

At September 30, 2002, the Company has net operating losses.  As of December 31, 2001, the Company’s net operating losses were approximately $3,365,000.  While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether or not the Company will be able to use these loss carry forwards, which will expire in varying amounts through the year 2021.

The Company and certain of its subsidiaries are also subject to certain state and local income, excise and franchise taxes.  The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Segment Disclosure

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  This statement requires that a public company report financial and descriptive information about its reportable operating segments.  Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as a single segment, which acquires, owns and operates commercial real estate.  As of September 30, 2002, the Company has discontinued operations of its technology segment.

Recent Accounting Pronouncements

During fiscal 2001, the Financial Accounting Standards Board issued SFAS #142 Goodwill and Other Intangible Assets.  SFAS #142 is effective for the Company’s fiscal year beginning January 1, 2002 and no longer permits goodwill of the Company to be amortized.  Instead, goodwill is periodically tested for impairment and written down if impairment is determined to exist.  Other intangible assets must be reviewed, and assessed at least annually, in order to ascertain if their lives are deemed to be finite (amortized) or indefinite (not amortized).  At September 30, 2002, the Company no longer has goodwill, but will evaluate any future goodwill or intangible assets with respect to the above.

In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 establishes a model for measurement and reporting the impairment of assets to be disposed of by sale and addresses accounting for a segment of a business accounted for as a discontinued operation.

SFAS 144 is effective for fiscal years beginning after December 15, 2001. During the quarter ended September 30, 2002, management has been in discussions with various unrelated parties concerning available alternatives for the Company, including, among others, to sell our current real estate properties.  As a result of these discussions and based on estimates made by management, as of September 30, 2002 a write-down of $1,350,000 was recorded to adjust the carrying value of our properties to estimated fair value.  The Company has also applied SFAS 144 in accounting for discontinued operations of its technology segment.

Reclassification

Certain amounts in the September 30, 2001 financial statements have been reclassified to conform to the September 30, 2002 presentation.  These reclassifications had no effect on net loss or shareholders’ equity as previously report.

Note 3 – Investments in Real Estate

In accordance with SFAS 144, impairment of investments in real estate exists when the carrying amount of the investments exceeds its fair value and is non-recoverable.  Fair value of these assets is the amount an asset could be bought or sold for in a current transaction between willing parties.

During the quarter ended September 30, 2002, management has been in discussions with various unrelated parties concerning available alternatives for the Company, including, among others, to sell our current real estate properties.  As a result of these discussions and based on estimates made by management, as of September 30, 2002 a write-down of $1,350,000 was recorded to adjust the carrying value of our properties to estimated fair value.

Note 4—Marketable Securities

The Company’s investments in marketable securities are available-for-sale and represent 40,000 shares of common stock of Stellent, Inc. (“Stellent”).  Such shares were acquired in connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001 and valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001.  At June 30, 2002, the Company had approximately $1,018,000 recorded as accumulated unrealized losses on these securities.  As of September 30, 2002, the fair market value of these marketable securities aggregated approximately $150,000 (based upon the NASDAQ closing quote per share of common stock of Stellent of $3.75 on September 30, 2002).  Given current market conditions, management views this decline in value per share of Stellent common stock as a permanent impairment.  Accordingly, the Company has recorded a realized loss on marketable securities in the amount of $1,047,600 as of September 30, 2002.

During the month of January 2002, the Company sold 40,000 Stellent Shares at an average price of $31.34 per share and recognized a gain on the sale of these shares totaling approximately $56,000.  The Company recognizes gain or loss on the sale of marketable securities based upon the first-in-first-out method.

Note 5–Pro Forma Consolidated Financial Information (Unaudited)

The following pro forma condensed consolidated financial information presented below is as if the dispositions of Cold Springs (closed March 31, 2001) and sale of certain assets of Stonehaven Technologies (closed July 10, 2001) had occurred on January 1, 2001.  The pro forma financial information is not necessarily indicative of the results, which actually would have occurred if the dispositions had been consummated on January 1, 2001, nor does the pro forma information purport to represent the results of operations for future periods.  The sale of certain assets of Stonehaven Technologies has been recorded as a discontinued operation, as such, all major categories listed below includes continuing operations only.

For the nine months ended September 30, 2001
Pro forma total revenue	$1,144,000
Pro forma loss from continuing operations	$503,000
Pro forma loss available to Common Shareholders	$818,000
Pro forma loss per Common Share Basic and Diluted	$0.18

Note 6—Mortgage Loans and Notes Payable

The mortgage loans and notes payable relating to the Plymouth I, II & III (“Note”) properties of approximately $4.3 million matured on May 31, 2002 and have been extended through on June 30, 2003.  Payments are required monthly consisting of interest only at the prime rate (4.75% at September 30, 2002).

Note 7—Equity/Distributions

On April 12, 2002, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to the Class A Preferred Shares was paid on May 15, 2002 to shareholders of record on May 1, 2002.

On October 31, 2002, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to the Class A Preferred Shares will be paid on November 27, 2002 to shareholders of record on November 13, 2002.

Effective May 15, 2002 the Company issued 50,000 options to each of the five Trustees at a price of $0.45 per share.  The options vest six months after issuance and expire 90 days after the Trustee’s term ends.

On May 6, 2002, the Company filed a Registration Statement under the Securities Act of 1933 on Form SB-2 (“Registration Statement”) registering 3,115,347 Common Shares that may be sold by the selling shareholders named in the Registration Statement representing (a) 2,347,872 Common Shares currently outstanding and (b) 509,725 Common Shares issuable upon conversion of 147,832 Class A Preferred Shares, 177,750 Common Shares issuable upon conversion of Common Units of the Operating Partnership and 80,000 Common Shares issuable upon exercise of options.  The Registration Statement was effective as of May 17, 2002.

Note 8 – Discontinued Operations

On February 24, 2000, the Company acquired Stonehaven Technologies through an exchange of the outstanding stock of Stonehaven Technologies for the Company’s Common Shares at $4.75 per share, or an aggregate value of approximately $4.0 million.

On July 10, 2001, Stonehaven Technologies sold all of its interest in SmartCabinet software code (software technology replicating and mapping a company’s business logic in web base format) and related assets including its REDocs initiatives, to Stellent pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent.  As a result of this sale a gain on disposal of technology segment, net of tax, was recorded for the nine months ended September 30, 2001 in the amount of approximately $347,000.

Since the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our licensing agreements and other related assets has been significantly impaired primarily due to the fact that Stellent has become an active competitor to our licensed technology and to general technology market conditions. Stellent and other competitors have substantially greater resources, financial and otherwise, than we do.  Our licenses expired September 30, 2002.  As a result of the above factors, as of September 30, 2002, management of the Company has decided to discontinue operations of its technology segment and all assets related to the Company’s technology segment have been written off.

Losses from these discontinued operations for the nine-month periods ended September 30, 2002 and September 30, 2001 were approximately $73,000 and $1,451,000, respectively.

Note 9—Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted are computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the nine months ended September 30, 2002 and September 30, 2001 were 4,517,524. Common share equivalents of approximately 2.7 million include outstanding convertible preferred shares, warrants and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the nine months ended September 30,
	2002	2001
Numerator

Net Loss from continuing operations	(2,730,337)	(666,292)
Discontinued operations:
Gain on disposal of technology segment, net of tax	—	347,263
Discontinued operations, net of tax	(73,355)	(1,451,395)
Net loss	(2,803,692)	(1,770,424)
Preferred Share Dividends	(315,063)	(315,063)
Net loss available to Common Shareholders	$(3,118,755)	$(2,085,487)

Denominator
Weighted average Common Shares outstanding at September 30, 2002 and September 30, 2001, respectively: Basic and Diluted	4,517,524	4,517,524

Basis and Diluted EPS
Net Loss from continuing operations	(0.60)	(0.15)
Discontinued operations:
Gain on disposal of technology segment, net of tax	—	0.08
Discontinued operations, net of tax	(0.02)	(0.32)
Net loss	(0.62)	(0.39)
Preferred Share Dividends	(0.07)	(0.07)
Net loss available to Common Shareholders - Basic and Diluted	$(0.69)	$(0.46)

Note 10 – Commitments and Contingencies

Liquidity

As of September 30, 2002, our unrestricted cash resources were approximately $1,428,000 and our marketable securities available for sale were approximately $150,000.  During the month of January 2002, the Company sold 40,000 shares of Stellent common stock at an average price of $31.34 per share and recognized a gain on the sale of these shares totaling approximately $56,000.  The Company’s marketable securities represented 40,000 shares of common stock of Stellent at a fair market value of $3.75 per share (based on the NASDAQ closing quote per share on September 30, 2002).  Such shares were acquired on July 10, 2001, had a fair market value as of July 9, 2001 of $29.94 per share and were registered effective as of September 7, 2001 with the Securities and Exchange Commission. Given current market conditions, management views this decline in value per share of Stellent common stock as a permanent impairment.  Accordingly, the Company has recorded a provision for loss on marketable securities in the amount of $1,047,600 as of September 30, 2002.  On November 4, 2002 the closing price of Stellent’s common stock was $4.20 per share.  We believe our cash resources and marketable securities are sufficient to sustain the Company’s liquidity needs for the next twelve months.

In addition to our current cash resources and marketable securities, the Company may have additional borrowing capacity available based on our real estate investments subject to certain loan to value ratios and other conditions.  Further, we believe the sale of our investments in real estate, if required, would generate additional cash to meet our ongoing liquidity needs.  As of September 30, 2002, as a result of discussions between management and various unrelated parties and based on estimates made by management, a write-down of $1,350,000 was recorded to adjust the carrying value of our properties to estimated fair value.  There can be no assurance that the Company will pursue such additional financing or disposition or that should the Company pursue such additional financing or disposition, that such financing would be available to the Company or that such disposition would occur or that either would be on terms acceptable to the Company.

In early June 2002, the Company hired an agent to potentially market $20.0 million of 10.5% Convertible Notes.  On October 9, 2002, the offering was not consummated and the agent’s agreement was terminated.

Employment Agreements

Duane H. Lund currently serves as the Company’s Chief Executive Officer without an employment contract.  Mr. Lund has informed the Board of Trustees that he is evaluating various other professional opportunities.  The Company has not yet determined how we would staff our management if Mr. Lund’s service became unavailable.

Legal Proceeding

On August 5, 2002, the Company reached a settlement with Odeh Muhawesh, a former Trustee of the Company and former Chief Knowledge Officer of Stonehaven Technologies .  Under the settlement, the Company paid Mr. Muhawesh $160,000 in exchange for a promissory note and related interest in connection with the promissory note assumed by Stonehaven Technologies in February 2000 pursuant to the terms of the merger agreement between the Company, Stonehaven Technologies and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into Stonehaven Technologies.   Further under the settlement, Mr. Muhawesh assigned to the Company his options for 1.0 million Common Shares of the Company and all of his stock in MyFreeDesk.com, Inc. and the Company released a contractual restriction restricting Mr. Muhawesh from selling publicly approximately 158,500 Common Shares of the Company.  The settlement provides both parties a full, final and complete release of all claims to date.  As a result of the settlement, the Company recorded an increase to accumulated deficit of approximately $227,000 during the period ended September 30, 2002.

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

Note 11—Related Party Transactions

Management Fees

The Company maintains a property management agreement with Hoyt Properties Inc. (“Hoyt”), an entity controlled by a Trustee of the Company, to serve as Property Manager of the commercial properties owned by the Company.  In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service. Management fees paid to Hoyt were approximately $49,000 and $70,000 for the nine-months ended September 30, 2002 and September 30, 2001, respectively.

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

Note 12– Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2002	2001

Interest paid	$368,315	$625,114
Supplemental schedule of non-cash investing and financing activities:
The following assets and liabilities were disposed of in connection with the disposition of Cold Springs:
Disposition of real estate	$—	$8,184,686
Deferred costs and other assets	—	26,552
Mortgage note payable	—	(7,306,716)
Accounts payable and accrued liabilities	—	(140,997)
Security deposits	—	(4,111)
Loss on sale of investment in real estate	—	(165,835)
Cash proceeds from dispositions of real estate properties	$—	$593,579
The following assets and liabilities were disposed of in connection with the disposition of certain assets of Stonehaven Technologies:
Disposition of equipment, net	$—	$675,616
Fair market value of marketable securities received	—	(5,988,000)
Deferred costs and other assets	—	1,635,688
Goodwill, net	—	2,451,695
Gain on sale of certain assets of Stonehaven Technologies, net of tax	—	347,263
Costs associated with dispositions of certain assets of Stonehaven Technologies	$—	$(877,738)
Dividends and distributions payable	$—	$209,139
Software licensing prepaid minimum royalty	$—	$300,000

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

Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, changes in monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, changes in local real estate conditions (including rental rates and competing properties), changes in industries in which the Company’s principal tenants compete, the failure to timely lease unoccupied space, the failure to timely re-lease occupied spaced upon expiration of leases, the inability to generate sufficient revenues to meet debt service payments and operating expenses, the unavailability of equity and debt financing, unanticipated costs associated with the Company’s acquisitions, potential liability under environmental or other laws and regulations, ability to meet competition, loss of existing key personnel, ability to hire and retain future personnel, the failure of the Company to manage its growth effectively and the other risks identified in  this filing or other reports of the Company filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward—looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results is included in other Company filings with the Securities and Exchange Commission.

Results of Operations

Comparison of the Nine-Month Period Ended September 30, 2002 and 2001

Revenues from Continuing Operations

Rental revenue decreased by approximately $232,000 or 25.9% for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001.  The decreased rental revenue was primarily a result of the Company’s disposition of the Cold Springs property coupled with decreased occupancy, offset in part by, an increase in rental rates per square foot on a straight-line basis for new tenants.  Average occupancy decreased to 87% as of September 30, 2002 from 88.4% as of September 30, 2001.

Tenant recoveries decreased by approximately $225,000 or 39.7% for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001. The decreased tenant recoveries were primarily a result of the Company’s disposition of the Cold Springs property coupled with decreased occupancy.

Interest income and other income decreased by $34,000 during these same periods primarily due to reduced interest income as a result of decreased restricted cash balances and decreased interest rates.

Expenses from Continuing Operations

Total expenses increased from approximately $2,090,000 for the nine-month period ended September 30, 2001 to $2,894,000 for the nine-month period ended September 30, 2002, a net increase of $804,000 described below.

Property, operating and maintenance decreased approximately by $41,000 or 23.0% for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 primarily a result of the disposition of Cold Springs on March 30, 2001 coupled with decreased occupancy.

Advertising and promotion increased approximately by $3,000 for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 primarily as a result of decreased occupancy.

Property taxes and insurance decreased approximately by $89,000 or 25.4% for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 primarily a result of the disposition of Cold Springs on March 30, 2001 coupled with decreased occupancy.

Depreciation and amortization decreased from approximately $373,000 for the period ended September 30, 2001 to $192,000 for the comparable period in 2002, a decrease of $181,000 or 34.6%, primarily as a result of the disposition of Cold Springs.

Interest decreased approximately by $221,000 or 37.5% for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 primarily a result of the disposition of Cold Springs on March 30, 2001 coupled with a decrease in the interest rate on the Plymouth Properties.

General and administrative remained relatively constant for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001.

Management fees decreased approximately by $21,000 or 30.6% for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 primarily a result of the disposition of Cold Springs on March 30, 2001 coupled with decreased occupancy.

Provision for loss on real estate of approximately $1,350,000 for the nine-month period ended September 30, 2002, was a result of the write down of our real estate investments.  The Company will from time to time review its assets for impairments.

Loss from operations

Loss from operations before loss allocated to minority interest increased from approximately $568,000 for the nine-month period ended September 30, 2001 to approximately $1,864,000 for the nine-month period ended September 30, 2002.  Loss allocated to minority interest increased from approximately $67,000 for the nine-month period ended September 30, 2001 to approximately $125,000 for the nine-month period ended September 30, 2002.  As a result of the above, loss from operations increased from approximately $501,000 for the nine-month period ended September 30, 2001 to approximately $1,739,000 for the nine-month period ended September 30, 2002.  The primary component of this change was the provision for loss on real estate investments of $1,350,000.

Loss on sale of investments in real estate

The loss on sale of investment in real estate of approximately $166,000 for the nine-month period ended September 30, 2001, was a result of the additional loss recognized on the sale of the St. Cloud, Minnesota property.  A portion of the loss from the sale of the St. Cloud, Minnesota property was accrued as of December 31, 2000.

Gain on sale of marketable securities

The gain on sale of marketable securities of approximately $56,000 for the nine-month period ended September 30, 2002, was a result of the Company’s sale of 40,000 shares of Stellent common stock at an average price of $31.34 per share.  Such shares were acquired in connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001 and valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001.

Provision for loss on marketable securities

The provision for loss on marketable securities of approximately $1,048,000 for the nine-month period ended September 30, 2002, was a result of the decline of market value of Stellent common stock.  Given current market conditions, management views this decline in value per share of Stellent common stock as a permanent impairment.  Accordingly, the Company has recorded a provision for loss on marketable securities.

Loss from continuing operations

Loss from continuing operations increased from approximately $666,000 for the nine-month period ended September 30, 2001 to approximately $2,730,000 for the nine-month period ended September 30, 2002.  The two most significant components of this change were the provision for loss on real estate investments of $1,350,000 and the provision for loss on marketable securities of approximately $1,048,000.

Discontinued operations

Gain on disposal of technology segment, net of tax of approximately $347,000 for the nine-month period ended September 30, 2001 is a result of the sale of certain assets of the Company’s technology segment on July 10, 2001.

Discontinued operations, net of tax of approximately $73,000 and $1,451,000 for the nine-month periods ended September 30, 2002 and 2001, respectively, were a result of the Company’s discontinued operations of its technology segment.

Net loss available to Common Shareholders

Based on the above, the net loss available to Common Shareholders increased from approximately $2,085,000 for the nine-month period ended September 30, 2001 to net loss available to Common Shareholders of $3,119,000 for the nine-month period ended September 30, 2002.  The two most significant components of this change were the provision for loss on real estate investments of $1,350,000 and the provision for loss on marketable securities of approximately $1,048,000.

Comparison of the Three-Month Period Ended September 30, 2002 and 2001

Revenues from Continuing Operations

Rental revenue increased by approximately $26,000 or 12.9% for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001.  The increased rental revenue was primarily a result of an increase in rental rates per square foot on a straight-line basis for new tenants.

Tenant recoveries increased by approximately $1,000 or 1.0% for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. The increased tenant recoveries were primarily a result of an increase in the tenant’s pro-rata share of operating expenses.

Interest income and other income increased by $7,000 during these same periods primarily due to increased interest income as a result of an increase in the Company’s cash balances, coupled with late fees charged to tenants.

Expenses from Continuing Operations

Total expenses increased from approximately $438,000 for the three-month period ended September 30, 2001 to $1,899,000 for the three-month period ended September 30, 2002, a net increase of $1,461,000 described below.

Property, operating and maintenance increased approximately by $31,000 or 111.0% for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001 primarily a result of general building maintenance, coupled with, decreased occupancy.

Advertising and promotion increased approximately by $1,000 for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001 primarily as a result of decreased occupancy.

Property taxes and insurance remained relatively constant for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001.

Depreciation and amortization remained relatively constant for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001.

Interest remained relatively constant for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001.

General and administrative increased approximately by $82,000 or 73.7% for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001 primarily as a result of  costs associated with the termination of the agreement to potentially market Convertible Notes, coupled with, increased insurance and legal and professional expense.

Management fees remained relatively constant for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001.

Provision for loss on real estate of approximately $1,350,000 for the three-month period ended September 30, 2002, was a result of the write down of our real estate investments.  The Company will from time to time review its assets for impairments.

Loss from operations

Loss from operations before loss allocated to minority interest increased from approximately $107,000 for the three-month period ended September 30, 2001 to approximately $1,533,000 for the three-month period ended September 30, 2002.  Income allocated to minority interest decreased from approximately $17,000 for the three-month period ended September 30, 2001 to loss allocated to minority interest of approximately $100,000 for the three-month period ended September 30, 2002.  As a result of the above, loss from operations increased from approximately $124,000 for the three-month period ended September 30, 2001 to approximately $1,432,000 for the three-month period ended September 30, 2002. The primary component of this change was the provision for loss on real estate investments of $1,350,000.

Provision for loss on marketable securities

The provision for loss on marketable securities of approximately $1,048,000 for the three-month period ended September 30, 2002, was a result of the decline of market value of Stellent common stock.  Given current market conditions, management views this decline in value per share of Stellent common stock as a permanent impairment.  Accordingly, the Company has recorded a provision for loss on marketable securities.

Loss from continuing operations

Loss from continuing operations increased from approximately $124,000 for the three-month period ended September 30, 2001 to approximately $2,480,000 for the three-month period ended September 30, 2002.  The two most significant components of this change were the provision for loss on real estate investments of $1,350,000 and the provision for loss on marketable securities of approximately $1,048,000.

Discontinued operations

Gain on disposal of technology segment, net of tax of approximately $347,000 for the nine-month period ended September 30, 2001 is a result of the sale of certain assets of the Company’s technology segment on July 10, 2001.

Loss from discontinued operations, net of tax of approximately $24,000 and $207,000 for the three-month periods ended September 30, 2002 and 2001, respectively, were a result of the Company’s discontinued operations of its technology segment.

Net loss available to Common Shareholders

Based on the above, the net income available to Common Shareholders decreased from approximately $17,000 for the three-month period ended September 30, 2001 to net loss available to Common Shareholders of $2,504,000 for the three-month period ended September 30, 2002.  The two most significant components of this change were the provision for loss on real estate investments of $1,350,000 and the provision for loss on marketable securities of approximately $1,048,000.

Liquidity and Capital Resources

Short Term and Long Term Liquidity

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders.  Currently, the Company’s operations do not fund operating expenses.  The Company’s current cash position is a result of the cash proceeds from sale of marketable securities relating to Stellent Common Stock received in connection with the sale of certain assets of Stonehaven

Technologies, Inc. on July 10, 2001.  We have been using these funds to supplement our operating expenses.  For the nine-month periods ended September 30, 2002 and September 30, 2001, our net cash (used in) provided by operating activities totaled approximately ($239,000) and $729,000, respectively.

As of September 30, 2002, our unrestricted cash resources were approximately $1,428,000 and our marketable securities available for sale were approximately $150,000.  The Company’s marketable securities represented 40,000 shares of common stock of Stellent at a fair market value of $3.75 per share (based on the NASDAQ closing quote per share on September 30, 2002).  Such shares were acquired on July 10, 2001, had a fair market value as of July 9, 2001 of $29.94 per share and were registered effective as of September 7, 2001 with the Securities and Exchange Commission. Given current market conditions, management views this decline in value per share of Stellent common stock as a permanent impairment.  Accordingly, the Company has recorded a provision for loss on marketable securities in the amount of $1,047,600 as of September 30, 2002.  On November 4, 2002 the closing price of Stellent’s common stock was $4.20 per share.  We believe our cash resources and marketable securities are sufficient to sustain the Company’s liquidity needs for the next twelve months.

In addition to our current cash resources and marketable securities, the Company may have additional borrowing capacity available based on our real estate investments subject to certain loan to value ratios and other conditions.  Further, we believe the sale of our investments in real estate, if required, would generate additional cash to meet our ongoing liquidity needs.  As of September 30, 2002, as a result of discussions between management and various unrelated parties and based on estimates made by management, a write down of $1,350,000 was recorded to adjust the carrying value of our properties to estimated fair value.  There can be no assurance that the Company will pursue such additional financing or disposition or that should the Company pursue such additional financing or disposition, that such financing would be available to the Company or that such disposition would occur or that either would be on terms acceptable to the Company.

The mortgage loans and notes payable relating to the Plymouth I, II & III (“Note”) properties of approximately $4.3 million matured on May 31, 2002 and have been extended through on June 30, 2003. Payments are required monthly consisting of interest only at the prime rate (4.75% at September 30, 2002).

In early June 2002, the Company hired an agent to potentially market $20.0 million of 10.5% Convertible Notes.  On October 9, 2002, the offering was not consummated and the agent’s agreement was terminated.

Cash Flows

During the nine-month period ended September 30, 2002, the Company generated $1,253,000 from sale of marketable securities, net of commissions.  These cash flows were used primarily for (i) cash used in operating activities of approximately $239,000; (ii) cash used in discontinued operations of approximately $672,000 primarily a result of the settlement of outstanding liabilities; (iii) additions to real estate properties of approximately $20,000; (iv) acquisition of furniture, fixtures and equipment of approximately $8,000 (v) payments for leasing costs of approximately $31,000; (vi) payments on mortgage loans and notes payable of approximately $81,000; and (vii) distributions to holders of Class A Preferred Shares of approximately $315,000.  As a result, the Company’s cash balance decreased by approximately $113,000 from approximately $1,541,000 at December 31, 2001 to approximately $1,428,000 at September 30, 2002.

Business Objectives and Operating Strategies

Since the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our licensing agreements and other related assets has been significantly impaired primarily due to the fact that Stellent has become an active competitor to our licensed technology and to general technology market conditions. Stellent and other competitors have substantially greater resources, financial and otherwise, than we do.  Our licenses expired September 30, 2002.  As a result of the above factors, as of September 30, 2002, management of the Company has decided to discontinue operations of its technology segment and all assets related to the Company’s technology segment have been written off.

While evaluating different opportunities, we are currently maintaining and operating our remaining commercial properties, which were 86.8% leased at September 30, 2002, due to the expected cash flow results.  However, the cash flow from our properties is not expected to fully fund our future liquid requirements, including among other factors, our ongoing general and administrative costs and our dividend commitment to holders of our Class A Preferred Shares (the “Class A Preferred Shares”).

We continue to explore and evaluate all available alternatives, including, among others, to buy or sell additional properties or assets, to pursue additional or alternate financing, whether debt or equity, or to continue to meet the ongoing dividend requirement of our Class A Preferred Shares. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.  Additionally, we may determine not to adopt any additional business initiative.

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

On October 31, 2002, the Company declared a dividend of $0.475 per share with respect to the Class A Preferred Shares.  The dividend with respect to the Class A Preferred Shares will be paid on November 27, 2002 to shareholders of record on November 13, 2002.

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

•                  A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•                  A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•                  A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•                  A 50,291 square-foot light industrial facility in Burnsville, Minnesota

The Company’s interest in the real properties is held through Wellington Properties Investments, LP (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of September 30, 2002, held a 92.9% interest in the Operating Partnership.

Technology Segment

Since the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our licensing agreements and other related assets has been significantly impaired primarily due to the fact that Stellent has become an active competitor to our licensed technology and to general technology market conditions. Stellent and other competitors have substantially greater resources, financial and otherwise, than we do.  Our licenses expired September 30, 2002.  As a result of the above factors, as of September 30, 2002, management of the Company has decided to discontinue operations of its technology segment and all assets related to the Company’s technology segment have been written off.

Current Tax Status

At September 30, 2002, the Company has net operating losses.  As of December 31, 2001, the Company’s net operating losses were approximately $3,365,000.  While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether or not the Company will be able to use these loss carry forwards, which will expire in varying amounts through the year 2021.

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

Controls and Procedures

Within 90 days prior to November 12, 2002, the date of this report, Duane Lund, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of a date (the “Evaluation Date”). Based upon this evaluation, Mr. Lund concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 5, 2002, the Company reached a settlement with Odeh Muhawesh, a former Trustee of the Company and former Chief Knowledge Officer of Stonehaven Technologies.  Under the settlement, the Company paid Mr. Muhawesh $160,000 in exchange for a promissory note and related interest in connection with the promissory note assumed by Stonehaven Technologies in February 2000 pursuant to the terms of the merger agreement between the Company, Stonehaven Technologies and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into Stonehaven Technologies.  Further under the settlement, Mr. Muhawesh assigned to the Company his options for 1.0 million Common Shares of the Company and all of his stock in MyFreeDesk.com, Inc. and the Company released a contractual restriction restricting Mr. Muhawesh from selling publicly approximately 158,500 Common Shares of the Company.  The settlement provides both parties a full, final and complete release of all claims to date.

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

(b)  Reports On Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEHAVEN REALTY TRUST

	By:	/s/ Duane H. Lund
Date: November 12, 2002		Duane H. Lund
Chief Executive Officer
Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Duane H. Lund, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Stonehaven Realty Trust (the “Registrant”);

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.             The Registrant’s other certifying officers* and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of trustees  (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.             The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002.

	By:	/s/ Duane H. Lund
Duane H Lund
Chief Executive Officer and Chief Financial Officer

* Mr. Lund is the only certifying officer of the Registrant