Form 10KSB
period 2002-12-31
STONEHAVEN REALTY TRUST
filed 2003-03-31
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

( x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number: 0-25074

STONEHAVEN REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	39-6594066 (I.R.S. Employer Identification Number)

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

Registrant’s revenues for its most recent fiscal year: $1,389,178.

At March 21, 2003, the Registrant had 4,517,524 common shares of beneficial interest, $0.01 par value and 663,291 Class A Cumulative Convertible Preferred Shares. The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $2,408,000 based on the closing prices of $0.14 for its common shares and $4.21 for its Class A Cumulative Convertible Preferred Shares on the American Stock Exchange on March 21, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ; No X

STONEHAVEN REALTY TRUST
2002 ANNUAL REPORT ON FORM 10-KSB
TABLE OF CONTENTS

PART I

Item 1. Description of Business

Company Overview

Stonehaven Realty Trust (the “Company,” “Stonehaven,” “we,” “our” or “us”) is a real estate company, which acquires, owns and operates commercial real estate. As of December 31, 2002, we owned four commercial industrial properties that aggregate approximately 129,000 rentable square feet. We own our real estate investments through our operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which we are the sole general partner and own an approximate 92.9% interest.

During 2002, we discontinued operations of Stonehaven Technologies, Inc. (“Stonehaven Technologies”), our technology segment, and all assets related to the technology segment were written off.

The Company was formed on March 15, 1994 as a Maryland real estate investment trust. We operated as a traditional real estate investment trust by buying, selling, owning, and operating commercial and residential properties through December 31, 1999.

As a result of the operations of Stonehaven Technologies, commencing in 2000, the Company is no longer a REIT for federal tax purposes. For the years ended December 31, 2002 and 2001, the Company was in a taxable loss position, net of the gain on disposal of our technology segment. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements for the years ended December 31, 2002 and 2001. For the year ended December 31, 2001, a provision for federal and state income taxes totaling $40,000 was made as a result of, and is offset against, the gain on disposal of our technology segment.

As of December 31, 2002, our unrestricted cash resources were $1,029,000 and our marketable securities available for sale were $177,000. Our marketable securities represented 40,000 shares of common stock of Stellent. The NASDAQ closing quote on March 21, 2003 was $4.06 per share of common stock of Stellent. We believe our cash resources and marketable securities are sufficient to sustain the Company’s liquidity needs for the next twelve months.

On March 4, 2003, we entered into a Contribution Agreement, hired two executives and appointed the two executives and two others as new Trustees. Our new management intends to implement a business strategy that will involve nationwide real estate acquisition, development and re-development. This strategy will be dependent on external sources of capital. Failure to obtain this capital will materially and adversely affect the strategy and will materially and adversely affect our operations, liquidity and financial results.

As a condition to the Contribution Agreement, the holders of our Class A Cumulative Convertible Preferred Shares (“Class A Preferred Shares”) will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Class A Preferred Shares.

The consummation of the transactions contemplated by the Contribution Agreement is subject to various closing conditions, including shareholder approval and an absence of any material adverse changes prior to the closing of the transactions. As such, no assurance can be given that the transaction will be successfully consummated and if successfully consummated will be beneficial to our shareholders.

If the transactions contemplated by the Contribution Agreement are not successfully consummated, we recognize that the cash flow from our properties is not expected to fully fund our future liquidity requirements. In this case, we intend to pursue all available alternatives to preserve our cash to allow the Company to meet its ongoing obligations. Such alternatives include, among others, to pursue additional or alternate financing, to sell our properties or to discontinue meeting the ongoing dividend requirement of our Class A Preferred Shares. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.

Total mortgage loans and notes payable of approximately $4,231,000 mature on June 30, 2003. We are making arrangements to obtain an extension of the loan term for one year or more. However, there can be no guarantee that we will be successful in obtaining the extension or whether the extension will be at the same terms as the present loan. If the terms of the extension vary significantly from the present terms, or if we are unsuccessful in obtaining an extension, our operations, liquidity and financial results may be materially and adversely affected.

Recent Transactions

On March 4, 2003, the Board of Trustees unanimously approved having the Company enter into an Asset Contribution Agreement (the “Contribution Agreement”) with Hampton Court Associates, LP (“Hampton”), an affiliate of Paragon Real Estate Development, LLC (“Paragon”) (collectively, the “Contemplated Transactions”). Hampton is controlled by James C. Mastandrea, its general partner.

Pursuant to the Contemplated Transactions, Paragon will arrange for the contribution of apartment buildings owned by Hampton, along with the associated mortgage, to a newly-established UPREIT, to be called Paragon Real Estate LP, of the Company in exchange for 813,938 restricted units in the UPREIT, each unit being convertible after four years into 22.881 common shares of beneficial interest of the Company (“Common Shares”). In addition, Stonehaven intends to offer the holders of its Class A Preferred Shares a one-time incentive to exchange each Class A Preferred Share into 22.881 Common Shares. As a condition to the contribution of Hampton’s apartment buildings, at least 80% of the Class A Preferred Shares must convert into our Common Shares. As an additional condition to the apartment building contribution, the holders of Class A Preferred Shares will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Class A Preferred Shares.

In connection with the signing of the Contribution Agreement, Stonehaven appointed the following new trustees to its Board of Trustees: James C. Mastandrea, John J. Dee, Daniel G. DeVos, and Michael T. Oliver. In addition, Mr. Mastandrea was appointed President and Mr. Dee was appointed Senior Vice President of Stonehaven pursuant to separate incentive-based employment agreements with non-competition provisions. Mr. Mastandrea will be appointed our Chief Executive Officer and Mr. Dee will be appointed our Chief Financial Officer on April 7, 2003. On that same date, Duane H. Lund will resign as our Chief Executive Officer. Further, Duane H. Lund, Kim A. Culp, Steven B. Hoyt and Edward Padilla will all resign from the Board of Trustees upon the closing of the Contribution Agreement.

Messrs. Mastandrea and Dee are each entitled to receive 348,039 shares of our Class A Preferred Shares pursuant to separate restricted share agreements. These restricted shares may not be transferred other than to affiliates prior to March 4, 2005, and may not be transferred thereafter unless they have vested. Each of Mr. Mastandrea and Mr. Dee intend to transfer their shares to an affiliate named Paragon Real Estate Development L.L.C., an Ohio limited liability company. At all times, the restricted shares will be entitled to vote and receive dividends, if any. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:

•	the date our gross assets exceed $50.0 million, or

•	174,019 restricted shares will vest on March 4, 2004, 87,010 shares will vest on March 4, 2005 and the remaining 87,010 shares will vest on March 4, 2006.

The vesting schedules will not change upon the death or disability of either or both of Mr. Mastandrea or Mr. Dee. Mr. Mastandrea’s restricted shares that have not yet vested will be forfeited if he terminates his employment agreement without good reason or if his employment is terminated for cause. The same provisions apply to Mr. Dee’s unvested shares. All the restricted shares will vest in full immediately if there is a shift in ownership as long as the respective employment agreements are in effect. A “shift in ownership” means when any person

•	causes, in the case of Mr. Mastandrea’s restricted shares, that he not to be appointed as our Chief Executive Officer, or in the case of Mr. Dee’s restricted shares, that he not be appointed as our Chief Financial Officer, or

•	in the case of Mr. Mastandrea’s restricted shares, if he is appointed as our Chief Executive Officer, causes him to be removed as our Chairman and Chief Executive Officer, and such change is not supported by him, or in the case of Mr. Dee’s restricted shares, if he is appointed as our Chief Financial Officer, causes him to be removed as our Chief Financial Officer, and such change is not supported by him.

If the Class A Preferred Share exchange offer is closed, the restricted Class A Preferred Shares will be converted into restricted Common Shares at the rate of 22.881 Common Shares for each Class A Preferred Share; provided that, Messrs. Mastandrea and Dee will have right to retain a number of Class A Preferred Shares that is equal to 51% of the Class A Preferred Shares outstanding after the closing of the exchange offer.

In addition, under the restricted share agreements, Mr. Mastandrea will have the right to appoint five trustees to our Board as long as Paragon Real Estate Development L.L.C. owns either

•	a majority of the Class A Preferred Shares, or

•	40% or more of the sum of the restricted shares issued to Messrs. Mastandrea and Dee and the Common Shares issued to them upon conversion of their restricted Class A Preferred Shares into restricted Common Shares upon completion of the exchange offer.

Even if these conditions are not met, this appointment right shall continue until March 4, 2013; provided that if Mr. Mastandrea remains as our Chairman or Chief Executive Officer on that date, the right to appoint five trustees will continue until the time Mr. Mastandrea is no longer our Chairman or Chief Executive Officer.

Under a separate additional contribution agreement, additional Common Shares will be issued to Messrs. Mastandrea and Dee if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be approved by our Board. The Common Shares they receive under the additional contribution agreement will be restricted until Stonehaven achieves specified increases in net operating income and funds from operations for the additional contribution agreement; provided that the Common Shares will vest immediately upon any shift in ownership, as such term is described above in the discussion of the restricted share agreements.

Our existing Operating Partnership Agreement was amended whereby the Company granted two of the limited partners, which are controlled by Mr. Lund, our current Chief Executive Officer and a member of our Board of Trustees, and Mr. Hoyt, a member of our Board of Trustees, an exclusive option to purchase all of the units in the Operating Partnership held by the Company. Our units represent 92.9% of the outstanding interests in the partnership. If exercised, this option will result in the sale of all our existing Minnesota properties. The option may be exercised any time after September 30, 2003 and before March 31, 2004 at a purchase price equal to 92.9% of the difference between $8,275,000 and the then mortgage balances, not to exceed $6,443,075. The purchase price was determined based on an independent appraisal. If the option is not exercised by March 31, 2004, we have the right to put the option to the optionees and require that they purchase our units. Our put right expires April 30, 2004.

The purchase price is payable in cash or with a combination of cash and our shares owned by the optionees; provided that at least 50% of the purchase price must be paid in cash. If shares are used for the purchase price, the fair market value of the shares shall be the average closing price for the 30 calendar days prior to the option closing date; provided that the fair market value shall not be less the $0.151 per Common Share, assuming a conversion ratio of 22.881 Common Shares for each Class A Preferred Share.

Various components of the transactions contemplated by the Contribution Agreement are subject to shareholder approval. As soon as practical, Stonehaven intends to file a proxy statement for a shareholder meeting as well as a registration statement related to the one-time incentive exchange offer for our Class A Preferred Shares.

As a condition to the Contribution Agreement, Mr. Lund, Mr. Hoyt and Paul T. Lambert, who are Trustees of the Company and collectively own 36.6% of our Class A Preferred and Common Shares voting together as a single class, agreed to vote their shares in favor of the Contemplated Transactions and to convert their Class A Preferred Shares in the exchange offer. Messrs. Lund, Hoyt and Lambert granted Messrs. Mastandrea and Dee an irrevocable proxy to vote our shares owned by Messrs. Lund, Hoyt and Lambert in favor of the Contribution Agreement and the Contemplated Transactions and against any proposal that impairs in any material respect our ability to perform our obligations under the Contribution Agreement or prevents or materially delays the closing of the transactions contemplated by the Contribution Agreement. Messrs. Lund, Hoyt, Lambert, Mastandrea and Dee have also agreed to certain transfer restrictions with respect to their common and preferred shares of Stonehaven.

The Board of Trustees unanimously approved the Contribution Agreement and the related agreements. In addition, the independent trustees on our Board of Trustees unanimously approved the amendment to our Operating Partnership Agreement.

Upon closing of the transactions contemplated by the Contribution Agreement, Stonehaven intends to relocate its Corporate Headquarters to Cleveland, Ohio, and change its name to Paragon Real Estate Equity and Investment Trust.

The consummation of the transactions contemplated by the Contribution Agreement is subject to various closing conditions, including shareholder approval and an absence of any material adverse changes prior to the closing of the transactions. As such, no assurance can be given that the transaction will be successfully consummated and if successfully consummated will be beneficial to our shareholders. This Form 10-KSB does not constitute an offer of any security. Any offer will be made pursuant to an effective registration statement, under the Securities Act of 1933, as amended.

Real Estate

We currently own the following four commercial real estate properties containing approximately 129,000 rentable square feet:

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 50,291 square-foot light industrial facility in Burnsville, Minnesota

On March 31, 2001, we sold the St. Cloud, Minnesota real property (“Cold Springs Property”) to an unrelated third party. In exchange for the real property, we received approximately $8.3 million in cash. In addition, we retired the related mortgage indebtedness of approximately $7.3 million. As of December 31, 2001, we recorded a loss on the sale of the investment in the real estate of approximately $166,000 in addition to an expected loss on the sale of the investment in real estate of approximately $4.3 million recorded as of December 31, 2000.

We own our real estate investments through our Operating Partnership, of which we are the sole general partner and own an approximate 92.9% interest.

Real Estate Tenants

During the years ended December 31, 2002 and December 31, 2001, three tenants represented approximately 77.4% and 71.1%, respectively, of our rental revenues. On January 7, 2003, one of these tenants, representing approximately 29.3% of rental revenues for the year ended December 31, 2002, vacated their noncontiguous space of 31,219 square feet and moved into contiguous space in a building owned by an affiliate of one of our Trustees. In connection with this move, the tenant has indicated that they intend to continue to pay rent in accordance with their lease through the expiration date of March 31, 2004.

Competition

The real estate market is highly competitive. Competing properties may be newer or have more desirable locations than the Company’s current property holdings. If the market does not absorb newly constructed space, market vacancies will increase and market rents may decline. As a result, we may have difficulty leasing space within our properties and may be forced to lower rents on leases to compete effectively.

We compete for the acquisition of properties with many entities, including, among others, publicly traded REITs, life insurance companies, pension funds, partnerships and individual investors. Many competitors may have substantially greater financial resources than us. In addition, certain competitors may be willing to accept lower returns on their investments. If competitors prevent us from buying properties that may be targeted for acquisition, our capital appreciation and valuation goals may be impacted.

Discontinued Operations

On July 10, 2001, we sold all of our interest in SmartCabinet software code (software technology replicating and mapping a company’s business logic in web base format) and related assets including its REDocs initiatives, to Stellent pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent. As a result of this sale a gain on disposal of technology segment, net of tax, was recorded as of December 31, 2001 in the amount of approximately $357,000, net of the unamortized costs of certain royalties, licensing agreements, goodwill and federal and state income taxes.

We had acquired Stonehaven Technologies in 2000 through an exchange of the outstanding stock of Stonehaven Technologies for the Company’s Common Shares at $4.75 per share, or an aggregate value of approximately $4.0 million.

Since the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our licensing agreements and other related assets has been significantly impaired primarily due to the fact that Stellent became an active competitor to our licensed technology and to general technology market conditions. Stellent and other competitors have substantially greater resources, financial and otherwise, than we do. Our licenses expired September 30, 2002. As a result of the above factors, during 2002, we discontinued operations of our technology segment and all assets related to our technology segment were written off.

Losses from these discontinued operations for the years ended December 31, 2002 and December 31, 2001 were approximately $82,000 and $1,343,000, respectively. The 2001 amount is net of a $357,000 gain recorded on the disposal of the technology segment.

Employees

The Company has three full-time employees and one part-time employee as of March 4, 2003.

Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward- looking statements. Certain information included in this Annual Report on Form 10-KSB and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to business development and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks, uncertainties and other factors include uncertainties affecting real estate businesses generally (such as entry into new leases, renewal of leases and dependence on tenants’ business operations), risks relating to the Company’s ability to maintain and increase property occupancy and rental rates, risks relating to construction or development activities, acquisitions, dispositions, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing on terms acceptable to the Company and sensitivity of the Company’s operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which the Company’s properties are located, the existence of complex regulations relating to the Company’s tax status and the potential adverse impact of market interest rates on the market price for the Company’s securities. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

The transactions under the Contribution Agreement and related agreements may not be beneficial to our shareholders.

Under the Contribution Agreement and related agreements, we are replacing our entire management and

Board of Trustees, selling our existing Minnesota properties, purchasing apartment buildings and implementing a national real estate acquisition, development and re-development strategy. We can provide no assurance that the transaction will be approved by our shareholders and successfully consummated. If the transactions are closed, our shares may not trade at or near current market levels, and our shareholders, if they decide to sell their shares, may not receive as much for their shares if we had decided to liquidate. Similarly, if the transactions are not closed and if we decide to liquidate the Company, our shareholders may not receive as much for their shares as the current market price.

Our cash resources are limited.

As of December 31, 2002, our unrestricted cash resources were $1,029,000 and our marketable securities available for sale were $177,000. Our marketable securities represented 40,000 shares of common stock of Stellent. The NASDAQ closing quote on March 21, 2003 was $4.06 per share of common stock of Stellent.

Our proposed new national real estate strategy will be dependent on external sources of capital. Failure to obtain this capital will materially and adversely affect the strategy and will materially and adversely affect our operations, liquidity and financial results.

If the transactions contemplated by the Contribution Agreement are not successfully consummated, we recognize that the cash flow from our properties is not expected to fully fund our future liquidity requirements. In this case, we intend to pursue all available alternatives to preserve our cash to allow the Company to meet its ongoing obligations. Such alternatives include, among others, to pursue additional or alternate financing, to sell our properties or to discontinue meeting the ongoing dividend requirement of our Class A Preferred Shares. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.

We have a history of losses.

We have reported net losses for each year since our inception. We had an accumulated deficit of approximately $22.6 million as of December 31, 2002. While we are exploring and evaluating alternatives to increase revenues and control costs through improved efficiency, there can be no assurance that we will become profitable in the future.

We will be dependent on external sources of capital.

As with many other corporations generally, our ability to reduce our debt and finance growth may be funded partially by external sources of capital. Our access to external capital will depend upon a number of factors, including the market’s perception of our growth potential, our current and potential future cash distributions and the market price of our equity securities. The failure to obtain future sources of capital would have an adverse effect on our ability to grow and pay distributions to our shareholders. The proposed new national real estate strategy will be dependent on external sources of capital, and failure to obtain this capital will materially and adversely affect the strategy.

Our common shareholders will suffer significant dilution.

Any strategy that is dependent on external capital will cause us to issue additional shares of beneficial interest. These shares may be common or preferred shares. The additional issuance of shares, along with the proposed one-time incentive exchange of each Class A Preferred Share into 22.881 Common Shares, the restricted shares being issued to Mr. Mastandrea and Mr. Dee and the convertible units being issued to Hampton in connection with our newly-established UPREIT, will dilute the ownership interests of current common shareholders.

We are currently dependent on the Minnesota market.

All of our existing properties are located in Minnesota. Our financial performance is currently dependent upon economic conditions in this state in general and the specific local markets where our existing properties are located. Like other real estate markets, these markets have experienced economic downturns in the past. Such slowdowns can lead companies to lay off employees, which might cause them to require less office space. They can also result in companies experiencing difficulty with their cash flow, which might cause them to delay or miss making their lease payments. Declines in the economy of the Minnesota real estate market could adversely affect our operations or cash flow and ability to meet ongoing obligations, pay distributions to our shareholders and adversely impact the value of our Common Shares.

Financially distressed tenants may limit our ability to realize the value of our investments.

Following a tenant’s lease default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and recovering lease and other payments owed to us. In addition, a tenant may seek bankruptcy law protection, which could relieve the tenant from its obligation to make lease payments.

We may be unable to renew leases or relet space as leases expire.

If tenants fail to renew their leases upon expiration, we may be unable to relet the subject space. Even if the tenants do renew their leases or we can relet the space, the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Certain leases may grant the tenants an early termination right upon payment of a termination penalty. While we have estimated our expenditures for new and renewal leases for 2003 and 2004, we cannot be assured as to the accuracy of such estimates.

New development and acquisitions may not produce results in accordance with our expectations and may require development and renovation costs exceeding our estimates.

Once made, our investments may not produce results in accordance with our expectations. Our actual renovation and improvement costs in bringing an acquired property up to market standards or in bringing space of an existing building up to standards for a tenant may exceed our estimates. Risks associated with these activities include

•	the unavailability of financing, favorable or otherwise;

•	construction costs exceeding original estimates;

•	construction and lease-up delays resulting in increased debt service and construction costs; and

•	complications in obtaining necessary zoning, occupancy and other governmental permits.

Some potential losses are not covered by insurance.

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe the policy specification and insured limits of these policies are adequate and appropriate. There are, however types of losses, such as lease and other contract claims, that generally are not insured.

As a consequence of the September 11, 2001 terrorist attacks, we may be unable to renew or duplicate our current insurance coverage in adequate amounts. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or , if offered, these types of insurance my be prohibitively expensive. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot be assured that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property, if at all. Such events could adversely affect our cash flow and ability to make distributions to shareholders.

Our properties face significant competition from other real estate properties.

The real estate market is highly competitive. Competing properties may be newer or have more desirable locations than the Company’s current property holdings. If the market does not absorb newly constructed space, market vacancies will increase and market rents may decline. As a result, we may have difficulty leasing space within our properties and may be forced to lower rents on leases to compete effectively.

We face significant competition from other real estate investors.

We compete for the acquisition of properties with many entities, including, among others, publicly traded REITs, life insurance companies, pension funds, partnerships and individual investors. Many competitors may have substantially greater financial resources than us. In addition, certain competitors may be willing to accept lower returns on their investments. If competitors prevent us from buying properties that may be targeted for acquisition, our capital appreciation and valuation goals may be impacted.

Because real estate is illiquid, we may not be able to sell properties when appropriate.

Real estate investments generally cannot be sold quickly. Such illiquidity will limit our ability to alter our portfolio, whether necessary to sell our properties, to raise capital, or in response to changes in economic or other conditions.

Our operating costs might rise, which might reduce our cash flow and our ability to make distributions to shareholders.

We might face higher operating expenses as a result of rising costs generally and following the terrorist attacks in the U.S. on September 11, 2001 in particular. For example, it might cost more in the future than in the past for building security, property/casualty and liability insurance, and property maintenance.

Following the September 11th attacks, we have increased the level of security at our properties. We might not be able to pass along the increased costs associated with such increased building security to our tenants, which could reduce our cash flow. Our existing insurance policies expire in December 2003. As a result of the terrorist attacks, the cost of premiums for comparable coverage might be significantly higher when it is time to renew our coverage, which could increase our operating expenses and reduce our cash flow. Because of rising costs in general, we might experience increases in our property maintenance costs, such as for cleaning, electricity and heating, ventilation and air conditioning. In general, under our leases with tenants, we pass on a portion of these costs to them. We cannot be assured, however, that tenants will actually bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek office space elsewhere. If operating expenses increase, the availability of other comparable office space in our specific geographic market might limit our ability to increase rents, which could reduce our cash flows and limit our ability to make distributions to shareholders.

Our debt service obligations entail additional risks.

Debt Financing and Existing Debt Maturities. Like other real estate companies, we are subject to the risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness, on similar terms, or if at all. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to shareholders at expected levels or at all. Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to shareholders. If we do not meet our debt service obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of properties foreclosed on, could threaten our continued viability.

Our existing properties secure approximately $6.4 million of outstanding aggregate mortgage indebtedness, of which $2.2 million bears interest at a fixed annual rate of 7.0% and $4.2 million bears interest at the variable rate of prime (4.25% as of December 31, 2002). Present and future variable rate financing and the need to refinance our holdings from time to time subject us to the risk that fluctuations in prevailing interest rates may increase our debt service obligations beyond current expectations. We do not have any presently defined source of refinancing upon the maturity of any of our existing debt. Of our total mortgage indebtedness, approximately $4.2 million matures on June 30, 2003. We are making arrangements to obtain an extension of the loan term for one year or more. However, there can be no guarantee that we will be successful in obtaining the extension or whether the extension will be at the same terms as the present loan. If the terms of the extension vary significantly from the present terms, or if we are unsuccessful in obtaining an extension, our operations, liquidity and financial results may be materially and adversely affected.

No Limitation on Debt. Our organizational documents do not contain any limitation on our ability to incur additional debt. Accordingly, we could increase our outstanding debt without restriction. The increased debt service could adversely affect our cash flow and ability to make distributions and could increase the risk of default on our indebtedness.

Prevailing interest rates could also have a dramatic effect on our financial condition and the price of our shares.

Because we intend to maintain a leveraged position for the foreseeable future, increases in interest rates could increase our interest expense, which could adversely affect our cash flow and our ability to pay dividends to our shareholders.

An increase in market interest rates may also lead prospective holders of our shares to demand a higher anticipated annual yield than ownership of our shares offers. Such an increase in the required anticipated distribution yield may adversely affect the market price of our Common Shares.

Changes in the law may adversely affect our cash flow.

Because increases in income and service taxes are generally not passed through to tenants under leases, such increases may adversely affect our cash flow and ability to make expected distributions to shareholders. The properties are also subject to various regulatory requirements such as those relating to fire and safety. Our failure to comply with these requirements could result in the imposition of fines and damage awards. Also, the costs to comply with any new or different regulations could adversely affect our cash flow and our ability to make distributions. While we believe that the properties are currently in material compliance with all such requirements, we cannot be assured that these requirements will not change or that newly imposed requirements will not require significant unanticipated expenditures.

Environmental problems at the properties are possible and may be costly.

We are subject to various federal, state and local environmental laws. These laws can impose liability on property owners or operators for the costs of removal or remediation of certain hazardous substances released on a property, even if the property owner was not responsible for the release of the hazardous substances. The costs for removal or remediation may be substantial and the presence of hazardous substances on our properties may adversely affect occupancy and our ability to sell or borrow against those properties. In addition to the costs of government claims under environmental laws, private plaintiffs may bring claims for personal injury or similar reasons. Various laws also impose liability for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Any entity that arranges for the disposal or treatment of hazardous substances at such a facility is potentially liable under such laws. These laws often impose liability whether or not the facility is or ever was owned or operated by such person.

Our limited assessments of our existing properties have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any such environmental liability. We also intend to condition future acquisitions on successful environmental assessments. Nevertheless, it is possible that our past and future assessments will not reveal all environmental liabilities or that there are existing or future material environmental liabilities of which we will be unaware.

Compliance with applicable laws, rules and regulations, including the Americans with Disabilities Act, can be costly

All places of public accommodation are required to meet certain federal requirements, including but not limited to those associated with the Americans with Disabilities Act. A number of additional federal, state and local laws exist which also may require modifications to our present and future properties or restrict certain further renovations thereof, with respect to access thereto by disabled persons.

While we believe that our existing properties are substantially in compliance with present requirements, future legislation may impose additional burdens or restrictions on owners with respect to access by disabled persons. Although the costs of compliance with any additional legislation are not currently ascertainable, the costs could be substantial. Limitations or restrictions on the completion of certain renovations may also limit application of our investment strategy in certain instances or reduce overall returns on our investments.

We are dependent on our key personnel

Our ability to achieve our strategic business objectives and operate profitably is dependent on identifying, attracting and retaining qualified key management personnel. We currently have four employees.

Conflicts of interest.

Hoyt Properties, Inc. Steven B. Hoyt, one of our Trustees, is the controlling shareholder of Hoyt Properties, Inc., whom we have retained to manage our existing commercial properties in Minnesota. This agreement was not negotiated at arm’s length, however, we believe that the stipulated management fee of 5.0% of gross income from the managed properties is consistent with industry norms for similar properties.

We may not be able to meet AMEX’S continued listing qualifications.

While our Common Shares and our Class A Preferred Shares are currently listed on the American Stock Exchange, we may not be able to meet AMEX’s continued listing qualifications in the future. In addition, trading volumes in our Common Shares and our Class A Preferred Shares have typically been very low. As a result, investors may have difficulty in selling our Common Shares or our Class A Preferred Shares at generally prevailing prices.

Advantageous transactions may be prevented

Certain provisions contained in our Declaration of Trust and Bylaws and under federal and Maryland laws may have the effect of discouraging a third party from making any acquisition proposal for us. For example, such provisions may

•	deter attractive tender offers for our shares, or

•	deter purchases of large blocks of our shares, thereby limiting the opportunity for our shareholders (including the holders of our Class A Preferred Shares) to receive a premium for their shares over then-prevailing market prices.

We currently do not plan to distribute dividends to the holders of our Shares.

Our current dividend policy is to retain earnings in order to fund the operation and expansion of our business and, accordingly, we do not intend to pay cash dividends on our Common Shares. Any payment of future cash dividends, if any, and the amounts thereof will be dependent upon our earnings, financial requirements and other factors deemed relevant by our Board of Trustees. As a condition to the Contribution Agreement, the holders of our Class A Preferred Shares will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Class A Preferred Shares.

Possible issuances of future series of Preferred Shares.

Pursuant to our Declaration of Trust, our Board of Trustees has the authority to fix the rights, preferences, privileges and restrictions, including voting rights, of unissued shares of our capital and to issue those shares without any further vote or action by the shareholders. The rights of the holders of our Common Shares will be subject to, and may be adversely affected by, the rights of the holders of any series of Preferred Shares that may be issued in the future.

Item 2. Description of Property

As of December 31, 2002, the Company owned investments in the properties described below.

					Tenants Leasing 10% or
					More of Rentable Sq.
Property	Year Built/	% Leased as of	Rentable	Total Rental	Ft. as of 12/31/02 &
Location	Renovated	12/31/02	Square Feet (1)	Revenue (2)	Lease Expiration Date (3)

Plymouth Technology Park I, Plymouth, MN	1998	73.0%	26,186	$161,305	Knight Machining, Inc. (28.2%) – 8/09; United Operations (25.6%) – 8/03; Insignia Systems, Inc. (19.2%) – 3/04 (3)
Plymouth Technology Park II, Plymouth, MN	1998	100.0%	26,186	$209,484	Insignia Systems, Inc. (100%) – 3/04 (3)

Plymouth Technology Park III, Plymouth, MN	1998	100.0%	26,186	$239,083	Landscape (100%) – 11/05

Nicollet Business VI, Burnsville, MN	1997	80.2%	50,291	$277,134	Xata Corp. (50.5%) – 6/04; Medcare Products, Inc. (29.7%) – 7/07

Total/Average		86.8%	128,849	$887,006

(1)	Rentable Square Feet represents gross leasable area for light industrial properties.

(2)	Total Rental Revenue represent base rents received during the twelve months ended December 31, 2002, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principles determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and escalations and common area maintenance and utility charges.

(3)	On January 7, 2003, Insignia Systems Inc. vacated their space of 31, 219 square feet. In connection with this move, the tenant has indicated that they intend to continue to pay rent in accordance with their lease through the expiration date of March 31, 2004.

We own our real estate investments through our Operating Partnership, of which we are the sole general partner and own an approximate 92.9% interest.

We have no present plans for significant improvements on any of our properties.

Real Estate Competition

The real estate market is highly competitive. Competing properties may be newer or have more desirable locations than the Company’s current property holdings. If the market does not absorb newly constructed space, market vacancies will increase and market rents may decline. As a result, we may have difficulty leasing space within our properties and may be forced to lower rents on leases to compete effectively.

We also compete for the acquisition of properties with many entities, including publicly traded REITs. Many competitors may have substantially greater financial resources than ours. In addition, certain competitors may be willing to accept lower returns on their investments. If competitors prevent us from buying properties that may be targeted for acquisition, our capital appreciation and valuation goals may be impacted.

Investments in Real Estate Depreciation and Insurance Coverages

Depreciation expense on individual real estate assets is computed using the straight-line method based on a useful life of forty years.

We believe we have adequate insurance coverage for our real estate properties.

Mortgage Loans and Notes Payable

Mortgage loans and notes payable as of December 31, 2002 consisted of the following:

	Amount	Payment Terms

M & I Marshall & Ilsley, prime rate (4.25% as of December 31, 2002), maturing on June 30, 2003, collateralized by the Plymouth I property and assignment of rents*	$1,456,020	Monthly interest only

M & I Marshall & Ilsley, prime rate (4.25% as of December 31, 2002), maturing on June 30, 2003, collateralized by the Plymouth II and Plymouth III properties and assignment of rents*	2,774,948	Monthly interest only

GMAC Commercial Mortgage Corporation, 7.00%, maturing February 1, 2008, collateralized by the Nicollet commercial property and an assignment of rents and security agreement	2,217,506	Monthly principal and interest of $15,635

	$6,448,474

*	A Trustee of the Company and his spouse have fully guaranteed this mortgage loan.

We do not have any presently defined source of refinancing upon the maturity of any of our existing debt. Of our total mortgage indebtedness, approximately $4.2 million matures on June 30, 2003. We are making arrangements to obtain an extension of the loan term for one year or more. However, there can be no guarantee that we will be successful in obtaining the extension or whether the extension will be at the same terms as the present loan. If the terms of the extension vary significantly from the present terms or we are unsuccessful in obtaining the extension, our operations, liquidity and financial results may be materially and adversely affected.

Item 3. Legal Proceedings

On August 5, 2002, we reached a settlement with Odeh Muhawesh, a former Trustee of the Company and former Chief Knowledge Officer of Stonehaven Technologies. Under the settlement, we paid Mr. Muhawesh $160,000 in exchange for a promissory note and related interest in connection with the promissory note we assumed in February 2000 pursuant to the terms of the merger agreement between the Company, Stonehaven Technologies and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into Stonehaven Technologies. Further under the settlement, Mr. Muhawesh assigned to us his options for 1.0 million of our Common Shares and all of his stock in MyFreeDesk.com, Inc. and we released a contractual restriction restricting Mr. Muhawesh from selling publicly approximately 158,500 of our Common Shares. The settlement provides both parties a full, final and complete release of all claims to date.

In the normal course of business, we may be involved in, but are currently not aware of, legal actions arising from the ownership and administration of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Our Common Shares began trading on the AMEX on October 28, 1999 under the symbol “RPP”. Our Class A Preferred Shares began trading on the AMEX on October 28, 1999 under the symbol “RPP.A”.

The table below shows the range of the high and low sale prices for our Common Shares as reported on the AMEX. The quotations shown represent interdealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

Quarter	High	Low

Fourth Quarter, 2002	$0.20	$0.10
Third Quarter, 2002	$0.27	$0.12
Second Quarter, 2002	$0.45	$0.18
First Quarter, 2002	$0.45	$0.26
Fourth Quarter, 2001	$1.10	$0.15
Third Quarter, 2001	$1.60	$0.55
Second Quarter, 2001	$1.62	$0.70
First Quarter, 2001	$2.50	$1.00

On March 21 2003, the last reported sales price of our Common Shares on the AMEX was $0.14. The number of holders of record of our Common Shares of the Company was approximately 300 as of March 21, 2003 and we estimate we have approximately 900 holders of common beneficial interest as of that same date.

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

Our Class A Preferred Shares accrue a dividend equal to $0.475 per share, with such dividend payable every six months. During 2002 and 2001, cash distributions declared with respect to the Class A Preferred Shares were $0.95 per annum per Class A Preferred Share. In connection with the Contemplated Transactions approved by the Board of Trustees on March 4, 2003, the holders of Class A Preferred Shares will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and eliminate any future dividends that would have been payable.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with consolidated financial statements and notes thereto appearing elsewhere herein. The results of operations, liquidity and capital resources and cash flows of the Company include the historical results of operations of the properties held by the Company during the years ended December 31, 2002 and 2001. This Annual Report on Form 10-KSB contains forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. See Item 1. Business – Risk Factors.

Overview

Stonehaven Realty Trust (the “Company,” “Stonehaven,” “we,” “our” or “us”) is a real estate company, which acquires, owns and operates commercial real estate. As of December 31, 2002, we owned four commercial industrial properties that aggregate approximately 129,000 rentable square feet. We own our real estate investments through our operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which we are the sole general partner and own an approximate 92.9% interest.

During 2002, we discontinued operations of Stonehaven Technologies, Inc. (“Stonehaven Technologies”), our technology segment, and all assets related to the technology segment were written off.

The Company was formed on March 15, 1994 as a Maryland real estate investment trust. We operated as a traditional real estate investment trust by buying, selling, owning, and operating commercial and residential properties through December 31, 1999.

As a result of the operations of Stonehaven Technologies, commencing in 2000, the Company is no longer a REIT for federal tax purposes. For the years ended December 31, 2002 and 2001, the Company was in a taxable loss position, net of the gain on disposal of our technology segment. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements for the years ended December 31, 2002 and 2001. For the year ended December 31, 2001, a provision for federal and state income taxes totaling $40,000 was made as a result of, and is offset against, the gain on disposal of our technology segment.

As of December 31, 2002, our unrestricted cash resources were $1,029,000 and our marketable securities available for sale were $177,000. Our marketable securities represented 40,000 shares of common stock of Stellent. The NASDAQ closing quote on March 21, 2003 was $4.06 per share of common stock of Stellent. We believe our cash resources and marketable securities are sufficient to sustain the Company’s liquidity needs for the next twelve months.

On March 4, 2003, we entered into a Contribution Agreement, hired two executives and appointed the two executives and two others as new Trustees. Our new management intends to implement a business strategy that will involve nationwide real estate acquisition, development and re-development. This strategy will be dependent on external sources of capital. Failure to obtain this capital will materially and adversely affect the strategy and will materially and adversely affect our operations, liquidity and financial results.

As a condition to the Contribution Agreement, the holders of our Class A Cumulative Convertible

Preferred Shares (“Class A Preferred Shares”) will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Class A Preferred Shares.

The consummation of the transactions contemplated by the Contribution Agreement is subject to various closing conditions, including shareholder approval and an absence of any material adverse changes prior to the closing of the transactions. As such, no assurance can be given that the transaction will be successfully consummated and if successfully consummated will be beneficial to our shareholders.

If the transactions contemplated by the Contribution Agreement are not successfully consummated, we recognize that the cash flow from our properties is not expected to fully fund our future liquidity requirements. In this case, we intend to pursue all available alternatives to preserve our cash to allow the Company to meet its ongoing obligations. Such alternatives include, among others, to pursue additional or alternate financing, to sell our properties or to discontinue meeting the ongoing dividend requirement of our Class A Preferred Shares. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.

Total mortgage loans and notes payable of approximately $4,231,000 mature on June 30, 2003. We are making arrangements to obtain an extension of the loan term for one year or more. However, there can be no guarantee that we will be successful in obtaining the extension or whether the extension will be at the same terms as the present loan. If the terms of the extension vary significantly from the present terms, or if we are unsuccessful in obtaining an extension, our operations, liquidity and financial results may be materially and adversely affected.

Recent Transactions

On March 4, 2003, the Board of Trustees unanimously approved having the Company enter into an Asset Contribution Agreement (the “Contribution Agreement”) with Hampton Court Associates, LP (“Hampton”), an affiliate of Paragon Real Estate Development, LLC (“Paragon”) (collectively, the “Contemplated Transactions”). Hampton is controlled by James C. Mastandrea, its general partner.

Pursuant to the Contemplated Transactions, Paragon will arrange for the contribution of apartment buildings owned by Hampton, along with the associated mortgage, to a newly-established UPREIT, to be called Paragon Real Estate LP, of the Company in exchange for 813,938 restricted units in the UPREIT, each unit being convertible after four years into 22.881 common shares of beneficial interest of the Company (“Common Shares”). In addition, Stonehaven intends to offer the holders of its Class A Preferred Shares a one-time incentive to exchange each Class A Preferred Share into 22.881 Common Shares. As a condition to the contribution of Hampton’s apartment buildings, at least 80% of the Class A Preferred Shares must convert into our Common Shares. As an additional condition to the apartment building contribution, the holders of Class A Preferred Shares will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Class A Preferred Shares.

In connection with the signing of the Contribution Agreement, Stonehaven appointed the following new trustees to its Board of Trustees: James C. Mastandrea, John J. Dee, Daniel G. DeVos, and Michael T. Oliver. In addition, Mr. Mastandrea was appointed President and Mr. Dee was appointed Senior Vice President of Stonehaven pursuant to separate incentive-based employment agreements with non-competition provisions. Mr. Mastandrea will be appointed our Chief Executive Officer and Mr. Dee will be appointed our Chief Financial Officer on April 7, 2003.

Our existing Operating Partnership Agreement was amended whereby the Company granted two of the limited partners, which are controlled by Duane H. Lund, our current Chief Executive Officer and a member of our Board of Trustees, and Steven B. Hoyt, a member of our Board of Trustees, an exclusive option to purchase all of the units in the Operating Partnership held by the Company. Our units represent 92.9% of the outstanding interests in the partnership. If exercised, this option will result in the sale of all our existing Minnesota properties. The option may be exercised any time after September 30, 2003 and before March 31, 2004 at a purchase price equal to 92.9% of the difference between $8,275,000 and the then mortgage balances, not to exceed $6,443,075. The purchase price was determined based on an independent appraisal. If the option is not exercised by March 31, 2004, we have the right to put the option to the optionees and require that they purchase our units. Our put right expires April 30, 2004.

The purchase price is payable in cash or with a combination of cash and our shares owned by the optionees; provided that at least 50% of the purchase price must be paid in cash. If shares are used for the purchase price, the fair market value of the shares shall be the average closing price for the 30 calendar days prior to the option closing date; provided that the fair market value shall not be less the $0.151 per Common Share, assuming a conversion ratio of 22.881 Common Shares for each Class A Preferred Share.

Various components of the transactions contemplated by the Contribution Agreement are subject to shareholder approval. As soon as practical, Stonehaven intends to file a proxy statement for a shareholder meeting as well as a registration statement related to the one-time incentive exchange offer for our Class A Preferred Shares.

As a condition to the Contribution Agreement, Mr. Lund, Mr. Hoyt and Paul T. Lambert, who are Trustees of the Company and collectively own 36.6% of our Class A Preferred and Common Shares voting together as a single class, agreed to vote their shares in favor of the Contemplated Transactions and to convert their Class A Preferred Shares in the exchange offer.

The Board of Trustees unanimously approved the Contribution Agreement and the related agreements. In addition, the independent trustees on our Board of Trustees unanimously approved the amendment to our Operating Partnership Agreement.

Upon closing of the transactions contemplated by the Contribution Agreement, Stonehaven intends to relocate its Corporate Headquarters to Cleveland, Ohio, and change its name to Paragon Real Estate Equity and Investment Trust.

The consummation of the transactions contemplated by the Contribution Agreement is subject to various closing conditions, including shareholder approval and an absence of any material adverse changes prior to the closing of the transactions. As such, no assurance can be given that the transaction will be successfully consummated and if successfully consummated will be beneficial to our shareholders. This Form 10-KSB does not constitute an offer of any security. Any offer will be made pursuant to an effective registration statement, under the Securities Act of 1933, as amended.

Real Estate

We currently own the following four commercial real estate properties containing approximately 129,000 rentable square feet:

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 50,291 square-foot light industrial facility in Burnsville, Minnesota

On March 31, 2001, we sold the St. Cloud, Minnesota real property (“Cold Springs Property”) to an unrelated third party. In exchange for the real property, we received approximately $8.3 million in cash. In addition, we retired the related mortgage indebtedness of approximately $7.3 million. As of December 31, 2001, we recorded a loss on the sale of the investment in the real estate of approximately $166,000 in addition to an expected loss on the sale of the investment in real estate of approximately $4.3 million recorded as of December 31, 2000.

We own our real estate investments through our Operating Partnership, of which we are the sole general partner and own an approximate 92.9% interest.

Discontinued Operations

On July 10, 2001, we sold all of our interest in SmartCabinet software code (software technology replicating and mapping a company’s business logic in web base format) and related assets including its REDocs initiatives, to Stellent pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent. As a result of this sale a gain on disposal of technology segment, net of tax, was recorded as of December 31, 2001 in the amount of approximately $357,000, net of the unamortized costs of certain royalties, licensing agreements, goodwill and federal and state income taxes.

We had acquired Stonehaven Technologies in 2000 through an exchange of the outstanding stock of Stonehaven Technologies for the Company’s Common Shares at $4.75 per share, or an aggregate value of approximately $4.0 million.

Since the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our licensing agreements and other related assets has been significantly impaired primarily due to the fact that Stellent became an active competitor to our licensed technology and to general technology market conditions. Stellent and other competitors have substantially greater resources, financial and otherwise, than we do. Our licenses expired September 30, 2002. As a result of the above factors, during 2002, we discontinued operations of our technology segment and all assets related to our technology segment were written off.

Losses from these discontinued operations for the years ended December 31, 2002 and December 31, 2001 were approximately $82,000 and $1,343,000, respectively. The 2001 amount is net of a $357,000 gain recorded on the disposal of the technology segment.

Loss of REIT Income Tax Status and Current Tax Status

Through December 31, 1999, the Company historically operated as a REIT and we maintained our qualification as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”). As a REIT, the Company generally was not subject to federal income tax. To qualify as a REIT under the Code for a taxable year, a company must meet certain requirements relating to its assets, income, stock ownership and distributions to shareholders.

For the year ended December 31, 2000, the Company did not qualify as a REIT under the Code due to our technology operations. Due to the Company’s failure to qualify as a REIT, the Company is now subject to federal income tax on all of its taxable income at regular corporate rates and will not receive a deduction for dividends paid to its shareholders. Additionally, any distributions to shareholders generally will be taxable to the shareholders as ordinary income to the extent of current and accumulated earnings and profits. Thus, the Company’s income is subject to double taxation, which is assessed at the corporate level and the shareholder level to the extent income is distributed to shareholders. For the years ended December 31, 2002 and 2001, the Company was in a taxable loss position, net of the gain on disposal of our technology segment. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements for the years ended December 31, 2002 and 2001. For the year ended December 31, 2001, a provision for federal and state income taxes totaling $40,000 was made as a result of, and is offset against, the gain on disposal of our technology segment.

Failure to qualify as a REIT for the year ended December 31, 2000 disqualifies the Company from taxation as a REIT for the four taxable years thereafter and could result in the Company incurring indebtedness or liquidating investments should the Company not have sufficient funds to pay the resulting federal income tax liabilities. As a result, the funds available for distribution to the Company’s shareholders may be reduced for each of the years involved. In addition, dividend payments subject to the Code are no longer required.

Results of Operations

Revenues from Continuing Operations

Rental revenue decreased by approximately $235,000 or 21.0% for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decreased rental revenue was primarily a result of the Company’s disposition of the Cold Springs property coupled with decreased occupancy during the majority of 2002, offset in part by, an increase in rental rates per square foot on a straight-line basis for new tenants. Average occupancy for the year ended December 31, 2002 was 87.6% as compared to 94.2% during the year ended December 31, 2001.

Tenant recoveries decreased by approximately $220,000 or 31.8% for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decreased tenant recoveries were primarily a result of the Company’s disposition of the Cold Springs property coupled with decreased occupancy during the majority of 2002.

Interest income and other income decreased by $67,000 or 69.2% during these same periods primarily due to reduced interest income as a result of decreased invested cash balances and reduced interest rates.

Expenses from Continuing Operations

Total expenses from continuing operations increased from approximately $2,522,000 for the year ended December 31, 2001 to $4,042,000 for the year ended December 31, 2002, a net increase of $1,520,000 described below.

Property, operating and maintenance increased by approximately $5,000 or 2.3% for the year ended December 31, 2002 compared to the year ended December 31, 2001 primarily a result of additional costs associated with potential new tenancies offset, in part, by the disposition of Cold Springs on March 30, 2001.

Advertising and promotion increased by approximately $15,000 for the year ended December 31, 2002 compared to the year ended December 31, 2001 primarily as a result of our decreased occupancy.

Property taxes and insurance decreased by approximately $66,000 or 15.9% for the year ended December 31, 2002 compared to the year ended December 31, 2001 primarily a result of the disposition of Cold Springs on March 30, 2001.

Depreciation and amortization decreased from approximately $436,000 for the year ended December 31, 2001 to $250,000 for the comparable period in 2002, a decrease of $186,000 or 42.7%, primarily as a result of the disposition of Cold Springs and the write down of our real estate investments.

Interest expense decreased by approximately $263,000 or 36.9% for the year ended December 31, 2002 compared to the year ended December 31, 2001 primarily a result of the disposition of Cold Springs on March 30, 2001 coupled with a reduced interest rate on the mortgages associated with the Plymouth Properties.

General and administrative increased by approximately $13,000 or 2.0% for the year ended December 31, 2002 compared to the year ended December 31, 2001 primarily a result of increased costs associated with our exploration of alternatives for growth for the Company offset, in part, by a reduction in bad debts recognized in 2001.

Management fees decreased by approximately $21,000 or 24.1% for the year ended December 31, 2002 compared to the year ended December 31, 2001 directly as a result of decreased rental revenue and tenant recoveries.

The provision for loss on real estate of approximately $2,023,000 for the year ended December 31, 2002, was a result of the write down of our real estate investments. We will, from time to time, review our assets for impairments. The review in 2002 consisted of an independent appraisal using a combination of the following valuation methods, the cost approach to value, the sales comparison approach to value and the income capitalization approach, various management estimates and discussions with various unrelated parties concerning available alternatives for the Company.

Loss from operations

Loss from operations before loss allocated to minority interest increased from approximately $611,000 for the year ended December 31, 2001 to approximately $2,653,000 for the year ended December 31, 2002. Loss allocated to minority interest increased from approximately $132,000 for the year ended December 31, 2001 to approximately $168,000 for the year ended December 31, 2002. As a result of the above, loss from operations increased from approximately $479,000 for the year ended December 31, 2001 to approximately $2,484,000 for the year ended December 31, 2002. The primary component of the increased loss was the provision for loss on real estate investments of $2,023,000.

Loss on sale of investments in real estate

The loss on sale of investment in real estate of approximately $166,000 for the year ended December 31, 2001 was a result of the sale of the St. Cloud, Minnesota property. A portion of the loss from the sale of the St. Cloud, Minnesota property was accrued as of December 31, 2000.

Gain (loss) on sale of marketable securities

The gain on sale of marketable securities of approximately $56,000 for the year ended December 31, 2002, was a result of our sale of 40,000 shares of Stellent common stock at an average price of $31.34 per share. The loss on sale of marketable securities of approximately $667,000 for the year ended December 31, 2001, was a result of our sale of 120,000 shares of Stellent common stock at an average price of $24.38 per share. Our Stellent stock was acquired in connection with the disposition of our technology segment on July 10, 2001 and was valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001.

Provision for loss on marketable securities

The provision for loss on marketable securities of approximately $1,048,000 for the year ended December 31, 2002 was a result of the decline in market value of Stellent common stock. Given current market conditions, we view this decline in value per share of Stellent common stock as a permanent impairment. Accordingly, we have recorded a provision for loss on marketable securities.

Loss from continuing operations

Loss from continuing operations increased from approximately $1,312,000 for the year ended December 31, 2001 to approximately $3,476,000 for the year ended December 31, 2002. The most significant components of this increased loss were the provision for loss on real estate investments of $2,023,000 and the provision for loss on marketable securities of approximately $1,048,000 recognized during 2002 offset, in part, by losses from sales of marketable securities of $667,000 recognized during 2001.

Discontinued operations

Gain on disposal of technology segment, net of tax of approximately $357,000 for the year ended December 31, 2001 is a result of the sale of certain assets of the Company’s technology segment on July 10, 2001.

Discontinued operations, net of tax of approximately $82,000 and $1,700,000 for the years ended December 31, 2002 and 2001, respectively, were a result of the discontinued operations of our technology segment.

Net loss available to Common Shareholders

Based on the above, the net loss available to Common Shareholders increased from approximately $3,285,000 for the year ended December 31, 2001 to net loss available to Common Shareholders of approximately $4,188,000 for the year ended December 31, 2002. The most significant components of this increased loss were the provision for loss on real estate investments of $2,023,000 and the provision for loss on marketable securities of approximately $1,048,000 recognized during 2002 offset, in part, by net losses from discontinued operations of $1,343,000 and sales of marketable securities of $667,000 recognized during 2001.

Liquidity and Capital Resources

Short Term and Long Term Liquidity

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. For the years ended December 31, 2002 and December 31, 2001, our net cash (used in) provided by operating activities totaled ($341,000) and $571,000, respectively.

As of December 31, 2002, our unrestricted cash resources were $1,029,000 and our marketable securities available for sale were $177,000. Our marketable securities represented 40,000 shares of common stock of Stellent. The NASDAQ closing quote on March 21, 2003 was $4.06 per share of common stock of Stellent. We believe our cash resources and marketable securities are sufficient to sustain the Company’s liquidity needs for the next twelve months.

On March 4, 2003, we entered into a Contribution Agreement, hired two executives and appointed the two executives and two others as new Trustees. Our new management intends to implement a business strategy that will involve nationwide real estate acquisition, development and re-development. This strategy will be dependent on external sources of capital. Failure to obtain this capital will materially and adversely affect the strategy and will materially and adversely affect our operations, liquidity and financial results.

As a condition to the Contribution Agreement, the holders of our Class A Preferred Shares will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Class A Preferred Shares.

The consummation of the transactions contemplated by the Contribution Agreement is subject to various closing conditions, including shareholder approval and an absence of any material adverse changes prior to the closing of the transactions. As such, no assurance can be given that the transaction will be successfully consummated and if successfully consummated will be beneficial to our shareholders.

If the transactions contemplated by the Contribution Agreement are not successfully consummated, we recognize that the cash flow from our properties is not expected to fully fund our future liquidity requirements. In this case, we intend to pursue all available alternatives to preserve our cash to allow the Company to meet its ongoing obligations. Such alternatives include, among others, to pursue additional or alternate financing, to sell our properties or to discontinue meeting the ongoing dividend requirement of our Class A Preferred Shares. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.

Total mortgage loans and notes payable of approximately $4,231,000 mature on June 30, 2003. We are making arrangements to obtain an extension of the loan term for one year or more. However, there can be no guarantee that we will be successful in obtaining the extension or whether the extension will be at the same terms as the present loan. If the terms of the extension vary significantly from the present terms, or if we are unsuccessful in obtaining an extension, our operations, liquidity and financial results may be materially and adversely affected.

During 2002 and 2001, cash distributions declared with respect to the Class A Preferred Shares were $0.95 per annum per Class A Preferred Share. No cash distributions were declared during 2002 and 2001 with respect to the Common Shares.

Cash Flows

During the year ended December 31, 2002, we generated approximately $1,253,000 from sale of marketable securities, net of commissions. This cash flow was used primarily for (i) operating activities of approximately $341,000; (ii) additions to real estate properties of approximately $20,000; (iii) acquisition of furniture, fixtures and equipment of approximately $8,000; (iv) costs associated with new leases of approximately $31,000; (v) cash used in discontinued operations of approximately $646,000; (vi) payments on mortgage loans and notes payable of approximately $89,000; and (vii) distributions of approximately $630,000 to holders of Class A Preferred Shares. As a result, the Company’s cash balance decreased by approximately $512,000 from approximately $1,541,000 at December 31, 2001 to $1,029,000 at December 31, 2002.

Recent Accounting Pronouncements

In August 2001, the FASB issued Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 establishes a model for measurement and reporting the impairment of assets to be disposed of by sale and addresses accounting for a segment of a business accounted for as a discontinued operation. FAS 144 is effective for fiscal years beginning after December 15, 2001. We have accounted for the write down of real estate and discontinued operations of our technology segment in accordance with FAS 144.

In December 2002, the FASB issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), an Amendment of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 148 amends FAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. FAS 148 is effective for fiscal years ending after December 15, 2002. We have not changed to the fair value based method of accounting for stock-based employee compensation, however, we have complied with the amended disclosure provisions in accordance with FAS 148.

Inflation

Inflation has not generally had a significant impact during the periods presented because of the relatively low inflation rates in the markets in which our properties operate. Most of our tenants in the commercial properties are contractually obligated to pay their share of operating expenses thereby reducing exposure to increases in such costs resulting from inflation.

Item 7. Financial Statements

The required audited consolidated financial statements of the Company are included herein commencing on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 2, 2001, we appointed Boulay, Heutmaker, Zibell & Co. P.L.L.P. as independent auditors for the Company.

PART III

Item 9. Trustees, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Board of Trustees, Executive Officers, Significant Employees and Family Relationships

The names, ages and positions of our Trustees, executive officers and key employees are as follows:

Name	Age	Position	Expiration of Term

Duane H. Lund	39	Chief Executive Officer, Secretary and Treasurer and Trustee	2003
James C. Mastandrea	59	President and Trustee	2006
John J. Dee	52	Senior Vice President and Trustee	2005
Daryl J. Carter	47	Nominee for Election as Trustee at the 2003 Annual Meeting	2006
Kim A. Culp	51	Trustee	2003
Daniel G. DeVos	45	Trustee	2006
Steven B. Hoyt	51	Trustee	2003
Paul T. Lambert	50	Trustee	2004
Michael T. Oliver	60	Trustee	2005
Edward Padilla	47	Trustee	2003

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

James C. Mastandrea was appointed as President and Chairman of the Board of Trustees on March 4, 2003. In May 1998, Mr. Mastandrea returned as Chairman and Chief Executive Officer to MDC Realty Corporation, Chicago, Illinois, which he founded in 1978 and had used for the development of over $500 million of real estate projects until 1993. From July 1993 to December 1993, Mr. Mastandrea was President of First Union Real Estate Investments, a publicly traded real estate investment trust headquartered in Cleveland, Ohio. From January 1994 until his departure in May 1998, he was Chairman of the Board of Trustees and Chief Executive Officer of First Union Real Estate Investments. During his tenure at First Union, Mr. Mastandrea and his management team substantially grew the assets of the Trust from $495 million at the beginning of 1994 to $934 million at the end of 1997, along with commensurate growth in net operating income and funds from operations. In 1999, Mr. Mastandrea formed Eagle’s Wings Aviation Corporation, where he served as Chief Executive Officer, to purchase a troubled aviation services business. At the time of the purchase, the business was in default on its debt obligations. Following the September 11, 2001 terrorist attacks, the business was further adversely affected. In March 2002, Eagle’s Wings Aviation Corporation filed for protection under Chapter 11 of the federal bankruptcy laws. Mr. Mastandrea has been the general partner of Hampton since its formation in 1983. Mr. Mastandrea is a Director of Cleveland State University Foundation Board and Chairman of the Nominating Committee, and a Director and a member of the Real Estate Committee of University Circle Inc., Cleveland, Ohio.

John J. Dee was appointed as Senior Vice President of Stonehaven, and elected as a Trustee on March 4, 2003. Prior to Mr. Dee’s joining Stonehaven, from 2002 to 2003, he was Senior Vice President and Chief Financial Officer of MDC Realty Corporation, Cleveland, Ohio, an affiliate of MDC Realty Corporation, Chicago, Illinois. From 2000 to 2002, Mr. Dee was Director of Finance and Administration for Frantz Ward, LLP, Cleveland, Ohio, a Cleveland-based law firm with approximately 100 employees. From 1978 to 2000, Mr. Dee held various management positions with First Union Real Estates Investments. Mr. Dee is licensed as a CPA in the State of Ohio.

Daryl J. Carter is a nominee for election as a Trustee at the 2003 Annual Meeting. Mr. Carter is Co-Chairman and Chief Investment Officer of Capri Capital, Irvine, California, a diversified real estate financial services firm that he co-founded in 1992. Capri Capital has $6.5 billion in assets under management, including investments in commercial mortgages, mezzanine capital, and equity investments in Fannie Mae, Freddie Mac and HUD/FHA programs, along with equity and mezzanine capital investments on behalf of various public, private and labor funds. Mr. Carter also serves as a Director of Catellus Development Corporation, Los Angeles, California, a publicly held real estate development company, and is Chairman of the Audit Committee. Mr. Carter is a member of the Pension Real Estate Association (PREA), a Trustee of the Urban Land Institute (ULI), and a Board Member of the National Multifamily Housing Association (NMHA).

Kim A. Culp has been a Trustee since May 15, 2002. Mr. Culp is Regional Chairman of Marshall & Ilsley Bank. Mr. Culp was original investor, Vice Chairman and President of Century Bank prior to its sale to Marshall & Ilsley Bank of Milwaukee. Previously, he was co-owner, President and Chief Executive Officer of The Shelard Group, a commercial real estate services company that provided leasing, brokerage and property management services, located in Minneapolis, Minnesota. Mr. Culp currently has office, multi-family and industrial real estate holdings. Mr. Culp holds a B.A. from the University of St. Johns and currently serves on the Board of Directors of Ryan Companies and Marshall & Ilsley Minnesota.

Daniel G. DeVos was appointed as a Trustee on March 4, 2003. Mr. DeVos is Chairman of the Board and CEO of DP Fox Ventures, LLC, a diversified management enterprise with investments in real estate, transportation, entertainment and sports teams. In addition, Mr. DeVos is the owner of the Grand Rapids Rampage (AFL), Grand Rapids Griffins (AFL), and has ownership interests in the Orlando Magic (NBA), Orlando, Florida. Mr. DeVos is a Director of: Alticor, Inc., the parent of Amway Corporation, Grand Rapids, Michigan, and Chairman of the Audit Committee; Genmar Industries, a privately-held boat manufacturer in Minneapolis, Minnesota; and the Orlando Magic (NBA), Orlando, Florida. From 1994 to 1998, Mr. DeVos served as a Trustee of the Board of Trustees of First Union Real Estate Investment.

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

Michael T. Oliver was appointed as a Trustee of the Board of Trustees of Stonehaven on March 4, 2003. Mr. Oliver is the Director of Real Estate and Private Investments, of the Alaska State Pension Board of the Alaska State Pension Fund, Juneau, Alaska, a position he has held since August 2000. Prior to joining the Alaska State Pension Board, Mr. Oliver was a consultant from March 1998 to July 2000 to MPAC Capital Markets, Seattle, Washington, and a consultant to the Asian government concerning laws governing REITs. From April 1996 to March 1998, Mr. Oliver was Chairman of RERC Capital Markets, LLC, Chicago, Illinois.

Edward Padilla has been a Trustee since May 15, 2002. Mr. Padilla is President and Chief Executive Officer of NorthMarq (Northland/Marquette) Capital Group. Mr. Padilla joined NorthMarq in 1991, first as managing director of the Minneapolis Regional Office, then in 1996 as executive vice president, at which time his responsibilities included managing the St. Louis and Chicago offices, as well personal loan production in the Minneapolis office. Mr. Padilla holds a B.A. from the University of Minnesota and a J.D. Degree from William Mitchell College of Law. Mr. Padilla is also Minnesota Real Estate Broker.

Officers are elected by the Board of Trustees and serve at the discretion of the Board.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, Trustees and persons who own more that 10% of our Common Shares to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Trustees and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, Trustees and greater than 10% shareholders were complied with.

Item 10. Executive Compensation

The following table sets forth the compensation paid for the years ended December 31, 2002, 2001 and 2000.

				Securities
Name and Principal Position	Year	Salary (1)		Underlying Options

Duane H. Lund	2002	$150,000	(2)	50,000	(3)
Chief Executive Officer,	2001	417,000	(2)	—
Chief Financial Officer	2000	180,000	(2)	666,667	(4)
and Secretary

(1)	No bonuses or other compensation were paid for the years ended December 31, 2002, 2001 and 2000.

(2)	Amounts represent a base annual salary of $150,000 for the period from September 10, 2001 through December 31, 2002, $200,000 for the period from February 24, 2000 through September 9, 2001 and $80,000 for the period from January 1, 2000 through February 23, 2000. The 2001 amount includes $240,000 termination fee accrued as of December 31, 2001 and paid in 2002 in connection with Mr. Lund’s termination as an employee of Stonehaven Technologies during 2001.

(3)	All options were granted in May 2002, bear an exercise price of $0.45 per Common Share and were exercisable on November 15, 2002. The options expire 90 days after Mr. Lund’s term as a Trustee ends.

(4)	All options were granted in February 2000, bore an exercise price of $6.375 per Common Share and were exercisable as to 333,333 shares on February 24, 2000, with options as to 41,667 shares exercisable quarterly, commencing on May 24, 2000. As of December 31, 2001, all of these options were expired.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding options for the purchase of Common Shares that were granted to our Chief Executive Officer during the year ended December 31, 2002.

Percentage of
Total Options
	Number of Securities	Granted to
	Underlying Options	Employees in	Exercise	Expiration
Name and Principal Position	Granted	Fiscal Year	Price	Date

Duane H. Lund
Chief Executive Officer and
Chief Financial Officer and
Secretary	50,000	100%	$0.45	(1)

(1)	All options were granted in May 2002, bear an exercise price of $0.45 per Common Share and were exercisable on November 15, 2002. The options expire 90 days after Mr. Lund’s term as a Trustee ends.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth certain information regarding options for the purchase of Common Shares that were held by our Chief Executive Officer as of December 31, 2002. No options for the purchase of Common Shares were exercised by such person during the fiscal year ended December 31, 2002.

Value of Unexercised
in-the-money
			# of Unexercised Securities	Options/SARs at Fiscal
	Common Shares		Underlying Options/SARs at	Year End ($)
	Acquired on	Value	Fiscal Year End Exercisable/	Exercisable/
Name and Principal Position	Exercise	Realized	Unexercisable	Unexercisable

Duane H. Lund Chief Executive Officer and Chief Financial Officer and Secretary	—	—	130,000/0	$0/$0 (1)

(1)	Calculations are based upon the closing bid price of $0.11 per share as of December 31, 2002.

Employment Agreements

As of December 31, 2002, the Company had no employment contracts in place. During 2002, Duane H. Lund served as the Company’s Chief Executive Officer without an employment contract at a salary of $150,000 per annum.

Effective as of March 4, 2003, the Compensation Committee approved three new employment agreements.

The employment agreement with Mr. Lund provides for an annual salary of $150,000 to be paid to Mr. Lund for his services as Chief Executive Officer through five days after the filing of the Company’s December 31, 2002 Form 10-KSB. At that date, Mr. Lund will relinquish his position as Chief Executive Officer and, in consideration for his resignation, receive 95,541 Class A Preferred Shares as a means to preserve cash. The number of shares issued is based on two times his annual salary with the price of the Class A Preferred Shares based on the average closing price for the 30 calendar days prior to March 1, 2003.

The employment agreement with James C. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003 and provides that Mr. Mastandrea will be appointed to Chief Executive Officer on April 7, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years after any termination as a result of termination by the Company without cause or termination by Mr. Mastandrea for good reason.

The employment agreement with John J. Dee provides for an annual salary of $60,000 effective as of March 4, 2003 and provides that Mr. Dee will be appointed to Chief Financial Officer on April 7, 2003. The initial term of Mr. Dee’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Dee’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Dee will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years after any termination as a result of termination by the Company without cause or termination by Mr. Dee for good reason.

Messrs. Mastandrea and Dee are each entitled to receive 348,039 shares of our Class A Preferred Shares pursuant to separate restricted share agreements. These restricted shares may not be transferred other than to affiliates prior to March 4, 2005, and may not be transferred thereafter unless they have vested. Each of Mr. Mastandrea and Mr. Dee intend to transfer their shares to an affiliate named Paragon Real Estate Development L.L.C., an Ohio limited liability company. At all times, the restricted shares will be entitled to vote and receive dividends, if any. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:

•	the date our gross assets exceed $50.0 million, or

•	174,019 restricted shares will vest on March 4, 2004; 87,010 shares will vest on March 4, 2005 and the remaining 87,010 shares will vest on March 4, 2006.

The vesting schedules will not change upon the death or disability of either or both of Mr. Mastandrea or Mr. Dee. Mr. Mastandrea’s restricted shares that have not yet vested will be forfeited if he terminates his employment agreement without good reason or if his employment is terminated for cause. The same provisions apply to Mr. Dee’s unvested shares. All the restricted shares will vest in full immediately if there is a shift in ownership as long as the respective employment agreements are in effect. A “shift in ownership” means when any person

•	causes, in the case of Mr. Mastandrea’s restricted shares, that he not to be appointed as our Chief Executive Officer, or in the case of Mr. Dee’s restricted shares, that he not be appointed as our Chief Financial Officer, or

•	in the case of Mr. Mastandrea’s restricted shares, if he is appointed as our Chief Executive Officer, causes him to be removed as our Chairman and Chief Executive Officer, and such change is not supported by him, or in the case of Mr. Dee’s restricted shares, if he is appointed as our Chief Financial Officer, causes him to be removed as our Chief Financial Officer, and such change is not supported by him.

If the Class A Preferred Share exchange offer is closed, the restricted Class A Preferred Shares will be converted into restricted Common Shares at the rate of 22.881 Common Shares for each Class A Preferred Share; provided that, Messrs. Mastandrea and Dee will have right to retain a number of Class A Preferred Shares that is equal to 51% of the Class A Preferred Shares outstanding after the closing of the exchange offer.

In addition, under the restricted share agreements, Mr. Mastandrea will have the right to appoint five trustees to our Board as long as Paragon Real Estate Development L.L.C. owns either

•	a majority of the Class A Preferred Shares, or

•	40% or more of the sum of the restricted shares issued to Messrs. Mastandrea and Dee and the common shares issued to them upon conversion of their restricted Class A Preferred Shares into restricted Common Shares upon completion of the exchange offer.

Even if these conditions are not met, this appointment right shall continue until March 4, 2013; provided that if Mr. Mastandrea remains as our Chairman or Chief Executive Officer on that date, the right to appoint five trustees will continue until the time Mr. Mastandrea is no longer our Chairman or Chief Executive Officer.

Under a separate additional contribution agreement, additional Common Shares will be issued to

Messrs. Mastandrea and Dee if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be approved by our Board. The Common Shares they receive under the additional contribution agreement will be restricted until Stonehaven achieves specified increases in net operating income and funds from operations for the additional contribution agreement; provided that the Common Shares will vest immediately upon any shift in ownership, as such term is described above in the discussion of the restricted share agreements.

Meetings of Trustees

The Trustees held eight meetings during the year ended December 31, 2002.

Compensation of Trustees

Through May 14, 2002, the Trustees received no cash or other compensation for serving on the Board of Trustees. Effective May 15, 2002, each Trustee is to receive a salary of $5,000 per annum, $200 per meeting for each meeting attended in person, $100 per meeting for each meeting attended vial teleconference and 50,000 options as to Common Shares which options are to vest six months after issuance and to expire 90 days after the term of the Trustee ends. Such options were issued effective May 15, 2002 at an exercise price of $0.45 per Common Share. During the year ended December 31, 2002, no cash amounts were paid to any Trustee and, as of December 31, 2002, the Company has accrued $20,000 for related amounts due.

Item 11. Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our voting shares as of March 4, 2003 by: (i) each person known by us to own more than 5% in interest of the outstanding voting shares: (ii) each of the Trustees; (iii) each of our executive officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the Trustees and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated. Information as to the beneficial ownership of Common Shares and Class A Preferred Shares by Trustees and executive officers has been furnished by the respective person. The table reflects that all the shares in the Contemplated Transactions which are issuable to Messrs. Mastandrea and Dee, all of which are subject to shareholder approval, have not yet been issued and are not expected to be issued in the next 60 days. The table also does not reflect the irrevocable proxy granted by Messrs. Lund, Hoyt and Lambert to Messrs. Mastandrea and Dee to vote our shares owned by Messrs. Lund, Hoyt and Lambert in favor of the Contribution Agreement and the Contemplated Transactions.

	Common Shares		Preferred Shares		Total Voting

Name	Number (1)	Percent (1)	Number (1)	Percent (1)	Percent (1)

Steven B. Hoyt (2) (3)	1,334,092	29.2%	113,367	17.1%	25.2%
Paul T. Lambert (2) (4)	1,459,558	32.0%	65,000	9.8%	24.6%
Duane H. Lund (2) (5)	1,238,399	26.6%	1,000	*	17.9%
American Real Estate Equities, LLC (6)	964,803	21.4%	0	0%	14.2%
Kim A. Culp (2) (7)	50,000	1.1%	0	0%	*
Edward Padilla (2) (8)	50,000	1.1%	0	0%	*
James C. Mastandrea (2)	0	0%	0	0%	0%
John J. Dee (2)	0	0%	0	0%	0%
Daryl J. Carter (2)	0	0%	0	0%	0%
Daniel G. DeVos (2)	0	0%	0	0%	0%
Michael T. Oliver (2)	0	0%	0	0%	0%
All Trustees and current executive officers as a group (10 named persons) (9)	2,202,443	45.4%	179,367	27.0%	39.5%

*	Indicates less than one percent.

(1)	Based on 4,517,524 Common Shares and 663,291 Class A Preferred Shares outstanding as of the March 4, 2003 and includes options exercisable but not in the money for each named person or entity holding such options. Excludes 181,629 Common Units which are convertible into 181,629 Common Shares subject to certain conditions.

(2)	The business address for each of the current Trustees and executive officers is 5620 Smetana Road, Suite 330, Minnetonka, Minnesota 55343.

(3)	Includes 113,367 Class A Preferred Shares (convertible into 390,889 Common Shares), options as to 50,000 Common Shares which are currently exercisable but not in the money, and 964,803 Common Shares held by American Real Estate Equities, LLC, of which Mr. Hoyt is a member. Excludes 177,750 Common Shares issuable upon conversion of 177,750 Common Units.

(4)	Includes 65,000 Class A Preferred Shares (convertible into 224,120 Common Shares), options as to 50,000 Common Shares which are currently exercisable but not in the money, 444,755 Common Shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager and 964,803 Common Shares held by American Real Estate Equities, LLC, of which Lambert Equities II, LLC is a member.

(5)	Includes 1,000 Class A Preferred Shares (convertible into 3,448 Common Shares), options as to 130,000 Common Shares which are currently exercisable but not in the money, 143,596 Common Shares held by WLPT Funding, LLC, of which Mr. Lund is the owner and sole manager and 964,803 Common Shares held by American Real Estate Equities, LLC, of which WLPT Funding, LLC is a member.

(6)	The business address for American Real Estate Equities, LLC is 300 First Avenue North, Suite 115, Minneapolis, MN 55401.

(7)	Includes options as to 50,000 Common Shares which are currently exercisable but not in the money.

(8)	Includes options as to 50,000 Common Shares which are currently exercisable but not in the money.

(9)	Includes 179,367 Class A Preferred Shares (convertible into 618,457 Common Shares), and options as to 330,000 Common Shares which are currently exercisable by the Trustees and executive officers but not in the money. Figures do not reflect an aggregate of 181,629 Common Units of the Operating Partnership.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
Equity Compensation	exercise of	exercise price of	(excluding
Plans Approved/ Not	outstanding	outstanding	securities
Approved by	options, warrants	options, warrants	reflected in column
Security Holders	and rights (a)	and rights (b)	(a)) (c)

Equity compensation plans approved by security holders	464,387	$1.87	1,590,000
Equity compensation plans not approved by security holders	—	—	—

Total	464,387	$1.87	1,590,000

Item 12. Certain Relationships and Related Transactions

Transactions with Officers

On July 10, 2001, we sold certain assets of Stonehaven Technologies to Stellent pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent. In connection with the July 2001 transaction, Stonehaven Technologies and Mary Henschel, former President of Stonehaven Technologies, entered into a Separation Agreement whereby Ms. Henschel was required to separate from her employment with Stonehaven Technologies. Further, Stonehaven Technologies’ employment agreement with Mr. Lund was terminated on September 9, 2001 and Mr. Lund was paid related termination costs of $240,000. Odeh Muhawesh continued to serve as Chief Knowledge Officer of Stonehaven Technologies under his employment contract through March 31, 2002, on which date his employment contract expired.

Plymouth Properties Mortgage Loan

One of our Trustees, is a Regional Chairman and Board member of Marshall & Ilsely Bank, of Milwaukee, which holds the mortgage on our Plymouth Properties. Our Trustee was an original investor, Vice Chairman and President of Century Bank, which was sold to Marshall & Ilsely Bank. Our mortgage on the Plymouth Properties originated with Century Bank and was transferred to Marshall & Ilsely Bank in the acquisition.

Rental Income

On January 7, 2003, one of our tenants, representing approximately 29.3% of rental revenues for the year ended December 31, 2002, vacated their noncontiguous space of 31,219 square feet and moved into contiguous space in a building owned by an affiliate of one of our Trustees. In connection with this move, the tenant has indicated that they intend to continue to pay rent in accordance with their lease through the expiration date of March 31, 2004.

Management Fees

The Company maintains a property management agreement with Hoyt Properties, Inc. (“Hoyt”), an entity controlled by a Trustee of the Company, to serve as property manager of the commercial properties owned by the Company. In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service. Management fees paid to Hoyt were approximately $66,000 and $87,000 for the years ended December 31, 2002 and December 31, 2001, respectively.

Transactions between Companies under Common Management

Stonehaven Technologies had a customer relationship in which Odeh Muhawesh, a former officer and Trustee, and certain other former members of Stonehaven Technologies’ management performed certain management responsibilities for the customer from approximately January 1 through June 30, 2000. We recognized no revenues from this customer for the years ended December 31, 2002 and December 31, 2001. As of December 31, 2001, we wrote off accounts receivable from the customer of approximately $114,000 and amounts due to the customer of $30,000.

Rental Expense

During the years ended December 31, 2002 and December 31, 2001, the Company recognized rental expense of approximately $30,000 and $10,000, respectively, related to office space leased from Hoyt.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number	Exhibit Description

2.1	Amended and Restated Contribution Agreement between the Company, the Operating Partnership, AREE and other limited partnership Unit recipients dated as of August 31, 1998 (filed as Exhibit A with the Company’s Schedule 14A on November 6, 1998 and incorporated herein by reference)
2.2	Agreement and Plan of Reorganization dated as of February 25, 2000, by and among the Company, NTLI Acquisition Corporation, a Delaware corporation, NETLink International, Inc., a Minnesota corporation and Odeh A. Muhawesh, Mary Henschel, Alan Schmidt, Ahmad Yassine, Patrick Archbold, Ann Wessels, Art Carruth, Patricia Hewitt, Thomas Walker and Sherry Ajax (filed as Exhibit 2.2 with the Company’s Form 8-K on March 17, 2000 and incorporated herein by reference)
2.3	Contribution Agreement between Wellington Partners, L.P., the Company and Plymouth Partners II, LLC and other LP Unit Recipients dated as of February 29, 2000 (filed as Exhibit 2.3 with the Company’s Form 8-K on March 17, 2000 and incorporated herein by reference)
2.4	Asset Contribution Agreement by and among Hampton Court Associates, L.P., Paragon Real Estate, L.P., and Stonehaven Realty Trust (filed as Exhibit 2.1 with the Company’s Form 8-K on March 5, 2003 and incorporated herein by reference)
2.5	Voting and Stock Restriction Agreement by and among Stonehaven Realty Trust, Steven B. Hoyt, Duane H. Lund, Paul T. Lambert, John J. Dee, James C. Mastandrea, and Paragon Real Estate Development, LLC (filed as Exhibit 2.2 with the Company’s Form 8-K on March 5, 2003 and incorporated herein by reference)
2.6	Employment Agreement of James C. Mastandrea. (filed as Exhibit 2.3 with the Company’s Form 8-K on March 5, 2003 and incorporated herein by reference)
2.7	Employment Agreement of John J. Dee (filed as Exhibit 2.4 with the Company’s Form 8-K on March 5, 2003 and incorporated herein by reference)
2.8	Restricted Share Agreement of James C. Mastandrea (filed as Exhibit 2.5 with the Company’s Form 8-K on March 5, 2003 and incorporated herein by reference)
2.9	Restricted Share Agreement of John J. Dee (filed as Exhibit 2.6 with the Company’s Form 8-K on March 5, 2003 and incorporated herein by reference)
2.10	Additional Contribution Agreement (filed as Exhibit 2.7 with the Company’s Form 8-K on March 5, 2003 and incorporated herein by reference)
2.11	Modification Agreement (filed as Exhibit 2.8 with the Company’s Form 8-K on March 5, 2003 and incorporated herein by reference)
2.12	Amendment No. 1 to the Agreement of Limited Partnership of Wellington Properties Investments, L.P. (filed as Exhibit 2.9 with the Company’s Form 8-K on March 5, 2003 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

2.13	Form of Agreement of Limited Partnership of Paragon Real Estate, L.P. (filed as Exhibit 2.10 with the Company’s Form 8-K on March 5, 2003 and incorporated herein by reference)
3.1	Declaration of Trust (filed with the Company’s Registration Statement on Form SB-2 (Commission File No. 33-82888C) and incorporated herein by reference)
3.2	Bylaws of the Company (filed with the Company’s Registration Statement on Form SB-2 (Commission file No. 33-82888C) and incorporated herein by reference)
3.3	Articles of Amendment and Restatement of the Declaration of Trust (filed as Exhibit E with the Company’s Schedule 14A on November 6, 1998 and incorporated herein by reference)
10.1	Agreement of Limited Partnership of the Operating Partnership dated as of August 31, 1998 (filed as Exhibit C with the Company’s Schedule 14A on November 6, 1998 and incorporated herein by reference)
10.3	Master Registration Rights Agreement dated as of August 31, 1998 (filed as Exhibit E of Exhibit C with the Company’s Schedule 14A on November 6, 1998 and incorporated herein by reference)
10.6	Common Stock Purchase Warrant by the Company to Credit Suisse First Boston Mortgage Capital LLC, dated March 5, 1998 (filed with the Company’s Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)
10.7	Registration Rights Agreement by and between the Company and Credit Suisse First Boston Mortgage Capital, LLC dated March 5, 1998 (filed with the Company’s Current Report on Form 8-K on August 31, 1998 and incorporated herein by reference)
99.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

During the fourth quarter ended December 31, 2002 and through March 27, 2003, the Company filed one current report on Form 8-K as follows:

Item 5 in connection with the Company’s entering into the Contribution Agreement and the related Contemplated Transactions filed March 5, 2003.

Item 14. Controls and Procedures

Within 90 days prior to March 17, 2003, Duane Lund, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of a date (the “Evaluation Date”). Based upon this evaluation, Mr. Lund concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

SIGNATURES

By:	/s/ Duane H. Lund
	Duane H. Lund, Secretary	Dated:	March 27, 2003

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Duane H. Lund, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEHAVEN REALTY TRUST

Signature	Title	Date

/s/ Duane H. Lund Duane H. Lund	Trustee and Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ Kim A. Culp Kim A. Culp	Trustee	March 27, 2003

John J. Dee	Trustee and Senior Vice President

Daniel G. DeVos	Trustee

/s/ Steven B. Hoyt Steven B. Hoyt	Trustee	March 27, 2003

/s/ Paul T. Lambert Paul T. Lambert	Trustee	March 27, 2003

James C. Mastandrea	Trustee and President

Michael T. Oliver	Trustee

/s/ Edward Padilla Edward Padilla	Trustee	March 27, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Duane H. Lund, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Stonehaven Realty Trust (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers* and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers* and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of trustees (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officers* and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003

By: /s/ Duane H. Lund Duane H Lund Chief Executive Officer and Chief Financial Officer

*	Mr. Lund is the only certifying officer of the Registrant

STONEHAVEN REALTY TRUST AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders of
Stonehaven Realty Trust and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Stonehaven Realty Trust and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ending December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stonehaven Realty Trust and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ending December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Minneapolis, Minnesota
March 17, 2003

Stonehaven Realty Trust and Subsidiaries
Consolidated Balance Sheet
December 31, 2002

ASSETS Investments in real estate:
Land	$1,790,434
Buildings and improvements	7,224,758
Furniture, fixtures and equipment	78,172

9,093,364
Accumulated depreciation and amortization	(802,928)

Net investments in real estate	8,290,436
Cash and cash equivalents	1,029,265
Marketable securities, net	177,200
Restricted cash	276,926
Other assets, net	150,547

TOTAL ASSETS	$9,924,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans and notes payable	$6,448,474
Accounts payable and accrued expenses	409,738
Security deposits	45,000

Total liabilities	6,903,212

Minority interest in consolidated subsidiary	—
COMMITMENTS AND CONTINGENCIES:
Shareholders’ equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 663,291 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	6,633
Common Shares — $0.01 par value, 100,000,000 authorized; 4,517,524 shares issued and outstanding	45,176
Additional paid-in capital	25,595,216
Accumulated other comprehensive income, net unrealized gain on marketable securities	27,200
Accumulated deficit	(22,613,294)
Treasury stock, at cost	(39,769)

Total shareholders’ equity	3,021,162

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,924,374

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31,

	2002	2001

Revenues
Rental revenue	$887,006	$1,122,127
Tenant recoveries	472,494	692,308
Interest and other	29,678	96,489

Total revenues	1,389,178	1,910,924

Expenses Property, operating and maintenance	213,932	209,045
Advertising and promotion	15,597	683
Property taxes and insurance	351,397	417,686
Depreciation and amortization	249,712	435,534
Interest	449,411	712,375
General and administrative	672,732	659,719
Management fees	65,967	86,905
Provision for loss on real estate investments	2,023,000	—

Total expenses	4,041,748	2,521,947

Loss from operations before loss allocated to minority interest	(2,652,570)	(611,023)
Loss allocated to minority interest	168,388	132,080

Loss from operations	(2,484,182)	(478,943)
Loss on sale of investments in real estate	—	(165,835)
Gain (loss) on sale of marketable securities	55,889	(667,117)
Provision for loss on marketable securities	(1,047,600)	—

Loss from continuing operations	(3,475,893)	(1,311,895)
Discontinued operations:
Gain on disposal of technology segment, net of tax	—	357,263
Discontinued operations, net of tax	(82,164)	(1,700,349)

Net Loss	(3,558,057)	(2,654,981)
Preferred Share Dividends	(630,126)	(630,141)

Net loss available to Common Shareholders	$(4,188,183)	$(3,285,122)

Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.93)	$(0.73)

Weighted average number of Common Shares outstanding	4,517,524	4,517,524

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations — continued

	For the year ended December 31,

	2002	2001

Comprehensive loss:
Net Loss	$(3,558,057)	$(2,654,981)
Other comprehensive loss:
Unrealized income (loss) on marketable securities	57,600	(30,400)

Comprehensive loss	$(3,500,457)	$(2,685,381)

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the year ended December 31, 2002 and 2001

				Accumulated
				other comp-
				rehensive income:
	Class A		Additional	net unrealized		Cost of
	Preferred		Paid-in	loss on marketable	Accumulated	Shares held
	Shares	Common Shares	Capital	securities	Deficit	in Treasury	Total

Balance at December 31, 2000	$6,633	$45,176	$25,595,216	$—	$(15,132,836)	$(39,769)	$10,474,420
Cash dividends declared	—	—	—	—	(630,141)	—	(630,141)
Unrealized income (loss) on marketable securities	—	—	—	(30,400)	—	—	(30,400)
Adjustment to minority interest resulting from operations of the operating partnership by the Company	—	—	—	—	(74,565)	—	(74,565)
Net loss	—	—	—	—	(2,654,981)	—	(2,654,981)

Balance at December 31, 2001	$6,633	$45,176	$25,595,216	$(30,400)	$(18,492,523)	$(39,769)	$7,084,333

Cash dividends declared	—	—	—	—	(630,126)	—	(630,126)
Unrealized income (loss) on marketable securities	—	—	—	57,600	—	—	57,600
Return of capital associated with legal settlement	—	—	—	—	226,990	—	226,990
Adjustment to minority interest resulting from operations of the operating partnership by the Company	—	—	—	—	(159,578)	—	(159,578)
Net loss	—	—	—	—	(3,558,057)	—	(3,558,057)

Balance at December 31, 2002	$6,633	$45,176	$25,595,216	$27,200	$(22,613,294)	$(39,769)	$3,021,162

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,

	2002	2001

Cash flows from operating activities: Net loss	$(3,558,057)	$(2,654,981)
Adjustments to reconcile net loss to net cash used in continuing operations:
Gain on disposal of technology segment, net of tax	—	(357,263)
Discontinued operations, net of tax	82,164	1,700,349
Depreciation and amortization	249,712	435,534
Loss allocated to minority interest	(168,388)	(132,080)
Loss on sale of investment of real estate	—	165,835
Provision for loss on real estate investments	2,023,000	—
(Gain) loss on sale of marketable securities	(55,889)	667,117
Provision for loss on marketable securities	1,047,600	—
Net change in assets and liabilities:
Restricted cash	(47,623)	773,437
Other assets, net	22,564	(24,618)
Accounts payable and accrued expenses	54,063	5,804
Deferred revenue and security deposits	10,000	(8,000)

Net cash (used in) provided by continuing operations	(340,854)	571,134

Cash flows from investing activities:
Additions to real estate properties	(19,711)	(43,305)
Additions to furniture, fixtures and equipment	(8,250)	—
Cash proceeds (costs) associated with disposition of real estate property	—	593,579
Cash proceeds from sale of marketable securities	1,253,491	2,925,683
Additions to leasing costs	(31,184)	—

Net cash provided by investing activities	1,194,346	3,475,957

Cash flows from financing activities: Payments on mortgage loans and notes payable	(89,317)	(104,526)
Dividends/distributions paid	(630,126)	(1,339,279)

Net cash used in financing activities	(719,443)	(1,443,805)

Net cash used in discontinued operations	(645,550)	(2,698,436)

Net increase (decrease) in cash and cash equivalents	(511,501)	(95,150)
Cash and cash equivalents
Beginning of period	1,540,766	1,635,916

End of period	$1,029,265	$1,540,766

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Organization

Stonehaven Realty Trust (the “Company”) is a real estate company, which acquires, owns and operates commercial real estate. As of December 31, 2002, we owned four commercial industrial properties that aggregate approximately 129,000 rentable square feet. We own our real estate investments through our operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which we are the sole general partner and own an approximate 92.9% interest.

Prior to July 10, 2001, the Company provided information technology consulting and document management solutions through its technology segment at which point, Stonehaven Technologies, Inc. (formerly, RESoft, Inc.) (“Stonehaven Technologies”), a Delaware company and a wholly-owned subsidiary of Stonehaven Realty Trust, sold certain of its assets to Stellent, Inc. (Formerly, IntraNet Solutions, Inc.) (“Stellent”), a Minnesota company (NASDAQ: STEL). During 2002, we discontinued operations of our technology segment, and all assets related to the technology segment were written off.

As more fully discussed in Note 15, on March 4, 2003, we entered into an Asset Contribution Agreement (“Contribution Agreement”) and related agreements which provide for, among other factors, the contribution of apartment buildings to a newly-established UPREIT of the Company (collectively, the “Contemplated Transactions”). Further, the Operating Partnership Agreement was amended whereby we granted two of the limited partners an exclusive option to purchase all of the Units held by the Company in our current Operating Partnership.

Note 2—Basis of Presentation

Minority interest at December 31, 2002 represents approximately a 7.1% aggregate partnership interest held by the limited partners of the Operating Partnership. Common units of the Operating Partnership (“Common Units”) represent our interest and those of all limited partners in the Operating Partnership and are exchangeable one-for-one into our common shares of beneficial interest, $0.01 par value (“Common Shares”), subject to certain conditions. Common Units are substantially similar economically to our Common Shares.

We report our investments using the consolidated method of accounting as we own the majority of the outstanding voting interests and can control operations for both the Operating Partnership and Stonehaven Technologies. In the consolidation method, the accounts of these entities are combined with our accounts. All significant intercompany transactions are eliminated in consolidation.

Note 3—Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, we are required to make estimates and assumptions in the preparation of the Company’s consolidated financial statements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2002, and the reported amounts of revenues and expenses for the years ended December 31, 2002 and 2001. Actual results could differ from those estimates. Significant estimates include, among other items, the valuation of investments in real estate, marketable securities and deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Investments in Real Estate

Our investments in real estate assets are reported at the lower of cost or estimated net realizable value.

We periodically review our properties for impairment and provide for a provision if impairments are determined. First, to determine if impairment may exist, we review our properties and identify those, if any, which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, we estimate the fair value of those properties on an individual basis by capitalizing the expected net operating income, among various other factors. Such amounts are then compared to the property’s depreciated cost to determine whether an impairment exists.

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” impairment of investments in real estate exists when the carrying amount of the investments exceeds its fair value and is non-recoverable. Fair value of these assets is the amount an asset could be bought or sold in a current transaction between willing parties.

During the year ended December 31, 2002, a write-down of $2,023,000 was recorded, of which $673,000 was in the fourth quarter of the year, to adjust the carrying value of our properties to estimated fair value. The write-down was a result of independent appraisals using a combination of the following valuation methods, the cost approach to value, the sales comparison approach to value and the income capitalization approach, various management estimates and our discussions with various unrelated parties concerning available alternatives for the Company, including, among others, to sell our current real estate properties coupled with notice received from a tenant during the fourth quarter of 2002 identifying their intention to vacate their space of 31,219 square feet representing approximately 24.2% of our total rentable square feet.

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years

Building and improvements	40
Furniture, fixtures and equipment	3-5

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

We maintain our cash and cash equivalents in bank accounts which may exceed amounts insured by Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. As of December 31, 2002, cash in money market funds totaled $702,000.

Accounts Receivable

Accounts receivable is reported net of allowance for doubtful accounts. As of December 31, 2002, we had no accounts receivable balance and no related allowance balance.

Other Assets

As of December 31, 2002, other assets include deferred financing costs incurred to obtain and secure mortgage debt financing and deferred leasing costs incurred in connection with commercial tenant leases. Other assets are carried at cost, less accumulated amortization. The deferred financing costs are being amortized over the life of the respective loans on a straight-line basis. Accumulated amortization related to deferred financing costs as of December 31, 2002 was approximately $27,000. The leasing costs are being amortized over the life of the respective leases on a straight-line basis. Accumulated amortization related to deferred leasing costs as of December 31, 2002 was approximately $4,000.

As a result of the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our royalties and licensing agreements was significantly impaired primarily due to the fact that Stellent became an active competitor to our technology. As a result, we recorded the unamortized costs of these assets as of July 10, 2001 of approximately $1,620,000 ($2,482,000 net of accumulated amortization of approximately $862,000) as an offset to the gain on disposal of our technology segment.

Further, as a result of the sale on July 10, 2001, goodwill incurred in connection with the acquisition of Stonehaven Technologies was recorded as an offset to gain on disposal of our technology segment.

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

Stock Based Compensation

At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 7. During 2002, the Company issued options as to 250,000 Common Shares under this plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, to stock based employee compensation.

2002

Net loss available to Common Shareholders	$(4,188,183)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	44,000

Pro forma net loss available to Common Shareholders	$(4,232,183)

Net loss available to Common Shareholders per Common Share:
Basic and Diluted – as reported	$(0.93)

Basic and Diluted – pro forma	$(0.94)

As no options were granted during the year ended December 31, 2001, no pro forma information for the period is included above.

Income Taxes

Through December 31, 1999, the Company historically operated as a REIT and we maintained our qualification as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”). As a REIT, the Company generally was not subject to federal income tax. To qualify as a REIT under the Code for a taxable year, a company must meet certain requirements relating to its assets, income, stock ownership and distributions to shareholders.

For the year ended December 31, 2000, the Company did not qualify as a REIT under the Code due to our technology operations. Due to the Company’s failure to qualify as a REIT, the Company is now subject to federal income tax on all of its taxable income at regular corporate rates and will not receive a deduction for dividends paid to its shareholders. Additionally, any distributions to shareholders generally will be taxable to the shareholders as ordinary income to the extent of current and accumulated earnings and profits. Thus, the Company’s income is subject to double taxation, which is assessed at the corporate level and the shareholder level to the extent income is distributed to shareholders. For the years ended December 31, 2002 and 2001, the Company was in a taxable loss position, net of the gain on disposal of our technology segment. Accordingly, no provision was made for federal income taxes in the accompanying consolidated financial statements for the years ended December 31, 2002 and 2001. For the year ended December 31, 2001, a provision for federal and state income taxes totaling $40,000 was made as a result of, and is offset against, the gain on disposal of our technology segment.

Failure to qualify as a REIT for the year ended December 31, 2000 disqualifies the Company from taxation as a REIT for the four taxable years thereafter and could result in the Company incurring indebtedness or liquidating investments should the Company not have sufficient funds to pay the resulting federal income tax liabilities. As a result, the funds available for distribution to the Company’s shareholders may be reduced for each of the years involved. In addition, dividend payments subject to the Code are no longer required.

Because the Company is no longer a REIT for federal income tax purposes, we now account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We are also subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, marketable securities and mortgage loans and notes payable. It is not currently practicable to estimate the fair value of mortgage loans and notes payable because those agreements contain unique terms, conditions, covenants and restrictions, which were negotiated at arm’s length with our lenders. There is no readily determinable similar instrument on which to base an estimate of fair value for those financial instruments. For all other financial instruments, the fair values of the financial instruments were not materially different from their carrying or contract values.

Segment Disclosure

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This Statement requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. We view our Company as a single segment, which acquires, owns and operates commercial real estate. As of September 30, 2002, we discontinued operations of our technology segment.

Reclassification

Certain amounts in our December 31, 2001 financial statements have been reclassified to conform to the December 31, 2002 presentation. These reclassifications were the result of our discontinued operations and had no effect on net loss or shareholders’ equity as previously reported.

Recent Accounting Pronouncements

In August 2001, the FASB issued Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 establishes a model for measurement and reporting the impairment of assets to be disposed of by sale and addresses accounting for a segment of a business accounted for as a discontinued operation. FAS 144 is effective for fiscal years beginning after December 15, 2001. We have accounted for the write down of real estate and discontinued operations of our technology segment in accordance with FAS 144.

In December 2002, the FASB issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), an Amendment of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 148 amends FAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. FAS 148 is effective for fiscal years ending after December 15, 2002. We have not changed to the fair value based method of accounting for stock-based employee compensation, however, we have complied with the amended disclosure provisions in accordance with FAS 148.

Note 4—Marketable Securities

Our investments in marketable securities are available-for-sale and, as of December 31, 2002, represent 40,000 shares of common stock of Stellent (“Stellent Shares”). Such shares were acquired in connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001 and were recorded at $29.94 per share based on the NASDAQ closing quote per share of common stock of Stellent on July 9, 2001. The shares were unregistered when acquired and Stellent subsequently registered the shares with the Securities and Exchange Commission effective September 7, 2001.

As of December 31, 2002, the fair market value of these marketable securities aggregated approximately $177,000 (based upon the NASDAQ closing quote per share of common stock of Stellent of $4.43 on December 31, 2002). Given current market conditions during 2002, we viewed the decline in value per share of Stellent common stock at September 30, 2002 as a permanent impairment. Accordingly, we recorded a realized loss on marketable securities in the amount of $1,047,600 during the quarter ended September 30, 2002.

As of December 31, 2001, we recorded an unrealized loss of $30,400 (based upon the NASDAQ closing quote per share of common stock of Stellent of $29.56 on December 31, 2001). As of December 31, 2002, given the aggregate fair market value of these marketable securities of $177,000 and the realized loss recorded at September 30, 2002 of $1,047,600 (based upon the NASDAQ closing quote per share of common stock of Stellent of $3.75 on September, 30, 2002), we have recorded in shareholders’ equity an unrealized gain of $27,200.

During January 2002, the Company sold 40,000 Stellent Shares at an average price of $31.34 per share and recognized a gain on the sale of these shares totaling approximately $56,000. During the year ended December 31, 2001, the Company sold 120,000 Stellent Shares at an average price of $24.38 per share and recognized a loss of the sale of these shares totaling approximately $667,000. The Company recognizes gain or loss on the sale of marketable securities based upon the first-in first-out method.

The NASDAQ closing quote on March 21, 2003 was $4.06 per share of common stock of Stellent.

Note 5—Acquisitions, Dispositions and Discontinued Operations

Disposition of Certain Assets of Stonehaven Technologies and Discontinued Operations

On July 10, 2001, we sold all of our interest in SmartCabinet software code (software technology replicating and mapping a company’s business logic in web base format) and related assets including its REDocs initiatives, to Stellent pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent. In exchange, Stonehaven Technologies received 200,000 unregistered shares of Stellent common stock with a market value aggregating approximately $5,988,000 (valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001). Stellent subsequently registered the Stellent Shares with the Securities and Exchange Commission effective September 7, 2001. As a result of this sale, a gain on disposal of technology segment, net of tax, was recorded as of December 31, 2001 in the amount of approximately $357,000, net of the unamortized costs of certain royalties, licensing agreements, goodwill and federal and state income taxes.

In connection with the transaction, Ms. Henschel former President of Stonehaven Technologies, as well as most of Stonehaven Technologies’ other employees were no longer employed by Stonehaven Technologies. Further, Duane H. Lund terminated his employment with Stonehaven Technologies as of September 9, 2001 and received related termination costs of $240,000, which costs were accrued in 2001 and paid in 2002. Odeh Muhawesh continued to serve as Chief Knowledge Officer of Stonehaven Technologies under his employment contract through March 31, 2002, on which date his employment contract expired.

In July 2001, we also terminated our Exclusive Agency and Representation Agreement with Venture One Real Estate, LLC and agreed to pay a $262,500 termination fee. Further in connection with the July 2001 transaction, the warrants associated with certain intangible assets were cancelled.

We had acquired Stonehaven Technologies in 2000 through an exchange of the outstanding stock of Stonehaven Technologies for the Company’s Common Shares at $4.75 per share, or an aggregate value of approximately $4.0 million.

Since the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our licensing agreements and other related assets has been significantly impaired primarily due to the fact that Stellent became an active competitor to our licensed technology and to general technology market conditions. Stellent and other competitors have substantially greater resources, financial and otherwise, than we do. Our licenses expired September 30, 2002. As a result of the above factors, during 2002, we discontinued operations of our technology segment and all assets related to our technology segment were written off.

Revenues from these discontinued operations for the years ended December 31, 2002 and December 31, 2001 were zero and approximately $1,913,000, respectively. Losses from these discontinued operations for the years ended December 31, 2002 and December 31, 2001 were approximately $82,000 and $1,343,000, respectively. The 2001 amount is net of a $357,000 gain recorded on the disposal of the technology segment.

Disposition of Investments in Real Estate

On March 31, 2001, we sold the St. Cloud, Minnesota real property (“Cold Springs Property”) to an unrelated third party. In exchange for the real property, we received approximately $8.3 million in cash. In addition, we retired the related mortgage indebtedness of approximately $7.3 million. As of December 31, 2001, we recorded a loss on the sale of the investment in the real estate of approximately $166,000 in addition to an expected loss on the sale of the investment in real estate of approximately $4.3 million recorded as of December 31, 2000.

Pro Forma Consolidated Financial Information (Unaudited)

The following pro forma condensed consolidated financial information presented below is as if the dispositions of the Cold Springs Property and certain assets of Stonehaven Technologies had occurred on January 1, 2001. The pro forma financial information is not necessarily indicative of the results, which actually would have occurred if the acquisitions or dispositions had been consummated on January 1, 2001, nor does the pro forma information purport to represent the results of operations for future periods.

For the year ended
December 31, 2001

Pro forma total revenue	$1,495,000
Pro forma loss	$1,419,000
Pro forma loss available to Common Shareholders	$2,049,000
Pro forma loss per Common Share Basic and Diluted	$0.45

Note 6—Mortgage Loans and Notes Payable

Mortgage loans and notes payable as of December 31, 2002 consisted of the following:

	Amount	Payment Terms

M & I Marshall & Ilsley Bank, prime rate (4.25% as of December 31, 2002), maturing on June 30, 2003, collateralized by the Plymouth I property and assignment of rents*	$1,456,020	Monthly interest only
M & I Marshall & Ilsley Bank, prime rate (4.25% as of December 31, 2002), maturing on June 30, 2003, collateralized by the Plymouth II and Plymouth III properties and assignment of rents*	2,774,948	Monthly interest only
GMAC Commercial Mortgage Corporation, 7.00%, maturing February 1, 2008, collateralized by the Nicollet commercial		Monthly principal
property and an assignment of rents and		and interest of
security agreement	2,217,506	$15,635

	$6,448,474

*	A Trustee of the Company and his spouse have fully guaranteed this mortgage loan.

The mortgage loans and notes payable mature as follows:

Year ending December 31,
2003	$4,264,418
2004	35,868
2005	38,460
2006	41,241
2007	44,222
Thereafter	2,024,265

$6,448,474

We do not have any presently defined source of refinancing upon the maturity of any of our existing debt. Of our total mortgage indebtedness, approximately $4.2 million matures on June 30, 2003. We are making arrangements to obtain an extension of the loan term for one year or more. However, there can be no guarantee that we will be successful in obtaining the extension or whether the extension will be at the same terms as the present loan. If the terms of the extension vary significantly from the present terms, or if we are unsuccessful in obtaining an extension, our operations, liquidity and financial results may be materially and adversely affected.

Note 7 – Shares, Warrants and Options

During 1999, we issued 785,037 Class A Cumulative Convertible Preferred Shares (“Class A Preferred Shares”) to the public (“Preferred Offering”). Each of the Class A Preferred Shares is entitled, at all meetings of shareholders, to 3.448 votes, the number of Common Shares into which they are convertible, subject to adjustment for stock splits and similar events. The Class A Preferred Shares are entitled to vote as a class on certain matters that affect their respective rights. The Class A Preferred Shares bear a liquidation value of $10.00 per share and accrue a dividend equal to $0.475 per share, with such dividend payable every six months. The Class A Preferred Shares are convertible into 3.448 Common Shares subject to certain formulas. The conversion ratio may be modified for cumulative, unpaid dividends, if any. We have the right to redeem the Class A Preferred Shares, under certain circumstances. Proceeds from the Preferred Offering, net of underwriters’ discount and total offering expenses, were approximately $6.7 million. Since the original issuance, a total of 121,746 Class A Preferred Shares were converted into 419,779 Common Shares. No Class A Preferred Shares were converted into Common Shares during the years ended December 31, 2002 and December 31, 2001.

As of December 31, 2002, treasury stock recorded in the accompanying consolidated balance sheet is comprised of 15,300 Common Shares.

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

Dividend Reinvestment Plan

We maintain a dividend reinvestment and share purchase plan whereby holders of our Common Shares may automatically reinvest cash dividends into additional Common Shares. Under the plan, certain investors may also make optional cash payments on a quarterly basis to acquire even more Common Shares. The price of the shares sold under the plan is the average of the high and low sale prices of our Common Shares on the scheduled date of reinvestment.

Warrants

On March 5, 1998, we issued warrants to Credit Suisse First Boston Mortgage LLC in connection with the refinancing of debt. The warrants provide for the right to purchase 47,500 Common Shares at a price of $5.37 per Common Share. The warrant is exercisable at any time through March 5, 2008. The warrant remains unexercised as of December 31, 2002.

In connection with our Preferred Offering on October 28, 1999, we issued to a representative of the underwriters a warrant to purchase 35,500 Class A Preferred Shares at a price of $10.00 per share. The warrants issued to the underwriters’ representative are exercisable through October 28, 2004. The warrants contain provisions for (1) “cashless exercise,” whereby the underwriters’ representative may forfeit a portion of the warrants at the time of exercise in lieu of the cash payment of the exercise price, (2) appropriate adjustment in the event of a merger, consolidation, recapitalization, reclassification, share dividend, shared split or similar transaction, (3) a one-time right to demand registration of the Common Shares underlying the warrants under the Securities Act of 1933, and (4) participation of the Common Shares underlying such warrant, on a “piggy-back” basis, in specified registrations by the Company during the duration of the underwriters’ warrant and for two years thereafter.

During 2000, in connection with our technology segment, we acquired proprietary database and material from a sales and marketing company and issued to it warrants to purchase 1,066,670 Common Shares. The warrants bore exercise prices between $6.375 and $9.375 per share, were immediately vested and were to expire at the earlier of specified dates in 2005 or 2007 or upon the occurrence of certain corporate events, as defined in the warrant agreements. The estimated fair value of these warrants on the respective grant dates using the Black-Scholes pricing model totaled approximately $682,000. In connection with our sale of certain assets of Stonehaven Technologies on July 10, 2001, the warrants were canceled.

Options

On May 27, 1998, in accordance with our former stock option plan (“Former Plan”) we granted options as to 54,387 Common Shares to then existing employees and Trustees. The options are exercisable on any date through May 26, 2008 at a price of $5.37 per share.

On November 16, 1998, we adopted the 1998 Share Option Plan (“Current Plan”), which provides for the granting of share options to officers, Trustees and employees at a price determined by a formula in the Current Plan agreement. The options are to be exercisable over a period of time determined by the Current Plan committee, but no longer than ten years after the grant date. Compensation resulting from the share options is initially measured at the grant date based on fair market value of the shares.

In connection with employment agreements entered into during 1999 and in accordance with the Current Plan, we issued options to purchase 80,000 Common Shares at $2.90 per share to each of our Chief Executive Officer and former President. The Chief Executive Officer’s options expire on September 30, 2009 and the former President’s options expire on December 31, 2005.

In connection with our acquisition of Stonehaven Technologies in February of 2000, we (a) issued options as to 1.0 million Common Shares to our former Chief Knowledge Officer of Stonehaven Technologies; (b) issued options as to 666,667 Common Shares to our Chief Executive Officer and former Chief Executive Officer of Stonehaven Technologies and (c) set aside a pool of options as to 200,000 Common Shares for future award to employees of Stonehaven Technologies. The options issued bore exercise prices between $5.375 and $6.375 per share, were exercisable, in parts, commencing February 24, 2000 and were to expire in February 2010. As of December 31, 2002, all such options have either expired or been terminated.

Effective May 15, 2002 we issued 50,000 options to each of our five Trustees at a price of $0.45 per share. The options vest six months after issuance and expire 90 days after the Trustee’s term ends.

The following table summarizes the Company’s option activity for the two years ended December 31, 2002:

		Weighted Average
	Options to Purchase	Exercise Price per	Range of Exercise
	Common Shares	Share	Price per Share

Outstanding at December 31, 2000	1,881,054	$5.52	$2.90 - $6.375
Expired	(666,667)	$6.38	$6.375

Outstanding at December 31, 2001	1,214,387	$5.05	$2.90 - $5.375
Granted	250,000	$0.45	$0.45
Expired/terminated	(1,000,000)	$5.38	$5.375

Outstanding at December 31, 2002	464,387	$1.87	$0.45 - $5.375

Exercisable at December 31, 2001	1,151,887	$5.03	$2.90 - $5.375

Exercisable at December 31, 2002	464,387	$1.87	$0.45 - $5.37

     The following table summarizes options outstanding as of December 31, 2002:

		Weighted Average
	Number of Options	Remaining
Range of Exercise	Outstanding and	Contractual Life	Weighted Average
Prices	Exercisable	(in years)	Exercise Price

$5.37	54,387	5.4	$5.37
$2.90	160,000	4.9	$2.90
$0.45	250,000	0.9	$0.45

$0.45 to $5.37	464,387	2.8	$1.87

The assumptions made in estimating the fair value on the grant date based upon the Black-Scholes option-pricing model for 2002 include: risk-free interest rates ranging from 2.51% to 4.38%, volatility factors ranging from 131.43% to 154.68%, no dividend yields and weighted-average life expectancies from 1.3 years to 4.3 years.

Note 8—Loss Per Share

We follow the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted is computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the years ended December 31, 2002 and December 31, 2001 were 4,517,524. Common share equivalents of approximately 3.1 million and 3.8 million as of December 31, 2002 and December 31, 2001, respectively, include outstanding convertible preferred shares, warrants, stock options and Common Units and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	2002	2001
Numerator
Net loss from continuing operations	$(3,475,893)	$(1,311,895)
Discontinued operations
Gain on disposal of technology segment, net of tax		357,263
Discontinued operations, net of tax	(82,164)	(1,700,349)

Net loss	(3,558,057)	(2,654,981)
Preferred Share Dividends	(630,126)	(630,141)

Net loss available to Common Shareholders	$(4,188,183)	$(3,285,122)

Denominator
Weighted average Common Shares outstanding at December 31, 2002 and 2001: Basic and Diluted	4,517,524	4,517,524

Basic and Diluted EPS
Net loss from continuing operations	$(0.77)	$(0.29)
Discontinued operations:
Gain on disposal of technology segment, net of tax		0.08
Discontinued operations, net of tax	(0.02)	(0.38)

Net loss	(0.79)	(0.59)
Preferred share dividends	(0.14)	(0.14)

Net loss available to Common Shareholders — Basic and Diluted	$(0.93)	$(0.73)

Note 9—Dividends/Distributions

During 2002 and 2001, cash distributions declared with respect to the Class A Preferred Shares were $0.95 per annum per Class A Preferred Share. No cash distributions were declared during 2002 and 2001 with respect to the Common Shares.

Note 10 – Income taxes

The income tax provision consists of the following components:

		2002	2001

Current		$—	$40,000
Deferred		—	—

	Total tax provision	$—	$40,000

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	2002	2001

Benefit at Federal statutory rate	$(1,191,000)	$(894,000)
Alternative minimum tax	—	40,000
State income benefit, net of Federal tax effect	(228,000)	(170,000)
Permanent differences:
Amortization of goodwill	—	530,000
Reduction of real estate basis	—	248,000
Disposal of Stonehaven Technologies net assets	—	993,000
Change in valuation allowance	1,425,000	(654,000)
Other	(6,000)	(53,000)

Tax provision	$—	$40,000

Deferred tax assets and liabilities consist of the following:

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$1,671,000	$1,301,000
Provision for loss on real estate investments	817,000	—
Provision for loss on marketable securities	423,000	—
Accrual and other timing variances	40,000	185,000
Alternative minimum tax credit	—	40,000
Valuation allowance	(2,951,000)	(1,526,000)
Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding the realizability of a significant portion of the net deferred tax assets. As such, management has provided a valuation allowance of $2,951,000 and $1,526,000, against such net deferred tax assets of the Company as of December 31, 2002 and December 31, 2001, respectively.

At December 31, 2002, the Company had net operating loss carryforwards of approximately $4,136,000 available to be carried to future periods. The loss carryforwards expire as follows:

2002

2012	$458,000
2018	739,000
2019	115,000
2020	2,053,000
2020	771,000

Total net operating loss carryforwards	$4,136,000

Note 11 – Related Party Transactions

Transactions with Officers

On July 10, 2001, we sold certain assets of Stonehaven Technologies to Stellent pursuant to an Asset Purchase Agreement between the Company, Stonehaven Technologies and Stellent. In connection with the July 2001 transaction, Stonehaven Technologies and Mary Henschel, former President of Stonehaven Technologies, entered into a Separation Agreement whereby Ms. Henschel was required to separate from her employment with Stonehaven Technologies. Further, Stonehaven Technologies’ employment agreement with Mr. Lund was terminated on September 9, 2001 and Mr. Lund received related termination costs of $240,000, which costs were accrued in 2001 and paid in 2002. Mr. Lund continued to serve as Chief Executive Officer of Stonehaven Realty Trust. Odeh Muhawesh continued to serve as Chief Knowledge Officer of Stonehaven Technologies under his employment contract through March 31, 2002, on which date his employment contract expired.

Plymouth Properties Mortgage Loan

One of our Trustees is a Regional Chairman and Board member of Marshall & Ilsely Bank, of Milwaukee, which holds the mortgage on our Plymouth Properties. Our Trustee was an original investor, Vice Chairman and President of Century Bank, which was sold to Marshall & Ilsely Bank. Our mortgage on the Plymouth Properties originated with Century Bank and was transferred to Marshall & Ilsely Bank in the acquisition.

Rental Income

On January 7, 2003, one of our tenants representing approximately 29.3% of rental revenues for the year ended December 31, 2002 vacated their noncontiguous space of 31,219 square feet and moved into contiguous space in a building owned by an affiliate of one of our Trustees. In connection with this move, the tenant has indicated that they intend to continue to pay rent in accordance with their lease through the expiration date of March 31, 2004.

Management Fees

The Company maintains a property management agreement with Hoyt Properties, Inc. (“Hoyt”), an entity controlled by a Trustee of the Company, to serve as property manager of the commercial properties owned by the Company. In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service. Management fees paid to Hoyt were approximately $66,000 and $87,000 for the years ended December 31, 2002 and December 31, 2001, respectively.

Transactions between Companies under Common Management

Stonehaven Technologies had a customer relationship in which Odeh Muhawesh, a former officer and Trustee, and certain other former members of Stonehaven Technologies’ management performed certain management responsibilities for the customer from approximately January 1 through June 30, 2000. We recognized no revenues from this customer for the years ended December 31, 2002 and December 31, 2001. As of December 31, 2001, we wrote off accounts receivable from the customer of approximately $114,000 and amounts due to the customer of $30,000.

Rental Expense

During the years ended December 31, 2002 and December 31, 2001, the Company recognized rental expense of approximately $30,000 and $10,000, respectively, related to office space leased from Hoyt.

Note 12 – Rentals under operating leases

We lease commercial space to corporate tenants. These leases expire at various times through 2009. The following is a schedule by year of minimum rental income under such operating leases.

Year

2003	$844,012
2004	517,693
2005	351,505
2006	131,472
2007	92,202
Thereafter	88,220

$2,025,104

The total minimum future rentals presented above do not include amounts that may be received from commercial properties as tenant reimbursements.

During the years ended December 31, 2002 and December 31, 2001, three tenants represented approximately 77.4% and 71.1%, respectively, of our rental revenues. These three tenants lease 31,219; 26,186 and 25,388 square feet, respectively, and represent 64.3% of the aggregate rentable square footage of our commercial portfolio. The future minimum rental income from each of these tenants represents approximately 16.0%, 34.6% and 14.5%, respectively, of the above total.

On January 7, 2003, one of these tenants vacated their space of 31,219 square feet. The tenant has indicated they intend to continue to pay rent in accordance with their lease which expires on March 31, 2004.

Note 13 – Commitments and Contingencies

Liquidity

As of December 31, 2002, our unrestricted cash resources were $1,029,000 and our marketable securities available for sale were $177,000. Our marketable securities represented 40,000 shares of common stock of Stellent. The NASDAQ closing quote on March 21, 2003 was $4.06 per share of common stock of Stellent. We believe our cash resources and marketable securities are sufficient to sustain the Company’s liquidity needs for the next twelve months.

On March 4, 2003, we entered into a Contribution Agreement, hired two executives and appointed the two executives and two others as new Trustees. Our new management intends to implement a business strategy that will involve nationwide real estate acquisition, development and re-development. This strategy will be dependent on external sources of capital. Failure to obtain this capital will materially and adversely affect the strategy and will materially and adversely affect our operations, liquidity and financial results.

As a condition to the Contribution Agreement, the holders of our Class A Preferred Shares will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Class A Preferred Shares.

The consummation of the transactions contemplated by the Contribution Agreement is subject to various closing conditions, including shareholder approval and an absence of any material adverse changes prior to the closing of the transactions. As such, no assurance can be given that the transaction will be successfully consummated and if successfully consummated will be beneficial to our shareholders.

If the transactions contemplated by the Contribution Agreement are not successfully consummated, we recognize that the cash flow from our properties is not expected to fully fund our future liquidity requirements. In this case, we intend to pursue all available alternatives to preserve our cash to allow the Company to meet its ongoing obligations. Such alternatives include, among others, to pursue additional or alternate financing, to sell our properties or to discontinue meeting the ongoing dividend requirement of our Class A Preferred Shares. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.

Total mortgage loans and notes payable of approximately $4,231,000 mature on June 30, 2003. We are making arrangements to obtain an extension of the loan term for one year or more. However, there can be no guarantee that we will be successful in obtaining the extension or whether the extension will be at the same terms as the present loan. If the terms of the extension vary significantly from the present terms, or if we are unsuccessful in obtaining an extension, our operations, liquidity and financial results may be materially and adversely affected.

During 2002 and 2001, cash distributions declared with respect to the Class A Preferred Shares were $0.95 per annum per Class A Preferred Share. No cash distributions were declared during 2002 and 2001 with respect to the Common Shares.

Employment Agreements

As of December 31, 2002, Duane H. Lund served as the Company’s Chief Executive Officer without an employment contract.

Legal Settlement

On August 5, 2002, we reached a settlement with Odeh Muhawesh, a former Trustee of the Company and former Chief Knowledge Officer of Stonehaven Technologies. Under the settlement, we paid Mr. Muhawesh $160,000 in exchange for a promissory note and related interest in connection with the promissory note we assumed in February 2000 pursuant to the terms of the merger agreement between the Company, Stonehaven Technologies and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into Stonehaven Technologies. Further under the settlement, Mr. Muhawesh assigned to us his options for 1.0 million of our Common Shares and all of his stock in MyFreeDesk.com, Inc. and we released a contractual restriction restricting Mr. Muhawesh from selling publicly approximately 158,500 of our Common Shares. The settlement provides both parties a full, final and complete release of all claims to date. As a result of the settlement, we recorded an increase to accumulated deficit of approximately $227,000 during the year ended December 31, 2002.

Income Tax Audit

Our Operating Partnership’s income tax returns are currently under audit by the Internal Revenue Service for the tax periods ended December 31, 1998, 1999 and 2000. We believe the tax returns as filed appropriately state the taxable income/loss for each year. However, there can be no assurance that changes will not result to the taxable income/loss as originally filed. We believe that changes proposed, if any, may affect the net operating loss carry forward amounts of the Company but would not have any substantial effect on our cash resources.

License Agreements and Sales and Marketing Contract

In connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001, we terminated our two-year license agreement with Stellent Inc. entered into during 2000. As a result, unamortized costs totaling approximately $148,000 as of July 10, 2001, are recorded as an offset to the gain on sale of certain assets of Stonehaven Technologies.

Further as a result of the sale of certain assets of Stonehaven Technologies on July 10, 2001, our ability to market our royalties and licensing agreements entered into during 2000 and 2001 was significantly impaired primarily due to the fact that Stellent became an active competitor to our technology. As a result, we recorded the unamortized costs of these assets as of July 10, 2001 of approximately $1,210,000 ($1,800,000 net of accumulated amortization of approximately $590,000) as an offset to the gain on disposal of our technology segment. Of this amount $300,000 represented costs incurred in connection with additional licenses acquired during 2001.

Sales and Marketing Contract

In connection with the sale of certain assets of Stonehaven Technologies in July 2001, we terminated our sales and marketing contract entered into during 2000.

Note 14– Supplemental Information to Statements of Cash Flows

	For the year ended December 31,

	2002	2001

Interest paid	$462,276	$751,012

Supplemental schedule of non-cash investing and financing activities:
The following assets and liabilities were disposed of in connection with the disposition of Cold Springs:
Disposition of real estate	$—	$8,184,686
Deferred costs and other assets	—	26,552
Mortgage note payable	—	(7,306,716)
Accounts payable and accrued liabilities	—	(140,997)
Security deposits	—	(4,111)
Loss on sale of investment in real estate	—	(165,835)

Cash proceeds associated with disposition of real estate property	$—	$593,579

The following assets and liabilities were disposed of in connection with discontinued operations:
Disposition of equipment, net	$—	$611,967
Fair market value of marketable securities received	—	(5,988,000)
Acquisition of licensing agreement	—	(300,000)
Restricted cash	—	31,294
Other assets, net	—	1,731,482
Goodwill, net	—	2,451,695
Accounts payable and accrued expenses	(363,386)	(1,553,563)
Deferred revenue	—	(103,214)
Related party note payable	(160,000)	—
Gain on disposal of technology segment, net of tax	(40,000)	397,263
Discontinued operations, net of tax	(82,164)	(1,700,349)
Bad debt expense	—	392,134
Depreciation and amortization	—	1,330,855

Costs associated with discontinued operations	$(645,550)	$(2,698,436)

Note 15– Subsequent Events

Contribution Agreement

On March 4, 2003, the Board of Trustees unanimously approved having the Company enter into the Contribution Agreement with Hampton Court Associates, LP (“Hampton”), an affiliate of Paragon Real Estate Development, LLC (“Paragon”). Hampton is controlled by James C. Mastandrea, its general partner.

Pursuant to the Contemplated Transactions, Paragon will arrange for the contribution of apartment buildings owned by Hampton, along with the associated mortgage, to a newly-established UPREIT, to be called Paragon Real Estate LP, of the Company in exchange for 813,938 restricted units in the UPREIT, each unit being convertible after four years into 22.881 Common Shares. In addition, Stonehaven intends to offer the holders of its Class A Preferred Shares a one-time incentive to exchange each Class A Preferred Share into 22.881 Common Shares. As a condition to the contribution of Hampton’s apartment buildings, at least 80% of the Class A Preferred Shares must convert into our Common Shares. As an additional condition to the apartment building contribution, the holders of Class A Preferred Shares will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Class A Preferred Shares.

In connection with the signing of the Contribution Agreement, Stonehaven appointed the following new trustees to its Board of Trustees: James C. Mastandrea, John J. Dee, Daniel G. DeVos, and Michael T. Oliver. In addition, Mr. Mastandrea was appointed President and Mr. Dee was appointed Senior Vice President of Stonehaven pursuant to separate incentive-based employment agreements with non-competition provisions. Mr. Mastandrea will be appointed our Chief Executive Officer and Mr. Dee will be appointed our Chief Financial Officer on April 7, 2003. On that same date, Duane H. Lund will resign as our Chief Executive Officer. Further, Duane H. Lund, Kim A. Culp, Steven B. Hoyt and Edward Padilla will all resign from the Board of Trustees upon the closing of the Contribution Agreement.

Messrs. Mastandrea and Dee are each entitled to receive 348,039 shares of our Class A Preferred Shares pursuant to separate restricted share agreements. These restricted shares may not be transferred other than to affiliates prior to March 4, 2005, and may not be transferred thereafter unless they have vested. Each of Mr. Mastandrea and Mr. Dee intend to transfer their shares to an affiliate named Paragon Real Estate Development L.L.C., an Ohio limited liability company. At all times, the restricted shares will be entitled to vote and receive dividends, if any. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:

•	the date our gross assets exceed $50.0 million, or

•	174,019 restricted shares will vest on March 4, 2004; 87,010 shares will vest on March 4, 2005 and the remaining 87,010 shares will vest on March 4, 2006.

The vesting schedules will not change upon the death or disability of either or both of Mr. Mastandrea or Mr. Dee. Mr. Mastandrea’s restricted shares that have not yet vested will be forfeited if he terminates his employment agreement without good reason or if his employment is terminated for cause. The same provisions apply to Mr. Dee’s unvested shares. All the restricted shares will vest in full immediately if there is a shift in ownership as long as the respective employment agreements are in effect. A “shift in ownership” means when any person

•	causes, in the case of Mr. Mastandrea’s restricted shares, that he not to be appointed as our Chief Executive Officer, or in the case of Mr. Dee’s restricted shares, that he not be appointed as our Chief Financial Officer, or

•	in the case of Mr. Mastandrea’s restricted shares, if he is appointed as our Chief Executive Officer, causes him to be removed as our Chairman and Chief Executive Officer, and such change is not supported by him, or in the case of Mr. Dee’s restricted shares, if he is appointed as our Chief Financial Officer, causes him to be removed as our Chief Financial Officer, and such change is not supported by him.

If the Class A Preferred Share exchange offer is closed, the restricted Class A Preferred Shares will be converted into restricted Common Shares at the rate of 22.881 Common Shares for each Class A Preferred Share; provided that, Messrs. Mastandrea and Dee will have the right to retain a number of Class A Preferred Shares that is equal to 51% of the Class A Preferred Shares outstanding after the closing of the exchange offer.

In addition, under the restricted share agreements, Mr. Mastandrea will have the right to appoint five trustees to our Board as long as Paragon Real Estate Development L.L.C. owns either

•	a majority of the Class A Preferred Shares, or

•	40% or more of the sum of the restricted shares issued to Messrs. Mastandrea and Dee and the common shares issued to them upon conversion of their restricted Class A Preferred Shares into restricted Common Shares upon completion of the exchange offer.

Even if these conditions are not met, this appointment right shall continue until March 4, 2013; provided that if Mr. Mastandrea remains as our Chairman or Chief Executive Officer on that date, the right to appoint five trustees will continue until the time Mr. Mastandrea is no longer our Chairman or Chief Executive Officer.

Under a separate additional contribution agreement, additional Common Shares will be issued to Messrs. Mastandrea and Dee if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be approved by our Board. The Common Shares they receive under the additional contribution agreement will be restricted until Stonehaven achieves specified increases in net operating income and funds from operations for the additional contribution agreement; provided that the Common Shares will vest immediately upon any shift in ownership, as such term is described above in the discussion of the restricted share agreements.

Our existing Operating Partnership Agreement was amended whereby the Company granted two of the limited partners, which are controlled by Mr. Lund, our current Chief Executive Officer and a member of our Board of Trustees, and Mr. Hoyt, a member of our Board of Trustees, an exclusive option to purchase all of the units in the Operating Partnership held by the Company. Our units represent 92.9% of the outstanding interests in the partnership. If exercised, this option will result in the sale of all our existing Minnesota properties. The option may be exercised any time after September 30, 2003 and before March 31, 2004 at a purchase price equal to 92.9% of the difference between $8,275,000 and the then mortgage balances, not to exceed $6,443,075. The purchase price was determined based on an independent appraisal. If the option is not exercised by March 31, 2004, we have the right to put the option to the optionees and require that they purchase our units. Our put right expires April 30, 2004.

The purchase price is payable in cash or with a combination of cash and our shares owned by the optionees; provided that at least 50% of the purchase price must be paid in cash. If shares are used for the purchase price, the fair market value of the shares shall be the average closing price for the 30 calendar days prior to the option closing date; provided that the fair market value shall not be less the $0.151 per Common Share, assuming a conversion ratio of 22.881 Common Shares for each Class A Preferred Share.

Various components of the transactions contemplated by the Contribution Agreement are subject to shareholder approval. As soon as practical, Stonehaven intends to file a proxy statement for a shareholder meeting as well as a registration statement related to the one-time incentive exchange offer for our Class A Preferred Shares.

As a condition to the Contribution Agreement, Mr. Lund, Mr. Hoyt and Paul T. Lambert, who are Trustees of the Company and collectively own 36.6% of our Class A Preferred and Common Shares voting together as a single class, agreed to vote their shares in favor of the Contemplated Transactions and to convert their Class A

Preferred Shares in the exchange offer. Messrs. Lund, Hoyt and Lambert granted Messrs. Mastandrea and Dee an irrevocable proxy to vote our shares owned by Messrs. Lund, Hoyt and Lambert in favor of the Contribution Agreement and the Contemplated Transactions and against any proposal that impairs in any material respect our ability to perform our obligations under the Contribution Agreement or prevents or materially delays the closing of the transactions contemplated by the Contribution Agreement. Messrs. Lund, Hoyt, Lambert, Mastandrea and Dee have also agreed to certain transfer restrictions with respect to their common and preferred shares of Stonehaven.

The Board of Trustees unanimously approved the Contribution Agreement and the related agreements. In addition, the independent trustees on our Board of Trustees unanimously approved the amendment to our Operating Partnership Agreement.

Upon closing of the transactions contemplated by the Contribution Agreement, Stonehaven intends to relocate its Corporate Headquarters to Cleveland, Ohio, and change its name to Paragon Real Estate Equity and Investment Trust.

The consummation of the transactions contemplated by the Contribution Agreement is subject to various closing conditions, including shareholder approval and an absence of any material adverse changes prior to the closing of the transactions. As such, no assurance can be given that the transaction will be successfully consummated and if successfully consummated will be beneficial to our shareholders.

Employment Agreements

Effective as of March 4, 2003, the Compensation Committee approved three new employment agreements.

The employment agreement with Mr. Lund provides for an annual salary of $150,000 to be paid to Mr. Lund for his services as Chief Executive Officer through five days after the filing of the Company’s December 31, 2002 Form 10-KSB. At that date, Mr. Lund will relinquish his position as Chief Executive Officer and, in consideration for his resignation, receive 95,541 Class A Preferred Shares as a means to preserve cash. The number of shares issued is based on two times his annual salary with the price of the Class A Preferred Shares based on the average closing price for the 30 calendar days prior to March 1, 2003.

The employment agreement with James C. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003 and provides that Mr. Mastandrea will be appointed to Chief Executive Officer on April 7, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years after any termination as a result of termination by the Company without cause or termination by Mr. Mastandrea for good reason.

The employment agreement with John J. Dee provides for an annual salary of $60,000 effective as of March 4, 2003 and provides that Mr. Dee will be appointed to Chief Financial Officer on April 7, 2003. The initial term of Mr. Dee’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Dee’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Dee will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years after any termination as a result of termination by the Company without cause or termination by Mr. Dee for good reason.