Form 10QSB
period 2003-03-31
STONEHAVEN REALTY TRUST
filed 2003-05-15
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number:

0-25074

STONEHAVEN REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation) 5620 Smetana Road, Suite 130, Minnetonka, MN (Address of principal executive offices)	39-6594066 (I.R.S. Employer Identification Number) 55343 (Zip code)

Issuer’s telephone number: 952-935-5411 Fax number: 952-935-5659

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Shares, $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes/x/ No/ /

As of May 5, 2003, 4,517,524 shares of the issuer’s common shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes/ / No/x/

This report contains 26 pages. There are two exhibits.

STONEHAVEN REALTY TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART I.	Financial Information

	Consolidated Balance Sheet—March 31, 2003 (unaudited)	Page 3

Consolidated Statements of Operations—Three months ended
	March 31, 2003 and March 31, 2002 (unaudited)	Page 4

	Consolidated Statements of Cash Flows—Three months ended March 31, 2003 and March 31, 2002 (unaudited)	Page 5

	Notes to Consolidated Financial Statements	Page 6

	Management’s Discussion and Analysis of Financial Condition and Plan of Operation	Page 16

	Controls and Procedures	Page 23

Part II.	Other Information

	Other Information	Page 23

	Exhibits and Reports on Form 8-K	Page 23

	Signatures	Page 24

Stonehaven Realty Trust and Subsidiaries
Consolidated Balance Sheet
March 31, 2003
(unaudited)

ASSETS
Investments in real estate:
Land	$1,790,434
Buildings and improvements	7,366,698
Furniture, fixtures and equipment	78,172

9,235,304
Accumulated depreciation and amortization	(854,837)

Net investments in real estate	8,380,467
Cash and cash equivalents	776,429
Marketable securities	168,800
Restricted cash	292,917
Other assets, net	175,125

TOTAL ASSETS	$9,793,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable	$6,440,330
Accounts payable and accrued expenses	550,702
Security deposits	45,000

Total liabilities	7,036,032

Minority interest in consolidated subsidiary	-

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 663,291 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	6,633
Common Shares — $0.01 par value, 100,000,000 authorized; 4,517,524 shares issued and outstanding	45,176
Additional paid-in capital	25,595,216
Accumulated other comprehensive income, net unrealized gain on marketable securities	18,800
Accumulated deficit	(22,868,350)
Treasury stock, at cost	(39,769)

Total shareholders’ equity	2,757,706

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,793,738

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended March 31,

	2003	2002

Revenues
Rental revenue	$218,624	$221,006
Tenant recoveries	107,096	80,181
Interest and other	5,257	6,404

Total revenues	330,977	307,591

Expenses
Property, operating and maintenance	57,448	45,950
Property taxes and insurance	85,165	87,792
Depreciation and amortization	55,992	62,665
Interest	83,713	122,209
General and administrative	287,875	196,998
Management fees	15,840	14,606

Total expenses	586,033	530,220

Loss from operations before gain on sale of marketable securities and loss allocated to minority interest	(255,056)	(222,629)
Gain on sale of marketable securities	—	55,889
Loss allocated to minority interest	9,858	6,950

Loss from continuing operations	(245,198)	(159,790)
Discontinued operations:
Loss from discontinued operations	—	(13,070)

Net loss available to Common Shareholders	$(245,198)	$(172,860)

Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.05)	$(0.04)

Weighted average number of Common Shares outstanding: Basic and Diluted	4,517,524	4,517,524

Comprehensive loss:
Net loss	$(245,198)	$(172,860)
Other comprehensive loss:
Unrealized loss on marketable securities	(8,400)	(782,000)

Comprehensive loss	$(253,598)	$(954,860)

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(245,198)	$(172,860)
Adjustments to reconcile net loss to net cash used in continuing operations:
Discontinued operations, net of tax	—	13,070
Depreciation and amortization	55,992	62,665
Loss allocated to minority interest	(9,858)	(6,950)
Gain on sale of marketable securities	—	(55,889)
Net change in assets and liabilities:
Restricted cash	(15,991)	(30,291)
Other assets, net	(4,676)	(5,635)
Income taxes payable	—	(11,000)
Accounts payable and accrued expenses	168,213	61,075
Security deposits	—	10,000

Net cash used in continuing operations	(51,518)	(135,815)

Cash flows from investing activities:
Additions to real estate properties	(141,940)	(8,572)
Cash proceeds from sale of marketable securities	—	1,253,489
Additions to leasing costs	(23,985)	—

Net cash (used in) provided by investing activities	(165,925)	1,244,917

Cash flows from financing activities:
Payments on mortgage loans and notes payable	(8,144)	(28,494)

Net cash used in financing activities	(8,144)	(28,494)

Net cash used in discontinued operations	(27,249)	(54,167)

Net increase (decrease) in cash and cash equivalents	(252,836)	1,026,441
Cash and cash equivalents
Beginning of period	1,029,265	1,540,766

End of period	$776,429	$2,567,207

Supplemental information to Consolidated Statements of Cash Flows
Interest paid	$83,713	$122,209

The accompanying notes are an integral part of the consolidated financial statements.

Stonehaven Realty Trust and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Organization

Stonehaven Realty Trust (the “Company,” “Stonehaven,” “we,” “our,” or “us”) is a real estate company, which acquires, owns and operates commercial real estate. As of March 31, 2003 we owned four commercial industrial properties that aggregate approximately 129,000 rentable square feet. We own our real estate investments through our operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which we are the sole general partner and own an approximate 92.9% interest.

On March 4, 2003, the Board of Trustees unanimously approved having the Company enter into an Asset Contribution Agreement (“Contribution Agreement”) and related agreements which provide for, among other factors, the contribution of apartment buildings to a newly-established operating partnership of the Company (“UPREIT”) (collectively, the “Contemplated Transactions”) with Hampton Court Associates, LP (“Hampton”), an affiliate of Paragon Real Estate Development, LLC (“Paragon”). Hampton is controlled by James C. Mastandrea, its general partner.

Pursuant to the Contemplated Transactions, Paragon will arrange for the contribution of apartment buildings owned by Hampton, along with the associated mortgage, to a newly-established UPREIT, to be called Paragon Real Estate LP, of the Company in exchange for 813,938 restricted units in the UPREIT. After four years, Hampton may redeem, in whole or in part, its Paragon restricted units for cash. We may, at our option, elect to covert the restricted units into our common shares of beneficial interest of the Company (“Common Shares”). The conversion ratio would be 22.881 common shares for each restricted unit, or 18,623,715 common shares. The cash redemption price would be the cash value of the common shares into which the restricted units could have been converted. In addition, Stonehaven intends to offer the holders of its Class A Cumulative Convertible Preferred Shares (“Class A Preferred Shares”) a one-time incentive to exchange each Class A Preferred Share for 22.881 Common Shares. As a condition to the contribution of Hampton’s apartment buildings, at least 80% of the Class A Preferred Shares must be exchanged for our Common Shares. As an additional condition to the apartment building contribution, the holders of Class A Preferred Shares will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Class A Preferred Shares.

In connection with the signing of the Contribution Agreement, Stonehaven appointed the following new trustees to its Board of Trustees: James C. Mastandrea, John J. Dee, Daniel G. DeVos, and Michael T. Oliver. In addition, Mr. Mastandrea was appointed President and Mr. Dee was appointed Senior Vice President of Stonehaven pursuant to separate incentive-based employment agreements with non-competition provisions. Further, Mr. Mastandrea was appointed our Chief Executive Officer and Mr. Dee was appointed our Chief Financial Officer on April 7, 2003. On that same date, Duane H. Lund resigned as our Chief Executive Officer. Further, Duane H. Lund, Kim A. Culp, Steven B. Hoyt and Edward Padilla’s terms expire at the annual meeting and they are not seeking re-election to the board.

Messrs. Mastandrea and Dee are each entitled to receive 348,039 shares of our Class A Preferred Shares pursuant to separate restricted share agreements. These restricted shares may not be transferred other than to affiliates prior to March 4, 2005, and may not be transferred thereafter unless they have vested. Each of Mr. Mastandrea and Mr. Dee intend to transfer their shares to an affiliate named Paragon Real Estate Development, LLC, an Ohio limited liability company. At all times, the restricted shares will be entitled to vote and receive dividends, if any. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:

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

•	causes, in the case of Mr. Mastandrea’s restricted shares, that he not be appointed as our Chief Executive Officer, or in the case of Mr. Dee’s restricted shares, that he not be appointed as our Chief Financial Officer, or

•	in the case of Mr. Mastandrea’s restricted shares, causes him to be removed as our Chairman and Chief Executive Officer, and such change is not supported by him, or in the case of Mr. Dee’s restricted shares, causes him to be removed as our Chief Financial Officer, and such change is not supported by him.

If the Class A Preferred Share exchange offer is closed, the restricted Class A Preferred Shares will be exchanged for restricted Common Shares at the rate of 22.881 Common Shares for each Class A Preferred Share; provided that, Messrs. Mastandrea and Dee will have the right to retain a number of Class A Preferred Shares that is equal to 51% of the Class A Preferred Shares outstanding after the closing of the exchange offer and retain the right to convert each of their remaining Class A Preferred Shares into 22.881 Common Shares.

In addition, under the restricted share agreements, Mr. Mastandrea will have the right to appoint five trustees to our Board as long as Paragon Real Estate Development, LLC owns either

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

Under a separate additional contribution agreement, additional Common Shares will be issued to Messrs. Mastandrea and Dee if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by our Board. The Common Shares they receive under the additional contribution agreement will be restricted until Stonehaven achieves specified increases in net operating income and funds from operations for the additional contribution agreement; provided that the Common Shares will vest immediately upon any shift in ownership, as such term is described above in the discussion of the restricted share agreements.

Our existing Operating Partnership Agreement was amended whereby the Company granted two of the limited partners, which are controlled by Mr. Lund, our former Chief Executive Officer and a member of our Board of Trustees, and Mr. Hoyt, our former Chairman of the Board and a member of our Board of Trustees, an exclusive option to purchase all of the units in the Operating Partnership held by the Company. Our units represent 92.9% of the outstanding interests in the partnership. If exercised, this option will result in the sale of all our existing Minnesota properties. The option may be exercised any time after September 30, 2003 and before March 31, 2004 at a purchase price equal to 92.9% of the difference between $8,275,000 and the then mortgage balances, not to exceed $6,443,075. The purchase price was determined based on an independent appraisal. If the option is not exercised by March 31, 2004, we have the right to put the option to the optionees and require that they purchase our units. Our put right expires April 30, 2004.

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

Various components of the transactions contemplated by the Contribution Agreement are subject to shareholder approval. On May 8, 2003, we filed a preliminary proxy statement for a shareholder meeting as well as an exchange offer related to the one-time incentive exchange offer for our Class A Preferred Shares.

As a condition to the Contribution Agreement, Mr. Lund, Mr. Hoyt and Paul T. Lambert, who are Trustees of the Company and, as of March 31, 2003, collectively own 36.6% of our Class A Preferred and Common Shares voting together as a single class, agreed to vote their shares in favor of the Contemplated Transactions and to convert their Class A Preferred Shares in the exchange offer. Messrs. Lund, Hoyt and Lambert granted Messrs. Mastandrea and Dee an irrevocable proxy to vote our shares owned by Messrs. Lund, Hoyt and Lambert in favor of the Contribution Agreement and the Contemplated Transactions and against any proposal that impairs in any material respect our ability to perform our obligations under the Contribution Agreement or prevents or materially delays the closing of the transactions contemplated by the Contribution Agreement. Messrs. Lund, Hoyt, Lambert, Mastandrea and Dee have also agreed to certain transfer restrictions with respect to their common and preferred shares of Stonehaven.

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

Note 2—Basis of Presentation

The Company has prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the included disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring items, except for discontinued operations of our technology segment) necessary for a fair presentation of the financial position of the Company as March 31, 2003, the results of their operations for the three months ended March 31, 2003 and 2002, and of their cash flows for the three month periods ended March 31,

2003 and 2002 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company’s consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB for the year ended December 31, 2002.

Note 3—Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of the Company’s consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2003, and the reported amounts of revenues and expenses for the three months ended March 31, 2003 and 2002. Actual results could differ from those estimates. Significant estimates include the valuation of investments in real estate, marketable securities and deferred taxes, and these significant estimates, as well as other estimates and assumptions, which may change in the near term.

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

Other Assets

As of March 31, 2003, other assets include deferred financing costs incurred to obtain and secure mortgage debt financing and deferred leasing costs incurred in connection with commercial tenant leases. Other assets are carried at cost, less accumulated amortization.

The deferred financing costs are being amortized over the life of the respective loans on a straight-line basis. Accumulated amortization related to deferred financing costs as of March 31, 2003 was approximately $28,000.

The deferred leasing costs are being amortized over the life of the respective lease term on a straight-line basis. Accumulated amortization related to deferred leasing costs as of March 31, 2003 was approximately $7,000.

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

At March 31, 2003, the Company has net operating losses. As of December 31, 2002, the Company’s net operating losses were approximately $4,163,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether or not the Company will be able to use these loss carry forwards, which will expire in varying amounts through the year 2021.

We are also subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Segment Disclosure

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as a single segment, which acquires, owns and operates commercial real estate. During 2002 we discontinued operations of our technology segment.

Stock Based Compensation

At March 31, 2003, we had one stock-based employee compensation plan. During the three-month periods ended March 31, 2003 and March 31, 2002, no options were issued under this plan. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, no stock-based employee compensation cost would be reflected in net loss, as all options granted under the plan would have an exercise price equal to the market value of the underlying common shares on the date of grant.

Reclassification

As a result of reporting our technology segment as discontinued operations, certain amounts in the March 31, 2002 financial statements have been reclassified to conform to the March 31, 2003 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

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

Note 4—Marketable Securities

Our investments in marketable securities are available-for-sale and, as of March 31, 2003, represent 40,000 shares of common stock of Stellent (“Stellent Shares”). Such shares were acquired in connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001 and were recorded at $29.94 per share based on the NASDAQ closing quote per share of common stock of Stellent on July 9, 2001. The shares were unregistered when acquired and Stellent subsequently registered the shares with the Securities and Exchange Commission effective September 7, 2001.

As of March 31, 2003, the fair market value of these marketable securities aggregated approximately $169,000 (based upon the NASDAQ closing quote per share of common stock of Stellent of $4.22 on March 31, 2003). As of March 31, 2002, we recorded an unrealized loss on marketable securities of $782,000 (based upon the NASDAQ closing quote per share of common stock of Stellent of $9.63 on March 28, 2002). Based on the aggregate fair market value of our marketable securities as of March 31, 2003 as compared to the aggregate fair market value as of December 31, 2002 of $150,000, we have recorded an unrealized loss on marketable securities of $8,400.

During the month of January 2002, the Company sold 40,000 Stellent Shares at an average price of $31.34 per share and recognized a gain on the sale of these shares totaling approximately $56,000. The Company recognizes gain or loss on the sale of marketable securities based upon the first-in-first-out method.

The NASDAQ closing quote on May 5, 2003 was $4.70 per share of common stock of Stellent.

Note 5—Mortgage Loans Payable

The mortgage loans payable relating to the Plymouth I, II & III properties of approximately $4.2 million mature on June 30, 2003. Payments are required monthly consisting of interest only at the prime rate (4.25% at March 31, 2003). We are making arrangements to obtain an extension of the loan term for one year or more. However, there can be no guarantee that we will be successful in obtaining the extension or whether the extension will be at the same terms as the present loan. If the terms of the extension vary significantly from the present terms, or if we are unsuccessful in obtaining an extension, our operations, liquidity and financial results may be materially and adversely affected.

Note 6—Equity/Distributions

As a condition to the Contribution Agreement, the holders of our Class A Preferred Shares will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Class A Preferred Shares. On April 30, 2003, we confirmed that we would ask our holders of Class A Preferred Shares to consent to waive the May 2003 dividend payment and to eliminate any future dividends. The waiver will be sought in connection with the exchange offer under which we will offer to exchange each of our Class A Preferred Shares for 22.881 Common Shares.

Effective April 7, 2003, we issued 95,541 Class A Preferred Shares to Duane H. Lund in connection with his resignation as Chief Executive Office in accordance with the terms of his employment agreement dated March 4, 2003.

Note 7 – Discontinued Operations

Losses from discontinued operations relating to Stonehaven Technologies, Inc. for the three-month periods ended March 31, 2003 and March 31, 2002 were approximately $0 and $13,000, respectively.

Note 8—Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted are computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the three months ended March 31, 2003 and March 31, 2002 were 4,517,524. Common share equivalents of approximately 3.1 million and 3.9 million as of March 31, 2003 and March 31, 2002, respectively, include outstanding convertible preferred shares, warrants, stock options and Common Units, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the three months ended March 31,

	2003	2002
Numerator
Net Loss from continuing operations	$(245,198)	$(159,790)
Discontinued operations:
Discontinued operations, net of tax	—	(13,070)

Net loss available to Common Shareholders	$(245,198)	$(172,860)

Denominator
Weighted average Common Shares outstanding at March 31, 2003 and March 31, 2002, respectively: Basic and Diluted	4,517,524	4,517,524

Basis and Diluted EPS
Net Loss from continuing operations	$(0.05)	$(0.04)
Discontinued operations:
Discontinued operations, net of tax	—	—

Net loss available to Common Shareholders — Basic and Diluted	$(0.05)	$(0.04)

Note 9 – Commitments and Contingencies

Liquidity

As of March 31, 2003, our unrestricted cash resources were $776,000 and our marketable securities available for sale were approximately $169,000. Our marketable securities represented 40,000 shares of common stock of Stellent. The NASDAQ closing quote on May 5, 2003 was $4.70 per share of common stock of Stellent.

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

As a condition to the Contribution Agreement, the holders of our Class A Cumulative Convertible Preferred Shares will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Class A Preferred Shares.

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

If the transactions contemplated by the Contribution Agreement are not successfully consummated, we recognize that the cash flow from our properties is not expected to fully fund our future liquidity requirements. In this case, we intend to pursue available alternatives to preserve our cash to allow the Company to meet its ongoing obligations. Such alternatives include, among others, to pursue additional or alternate financing, to sell our properties or to discontinue meeting the ongoing dividend requirement of our Class A Preferred Shares. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.

On April 30, 2003, we confirmed that we would ask our holders of Class A Preferred Shares to consent to waive the May 2003 dividend payment and to eliminate any future dividends. The waiver will be sought in connection with the exchange offer under which we will offer to exchange each of our Class A Preferred Shares for 22.881 Common Shares.

The mortgage loans payable relating to the Plymouth I, II & III properties of approximately $4.2 million mature on June 30, 2003. Payments are required monthly consisting of interest only at the prime rate (4.25% at March 31, 2003). We are making arrangements to obtain an extension of the loan term for one year or more. However, there can be no guarantee that we will be successful in obtaining the extension or whether the extension will be at the same terms as the present loan. If the terms of the extension vary significantly from the present terms, or if we are unsuccessful in obtaining an extension, our operations, liquidity and financial results may be materially and adversely affected.

Employment Agreements

Effective as of March 4, 2003, the Compensation Committee approved three new employment agreements.

The employment agreement with Mr. Lund provided for an annual salary of $150,000 to be paid to Mr. Lund for his services as Chief Executive Officer through five days after the filing of the

Company’s December 31, 2002 Form 10-KSB. In connection with the severance provision of this agreement, on April 7, 2003, Mr. Lund relinquished his position as Chief Executive Officer and, in consideration for his resignation, received 95,541 Class A Preferred Shares as a means to preserve cash. The number of shares issued was based on two times his annual salary with the price of the Class A Preferred Shares based on the average closing price for the 30 calendar days prior to March 1, 2003. Mr. Lund is receiving an annual salary of $60,000 for his services from April 7, 2003 until shareholder approval of the proposed transactions is obtained.

The employment agreement with James C. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003 and in connection therewith, Mr. Mastandrea was appointed as Chief Executive Officer on April 7, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years after any termination as a result of termination by the Company without cause or termination by Mr. Mastandrea for good reason.

The employment agreement with John J. Dee provides for an annual salary of $60,000 effective as of March 4, 2003 and in connection therewith, Mr. Dee was appointed as Chief Financial Officer on April 7, 2003. The initial term of Mr. Dee’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Dee’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Dee will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years after any termination as a result of termination by the Company without cause or termination by Mr. Dee for good reason.

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

Note 10—Related Party Transactions

Management Fees

The Company maintains a property management agreement with Hoyt Properties Inc. (“Hoyt”), an entity controlled by a Trustee of the Company, to serve as Property Manager of the commercial properties owned by the Company. In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by the Company and receives a management fee for this service. Management fees paid to Hoyt were approximately $16,000 and $15,000 for the three-months ended March 31, 2003 and March 31, 2002, respectively.

Leasing Commissions

During the three-month period ended March 31, 2003, we paid a leasing commission of approximately $9,000 to Hoyt in connection with a new lease for 9,154 square feet.

Rental Expense

During the three-months ended March 31, 2003 and March 31, 2002, we recognized rental expense of approximately $5,000 per period, related to office space leased from Hoyt.

Rental Income

On January 7, 2003, one of our tenants vacated their noncontiguous space of 31,219 square feet and moved into contiguous space in a building owned by an affiliate of one of our Trustees. In connection with this move, the tenant has indicated that they intend to continue to pay rent until the earlier of the expiration date of their lease of March 31, 2004 or until the space is re-leased. As of March 31, 2003, we have entered into two new leases on this above vacated space. The first lease is effective March 1, 2003 for 9,154 square feet and the second lease is effective June 1, 2003 for 12,200 square feet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

This report on Form 10-QSB contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and such may involve known and unknown risks, uncertainties and other factors that my cause the actual results, performance, achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in the economic conditions affecting industries in which the Company’s principal tenants compete, the Company’s failure to lease unoccupied space in accordance with the Company’s projections, the failure of the Company to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company’s acquisitions, the Company’s ability to obtain adequate insurance for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws and the other risks identified in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

Overview

Stonehaven Realty Trust (the “Company,” “Stonehaven,” “we,” “our,” or “us”) is a real estate company, which acquires, owns and operates commercial real estate. As of March 31, 2003 we owned four commercial industrial properties that aggregate approximately 129,000 rentable square feet.

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 50,291 square-foot light industrial facility in Burnsville, Minnesota

As of March 31, 2003, our properties were 90.0% leased. We own our real estate investments through our operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which we are the sole general partner and own an approximate 92.9% interest.

On March 4, 2003, the Board of Trustees unanimously approved having the Company enter into an Asset Contribution Agreement (“Contribution Agreement”) and related agreements which provide for, among other factors, the contribution of apartment buildings to a newly-established operating partnership of the Company (“UPREIT”) (collectively, the “Contemplated Transactions”) with Hampton Court Associates, LP (“Hampton”), an affiliate of Paragon Real Estate Development, LLC (“Paragon”). Hampton is controlled by James C. Mastandrea, its general partner.

Pursuant to the Contemplated Transactions, Paragon will arrange for the contribution of apartment buildings owned by Hampton, along with the associated mortgage, to a newly-established UPREIT, to be called Paragon Real Estate LP, of the Company in exchange for 813,938 restricted units in the UPREIT. After four years, Hampton may redeem, in whole or in part, its Paragon restricted units for cash. We may, at our option, elect to covert the restricted units into our common shares of beneficial interest of the Company (“Common Shares”). The conversion ratio would be 22.881 common shares for each restricted unit, or 18,623,715 common shares. The cash redemption price would be the cash value of the common shares into which the restricted units could have been converted. In addition, Stonehaven intends to offer the holders of its Class A Cumulative Convertible Preferred Shares (“Class A Preferred Shares”) a one-time incentive to exchange each Class A Preferred Share for 22.881 Common Shares. As a condition to the contribution of Hampton’s apartment buildings, at least 80% of the Class A Preferred Shares must be exchanged for our Common Shares. As an additional condition to the apartment building contribution, the holders of Class A Preferred Shares will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Class A Preferred Shares.

In connection with the signing of the Contribution Agreement, Stonehaven appointed the following new trustees to its Board of Trustees: James C. Mastandrea, John J. Dee, Daniel G. DeVos, and Michael T. Oliver. In addition, Mr. Mastandrea was appointed President and Mr. Dee was appointed Senior Vice President of Stonehaven pursuant to separate incentive-based employment agreements with non-competition provisions. Further, Mr. Mastandrea was appointed our Chief Executive Officer and Mr. Dee was appointed our Chief Financial Officer on April 7, 2003. On that same date, Duane H. Lund resigned as our Chief Executive Officer. Further, Duane H. Lund, Kim A. Culp, Steven B. Hoyt and Edward Padilla’s terms expire at the annual meeting and they are not seeking re-election to the board.

Messrs. Mastandrea and Dee are each entitled to receive 348,039 shares of our Class A Preferred Shares pursuant to separate restricted share agreements. These restricted shares may not be transferred other than to affiliates prior to March 4, 2005, and may not be transferred thereafter unless they have vested. Each of Mr. Mastandrea and Mr. Dee intend to transfer their shares to an affiliate named Paragon Real Estate Development, LLC, an Ohio limited liability company. At all times, the restricted shares will be entitled to vote and receive dividends, if any. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:

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

•	causes, in the case of Mr. Mastandrea’s restricted shares, that he not be appointed as our Chief Executive Officer, or in the case of Mr. Dee’s restricted shares, that he not be appointed as our Chief Financial Officer, or

•	in the case of Mr. Mastandrea’s restricted shares, causes him to be removed as our Chairman and Chief Executive Officer, and such change is not supported by him, or in the case of Mr. Dee’s restricted shares, causes him to be removed as our Chief Financial Officer, and such change is not supported by him.

If the Class A Preferred Share exchange offer is closed, the restricted Class A Preferred Shares will be exchanged for restricted Common Shares at the rate of 22.881 Common Shares for each Class A Preferred Share; provided that, Messrs. Mastandrea and Dee will have the right to retain a number of Class A Preferred Shares that is equal to 51% of the Class A Preferred Shares outstanding after the closing of the exchange offer and retain the right to convert each of their remaining Class A Preferred Shares into 22.881 Common Shares.

In addition, under the restricted share agreements, Mr. Mastandrea will have the right to appoint five trustees to our Board as long as Paragon Real Estate Development, LLC owns either

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

Under a separate additional contribution agreement, additional Common Shares will be issued to Messrs. Mastandrea and Dee if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by our Board. The Common Shares they receive under the additional contribution agreement will be restricted until Stonehaven achieves specified increases in net operating income and funds from operations for the additional contribution agreement; provided that the Common Shares will vest immediately upon any shift in ownership, as such term is described above in the discussion of the restricted share agreements.

Our existing Operating Partnership Agreement was amended whereby the Company granted two of the limited partners, which are controlled by Mr. Lund, our former Chief Executive Officer and a member of our Board of Trustees, and Mr. Hoyt, our former Chairman of the Board and a member of our Board of Trustees, an exclusive option to purchase all of the units in the Operating Partnership held by the Company. Our units represent 92.9% of the outstanding interests in the partnership. If exercised, this option will result in the sale of all our existing Minnesota properties. The option may be exercised any time after September 30, 2003 and before March 31, 2004 at a purchase price equal to 92.9% of the difference between $8,275,000 and the then mortgage balances, not to exceed $6,443,075. The purchase price was determined based on an independent appraisal. If the option is not exercised by March 31, 2004, we have the right to put the option to the optionees and require that they purchase our units. Our put right expires April 30, 2004.

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

Various components of the transactions contemplated by the Contribution Agreement are subject to shareholder approval. On May 8,2003, we filed a preliminary proxy statement for a shareholder meeting as well as an exchange offer related to the one-time incentive exchange offer for our Class A Preferred Shares.

As a condition to the Contribution Agreement, Mr. Lund, Mr. Hoyt and Paul T. Lambert, who are

Trustees of the Company and, as of March 31, 2003, collectively own 36.6% of our Class A Preferred and Common Shares voting together as a single class, agreed to vote their shares in favor of the Contemplated Transactions and to convert their Class A Preferred Shares in the exchange offer. Messrs. Lund, Hoyt and Lambert granted Messrs. Mastandrea and Dee an irrevocable proxy to vote our shares owned by Messrs. Lund, Hoyt and Lambert in favor of the Contribution Agreement and the Contemplated Transactions and against any proposal that impairs in any material respect our ability to perform our obligations under the Contribution Agreement or prevents or materially delays the closing of the transactions contemplated by the Contribution Agreement. Messrs. Lund, Hoyt, Lambert, Mastandrea and Dee have also agreed to certain transfer restrictions with respect to their common and preferred shares of Stonehaven.

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

Results of Operations

Comparison of the Three-Month Period Ended March 31, 2003 and 2002

Revenues from Continuing Operations

Rental revenue remained relatively constant for the three-month period ended March 31 2003 compared to the three-month period ended March 31, 2002 as average occupancy remained relatively constant: 88.4% for the three-month period ended March 31, 2003 as compared to 88.5% for the three-month period ended March 31, 2002.

Tenant recoveries increased by approximately $27,000 or 33.6% for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002. The increased tenant recoveries were primarily a result of a reimbursement to tenants for their overpayment of their pro-rata share of operating expenses during the three-month period ended March 31, 2002.

Interest income and other income remained relatively constant for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002.

Expenses from Continuing Operations

Total expenses increased from approximately $530,000 for the three-month period ended March 31, 2002 to $586,000 for the three-month period ended March 31, 2003, a net increase of $56,000 described below.

Property, operating and maintenance increased approximately by $11,000 or 25.0% for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 primarily a result of general building maintenance.

Property taxes and insurance decreased by approximately $3,000 or 3.0% for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 primarily as a result of a real estate tax appeal on the Plymouth Properties.

Depreciation and amortization decreased by approximately $7,000 or 10.6% for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 primarily as a result of the write down of our real estate investments during 2002.

Interest decreased by approximately $38,000 or 31.5% for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 primarily as a result of a reduced interest rate on the mortgages associated with the Plymouth Properties.

General and administrative increased approximately by $91,000 or 46.1% for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 primarily as a result of increased costs associated with our exploration of alternatives for growth of the Company.

Management fees remained relatively constant for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002.

Loss from operations before gain on sale of marketable securities and loss allocated to minority interest

As a result of the above, loss from operations before gain on sale of marketable securities and loss allocated to minority interest increased from approximately $223,000 for the three-month period ended March 31, 2002 to approximately $255,000 for the three-month period ended March 31, 2003.

Gain on sale of marketable securities

The gain on sale of marketable securities of approximately $56,000 for the three-month period ended March 31, 2002, was a result of our sale of 40,000 shares of Stellent common stock at an average price of $31.34 per share. Our Stellent stock was acquired in connection with the disposition of our technology segment on July 10, 2001 and was valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001.

Loss allocated to minority interest

Loss allocated to minority interest increased from approximately $7,000 for the three-month period ended March 31, 2002 to approximately $10,000 for the three-month period ended March 31, 2003.

Loss from continuing operations

Loss from continuing operations increased from approximately $160,000 for the three-month period ended March 31, 2002 to approximately $245,000 for the three-month period ended March 31, 2003. The most significant components of this change was the gain on sale of marketable securities in the amount of approximately $56,000 during the three-month period ended March 31, 2002 and increased general and administrative costs of approximately $91,000 for the three-month period ended March 31, 2003, offset, in part, by increased tenant recoveries of approximately $27,000 and decreased interest expense of $38,000 for the three-month period ended March 31, 2003.

Discontinued operations

Loss from discontinued operations, net of tax of approximately $0 and $13,000 for the three-month periods ended March 31, 2003 and 2002, respectively, were a result of the Company’s discontinued operations of its technology segment.

Net loss available to Common Shareholders

Based on the above, the net loss available to Common Shareholders increased from approximately $173,000 for the three-month period ended March 31, 2002 to $245,000 for the three-month period ended March 31, 2002. The most significant components of this change was the gain on sale of marketable securities in the amount of approximately $56,000 during the three-month period ended March 31, 2002 and increased general and administrative costs of approximately $91,000 for the three-month period ended March 31, 2003, offset, in part, by increased tenant recoveries of approximately $27,000 and decreased interest expense of $38,000 for the three-month period ended March 31, 2003 and discontinued operations of approximately $13,000 for the three-month period ended March 31, 2002.

Liquidity and Capital Resources

Short Term and Long Term Liquidity

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. For the three-months ended March 31, 2003 and March 31, 2002, our net cash used in operating activities totaled approximately $52,000 and $136,000, respectively.

As of March 31, 2003, our unrestricted cash resources were $776,000 and our marketable securities available for sale were approximately $169,000. Our marketable securities represented 40,000 shares of common stock of Stellent. The NASDAQ closing quote on May 5, 2003 was $4.70 per share of common stock of Stellent.

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

As a condition to the Contribution Agreement, the holders of our Class A Cumulative Convertible Preferred Shares will be asked to consent to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Class A Preferred Shares.

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

If the transactions contemplated by the Contribution Agreement are not successfully consummated, we recognize that the cash flow from our properties is not expected to fully fund our future liquidity requirements. In this case, we intend to pursue available alternatives to preserve our cash to allow the Company to meet its ongoing obligations. Such alternatives include, among others, to pursue additional or alternate financing, to sell our properties or to discontinue meeting the ongoing dividend requirement of our Class A Preferred Shares. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.

On April 30, 2003, we confirmed that we would ask our holders of Class A Preferred Shares to consent to waive the May 2003 dividend payment and to eliminate any future dividends. The waiver will be sought in connection with the exchange offer under which we will offer to exchange each of our Class A Preferred Shares for 22.881 Common Shares.

The mortgage loans payable relating to the Plymouth I, II & III properties of approximately $4.2 million mature on June 30, 2003. Payments are required monthly consisting of interest only at the prime rate (4.25% at March 31, 2003). We are making arrangements to obtain an extension of the loan term for one year or more. However, there can be no guarantee that we will be successful in obtaining the extension or whether the extension will be at the same terms as the present loan. If the terms of the extension vary significantly from the present terms, or if we are unsuccessful in obtaining an extension, our operations, liquidity and financial results may be materially and adversely affected.

Cash Flows

During the three-month period ended March 31, 2003, cash flows were used primarily for (i) cash used in operating activities of approximately $52,000; (ii) cash used in discontinued operations of approximately $27,000 primarily a result of the settlement of outstanding liabilities; (iii) additions to real estate properties of approximately $142,000; (iv) payments for leasing costs of approximately $24,000; and (vi) payments on mortgage loans and notes payable of approximately $8,000. As a result, the Company’s cash balance decreased by approximately $253,000 from approximately $1,029,000 at December 31, 2002 to approximately $776,000 at March 31, 2003.

Business Objectives and Operating Strategies

The Contemplated Transactions are part of a national real estate strategy we are adopting to expand our asset base through acquisitions and build a national real estate business. As a part of the Contemplated Transactions we have entered into various agreements regarding employment and share issuances for Mr. Mastandrea and Mr. Dee to address their active involvement in seeking out new real estate acquisitions for us.

As discussed above, the consummation of the Contemplated Transactions is subject to various closing conditions, including shareholder approval and an absence of any material adverse changes prior to the closing of the transactions. As such, no assurance can be given that the transaction will be successfully consummated and if successfully consummated will be beneficial to our shareholders.

Current Tax Status

At March 31, 2003, the Company has net operating losses. As of December 31, 2002, the Company’s net operating losses were approximately $4,163,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether or not the Company will be able to use these loss carry forwards, which will expire in varying amounts through the year 2021.

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

Controls and Procedures

Within 90 days prior to May 8, 2003, the date of this report, James M. Mastandrea, our Chief Executive Officer and John J. Dee, our Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of a date (the “Evaluation Date”). Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

a.	None

b.	None

c.     Effective April 7, 2003, we issued 95,541 Class A Preferred Shares to Duane H. Lund in connection with his resignation as Chief Executive Office in accordance with the terms of his employment agreement dated March 4, 2003. The Company believes this issuance to be exempt from registration under Section 4(2) of the Securities Act.

d.     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description

3.4	Amended Bylaws

99.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports On Form 8-K

During the three month period ended March 31, 2003 and through May 8, 2003, the Company filed one current report on Form 8-K as follows:

Item 5 in connection with the Company’s entering into the Contribution Agreement and the related Contemplated Transactions filed March 5, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEHAVEN REALTY TRUST
	By:	/s/ James C. Mastandrea

Date: May 8, 2003		James C. Mastandrea Chief Executive Officer

STONEHAVEN REALTY TRUST
	By:	/s/ John J. Dee

Date: May 8, 2003		John J. Dee Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James C. Mastandrea, certify that:

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

4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

Date: May 8, 2003.

By:	/s/ James C. Mastandrea James C. Mastandrea Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John J. Dee, certify that:

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

4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

Date: May 8, 2003.

By:	/s/ John J. Dee John J. Dee Chief Financial Officer