Form 10KSB/A
period 2002-12-31
STONEHAVEN REALTY TRUST
filed 2003-05-30
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):   Yes                      No    X

STONEHAVEN REALTY TRUST
2002 ANNUAL REPORT ON FORM 10-KSB/A
TABLE OF CONTENTS

		Page

Explanatory Note			1

Part I
Item 1	Description of Business		1

Part III
Item 9	Trustees, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act		1

Item 11	Security Ownership of Certain Beneficial Owners and Management		5

Signatures			7

Explanatory Note

This Form 10-KSB/A is being filed by Stonehaven Realty Trust (the “Company”) as an amendment to its annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed March 29, 2003, to amend certain information contained in Items 1, 9 and 11 so that the information contained in these Items is consistent with the language contained in the Company’s Proxy Statement and Exchange Offer filed on May 30, 2003. The amendments to these Items are necessary due to the appointment of James C. Mastandrea and John J. Dee to Chief Executive Officer and Chief Financial Officer, respectively, on April 7, 2003 and other events related thereto. Other than the amendments specifically set forth in this Form 10-KSB/A, the remainder of the Company’s Form 10-KSB is unchanged.

Part I

Item 1. Description of Business

Recent Transactions

The last sentence of the third paragraph of this section is amended to read as follows:

“Further, the terms of office for Duane H. Lund, Kim A. Culp, Steven B. Hoyt and Edward Padilla as Trustees expire at the 2003 annual meeting of shareholders, and they are not seeking re-election.”

Part III

Item 9. Trustees, Executive Officers, Promoters and Control Persons, Compliance with
Section 16(a) of the Exchange Act

Board of Trustees, Executive Officers, Significant Employees and Family Relationships

The names, ages and positions of our Trustees, executive officers and key employees are as follows:

			Expiration of
Name	Age	Position	Term

James C. Mastandrea	59	Chairman of the Board, Chief Executive Officer and President	2006

John J. Dee	52	Senior Vice President, Chief Financial Officer and Trustee	2004

Duane H. Lund	39	Trustee and Vice President	2003 (1)

Daryl J. Carter	47	Nominee for Election as Trustee at the 2003 Annual Meeting of Trustees	2005

			Expiration of
Name	Age	Position	Term

Kim A. Culp	51	Trustee	2003(1)

Daniel G. DeVos	45	Trustee	2006

Steven B. Hoyt	51	Trustee	2003(1)

Paul T. Lambert	50	Trustee	2004

Michael T. Oliver	60	Trustee	2005

Edward Padilla	47	Trustee	2003(1)

Steven M. Edelman	48	Senior Vice President and Chief Investment Officer	Not Applicable

(1)	The terms of office for Mr. Lund, Mr. Culp, Mr. Hoyt and Mr. Padilla as Trustees expire at the 2003 annual meeting. These Trustees are not seeking re-election at the annual meeting.

The business experience, principal occupations and employment, as well as the periods of service, of each of our Trustees and executive officers during at least the last five years are set forth below.

James C. Mastandrea was appointed as President and Chairman of the Board of Trustees on March 4, 2003, and Chief Executive Officer on April 7, 2003. In May 1998, Mr. Mastandrea returned as Chairman and Chief Executive Officer to MDC Realty Corporation, Chicago, Illinois, which he founded in 1978 and had used for the development of over $500 million of real estate projects until 1993. From July 1993 to December 1993, Mr. Mastandrea was President of First Union Real Estate Investments, a publicly traded real estate investment trust headquartered in Cleveland, Ohio. From January 1994 until his departure in May 1998, he was Chairman of the Board of Trustees and Chief Executive Officer of First Union Real Estate Investments. During his tenure at First Union, Mr. Mastandrea and his management team substantially grew the assets of the Trust from $495 million at the beginning of 1994 to $934 million at the end of 1997, along with commensurate growth in net operating income and funds from operations. In 1999, Mr. Mastandrea formed Eagle’s Wings Aviation Corporation, where he served as Chief Executive Officer, to purchase a troubled aviation services business. At the time of the purchase, the business was in default on its debt obligations. Following the September 11, 2001 terrorist attacks, the business was further adversely affected. In March 2002, Eagle’s Wings Aviation Corporation filed for protection under Chapter 11 of the federal bankruptcy laws. Mr. Mastandrea has been the general partner of Hampton since its formation in 1983. Mr. Mastandrea is a Director of Cleveland State University Foundation Board and Chairman of the Nominating Committee, and a Director and a member of the Real Estate Committee of University Circle Inc., Cleveland, Ohio.

John J. Dee was appointed as Senior Vice President of Stonehaven, and elected as a Trustee on March 4, 2003, and Chief Financial Officer on April 7, 2003. From 2002 to 2003, Mr. Dee was Senior Vice President and Chief Financial Officer of MDC Realty Corporation, Cleveland, Ohio, an affiliate of MDC Realty Corporation, Chicago, Illinois. From 2000 to 2002, Mr. Dee was Director of Finance and Administration for Frantz Ward, LLP, Cleveland, Ohio, a Cleveland-based law firm with approximately 100 employees. From 1978 to 2000, Mr. Dee held various management positions with First Union Real Estates Investments. Mr. Dee is licensed as a CPA in the State of Ohio.

Duane H. Lund has been a Trustee since December 1999 and also serves as our Vice President. Mr. Lund served us in various other capacities since 1998, including Chief Executive Officer from

November 1998 until April 2003 and Chief Financial Officer from February 2001 until April 2003. Mr. Lund was a founding shareholder of First Industrial Realty Trust, Inc. and served as a Senior Regional Director of First Industrial from 1994 to 1998. In such capacity, Mr. Lund acquired and managed over 11,000,000 square feet of commercial property with a value in excess of $750 million. From 1989 to 1994, Mr. Lund was an acquisition partner with The Shidler Group, where he was involved in coordinating the underwriting and due diligence for over $200 million of commercial property. Mr. Lund is a member of the Board of Directors of the Wisconsin Real Estate Alumni Association and a former Board member of the National Association of Industrial and Office Properties, Minnesota Chapter and former member of the Advisory Boards of the Midwest Real Estate News, the Minnesota Real Estate Journal and a current member of the KPMG Peat Marwick Alumni Association.

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

Kim A. Culp has been a Trustee since May 15, 2002. Mr. Culp is Regional Chairman of Marshall & Ilsley Bank. Mr. Culp was an original investor, Vice Chairman and President of Century Bank prior to its sale to Marshall & Ilsley Bank of Milwaukee. Previously, he was co-owner, President and Chief Executive Officer of The Shelard Group, a commercial real estate services company that provided leasing, brokerage and property management services, located in Minneapolis, Minnesota. Mr. Culp currently has office, multi-family and industrial real estate holdings. Mr. Culp holds a B.A. from the University of St. Johns and currently serves on the Board of Directors of Ryan Companies and Marshall & Ilsley Minnesota.

Daniel G. DeVos was appointed as a Trustee on March 4, 2003. Mr. DeVos is Chairman of the Board and CEO of DP Fox Ventures, LLC, a diversified management enterprise with investments in real estate, transportation, entertainment and sports teams. In addition, Mr. DeVos is the owner of the Grand Rapids Rampage (AFL), Grand Rapids Griffins (AFL), and has ownership interests in the Orlando Magic (NBA), Orlando, Florida. Mr. DeVos is a Director of: Alticor, Inc., the parent of Amway Corporation, Grand Rapids, Michigan; Genmar Industries, a privately-held boat manufacturer in Minneapolis, Minnesota; and the Orlando Magic (NBA), Orlando, Florida. From 1994 to 1998, Mr. DeVos served as a Trustee of the Board of Trustees of First Union Real Estate Investment.

Steven B. Hoyt has been a Trustee since November 1998. He has served as Chief Executive Officer of Hoyt Properties, Inc. from 1989 to present. Hoyt Properties currently owns over 1,000,000 square feet of industrial and office property in Minnesota and has developed over 5,000,000 square feet of commercial property since its inception. From 1994 to 1995, Mr. Hoyt served as a Senior Regional Director of First Industrial Realty Trust, Inc. Mr. Hoyt has been a member of the Board of Directors of the Better Business Bureau and has served in numerous state and national positions for the National Association of Industrial and Office Parks (NAIOP).

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

Michael T. Oliver was appointed as a Trustee of the Board of Trustees of Stonehaven on March 4, 2003. Mr. Oliver is the Director of Real Estate and Private Investments of the Alaska State Pension Board of the Alaska State Pension Fund, Juneau, Alaska, a position he has held since August 2000. Prior to joining the Alaska State Pension Board, Mr. Oliver was a consultant from March 1998 to July 2000 to MPAC Capital Markets, Seattle, Washington, and a consultant to the Asian government concerning laws governing REITs. From April 1996 to March 1998, Mr. Oliver was Chairman of RERC Capital Markets, LLC, Chicago, Illinois.

Edward Padilla has been a Trustee since May 15, 2002. Mr. Padilla is President and Chief Executive Officer of NorthMarq (Northland/Marquette) Capital Group. Mr. Padilla joined NorthMarq in 1991, first as managing director of the Minneapolis Regional Office, then in 1996 as executive vice president, at which time his responsibilities included managing the St. Louis and Chicago offices, as well as personal loan production in the Minneapolis office. Mr. Padilla holds a B.A. from the University of Minnesota and a J.D. Degree from William Mitchell College of Law. Mr. Padilla is also Minnesota Real Estate Broker.

Steven M. Edelman has been appointed as our Chief Investment Officer and Senior Vice President effective May 16, 2003. From 1999 until joining Stonehaven, Mr. Edelman served as the Chief Financial Officer of Carnegie Management & Development Corporation located in Westlake, Ohio. Carnegie Management is a $350 million privately held developer, owner and manager of retail, office and special use properties. From 1980 to 1999, Mr. Edelman served with First Union Real Estate Investments (NYSE: FUR) located in Cleveland, Ohio. Most recently, from 1997 to 1999, he served as its Executive Vice President and Chief Financial Officer, and from 1995 to 1996 as its Executive Vice President and Chief Investment Officer.

Officers are elected by the Board of Trustees and serve at the discretion of the Board.

Item 11. Security Ownership of Management and Certain Beneficial Owners

The following table includes certain information with respect to the beneficial ownership of our shares by: (i) each person known by us to own more than 5% in interest of the outstanding shares: (ii) each of the Trustees and each nominee for Trustee; (iii) each of our executive officers; and (iv) all of the Trustees and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated. The table shows ownership as of May 12, 2003, before approval of the Contemplated Transactions (as that term is defined in the Form 10-KSB filed on March 31, 2003) and after all of the Contemplated Transactions have been approved and all stock issued in connection with each transaction. The table does not reflect the irrevocable proxy granted by Mr. Lund, Mr. Hoyt and Mr. Lambert to Mr. Mastandrea and Mr. Dee to vote their Stonehaven shares in favor of the Contribution Agreement and the Contemplated Transactions and against any proposal that impairs in any material respect our ability to perform our obligations under the Contribution Agreement or prevents or materially delays the closing of the Contemplated Transactions.

							After Completion
	Before Approval of Transactions						of Transactions (12)

						All
	Common Shares (2)			Preferred Shares (3)		Shares	Common Shares

Name and Address (1)	Number		Percent	Number	Percent	Percent	Number		Percent

Steven B. Hoyt	868,644	(4)	18.3%	113,367	14.9%	17.1%	273,702		*

Paul T. Lambert (5)	871,354		19.1%	65,000	8.6%	15.2%	2,358,619		7.3%

Duane H. Lund	595,195	(6)	12.8%	96,541	12.7%	12.8%	—		—

Sutter Opportunity Fund 2, LLC (7)	—		—	41,800	5.5%	2.0%	956,426		3.0%

Kim A. Culp	50,000	(8)	1.1%	—	—	*	—		—

Edward Padilla	50,000	(9)	1.1%	—	—	*	—		—

James C. Mastandrea	—		—	—	—	—	34,550,675	(13)	68.0%

John J. Dee	—		—	—	—	—	15,926,960	(14)	49.5%

Daryl J. Carter	—		—	—	—	—	—		—

Daniel G. DeVos	—		—	—	—	—	—		—

Michael T. Oliver	—		—	—	—	—	—		—

All trustees and current executive officers as a group (10)	2,435,193	(11)	48.5%	274,908	36.2%	44.3%	36,909,294	(15)	72.6%

*	Indicates less than one percent

(1)	Unless otherwise indicated, the address of each beneficial owner listed is our corporate headquarters. Before approval of the Contemplated Transactions, the address is 5620 Smetana Road, Suite 130, Minnetonka, Minnesota 55343. After completion of the Contemplated Transactions, the address is 1240 Huron Road, Suite 301, Cleveland, Ohio 44115.

(2)	Based on 4,517,524 common shares outstanding as of May 12, 2003.

(3)	Based on 758,832 preferred shares outstanding as of May 12, 2003. Each preferred share is presently convertible into 3.448 common shares.

(4)	Includes options to purchase 50,000 common shares which are currently exercisable and 177,750 common units of the operating partnership, Wellington Properties Investments, L.P., which are exchangeable one-for-one into our common shares. Also includes 319,289 common shares held jointly with Michelle Hoyt, Mr. Hoyt’s spouse. Mr. Hoyt’s options will expire 90 days after he ceases to be a trustee, or 90 days after the shareholders’ meeting.

(5)	Includes options to purchase 50,000 common shares which are currently exercisable and 766,354 common shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager.

(6)	Includes options to purchase 130,000 common shares which are currently exercisable and 465,195 common shares held by WLPT Funding, LLC, of which Mr. Lund is the owner and sole manager. Mr. Lund’s options will expire 90 days after he ceases to be a trustee, or 90 days after the shareholders’ meeting.

(7)	The address of Sutter Opportunity Fund 2, LLC is 150 Post Street, uite 405, San Francisco, California 94108.

(8)	Includes options to purchase 50,000 common shares which are currently exercisable. Mr. Culp’s options will expire 90 days after he ceases to be a trustee, or 90 days after the shareholders’ meeting.

(9)	Includes options to purchase 50,000 common shares which are currently exercisable. Mr. Padilla’s options will expire 90 days after he ceases to be a trustee, or 90 days after the shareholders’ meeting.

(10)	Includes nine named persons before approval of the Contemplated Transactions and six named persons after completion of the Contemplated Transactions.

(11)	Includes options to purchase 330,000 common shares which are currently exercisable. Also includes 177,750 common units of the operating partnership, Wellington Properties Investments, L.P., which are exchangeable one-for-one into common shares.

(12)	Based on 32,172,026 common shares outstanding after completion of the Contemplated Transactions. Assumes all preferred shares have been tendered in the exchange offer and exchanged for common shares, including the restricted shares issued to Mr. Mastandrea and Mr. Dee under their restricted share agreements. Also assumes all common units of Wellington Properties Investments, L.P. have been purchased by WLPT Funding, LLC, which is controlled by Mr. Lund, and Hoyt Properties, Inc., which is controlled by Mr. Hoyt, and that the purchase price was paid with a combination of cash and the redemption by Stonehaven of a total of 5,635,292 common shares owned by Mr. Hoyt and Mr. Lund.

(13)	Includes 18,623,715 common shares issuable upon the conversion of 813,938 limited partnership units of Paragon Real Estate, L.P., our newly formed operating partnership, held by Hampton Court Associates, L.P., of which Mr. Mastandrea is the general partner. Also includes 15,926,960 restricted common shares held by Paragon Real Estate Development, LLC of which Mr. Mastandrea is the managing member.

(14)	Includes 15,926,960 restricted common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(15)	Includes options to purchase 50,000 common shares which are currently exercisable. Also includes 18,623,715 common shares issuable upon the conversion of 813,938 limited partnership units of Paragon Real Estate, L.P and 15,926,960 restricted common shares held by Paragon Real Estate Development, LLC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEHAVEN REALTY TRUST

By: /s/ James C. Mastandrea James C. Mastandrea, Chairman of the Board, Chief Executive Officer and President

Date: May 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

NAME	TITLE	DATE

/s/ James C. Mastandrea James C. Mastandrea	Chairman of the Board, Chief Executive Officer and President	May 28, 2003

/s/ John J. Dee John J. Dee	Senior Vice President, Chief Financial Officer and Trustee	May 28, 2003

/s/ Duane H. Lund Duane H. Lund	Trustee and Vice President	May 28, 2003

/s/ Kim A. Culp Kim A. Culp	Trustee	May 28, 2003

/s/ Daniel G. DeVos Daniel G. DeVos	Trustee	May 28, 2003

/s/ Steven B. Hoyt Steven B. Hoyt	Trustee	May 28, 2003

/s/ Paul T. Lambert Paul T. Lambert	Trustee	May 28, 2003

/s/ Michael T. Oliver Michael T. Oliver	Trustee	May 28, 2003

/s/ Edward Padilla Edward Padilla	Trustee	May 28, 2003