Form 10QSB
period 2003-06-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2003-08-13
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number:

0-25074

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	39-6594066 (I.R.S. Employer Identification Number)
1240 Huron Road, Suite 301, Cleveland, OH (Address of principal executive offices)	44115 (Zip code)

Issuer’s telephone number: 216-430-2700 Fax number: 216-430-2702

Stonehaven Realty Trust, 5620 Smetana Road, Suite 130, Minnetonka, MN 55343
(Former name and former address)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Shares, $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes/x/ No/ /

As of August 1, 2003, 31,382,566 shares of the issuer’s common shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes/ / No/x/

This report contains 28 pages. There are five exhibits.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART I. Financial Information
Consolidated Balance Sheet—June 30, 2003 (unaudited)	Page 3
Consolidated Statements of Operations—Six-months ended June 30, 2003 and June 30, 2002 (unaudited)	Page 4
Consolidated Statements of Operations—Three-months ended June 30, 2003 and June 30, 2002 (unaudited)	Page 5
Consolidated Statements of Cash Flows—Six-months ended June 30, 2003 and June 30, 2002 (unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Management’s Discussion and Analysis of Financial Condition and Plan of Operation	Page 17
Controls and Procedures	Page 25
Part II. Other Information
Changes in Securities	Page 26
Submission of Matters to a Vote of Security Holders	Page 26
Other Information	Page 27
Exhibits and Reports on Form 8-K	Page 28
Signatures	Page 28

PART I. FINANCIAL INFORMATION

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Balance Sheet
June 30, 2003
(unaudited)

ASSETS
Investments in real estate:
Land	$1,790,434
Buildings and improvements	7,224,758
Furniture, fixtures and equipment	78,172

9,093,364
Accumulated depreciation and amortization	(905,514)

Net investments in real estate	8,187,850
Cash and cash equivalents	371,630
Marketable securities	216,000
Restricted cash	280,779
Other assets, net	323,855

TOTAL ASSETS	$9,380,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable	$6,432,041
Accounts payable and accrued expenses	697,676
Security deposits	45,000

Total liabilities	7,174,717

Minority interest in consolidated subsidiary	—

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized; 280,790 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,808
Common Shares – $0.01 par value, 100,000,000 authorized; 31,382,566 shares issued and outstanding	313,826
Additional paid-in capital	28,035,362
Accumulated other comprehensive income, net unrealized gain on marketable securities	66,000
Accumulated deficit	(23,767,859)
Treasury stock, at cost	(39,769)
Unearned compensation	(2,404,971)

Total shareholders’ equity	2,205,397

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,380,114

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the six months ended June 30,

	2003	2002

Revenues
Rental revenue	$440,119	$434,981
Tenant recoveries	224,430	212,749
Interest and other	6,433	16,486

Total revenues	670,982	664,216

Expenses
Property, operating and maintenance	104,666	78,175
Property taxes and insurance	172,998	175,628
Depreciation and amortization	110,910	127,136
Interest	168,282	243,540
General and administrative	886,583	339,471
Management fees	32,108	31,316
Non-recurring real estate expense	350,000	—

Total expenses	1,825,547	995,266

Loss from operations before gain on sale of marketable securities and loss allocated to minority interest	(1,154,565)	(331,050)
Gain on sale of marketable securities	—	55,889
Loss allocated to minority interest	42,570	24,736

Loss from continuing operations	(1,111,995)	(250,425)
Discontinued operations:
Loss from discontinued operations	—	(49,757)

Net loss	(1,111,995)	(300,182)
Preferred Share Dividends	—	(315,063)

Net loss available to Common Shareholders	$(1,111,995)	$(615,245)

Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.24)	$(0.14)

Weighted average number of Common Shares outstanding: Basic and Diluted	4,665,950	4,517,524

Comprehensive loss:
Net loss	$(1,111,995)	$(300,182)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	38,800	(987,200)

Comprehensive loss	$(1,073,195)	$(1,287,382)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30,

	2003	2002

Revenues
Rental revenue	$221,495	$213,975
Tenant recoveries	117,334	132,568
Interest and other	1,176	10,082

Total revenues	340,005	356,625

Expenses
Property, operating and maintenance	47,218	32,225
Property taxes and insurance	87,833	87,836
Depreciation and amortization	54,918	64,471
Interest	84,569	121,331
General and administrative	598,708	142,473
Management fees	16,268	16,710
Non-recurring real estate expenses	350,000	—

Total expenses	1,239,514	465,046

Loss from operations before loss allocated to minority interest	(899,509)	(108,421)
Loss allocated to minority interest	32,712	17,786

Loss from continuing operations	(866,797)	(90,635)
Discontinued operations:
Loss from discontinued operations	—	(36,687)

Net loss	(866,797)	(127,322)
Preferred Share Dividends	—	(315,063)

Net loss available to Common Shareholders	$(866,797)	$(442,385)

Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.18)	$(0.10)

Weighted average number of Common Shares outstanding: Basic and Diluted	4,812,744	4,517,524

Comprehensive loss:
Net loss	$(866,797)	$(127,322)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	47,200	(205,200)

Comprehensive loss	$(819,597)	$(332,522)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,111,995)	$(300,182)
Adjustments to reconcile net loss to net cash used in continuing operations:
Discontinued operations, net of tax	—	49,757
Compensation costs paid through the issuance of Class A Preferred Shares	300,000	—
Depreciation and amortization	110,910	127,136
Loss allocated to minority interest	(42,570)	(24,736)
Gain on sale of marketable securities	—	(55,889)
Net change in assets and liabilities:
Restricted cash	(3,853)	(6,101)
Other assets, net	(158,168)	(18,785)
Income taxes payable	—	(16,765)
Accounts payable and accrued expenses	291,723	(118,732)
Security deposits	—	10,000

Net cash used in continuing operations	(613,953)	(354,297)

Cash flows from investing activities:
Additions to real estate properties	—	(19,711)
Acquisition of computer hardware, software and other fixed assets	—	(8,250)
Cash proceeds from sale of marketable securities	—	1,253,489
Additions to leasing costs	—	(31,184)

Net cash provided by investing activities	—	1,194,344

Cash flows from financing activities:
Payments on mortgage loans and notes payable	(16,433)	(56,624)
Dividends/distributions paid	—	(315,063)

Net cash used in financing activities	(16,433)	(371,687)

Net cash used in discontinued operations	(27,249)	(73,167)

Net increase (decrease) in cash and cash equivalents	(657,635)	395,193
Cash and cash equivalents
Beginning of period	1,029,265	1,540,766

End of period	$371,630	$1,935,959

Supplemental information to Consolidated Statements of Cash Flows
Interest paid	$168,282	$243,541

Supplemental non-cash information to Consolidated Statements of Cash Flows
Accrued financing costs	$23,465	$—

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Organization

Paragon Real Estate Equity and Investment Trust, formerly Stonehaven Realty Trust (the “Company,” “Paragon,” “we,” “our,” or “us”), is a real estate company, which acquires, owns and operates commercial real estate. As of June 30, 2003, we owned four commercial industrial properties that aggregate approximately 129,000 rentable square feet. We own our real estate investments through our operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which we are the sole general partner and own an approximate 92.9% interest.

On June 30, 2003, our shareholders approved the following:

•	The contribution of apartment buildings (“Richton Trail”) by Hampton Court Associates, LP (“Hampton”), an affiliate of Paragon Real Estate Development, LLC (“Paragon Development”), to a newly-established operating partnership of the Company to be called Paragon Real Estate, LP (“UPREIT”) in exchange for 813,938 restricted units in the UPREIT. This contribution occurred on July 1, 2003. After four years from the date of contribution, Hampton may redeem, in whole or in part, its UPREIT restricted units for cash or, at our option we may elect to convert the restricted units into our common shares of beneficial interest of the Company (“Common Shares”). The conversion ratio would be 22.881 Common Shares for each restricted unit, or 18,623,715 Common Shares.

•	The issuance of 696,078 Class A Preferred Shares (“Preferred Shares”) pursuant to separate restricted share agreements to James C. Mastandrea and John J. Dee. Under the restricted share agreements, the restricted shares vest upon the later of the following dates:

•	the date our gross assets exceed $50.0 million, or

•	348,038 restricted shares will vest on March 4, 2004; 174,020 shares will vest on March 4, 2005 and the remaining 174,020 shares will vest on March 4, 2006.

•	Issuance of additional Common Shares to Messrs. Mastandrea and Dee if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by our Board. The Common Shares they receive under the additional contribution agreement will be restricted until we achieve specified increases in net operating income and funds from operations for the additional contribution agreement and will vest immediately upon any “shift in ownership,” as defined in the agreement.

•	The issuance of 22.881 Common Shares for each Preferred Share tendered in accordance with the terms of our exchange offer to the Preferred Shareholders. As a result, effective June 30, 2003, Preferred Shareholders exchanged 1,174,120 of the Preferred Shares, or nearly 81%, for 26,865,042 Common Shares. Messrs. Mastandrea and Dee retained 161,410 Preferred Shares after the exchange offer, or 51% of the total outstanding Preferred Shares and warrants to issue Preferred Shares. Messrs. Mastandrea and Dee retain the right to convert each of their remaining Preferred Shares into 22.881 Common Shares.

•	The change of our name to “Paragon Real Estate Equity and Investment Trust.”

•	The amendment to the terms of our Preferred Shares to eliminate all required dividends, the right of the Preferred Shareholders to elect a majority of our Board in the event of two consecutive dividend defaults, and a restriction on our ability to redeem the Preferred Shares.

•	The election of James C. Mastandrea, John J. Dee, Daniel G. DeVos, Michael T. Oliver and Daryl J. Carter to the Board of Trustees.

•	The sale of our general partnership interest in our existing Operating Partnership, which results in the sale of all the property we currently own. Our existing Operating Partnership Agreement was amended whereby the Company granted two of the limited partners, which are controlled by Duane H. Lund, our former Chief Executive Officer and a former member of our Board of Trustees, and Steven B. Hoyt, our former Chairman of the Board, an exclusive option to purchase all of the units in the Operating Partnership held by the Company. Our units represent 92.9% of the outstanding interests in the partnership. This option, to be exercised as of October 1, 2003, will result in the sale of all our existing Minnesota properties. The proceeds from the sale of the Minnesota properties, net of closing costs and the mortgage balances assumed by the buyer, are expected to be approximately $1,660,000. The proceeds from the sale will be paid in a combination of approximately $830,000 in cash and our Common Shares at an average closing price for the 30 calendar days prior to June 27, 2003 or $0.28.

Pursuant to the Supplemental Closing Agreement (“Supplemental Agreement”) dated June 27, 2003 modifying Amendment No. 1 to the Agreement of Limited Partnership of Wellington Properties Investments, LP (“Amendment No. 1”), the option was exercised effective June 27, 2003 and the sale of the Minnesota properties is scheduled to close on October 1, 2003. Further, the purchase price payable in a combination of cash and our Common Shares was adjusted for the average closing price of our Common Shares for the 30 calendar days prior to June 27, 2003 or $0.28.

The American Stock Exchange notified us that the outstanding Preferred Shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on the exchange. We do not intend to seek another trading market for the Preferred Shares. Non-affiliated holders of 119,380 Preferred Shares retain the right to convert each of their shares for 3.448 Common Shares. Messrs. Mastandrea and Dee hold 161,410 Preferred Shares, which are convertible for 22.881 Common Shares.

As a result of our name change to “Paragon Real Estate Equity and Investment Trust”, our Common Shares trade under the new symbol “PRG” on the American Stock Exchange.

Note 2 - Basis of Presentation

We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items, except for non-recurring real estate expense and the discontinued operations of our technology segment) necessary for a fair presentation of the financial position of the Company as of June 30, 2003, the results of their operations for the six months ended June 30, 2003 and 2002, the results of their operations for the three months ended June 30, 2003 and 2002, and of their cash flows for the six month periods ended June 30, 2003 and 2002, have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB/A for the year ended December 31, 2002.

Note 3 - Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2003, and the reported amounts of revenues and expenses for the six-months and three-months ended June 30, 2003 and 2002. Actual results could differ from those estimates. Significant estimates include the valuation of investments in real estate, marketable securities and deferred taxes, and these significant estimates, as well as other estimates and assumptions, which may change in the near term.

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

During the quarter ended June 30, 2003, we recorded non-recurring real estate expense in the amount of $350,000. This expense represented $280,000 of tenant improvements, $31,000 of leasing commissions and $39,000 of professional expense incurred on the Minnesota properties. The sale of the Minnesota properties is scheduled to close on October 1, 2003 and the amount of proceeds to be received from the sale will not be increased as a result of these expenditures.

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

Other Assets

As of June 30, 2003, other assets include deferred financing costs incurred to obtain and secure mortgage debt financing, deferred leasing costs incurred in connection with commercial tenant leases, and deferred costs associated with the acquisition and disposition of real estate assets. Other assets are carried at cost, less accumulated amortization.

The deferred financing costs are being amortized over the life of the respective loans on a straight-line basis. Accumulated amortization related to deferred financing costs as of June 30, 2003 was approximately $30,000.

The deferred leasing costs are being amortized over the life of the respective lease term on a straight-line basis. Accumulated amortization related to deferred leasing costs as of June 30, 2003 was approximately $9,000.

As of June 30, 2003, deferred costs related to the acquisition and disposition of real estate assets are approximately $138,000. Approximately $84,000 will be added to our basis in Richton Trail and depreciated on a straight-line basis over the properties useful life and approximately $54,000 will be added to our basis in the Minnesota properties and used in calculating our gain/loss on the sale of those properties in October 2003.

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

Stock Based Compensation

At June 30, 2003, we have one stock-based employee compensation plan, which is described more fully in our Annual Report of Form 10-KSB/A for the year ended December 31, 2002. During the six-month period ended June 30, 2002, the Company issued options as to 250,000 Common Shares under this plan. The Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, to stock based employee compensation.

	For the six months ended June 30,

	2003	2002

Net loss available to Common Shareholders	$(1,111,995)	$(615,245)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	44,000

Pro forma net loss available to Common Shareholders	$(1,111,995)	$(659,245)

Net loss available to Common Shareholders per Common Share:
Basic and Diluted – as reported	$(0.24)	$(0.14)

Basic and Diluted – pro forma	$(0.24)	$(0.13)

Income Taxes

Because we are no longer a REIT for federal income tax purposes, we now account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We will be eligible to re-elect REIT status on January 1, 2005.

At June 30, 2003, we have net operating losses. As of December 31, 2002, our net operating losses were approximately $4,163,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether or not we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2021.

We are also subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Segment Disclosure

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as a single segment, which acquires, owns and operates commercial and residential real estate. During 2002 we discontinued operations of our technology segment.

Reclassification

As a result of reporting our technology segment as discontinued operations, certain amounts in the June 30, 2002 financial statements have been reclassified to conform to the June 30, 2003 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Note 4 - Marketable Securities

Our investments in marketable securities are available-for-sale and, as of June 30, 2003, represent 40,000 shares of Stellent common stock (“Stellent”). The shares were acquired in connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001 and were recorded at $29.94 per share based on the NASDAQ closing quote of Stellent on July 9, 2001. The shares were unregistered when acquired and Stellent subsequently registered the shares with the Securities and Exchange Commission effective September 7, 2001.

As of June 30, 2003, the fair market value of these marketable securities aggregated approximately $216,000 (based upon the NASDAQ closing quote of $5.40 per share of Stellent on June 30, 2003). As of June 30, 2002, we recorded an unrealized loss on marketable securities of $987,200 (based upon the NASDAQ closing quote of $4.50 per share of Stellent on June 28, 2002). Based on the aggregate fair market value of our marketable securities as of June 30, 2003 as compared to the aggregate fair market value as of December 31, 2002 of $177,200, we have recorded an unrealized gain on marketable securities of $38,800.

Subsequent to June 30, 2003, we sold 15,000 shares of Stellent at an average price of $7.85 per share and recognized a gain on the sale of these shares totaling approximately $61,000.

During the month of January 2002, the Company sold 40,000 Stellent Shares at an average price of $31.34 per share and recognized a gain on the sale of these shares totaling approximately $56,000. The Company recognizes gain or loss on the sale of marketable securities based upon the first-in-first-out method.

The NASDAQ closing quote on August 1, 2003 was $7.17 per share of Stellent.

Note 5 - Mortgage Loans Payable

The mortgage loans payable relating to the Plymouth I, II & III properties of approximately $4.2 million matured on June 30, 2003 and have been extended through June 30, 2004. Payments are required monthly in the amount of approximately $23,000, which represents principal and interest at 4.25%.

Note 6 - Equity/Distributions

Effective April 7, 2003, we issued 95,541 Preferred Shares to Duane H. Lund in connection with his resignation as Chief Executive Officer in accordance with the terms of his employment agreement dated March 4, 2003 and recorded compensation expense of $300,000 as a result of the issuance and employment termination.

Effective June 30, 2003, we issued 696,078 Preferred Shares to Messrs. Mastandrea and Dee pursuant to separate restricted share agreements. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:

•	the date our gross assets exceed $50.0 million, or

•	348,038 restricted shares will vest on March 4, 2004; 174,020 shares will vest on March 4, 2005 and the remaining 174,020 shares will vest on March 4, 2006.

On June 30, 2003, the holders of our Preferred Shares consented to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Preferred Shares. The waiver was sought in connection with a one-time incentive exchange offer under which we offered to exchange each of our Preferred Shares for 22.881 Common Shares.

On June 30, 2003, Preferred Shareholders exchanged 1,174,120, or nearly 81%, of the Preferred Shares, in the one-time incentive exchange offer, for approximately 26,865,000 Common Shares at a conversion rate of 22.881 Common Shares for each of our Preferred Shares.

All of the above June 30, 2003 transactions are reflected as if they happened on June 30, 2003 immediately after being approved by our Shareholders.

The American Stock Exchange notified us that the outstanding Preferred Shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on the exchange. We do not intend to seek another trading market for the Preferred Shares. Non-affiliated holders of 119,380 Preferred Shares retain the right to convert each of their shares for 3.448 Common Shares. Messrs. Mastandrea and Dee hold 161,410 Preferred Shares, which are convertible for 22.881 Common Shares.

As a result our name change to “Paragon Real Estate Equity and Investment Trust”, our Common Shares trade under the new symbol “PRG” on the American Stock Exchange.

Note 7 - Discontinued Operations

Losses from discontinued operations relating to Stonehaven Technologies, Inc. for the six-month periods ended June 30, 2003 and June 30, 2002 were approximately $0 and $50,000, respectively.

Note 8 - Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted are computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the six months ended June 30, 2003 and June 30, 2002 were 4,665,950 and 4,517,524, respectively. Common share equivalents of approximately 31.8 million and 2.9 million as of June 30, 2003 and June 30, 2002, respectively, include outstanding convertible Preferred Shares, warrants, stock options and Common Units, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the six months ended June 30,

	2003	2002

Numerator
Net loss from continuing operations	$(1,111,995)	$(250,425)
Discontinued operations:
Discontinued operations, net of tax	—	(49,757)

Net loss	(1,111,995)	(300,182)
Preferred Share Dividends	—	(315,063)

Net loss available to Common Shareholders	$(1,111,995)	$(615,245)

Denominator
Weighted average Common Shares outstanding at June 30, 2003 and June 30, 2002, respectively:
Basic and Diluted	4,665,950	4,517,524

Basis and Diluted EPS
Net loss from continuing operations	$(0.24)	$(0.06)
Discontinued operations:
Discontinued operations, net of tax	—	(0.01)

Net loss	(0.24)	(0.07)
Preferred Share Dividends	—	(0.07)

Net loss available to Common Shareholders - Basic and Diluted	$(0.24)	$(0.14)

Note 9 - Commitments and Contingencies

Liquidity

As of June 30, 2003, our unrestricted cash resources were $372,000 and our marketable securities available for sale were approximately $216,000. Our marketable securities represented 40,000 shares of Stellent. The NASDAQ closing quote on August 1, 2003 was $7.17 per share of Stellent.

Subsequent to June 30, 2003, we sold 15,000 shares of Stellent at an average price of $7.85 per share and recognized a gain on the sale of these shares totaling approximately $61,000. Net proceeds from these sales were approximately $117,000.

On March 4, 2003, we hired two executives and on June 30, 2003 the Common and Preferred Shareholders elected five new Trustees. Our new management intends to implement a business strategy that will involve nationwide real estate acquisition, development and re-development transactions. This strategy will be dependent on external sources of capital. Failure to obtain this capital will materially and adversely affect the strategy and will materially and adversely affect our operations, liquidity and financial results.

On June 30, 2003, the holders of our Preferred Shares consented to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Preferred Shares. The waiver was sought in connection with a one-time incentive exchange offer under which we will offer to exchange each of our Preferred Shares for 22.881 Common Shares.

We recognize that the cash flow from our properties is not expected to fully fund our future liquidity requirements. In this case, we intend to pursue available alternatives to preserve our cash to allow the Company to meet its ongoing obligations. Such alternatives include, among others, to pursue additional or alternate financing or to sell our properties. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.

Pursuant to the Supplemental Closing Agreement (“Supplemental Agreement”) dated June 27, 2003 modifying Amendment No. 1 to the Agreement of Limited Partnership of Wellington Properties Investments, LP (“Amendment No. 1”), the option was exercised effective June 27, 2003 and the sale of the Minnesota properties is scheduled to close on October 1, 2003. Proceeds from the sale of the Minnesota properties, net of closing costs and the mortgage balances assumed by the buyer, are expected to be approximately $1,660,000. The proceeds from the sale will be paid in a combination of approximately $830,000 in cash and our Common Shares at an average closing price for the 30 calendar days prior to June 27, 2003 or $0.28. We will also receive as a result of the sale cash in the amount of approximately $350,000 representing cash and cash equivalents and the restricted cash of the Minnesota properties.

Employment Agreements

Effective as of March 4, 2003, the Compensation Committee approved three new employment agreements. The employment agreement with Mr. Lund provided for an annual salary of $150,000 to be paid to Mr. Lund for his services as Chief Executive Officer through five days after the filing of the Company’s December 31, 2002 Form 10-KSB/A. In connection with the severance provision of this agreement, on April 7, 2003, Mr. Lund relinquished his position as Chief Executive Officer and, in consideration for his resignation, received 95,541 Preferred Shares in lieu of receiving a $300,000 severance payment. The number of shares issued was based on two times his annual salary with the price of the Preferred Shares based on the average closing price for the 30 calendar days prior to March 1, 2003. Mr. Lund received an annual salary of $60,000 for his services from April 7, 2003 until June 15, 2003.

The employment agreements with James C. Mastandrea and John J. Dee provide for an annual salary of $60,000 each effective as of March 4, 2003 and in connection therewith, Mr. Mastandrea was appointed as Chief Executive Officer and Mr. Dee was appointed as Chief Financial Officer on April 7, 2003. The initial terms of Messrs. Mastandrea and Dee’s employment are for two years and may be extended for terms of one year through their 70th birthday. Messrs. Mastandrea and Dee’s base annual salaries may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreements provide that Messrs. Mastandrea and Dee will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that their employment is terminated without cause by us or for good reason by either Messrs. Mastandrea or Dee.

The employment agreement with Steven M. Edelman provides for an annual salary of $60,000 effective as of May 16, 2003 and in connection therewith, Mr. Edelman was appointed as Senior Vice President and Chief Investment Officer. The initial term of Mr. Edelman’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Edelman’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Edelman will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Edelman.

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

Note 10 - Related Party Transactions

Management Fees

We maintain a property management agreement with Hoyt Properties, Inc. (“Hoyt”), an entity controlled by Steven B. Hoyt, our former Chairman of the Board, to serve as Property Manager of the commercial properties owned by us. In connection with the agreement, Hoyt manages the day-to-day operations of properties owned by us and receives a management fee for this service. Management fees paid to Hoyt were approximately $32,000 and $31,000 for the six-months ended June 30, 2003 and June 30, 2002, respectively.

Leasing Commissions

During the six-month period ended June 30, 2003, we paid a leasing commission of approximately $18,000 to Hoyt in connection with two new leases for a total of approximately 21,000 square feet.

Rental Expense

During the six-months ended June 30, 2003 and June 30, 2002, we recognized rental expense of approximately $8,000 and $12,000, respectively, related to office space leased from Hoyt.

Rental Income

On January 7, 2003, one of our tenants vacated their noncontiguous space of 31,219 square feet and moved into contiguous space in a building owned by an affiliate of Steven B. Hoyt, our former Chairman of the Board. In connection with this move, the tenant has indicated that it intends to continue to pay rent until the earlier of the expiration date of its lease of March 31, 2004 or until the space is re-leased. As of June 30, 2003, we have entered into two new leases on this vacated space. The first lease was effective March 1, 2003 for 9,154 square feet and the second lease was effective June 1, 2003 for 12,200 square feet.

Note 11 - Subsequent Event

We closed the acquisition of Richton Trail Apartments, a residential apartment complex located near Chicago, Illinois, effective as of July 1, 2003, following approval by our shareholders of the transaction on June 30, 2003. Our newly-established operating partnership, Paragon Real Estate, LP, acquired the Richton Trail Apartments along with the associated mortgage from Hampton Court Associates, LP, a partnership controlled by James C. Mastandrea, its general partner and our Chairman and Chief Executive Officer. In consideration for transferring Richton Trail, Hampton received 813,938 limited partnership units of Paragon Real Estate, LP. Each unit is redeemable after four years for cash, or, at our option, 22.881 of our Common Shares. We are the general partner of Paragon Real Estate, LP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

This report on Form 10-QSB contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in the economic conditions affecting industries in which the Company’s principal tenants compete, the Company’s failure to lease unoccupied space in accordance with the Company’s projections, the failure of the Company to re-lease occupied space upon expiration of leases, the bankruptcy of major tenants, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company’s acquisitions, the Company’s ability to obtain adequate insurance for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws and the other risks identified in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2002.

Overview

Paragon Real Estate Equity and Investment Trust, formerly Stonehaven Realty Trust (the “Company,” “Paragon,” “we,” “our,” or “us”), is a real estate company, which acquires, owns and operates commercial real estate. As of June 30, 2003, we owned four commercial industrial properties that aggregate approximately 129,000 rentable square feet.

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 26,186 square-foot light industrial facility in Plymouth, Minnesota

•	A 50,291 square-foot light industrial facility in Burnsville, Minnesota

As of June 30, 2003, our properties were 84.8% leased. We own our real estate investments through our operating partnership, Wellington Properties Investments, L.P. (“Operating Partnership”), of which we are the sole general partner and own an approximate 92.9% interest.

On June 30, 2003, our shareholders approved the following:

•	The contribution of apartment buildings (“Richton Trail”) by Hampton Court Associates, LP (“Hampton”), an affiliate of Paragon Real Estate Development, LLC (“Paragon Development”), to a newly-established operating partnership of the Company to be called Paragon Real Estate, LP (“UPREIT”) in exchange for 813,938 restricted units in the UPREIT. This contribution occurred on July 1, 2003. After four years from the date of contribution, Hampton may redeem, in whole or in part, its UPREIT restricted units for cash or, at our option we may elect to convert the restricted units into our common shares of beneficial interest of the Company (“Common

Shares”). The conversion ratio would be 22.881 Common Shares for each restricted unit, or 18,623,715 Common Shares.

•	The issuance of 696,078 Class A Preferred Shares (“Preferred Shares”) pursuant to separate restricted share agreements to James C. Mastandrea and John J. Dee. Under the restricted share agreements, the restricted shares vest upon the later of the following dates:

•	the date our gross assets exceed $50.0 million, or

•	348,038 restricted shares will vest on March 4, 2004; 174,020 shares will vest on March 4, 2005 and the remaining 174,020 shares will vest on March 4, 2006.

•	Issuance of additional Common Shares to Messrs. Mastandrea and Dee if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by our Board. The Common Shares they receive under the additional contribution agreement will be restricted until we achieve specified increases in net operating income and funds from operations for the additional contribution agreement and will vest immediately upon any “shift in ownership,” as defined in the agreement.

•	The issuance of 22.881 Common Shares for each Preferred Share tendered in accordance with the terms of our exchange offer to the Preferred Shareholders. As a result, effective June 30, 2003, Preferred Shareholders exchanged 1,174,120 of the Preferred Shares, or nearly 81%, for 26,865,042 Common Shares. Messrs. Mastandrea and Dee retained 161,410 Preferred Shares after the exchange offer, or 51% of the total outstanding Preferred Shares and warrants to issue Preferred Shares. Messrs. Mastandrea and Dee retain the right to convert each of their remaining Preferred Shares into 22.881 Common Shares.

•	The change of our name to “Paragon Real Estate Equity and Investment Trust.”

•	The amendment to the terms of our Preferred Shares to eliminate all required dividends, the right of the Preferred Shareholders to elect a majority of our Board in the event of two consecutive dividend defaults, and a restriction on our ability to redeem the Preferred Shares.

•	The election of James C. Mastandrea, John J. Dee, Daniel G. DeVos, Michael T. Oliver and Daryl J. Carter to the Board of Trustees.

•	The sale of our general partnership interest in our existing Operating Partnership, which results in the sale of all the property we currently own. Our existing Operating Partnership Agreement was amended whereby the Company granted two of the limited partners, which are controlled by Duane H. Lund, our former Chief Executive Officer and a former member of our Board of Trustees, and Steven B. Hoyt, our former Chairman of the Board, an exclusive option to purchase all of the units in the Operating Partnership held by the Company. Our units represent 92.9% of the outstanding interests in the partnership. This option, to be exercised as of October 1, 2003, will result in the sale of all our existing Minnesota properties. The proceeds from the sale of the Minnesota properties, net of closing costs and the mortgage balances assumed by the buyer, are expected to be approximately $1,660,000. The proceeds from the sale will be paid in a combination of approximately $830,000 in cash and our Common Shares at an average closing price for the 30 calendar days prior to June 27, 2003 or $0.28.

Pursuant to the Supplemental Closing Agreement (“Supplemental Agreement”) dated June 27, 2003 modifying Amendment No. 1 to the Agreement of Limited Partnership of Wellington Properties Investments, LP (“Amendment No. 1”), the option was exercised effective June 27, 2003 and the sale of the Minnesota properties is scheduled to close on October 1, 2003. Further, the purchase price payable in a combination of cash and our Common Shares was adjusted for the average closing price of our Common Shares for the 30 calendar days prior to June 27, 2003 or $0.28.

The American Stock Exchange notified us that the outstanding Preferred Shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on the exchange. We do not intend to seek another trading market for the Preferred Shares. Non-affiliated holders of 119,380 Preferred Shares retain the right to convert each of their shares for 3.448 Common Shares. Messrs. Mastandrea and Dee hold 161,410 Preferred Shares, which are convertible for 22.881 Common Shares.

As a result of our name change to “Paragon Real Estate Equity and Investment Trust”, our Common Shares trade under the new symbol “PRG” on the American Stock Exchange.

Results of Operations

Comparison of the Six-Month Period Ended June 30, 2003 and 2002

Revenues from Continuing Operations

Rental revenue remained relatively constant for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 as average occupancy remained relatively constant: 85.8% for the six-month period ended June 30, 2003 as compared to 84.8% for the six-month period ended June 30, 2002.

Tenant recoveries increased by approximately $12,000 or 5.5% for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002. The increased tenant recoveries were primarily a result of a reimbursement to tenants for their overpayment of their pro-rata share of operating expenses during the six-month period ended June 30, 2002, offset by, a decrease in monthly estimated billing for the tenant’s pro-rata share of operating expenses.

Interest income and other income decreased by approximately $10,000 or 61.0% for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002. The decrease is primarily due to the decrease in cash and cash equivalents.

Expenses from Continuing Operations

Total expenses increased from approximately $995,000 for the six-month period ended June 30, 2002 to $1,826,000 for the six-month period ended June 30, 2003, a net increase of $831,000 described below.

Property, operating and maintenance increased approximately by $26,000 or 33.9% for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 primarily a result of general building maintenance.

Property taxes and insurance remained relatively constant for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002.

Depreciation and amortization decreased by approximately $16,000 or 12.8% for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 primarily as a result of the write down of our real estate investments during the second half of 2002.

Interest decreased by approximately $75,000 or 30.9% for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 primarily as a result of a reduced interest rate on the mortgages associated with the Plymouth Properties.

General and administrative increased approximately by $547,000 or 161.2% for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 primarily as a result of increased costs associated with our exploration of alternatives for growth of the Company, coupled with, $300,000 severance expense recorded in connection with the employment contract of Duane H. Lund, our former Chief Executive Officer. Mr. Lund received 95,541 Preferred Shares in lieu of a cash payment as a means to preserve cash. The number of shares issued was based on two times his annual salary with the price of the Preferred Shares based on the average closing price for the 30 calendar days prior to March 1, 2003.

Management fees remained relatively constant for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002.

Non-recurring real estate expense of approximately $350,000 for the six-month period ended June 30, 2003 represented $280,000 of tenant improvements, $31,000 of leasing commissions and $39,000 of professional expense incurred on the Minnesota properties. The sale of the Minnesota properties is scheduled to close on October 1, 2003 and the amount of proceeds to be received from the sale will not be increased as a result of these expenditures.

Loss from operations before gain on sale of marketable securities and loss allocated to minority interest

As a result of the above, loss from operations before gain on sale of marketable securities and loss allocated to minority interest increased from approximately $331,000 for the six-month period ended June 30, 2002 to approximately $1,155,000 for the six-month period ended June 30, 2003.

Gain on sale of marketable securities

The gain on sale of marketable securities of approximately $56,000 for the six-month period ended June 30, 2002, was a result of our sale of 40,000 shares of Stellent common stock at an average price of $31.34 per share. Our Stellent stock was acquired in connection with the disposition of our technology segment on July 10, 2001 and was valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001.

Loss allocated to minority interest

Loss allocated to minority interest increased from approximately $25,000 for the six-month period ended June 30, 2002 to approximately $43,000 for the six-month period ended June 30, 2003.

Loss from continuing operations

Loss from continuing operations increased from approximately $250,000 for the six-month period ended June 30, 2002 to approximately $1,112,000 for the six-month period ended June 30, 2003.

Discontinued operations

Loss from discontinued operations, net of tax of approximately $0 and $50,000 for the six-month periods ended June 30, 2003 and 2002, respectively, were a result of the Company’s discontinued operations of its technology segment.

Preferred Share Dividends

Preferred Share dividends decreased from approximately $315,000 for the six-month period ended June 30, 2002 to $0 for the six-month period ended June 30, 2003. The Preferred Shareholders were offered a one-time incentive to exchange each Preferred Share for 22.881 Common Shares. The Preferred and Common Shareholders approved a proxy proposal in June 2003 to eliminate the dividend requirement of the Preferred Shares.

Net loss available to Common Shareholders

Based on the above, the net loss available to Common Shareholders increased from approximately $615,000 for the six-month period ended June 30, 2002 to $1,112,000 for the six-month period ended June 30, 2003.

Comparison of the Three-Month Period Ended June 30, 2003 and 2002

Revenues from Continuing Operations

Rental revenue remained relatively constant for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 as average occupancy remained relatively constant: 87.4% for the three-month period ended June 30, 2003 as compared to 90.5% for the three-month period ended June 30, 2002.

Tenant recoveries decreased by approximately $15,000 or 11.5% for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002. The decrease was primarily a result of decreased occupancy, coupled with, a decrease in monthly estimated billing for the tenant’s pro-rata share of operating expenses.

Interest income and other income decreased by approximately $9,000 or 88.3% for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002. The decrease is primarily due to the decrease in cash and cash equivalents.

Expenses from Continuing Operations

Total expenses increased from approximately $465,000 for the three-month period ended June 30, 2002 to $1,240,000 for the three-month period ended June 30, 2003, a net increase of $775,000 described below.

Property, operating and maintenance increased approximately by $15,000 or 46.5% for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 primarily a result of general building maintenance.

Property taxes and insurance remained relatively constant for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2003.

Depreciation and amortization decreased by approximately $10,000 or 14.8% for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 primarily as a result of the write down of our real estate investments during the second half of 2002.

Interest decreased by approximately $37,000 or 30.3% for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 primarily as a result of a reduced interest rate on the mortgages associated with the Plymouth Properties.

General and administrative increased approximately by $456,000 or 320.2% for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 primarily as a result of increased costs associated with our exploration of alternatives for growth of the Company, coupled with, $300,000 severance expense recorded in connection with the employment contract of Duane H. Lund, our former Chief Executive Officer. Mr. Lund received 95,541 Preferred Shares in lieu of a cash payment as a means to preserve cash. The number of shares issued was based on two times his annual salary with the price of the Preferred Shares based on the average closing price for the 30 calendar days prior to March 1, 2003.

Management fees remained relatively constant for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002.

Non-recurring real estate expense of approximately $350,000 for the three-month period ended June 30, 2003 represented $280,000 of tenant improvements, $31,000 of leasing commissions and $39,000 of professional expense incurred on the Minnesota properties. The sale of the Minnesota properties is scheduled to close on October 1, 2003 and the amount of proceeds to be received from the sale will not be increased as a result of these expenditures.

Loss from operations before loss allocated to minority interest

As a result of the above, loss from operations before loss allocated to minority interest increased from approximately $108,000 for the three-month period ended June 30, 2002 to approximately $900,000 for the three-month period ended June 30, 2003.

Loss allocated to minority interest

Loss allocated to minority interest increased from approximately $18,000 for the three-month period ended June 30, 2002 to approximately $33,000 for the three-month period ended June 30, 2003.

Loss from continuing operations

Loss from continuing operations increased from approximately $91,000 for the three-month period ended June 30, 2002 to approximately $867,000 for the three-month period ended June 30, 2003.

Discontinued operations

Loss from discontinued operations, net of tax of approximately $0 and $37,000 for the three-month periods ended June 30, 2003 and 2002, respectively, were a result of the Company’s discontinued operations of its technology segment.

Preferred Share Dividends

Preferred Share dividends decreased from approximately $315,000 for the three-month period ended June 30, 2002 to $0 for the three-month period ended June 30, 2003. The Preferred Shareholders were offered a one-time incentive to exchange each Preferred Share for 22.881 Common Shares. The Preferred and Common Shareholders approved in June 2003 a proxy proposal to eliminate the dividend requirement of the Preferred Shares.

Net loss available to Common Shareholders

Based on the above, the net loss available to Common Shareholders increased from approximately $442,000 for the three-month period ended June 30, 2002 to $867,000 for the three-month period ended June 30, 2002.

Liquidity and Capital Resources

Short Term and Long Term Liquidity

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. For the six months ended June 30, 2003 and June 30, 2002, our net cash used in operating activities totaled approximately $614,000 and $354,000, respectively.

As of June 30, 2003, our unrestricted cash resources were $372,000 and our marketable securities available for sale were approximately $216,000. Our marketable securities represented 40,000 shares of Stellent. The NASDAQ closing quote on August 1, 2003 was $7.17 per share of Stellent.

Subsequent to June 30, 2003, we sold 15,000 shares of Stellent at an average price of $7.85 per share and recognized a gain on the sale of these shares totaling approximately $61,000. Net proceeds from these sales were approximately $117,000.

On March 4, 2003, we hired two executives and on June 30, 2003 the Common and Preferred Shareholders elected five new Trustees. Our new management intends to implement a business strategy that will involve nationwide real estate acquisition, development and re-development transactions. This strategy will be dependent on external sources of capital. Failure to obtain this capital will materially and adversely affect the strategy and will materially and adversely affect our operations, liquidity and financial results.

On June 30, 2003, the holders of our Preferred Shares consented to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Preferred Shares. The waiver was sought in connection with a one-time incentive exchange offer under which we offered to exchange each of our Preferred Shares for 22.881 Common Shares.

The American Stock Exchange notified us that the outstanding Preferred Shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on the exchange. We do not intend to seek another trading market for the Preferred Shares. Non-affiliated holders of 119,380 Preferred Shares retain the right to convert each of their shares for 3.448 Common Shares. Messrs. Mastandrea and Dee hold 161,410 Preferred Shares, which are convertible for 22.881 Common Shares.

As a result our name change to “Paragon Real Estate Equity and Investment Trust”, our Common Shares trade under the new symbol “PRG” on the American Stock Exchange.

We recognize that the cash flow from our properties is not expected to fully fund our future liquidity requirements. In this case, we intend to pursue available alternatives to preserve our cash to allow the Company to meet its ongoing obligations. Such alternatives include, among others, to pursue additional or alternate financing or to sell our properties. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.

Pursuant to the Supplemental Closing Agreement (“Supplemental Agreement”) dated June 27, 2003 modifying Amendment No. 1 to the Agreement of Limited Partnership of Wellington Properties Investments, LP (“Amendment No. 1”), the option was exercised effective June 27, 2003 and the sale of the Minnesota properties is scheduled to close on October 1, 2003. Proceeds from the sale of the Minnesota properties, net of closing costs and the mortgage balances assumed by the buyer, are expected to be approximately $1,660,000. The proceeds from the sale will be paid in a combination of approximately $830,000 in cash and our Common Shares at an average closing price for the 30 calendar days prior to June 27, 2003 or $0.28. We will also receive as a result of the sale cash in the amount of approximately $350,000 representing cash and cash equivalents and the restricted cash of the Minnesota properties.

Cash Flows

During the six-month period ended June 30, 2003, cash flows were used primarily for (i) cash used in operating activities of approximately $614,000; (ii) cash used in discontinued operations of approximately $27,000 primarily a result of the settlement of outstanding liabilities; and (iii) payments on mortgage loans and notes payable of approximately $17,000. As a result, the Company’s cash balance decreased by approximately $658,000 from approximately $1,029,000 at December 31, 2002 to approximately $372,000 at June 30, 2003.

Business Objectives and Operating Strategies

Our business plan focuses on growth by capitalizing on real estate opportunities across the United States. These opportunities may involve the acquisition, development, re-development, leasing or management of properties, portfolios and real estate companies. We will seek opportunities that we believe will provide substantial value to Paragon.

Current Tax Status

At June 30, 2003, we have net operating losses. As of December 31, 2002, our net operating losses were approximately $4,163,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether or not we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2021.

We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2003, the date of this report, James M. Mastandrea, our Chief Executive Officer and John J. Dee, our Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of June 30, 2003, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to June 30, 2003.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a.          On June 30, 2003, the holders of our Preferred Shares consented to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our Preferred Shares. The waiver was sought in connection with a one-time incentive exchange offer under which we offered to exchange each of our Preferred Shares for 22.881 Common Shares. See “Management’s Discussion and Analysis of Financial Condition and Plan of Operation-Overview.”

b.          None

c.          Effective June 30, 2003, Preferred Shareholders exchanged 1,174,120 of the Preferred Shares, or nearly 81%, for approximately 26,865,000 Common Shares. We believe this issuance to be exempt from registration under Section 3(a)(9) of the Securities Act.

     Effective April 7, 2003, we issued 95,541 Preferred Shares to Duane H. Lund in connection with his resignation as Chief Executive Office in accordance with the terms of his employment agreement dated March 4, 2003. The Company believes this issuance to be exempt from registration under Section 4(2) of the Securities Act.

     Effective June 30, 2003, we issued a total of 696,078 Preferred Shares to James C. Mastandrea and John J. Dee pursuant to separate restricted share agreements. The Company believes this issuance to be exempt from registration under Section 4(2) of the Securities Act.

d.          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders on June 30, 2003:

Meeting type and date:	Annual Meeting of Shareholders, June 30, 2003

Proposal 1	Asset Contribution Agreement and Related Transactions; Issuance of Additional Common Shares

Proposal 2	Sale of our Existing Properties

Proposal 3	Amendment to the Declaration of Trust to Change our Name

Proposal 4	Amendment to the Terms of the Class A Preferred Shares

Proposal 5	Election of the following Trustees:
James C. Mastandrea, John J. Dee, Daryl J. Carter,
Daniel G. DeVos, Michael T. Oliver

Description of each matter voted on at meeting:

Combined

Results of vote:
Proposal 1 (1)
For	4,562,188
Against or withheld	84,342
Abstentions and broker non-votes	2,502,747

Combined

Proposal 2 (1)
For	4,585,575
Against or withheld	60,264
Abstentions and broker non-votes	2,503,438

Combined

Proposal 3 (1)
For	6,616,886
Against or withheld	72,803
Abstentions and broker non-votes	459,588

	Common	Preferred

Proposal 4 (2)
For	2,882,106	477,750
Against or withheld	79,487	10,420
Abstentions and broker non-votes	1,571,231	270,662

Combined

Proposal 5 (1) (3)
For	6,618,704
Against or withheld	70,987
Abstentions and broker non-votes	459,586

(1)	Results of vote are based on combined basis of Common and Preferred Shares.

(2)	Results of vote are based on separate tabulations for Common and for Preferred Shares.

(3)	James C. Mastandrea, John J. Dee, Daryl J. Carter, Daniel G. DeVos and Michael T. Oliver all received the same number of combined votes.

ITEM 5. OTHER INFORMATION

Effective June 30, 2003, we changed our name to “Paragon Real Estate Equity and Investment Trust” from “Stonehaven Realty Trust.” As a result of the name change our Common Shares trade under the new symbol “PRG” on the American Stock Exchange.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Exhibit Description

3.4	Amended Bylaws

10.8	Employment Agreement of Steven M. Edelman

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – James C. Mastandrea

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – John J. Dee

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports On Form 8-K

On July 15, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K dated July 1, 2003 reporting our acquisition of Richton Trail Apartments. No other Form 8-Ks were filed during the six-month period ended June 30, 2003 and through August 5, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
	By:	/s/ James C. Mastandrea

Date: August 5, 2003		James C. Mastandrea
Chief Executive Officer

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
	By:	/s/ John J. Dee

Date: August 5, 2003		John J. Dee
Chief Financial Officer