Form 10QSB
period 2003-09-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2003-11-12
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File Number:

0-25074

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation) 1240 Huron Road, Suite 301, Cleveland, OH (Address of principal executive offices)	39-6594066 (I.R.S. Employer Identification Number) 44115 (Zip code)

Issuer’s telephone number: 216-430-2700 Fax number: 216-430-2702

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [x] No [  ]

As of November 3, 2003, 31,382,566 shares of the issuer’s common shares were outstanding, including 2,859,765 common shares held in treasury.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

This report contains 27 pages. There are three exhibits.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART I. Financial Information
Consolidated Balance Sheet—September 30, 2003 (unaudited)	Page 3
Consolidated Statements of Operations—Nine-months ended September 30, 2003 and September 30, 2002 (unaudited)	Page 4
Consolidated Statements of Operations—Three-months ended September 30, 2003 and September 30, 2002 (unaudited)	Page 5
Consolidated Statements of Cash Flows—Nine-months ended September 30, 2003 and September 30, 2002 (unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Management’s Discussion and Analysis of Financial Condition and Plan of Operation	Page 18
Controls and Procedures	Page 25
Part II. Other Information
Changes in Securities	Page 26
Submission of Matters to a Vote of Security Holders	Page 26
Other Information	Page 26
Exhibits and Reports on Form 8-K	Page 27
Signatures	Page 27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Balance Sheet
September 30, 2003
(unaudited)

ASSETS
Investments in real estate:
Land	$797,182
Buildings and improvements	3,189,227
Furniture, fixtures and equipment	1,277
Property held for sale, net	8,134,099

12,121,785
Accumulated depreciation and amortization	(20,038)

Net investments in real estate	12,101,747
Cash and cash equivalents	483,214
Marketable securities	116,250
Restricted cash	361,291
Accounts receivable	15,069
Other assets, net	249,547

TOTAL ASSETS	$13,327,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable	$1,537,199
Mortgage loans payable and other liabilities held for assumption	6,743,490
Accounts payable and accrued expenses	398,524
Rents received in advance and security deposits	55,289

Total liabilities	8,734,502

Minority interests in consolidated subsidiaries	2,326,081

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized; 280,790 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,808
Common Shares - $0.01 par value, 100,000,000 authorized; 31,382,566 shares issued and outstanding	313,826
Additional paid-in capital	28,035,362
Accumulated other comprehensive income, net unrealized gain on marketable securities	60,000
Accumulated deficit	(23,700,721)
Treasury stock, at cost	(39,769)
Unearned compensation	(2,404,971)

Total shareholders’ equity	2,266,535

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,327,118

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the nine months ended September 30,

	2003	2002

Revenues
Rental revenue	$144,408	$—
Interest and other	7,570	22,588

Total revenues	151,978	22,588

Expenses
Property, operating and maintenance	33,014	—
Property taxes and insurance	23,195	—
Depreciation and amortization	35,812	15,826
Interest	27,975	1,015
General and administrative	754,027	289,686
Management fees	6,175	—

Total expenses	880,198	306,527

Loss from operations before minority interests	(728,220)	(283,939)
Loss allocated to minority interests	41,445	124,989

Loss from operations	(686,775)	(158,950)
Gain on sale of marketable securities	105,421	55,889
Provision for loss on marketable securities	—	(1,047,600)

Loss from continuing operations	(581,354)	(1,150,661)
Discontinued operations:
Loss from discontinued operations of technology segment	—	(73,355)
Loss from discontinued operations of commercial properties	(495,158)	(1,579,676)

Net loss	(1,076,512)	(2,803,692)
Preferred Share Dividends	—	(315,063)

Net loss attributable to Common Shareholders	$(1,076,512)	$(3,118,755)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.08)	$(0.69)

Weighted average number of Common Shares outstanding: Basic and Diluted	13,669,351	4,517,524

Comprehensive loss:
Net loss	$(1,076,512)	$(2,803,692)
Other comprehensive loss:
Unrealized gain on marketable securities	32,800	30,400

Comprehensive loss	$(1,043,712)	$(2,773,292)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended September 30,

	2003	2002

Revenues
Rental revenue	$144,408	$—
Interest and other	4,347	7,195

Total revenues	148,755	7,195

Expenses
Property, operating and maintenance	33,014	—
Property taxes and insurance	23,195	—
Depreciation and amortization	26,743	5,436
Interest	27,975	—
General and administrative	155,277	118,716
Management fees	6,175	—

Total expenses	272,379	124,152

Loss from operations before loss allocated to minority interests	(123,624)	(116,957)
Loss (income) allocated to minority interests	(1,125)	100,253

Loss from operations	(124,749)	(16,704)
Gain on sale of marketable securities	105,421	—
Provision for loss of marketable securities	—	(1,047,600)

Loss from continuing operations	(19,328)	(1,064,304)
Discontinued operations:
Loss from discontinued operations of technology segment	—	(23,598)
Income (loss) from discontinued operations of commercial properties	54,811	(1,415,608)

Net income (loss) attributable to Common Shareholders	$35,483	$(2,503,510)

Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$0.00	$(0.55)

Weighted average number of Common Shares outstanding: Basic	31,382,566	4,517,524

Weighted average number of Common Shares outstanding: Diluted	35,487,410	4,517,524

Comprehensive loss:
Net income (loss)	$35,483	$(2,503,510)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(6,000)	1,017,600

Comprehensive income (loss)	$29,483	$(1,485,910)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the nine-months ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,076,512)	$(2,803,692)
Adjustments to reconcile net loss to net cash used in continuing operations:
Discontinued operations of technology segment, net of tax	—	73,355
Discontinued operations of commercial properties, net of tax	495,158	1,579,676
Compensation costs paid through the issuance of Class A Preferred Shares	300,000	—
Depreciation and amortization	35,812	15,826
Loss allocated to minority interests	(41,445)	(124,989)
Gain on sale of marketable securities	(105,421)	(55,889)
Provision for loss on marketable securities	—	1,047,600
Net change in assets and liabilities:
Accounts receivable	(7,528)	—
Restricted cash	(42,682)	—
Other assets, net	12,591	66,774
Accounts payable and accrued expenses	216,768	(10,505)
Rents received in advance and security deposits	55,289	—

Net cash used in continuing operations	(157,970)	(211,844)

Cash flows from investing activities:
Acquisition and additions to real estate properties	(86,818)	—
Acquisition of computer hardware, software and other fixed assets	—	(8,250)
Cash proceeds from sale of marketable securities	199,171	1,253,489

Net cash provided by investing activities	112,353	1,245,239

Cash flows from financing activities:
Payments on mortgage loans and notes payable	(7,059)	—
Deferred financing costs paid	(23,970)	—
Dividends/distributions paid	—	(315,063)

Net cash used in financing activities	(31,029)	(315,063)

Net cash used in discontinued operations	(469,405)	(831,451)

Net decrease in cash and cash equivalents	(546,051)	(113,119)
Cash and cash equivalents Beginning of period	1,029,265	1,540,766

End of period	$483,214	$1,427,647

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Organization

Paragon Real Estate Equity and Investment Trust, formerly Stonehaven Realty Trust (the “Company,” “Paragon,” “we,” “our,” or “us”), is a real estate company which acquires, owns and operates commercial and residential real estate. As of September 30, 2003, we owned four commercial industrial properties that aggregate approximately 129,000 rentable square feet and one residential apartment complex containing 72 units. The four commercial properties were sold on October 1, 2003.

We owned our commercial real estate investments through an operating partnership, Wellington Properties Investments, L.P. (“Wellington”), of which we are the sole general partner and own an approximate 92.9% interest. We own our residential apartment complex through our newly-created operating partnership, Paragon Real Estate, LP (“Paragon Real Estate”), of which we are sole general partner and own a 1.0% interest.

Note 2 - Basis of Presentation

We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items, except for the discontinued operations of our technology segment and the discontinued operations of our commercial properties) necessary for a fair presentation of the financial position of the Company as of September 30, 2003, the results of our operations for the nine months ended September 30, 2003 and 2002, the results of our operations for the three months ended September 30, 2003 and 2002, and of our cash flows for the nine-month periods ended September 30, 2003 and 2002, have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report of Form 10-KSB/A for the year ended December 31, 2002.

Note 3 - Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2003, and the reported amounts of revenues and expenses for the nine months and three months ended September 30, 2003 and 2002. Actual results could differ from those estimates. Significant estimates include the valuation of investments in real estate, marketable securities and deferred taxes, and these significant estimates, as well as other estimates and assumptions, which may change in the near term.

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

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets"(“FAS 144”), impairment of investments in real estate exists when the carrying amount of the investments exceeds its fair value and is non-recoverable. Fair value of these assets is the amount an asset could be bought or sold in a current transaction between willing parties. Further, FAS 144 defines a component of a company to be the operations that can be clearly distinguished from the rest of the company, and then requires elimination from our continuing operations for those assets held for sale or disposed of. Accordingly, one of the impacts of our adoption of this standard is that revenues and expenses associated with our property held for sale at September 30, 2003 are classified as discontinued operations on our Consolidated Statements of Operations for all periods reported.

During the quarter ended June 30, 2003, we recorded non-recurring real estate expense in the amount of $350,000. This expense represented $280,000 of tenant improvements, $31,000 of leasing commissions and $39,000 of professional expense incurred on our commercial properties located in Minnesota. The sale of our 92.9% general partnership interest in these commercial properties closed on October 1, 2003 and the amount of proceeds received was not increased as a result of these expenditures. As a result of the sale on October 1, 2003, we have included these costs in discontinued operations of commercial properties.

During the quarter ended September 30, 2002, management had been in discussions with various unrelated parties concerning available alternatives of the Company, including, among others, to sell our commercial properties. As a result of those discussions and based on estimates made by management, as of September 30, 2002 a write-down of $1,350,000 was recorded to adjust the carrying value of our commercial properties to estimated fair value.

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

When a property is sold or retired, the costs and related accumulated depreciation are removed from the accounts and the resulting gain or loss, together with the related historical operating results, are included in discontinued operations.

Other Assets

As of September 30, 2003, other assets include deferred financing costs incurred to obtain and secure mortgage debt financing, deferred leasing costs incurred in connection with commercial tenant leases, and deferred costs associated with the disposition of real estate assets. Other assets are carried at cost, less accumulated amortization.

The deferred financing costs are being amortized over the life of the respective loans on a straight-line basis. Accumulated amortization related to deferred financing costs as of September 30, 2003 was approximately $37,000.

The deferred leasing costs are being amortized over the life of the respective lease term on a straight-line basis. Accumulated amortization related to deferred leasing costs as of September 30, 2003 was approximately $11,000.

As of September 30, 2003, deferred costs related to the disposition of our commercial properties are approximately $54,000, which will be added to our basis in our commercial properties and used in calculating our gain/loss on the sale of those properties in October 2003.

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

Stock Based Compensation

At September 30, 2003, we have one stock-based employee and trustee compensation plan, which is described more fully in our Annual Report on Form 10-KSB/A for the year ended December 31, 2002. During the nine-month period ended September 30, 2002, the Company issued options as to 250,000 common shares under this plan. On September 30, 2003, 200,000 options expired and were returned to the Company. The Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, to stock-based employee compensation.

	For the nine months ended
	September 30,

	2003	2002

Net loss attributable to Common Shareholders	$(1,076,512)	$(3,118,755)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	32,000	(44,000)

Pro forma net loss attributable to Common Shareholders	$(1,044,512)	$(3,162,755)

Net loss attributable to Common Shareholders per Common Share:
Basic and Diluted – as reported	$(0.08)	$(0.69)

Basic and Diluted – pro forma	$(0.08)	$(0.68)

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

At September 30, 2003, we have net operating losses. As of December 31, 2002, our net operating losses were approximately $4,106,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2021.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

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

Reclassification

As a result of reporting our technology segment and commercial real estate properties as discontinued operations, certain amounts in the September 30, 2002 financial statements have been reclassified to conform to the September 30, 2003 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Note 4 – Commercial and Residential Real Estate Properties

On October 1, 2003, we closed on the sale of our 92.9% general partnership interest in our four commercial properties. Proceeds from the sale of these properties, net of closing costs and the mortgage balances assumed by the purchaser, were approximately $1,601,000. The proceeds from the sale were paid in a combination of approximately $801,000 in cash and 2,859,765 of our common shares at an average closing price for the 30 calendar days prior to June 27, 2003 of $0.28. Also as a result of the sale approximately $350,000 representing cash from the commercial real estate properties was released from mortgage related restrictions and made available for operations.

As a result of the above transaction, these properties were classified as held for sale at September 30, 2003. The components associated with these properties at September 30, 2003 included the following:

Property held for sale, net	September 30, 2003

Land	$1,790,434
Buildings and Improvements	7,224,758

9,015,192
Less: Accumulated depreciation	(881,093)

$8,134,099

Mortgage loans payable and other liabilities held for assumption	September 30, 2003

Mortgage loans payable	$6,408,826
Other liabilities	334,664

$6,743,490

2003 Acquisition of Investments in Real Estate

Effective as of July 1, 2003, we closed the acquisition of Richton Trail Apartments, a residential apartment complex located near Chicago, Illinois, following approval by our shareholders of the transaction on June 30, 2003. Our newly-established operating partnership, Paragon Real Estate, LP, acquired the Richton Trail Apartments along with the associated mortgage from Hampton Court Associates, LP (“Hampton”), a partnership controlled by James C. Mastandrea, its general partner and our Chairman and Chief Executive Officer. In consideration for transferring Richton Trail, Hampton received 813,938 limited partnership units of Paragon Real Estate, LP. Each unit is redeemable after four years for cash, or, at our option, 22.881 of our common shares. We are the general partner of Paragon Real Estate, LP.

Note 5 - Marketable Securities

Our investments in marketable securities are available-for-sale and, as of September 30, 2003, represent 15,000 shares of Stellent common stock (“Stellent”). The shares were acquired in connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001 and were recorded at $29.94 per share based on the NASDAQ closing quote of Stellent on July 9, 2001. The shares were unregistered when acquired and Stellent subsequently registered the shares with the Securities and Exchange Commission effective September 5, 2001.

As of September 30, 2003, the fair market value of these marketable securities aggregated approximately $116,000 (based upon the NASDAQ closing quote of $7.75 per share on September 30, 2003). As of September 30, 2002, we recorded a realized loss on marketable securities in the amount of $1,047,600 (based upon the NASDAQ closing quote of $3.75 per share of Stellent on September 30, 2002). Based on the fair market value of our marketable securities as of September 30, 2003 of $7.75 per share as compared to the fair market value as of December 31, 2002 of $4.43 per share of Stellent, we have recorded an unrealized gain on marketable securities of $32,800.

During the month of January 2002, we sold 40,000 shares of Stellent at an average price of $31.34 per share and recognized a gain on the sale of these shares totaling approximately $56,000.

During the three-month period ended September 30, 2003, we sold 25,000 shares of Stellent at an average price of $7.97 per share and recognized a gain on the sale of these shares totaling approximately $105,000.

Subsequent to September 30, 2003, we sold 5,000 shares of Stellent at a price of $10.00 per share and recognized a gain on the sale of these shares totaling approximately $31,000.

We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method.

The NASDAQ closing quote on November 3, 2003 was $9.14 per share of Stellent.

Note 6 – Pro Forma Consolidated Financial Information (Unaudited)

The following pro forma condensed consolidated financial information presented below is as if the disposition of our 92.9% general partnership interest in our commercial properties (closed October 1, 2003) and the acquisition of the Richton Trail Apartments (closed July 1, 2003) had occurred on January 1, 2002. The pro forma financial information is not necessarily indicative of the results, which actually would have occurred if the disposition and acquisition had been consummated on January 1, 2002, nor does the pro forma information purport to represent the results of operations for future periods. As of September 30, 2003, all revenues and expenses associated with the commercial properties have been recorded as discontinued operations.

	For the nine months ended	For the nine months ended
	September 30,	September 30,
	2003	2002

Pro forma total revenue	$453,000	$483,000
Pro forma loss from continuing operations	$612,000	$1,475,000
Pro forma loss attributable to Common Shareholders	$612,000	$1,548,283
Pro forma loss per Common Share: Basis and Diluted	$0.02	$0.05

Note 7 - Mortgage Loans Payable

The mortgage loans payable relating to the Plymouth I, II & III properties of approximately $4.2 million mature on June 30, 2004. Payments are required monthly in the amount of approximately $23,000, which represents principal and interest at 4.25%. The purchaser of our four commercial properties assumed the above loans on October 1, 2003.

In connection with the acquisition of Richton Trail Apartments, we assumed a mortgage loan payable of approximately $1.5 million which matures on October 1, 2012. Payments are required monthly in the amount of approximately $13,000, which represents principal and interest at 7.25%.

On October 31, 2003, we completed the refinance of the Richton Trail Apartments with KeyBank Real Estate Capital. The mortgage loan payable of $2.8 million has an interest rate of approximately 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule. The balance due at maturity in 2013 will be approximately $2.1 million. The net proceeds from the loan were approximately $1.3 million.

Note 8 - Equity/Distributions

Effective April 7, 2003, we issued 95,541 preferred shares to Duane H. Lund in connection with his resignation as Chief Executive Officer in accordance with the terms of his employment agreement dated March 4, 2003 and recorded compensation expense of $300,000 as a result of the issuance and employment termination.

On June 30, 2003, our shareholders approved the issuance of additional common shares to James C. Mastandrea, our Chief Executive Officer, and John J. Dee, our Chief Financial Officer, if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by our board of trustees. The common shares they receive under the additional contribution agreement will be restricted until we achieve specified increases in net operating income and funds from operations and will vest immediately upon any “shift in ownership,” as defined in the agreement.

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

In May 2003, we offered preferred shareholders a one-time incentive to exchange preferred shares into common shares, which expired June 30, 2003. Through that exchange offer, preferred shareholders exchanged 1,174,120 of the preferred shares, or nearly 81%, for 26,865,042 common shares. After the exchange offer was completed, the remaining preferred shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on the American Stock Exchange, as set forth in Section 1202(b) of the Exchange’s Company Guide. This requirement was disclosed in the proxy statement as well as our intent not to seek another trading market for the preferred shares. The Exchange suspended trading of the preferred shares and submitted an application with the Securities and Exchange Commission to remove the preferred shares from listing and registration in accordance with Section 12 of the Securities and Exchange Act of 1934. Preferred shareholders retain the right to convert each of their shares for 3.448 common shares. The preferred shares are now on the Over the Counter Market with the symbol “PRGYP”.

Note 9 - Discontinued Operations

We entered into an agreement to sell our 92.9% general partnership interest in WPI (holder of our commercial properties). The transaction was completed on October 1, 2003. The results of operations for these properties are presented in the accompanying Consolidated Statement of Operations as “Income/Loss from discontinued operations” and the assets and liabilities are included in “Property held for sale” and “Mortgage loans payable and other liabilities held for assumption” on our Consolidated Balance Sheet.

The following is a summary of the income from discontinued operations of our commercial properties for the three and nine-month periods ended September 30, 2003 and 2002.

	Nine months ended September 30,		Three months ended September 30,

	2003	2002	2003	2002

Revenues	$1,004,632	$1,007,955	$336,873	$359,132
Operating expenses	(435,068)	(450,763)	(125,296)	(165,643)
Depreciation and amortization	(157,735)	(176,096)	(55,894)	(59,350)
Interest expense	(251,900)	(367,299)	(83,618)	(124,774)
General and administrative	(305,087)	(243,473)	(17,254)	(74,972)
Non-recurring real estate expenses	(350,000)	(1,350,000)	—	(1,350,000)

Income (loss) from discontinued operations	$(495,158)	$(1,579,676)	$54,811	$(1,415,607)

Losses from discontinued operations relating to our technology segment for the nine-month periods ended September 30, 2003 and September 30, 2002 were approximately $0 and $73,000, respectively. The discontinued operations relating to our technology segment for the nine months ended September 30, 2002 were primarily composed of general and administrative expense.

Note 10 - Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average common share outstanding—basic and net loss per weighted average common share outstanding—diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the nine months ended September 30, 2003 and September 30, 2002 were 13,669,351 and 4,517,524, respectively. Common share equivalents of approximately 4.7 million and 2.9 million as of September 30, 2003 and September 30, 2002, respectively, include outstanding convertible preferred shares, warrants, stock options and common units, and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

	For the nine months ended September 30,

	2003	2002

Numerator
Net loss from continuing operations	$(581,354)	$(1,150,661)
Discontinued operations:
Discontinued operations of technology segment, net of tax	—	(73,355)
Discontinued operations of our commercial properties, net of tax	(495,158)	(1,579,676)

Net loss	(1,076,512)	(2,803,692)
Preferred Share Dividends	—	(315,063)

Net loss attributable to Common Shareholders	$(1,076,512)	$(3,118,755)

Denominator
Weighted average Common Shares outstanding at September 30, 2003 and September 30, 2002, respectively: Basic and Diluted	13,669,351	4,517,524

Basis and Diluted EPS
Net loss from continuing operations	$(0.04)	$(0.25)
Discontinued operations:
Discontinued operations of technology segment, net of tax	—	(0.02)
Discontinued operations of our commercial properties, net of tax	(0.04)	(0.35)

Net loss	(0.08)	(0.62)
Preferred Share Dividends	—	(0.07)

Net loss attributable to Common Shareholders - Basic and Diluted	$(0.08)	$(0.69)

Note 11 - Commitments and Contingencies

Liquidity

As of September 30, 2003, our unrestricted cash resources were $483,000 and our marketable securities available for sale were approximately $116,000. Our marketable securities represented 15,000 shares of Stellent. The NASDAQ closing quote on November 3, 2003 was $9.14 per share of Stellent.

During the three-month period ended September 30, 2003, we sold 25,000 shares of Stellent at an average price of $7.97 per share and recognized a gain on the sale of these shares totaling approximately $105,000. Net proceeds from these sales were approximately $199,000.

Subsequent to September 30, 2003, we sold 5,000 shares of Stellent at a price of $10.00 per share and recognized a gain on the sale of these shares totaling approximately $31,000.

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

On October 31, 2003, we completed the refinance of the Richton Trail Apartments with KeyBank Real Estate Capital. The mortgage loan payable of $2.8 million has an interest rate of approximately 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule. The balance due at maturity in 2013 will be approximately $2.1 million. The net proceeds from the loan were approximately $1.3 million.

On October 1, 2003, we closed on the sale of our 92.9% general partnership interest in our four commercial properties. Proceeds from the sale of these properties, net of closing costs and the mortgage balances assumed by the purchaser, were approximately $1,601,000. The proceeds from the sale were paid in a combination of approximately $801,000 in cash and 2,859,765 of our common shares at an average closing price for the 30 calendar days prior to June 27, 2003 of $0.28. Also as a result of the sale approximately $350,000 representing cash from the commercial real estate properties was released from mortgage related restrictions and made available for operations.

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

The employment agreement with Steven M. Edelman, our Senior Vice President and Chief Investment Officer, provides for an annual salary of $60,000 effective as of May 16, 2003. The initial term of Mr. Edelman’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Edelman’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Edelman will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Edelman.

Income Tax Audit

Wellington’s income tax returns are currently under audit by the Internal Revenue Service for the tax periods ended December 31, 1998, 1999 and 2000. We believe the tax returns as filed appropriately state the taxable income/loss for each year. However, there can be no assurance that changes will not result to the taxable income/loss as originally filed. We believe that changes proposed, if any, may affect the net operating loss carry forward amounts of the Company but would not have any substantial effect on our cash resources.

Note 12 - Related Party Transactions

Management Fees

We maintained a property management agreement with Hoyt Properties, Inc. (“Hoyt”), an entity controlled by Steven B. Hoyt, our former Chairman of the Board, which served as Property Manager of the commercial properties owned by us. In connection with the agreement, Hoyt managed the day-to-day operations of properties owned by us and received a management fee for this service. Management fees paid to Hoyt were approximately $49,000 for the nine-months ended September 30, 2003 and 2002. On October 1, 2003 we sold our four commercial properties managed by Hoyt. As a result, these management fees are included in discontinued operations.

The Chairman and Chief Executive Office of Paragon is the general partner of Hampton and owns two companies which provide services to Richton Trail Apartments. One manages Richton Trail and the other is reimbursed, at cost, for Richton Trial Apartments’ payroll related costs. The related management fees included in the three and nine months ended September 30, 2003 was approximately $6,000. Reimbursement, at cost, for the payroll related costs paid to one of the companies for the three and nine months ended September 30, 2003 was approximately $12,700.

Leasing Commissions

During the nine-month period ended September 30, 2003, we paid a leasing commission of approximately $18,000 to Hoyt in connection with two new leases for a total of approximately 21,000 square feet.

Rental Expense

During the nine months ended September 30, 2003 and September 30, 2002, we recognized rental expense of approximately $8,000 and $24,000, respectively, related to office space leased from Hoyt.

Rental Income

On January 7, 2003, one of our tenants vacated their noncontiguous space of 31,219 square feet and moved into contiguous space in a building owned by an affiliate of Steven B. Hoyt, our former Chairman of the Board. In connection with this move, the tenant has indicated that it intends to continue to pay rent until the earlier of the expiration date of its lease of March 31, 2004 or until the space is re-leased. As of September 30, 2003, we have entered into two new leases on this vacated space. The first lease was effective March 1, 2003 for 9,154 square feet and the second lease was effective June 1, 2003 for 12,200 square feet.

Note 13 – Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2003	2002

Interest paid	$271,123	$368,315

Supplemental schedule of non-cash investing and financing activities
The following assets and liabilities were assumed in connection with the acquisition of Richton Trail Apartments:
Acquisition of residential real estate	$(3,986,409)	$—
Additions to real estate	(1,277)	—
Mortgage note payable	1,544,258	—
Minority Interest	2,356,610	—

Acquisition and additions to real estate properties	$(86,818)	$—

Note 14 - Subsequent Event

On October 1, 2003, we completed the sale of our 92.9% general partnership interest in Wellington Properties Investments, LP, which resulted in the sale of all commercial real estate properties that we own. The proceeds from the sale of the commercial real estate properties, net of closing costs and the mortgage balances assumed by the purchaser, were approximately $1,601,000. The proceeds from the sale were paid in a combination of approximately $801,000 in cash and 2,859,765 of our common shares at an average closing price for the 30 calendar days prior to June 27, 2003 of $0.28.

On October 31, 2003, we completed the refinance of the Richton Trail Apartments with KeyBank Real Estate Capital. The mortgage loan payable of $2.8 million has an interest rate of approximately 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule. The balance due at maturity in 2013 will be approximately $2.1 million. The net proceeds from the loan were approximately $1.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

This report on Form 10-QSB contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in the economic conditions affecting industries which employ tenants residing in the Company’s properties, the Company’s failure to lease unoccupied space in accordance with the Company’s projections, the failure of the Company to re-lease occupied space upon expiration of leases, changes in prevailing interest rates, the unavailability of equity and debt financing, unanticipated costs associated with the acquisition and integration of the Company’s acquisitions, the Company’s ability to obtain adequate insurance for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, potential liability under environmental or other laws and the other risks identified in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2002.

Overview

Paragon Real Estate Equity and Investment Trust, formerly Stonehaven Realty Trust (the “Company,” “Paragon,” “we,” “our,” or “us”), is a real estate company, which acquires, owns and operates commercial and residential real estate. As of September 30, 2003, we owned four commercial industrial properties that aggregate approximately 129,000 rentable square feet and one residential apartment complex containing 72 units. The four commercial properties were sold on October 1, 2003.

As of September 30, 2003, our commercial properties were 84.8% leased. We owned our commercial real estate investments through an operating partnership, Wellington Properties Investments, L.P. (“Wellington”), of which we are the sole general partner and own an approximate 92.9% interest.

As of September 30, 2003, our residential apartment complex was 98.6% leased. We own our residential apartment complex through an operating partnership, Paragon Real Estate, LP (“Paragon Real Estate”), of which we are sole general partner and own a 1.0% interest.

Comparison of the Nine-Month Period Ended September 30, 2003 and 2002

Revenues from Continuing Operations

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in Wellington (which holds the commercial real estate properties), rental revenues and interest income and other income related to these properties was reclassified to discontinued operations for the nine-month periods ended September 30, 2003 and 2002. Richton Trail Apartments, which we acquired on July 1, 2003, is included in continuing operations.

Rental revenue increased by approximately $144,000 or 100% for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002.

Interest income and other income decreased by approximately $15,000 or 66.5% to approximately $8,000 for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002. The decrease is primarily due to the decrease in cash and cash equivalents, offset in part by, the acquisition of the Richton Trail Apartments in July 2003.

Expenses from Continuing Operations

Total expenses increased from approximately $307,000 for the nine-month period ended September 30, 2002 to $880,000 for the nine-month period ended September 30, 2003, a net increase of $573,000 described below.

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in Wellington, property taxes and insurance, depreciation and amortization, interest and management fees related to these properties were reclassified to discontinued operations. Richton Trail Apartments, which we acquired on July 1, 2003, is included in continuing operations, as follows:

•	Property, operating and maintenance - $33,000

•	Property taxes and insurance - $23,000

•	Depreciation and amortization - $20,000

•	Interest - $27,000

•	Management fees - $6,000

General and administrative increased from approximately $290,000 for the nine-month period ended September 30, 2002 to $754,000 for the nine-month period ended September 30, 2003. The increase was primarily the result of increased costs associated with our exploration of alternatives for growth of the Company, coupled with a $300,000 severance expense recorded in connection with the employment contract of Duane H. Lund, our former Chief Executive Officer. Mr. Lund received 95,541 preferred shares in lieu of a cash payment as a means to preserve cash. The number of shares issued was based on two times his annual salary with the price of the preferred shares based on the average closing price for the 30 calendar days prior to March 1, 2003.

Loss from operations before minority interests

As a result of the above, loss from operations before minority interests increased from approximately $284,000 for the nine-month period ended September 30, 2002 to approximately $728,000 for the nine-month period ended September 30, 2003.

Loss allocated to minority interests

Loss allocated to minority interests decreased from approximately $125,000 for the nine-month period ended September 30, 2002 to approximately $41,000 for the nine-month period ended September 30, 2003.

Loss from operations

As a result of the above, loss from operations increased from approximately $159,000 for the nine-month period ended September 30, 2002 to approximately $687,000 for the nine-month period ended September 30, 2003.

Gain on sale of marketable securities

The gain on sale of marketable securities of approximately $105,000 for the nine-month period ended September 30, 2003 was a result of our sale of 25,000 shares of Stellent common stock at an average price of $7.97 per share.

The gain on sale of marketable securities of approximately $56,000 for the nine-month period ended September 30, 2002 was a result of our sale of 40,000 shares of Stellent common stock at an average price of $31.34 per share.

Our Stellent stock was acquired in connection with the disposition of our technology segment on July 10, 2001 and was valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001.

Provision for loss on marketable securities

The provision for loss on marketable securities of approximately $1,048,000 for the nine-month period ended September 30, 2002 was a result of the decline in market value of Stellent stock. Given market conditions at that time, management viewed the decline in value of Stellent stock as a permanent impairment. Accordingly, we recorded a provision for loss on marketable securities.

Loss from continuing operations

Loss from continuing operations decreased from approximately $1,151,000 for the nine-month period ended September 30, 2002 to approximately $581,000 for the nine-month period ended September 30, 2003.

Discontinued operations

Loss from discontinued operations of our technology segment, net of tax was approximately $0 and $73,000 for the nine-month periods ended September 30, 2003 and 2002, respectively, and was a result of the Company’s discontinued operations of its technology segment.

Loss from discontinued operations of our commercial properties, net of tax was approximately $495,000 and $1,580,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. The discontinued operations were a result of our commitment to sell our 92.9% general partnership interest in Wellington, which was subsequently sold on October 1, 2003.

As a result of the sale of our commercial properties on October 1, 2003, we received cash in the amount of approximately $1,151,000. The cash received represents approximately $801,000 proceeds from the sale and approximately $350,000 cash released from mortgage related restrictions and made available for operations.

Preferred Share Dividends

Preferred share dividends decreased from approximately $315,000 for the nine-month period ended September 30, 2002 to $0 for the nine-month period ended September 30, 2003. The preferred shareholders were offered a one-time incentive to exchange each preferred share for 22.881 common shares. In connection with the exchange offer, preferred and common shareholders approved a proxy proposal in June 2003 to eliminate the dividend requirement of the preferred shares.

Net loss attributable to Common Shareholders

Based on the above, the net loss attributable to common shareholders decreased from approximately $3,119,000 for the nine-month period ended September 30, 2002 to $1,077,000 for the nine-month period ended September 30, 2003.

Comparison of the Three-Month Period Ended September 30, 2003 and 2002

Revenues from Continuing Operations

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in Wellington (which holds the commercial real estate properties), rental revenues and interest income and other income related to these properties was reclassified to discontinued operations for the three-month periods ended September 30, 2003 and 2002. Richton Trail Apartments, which we acquired on July 1, 2003, is included in continuing operations.

Rental revenue increased by approximately $144,000 or 100% for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002.

Interest income and other income decreased by approximately $3,000 or 39.6% to approximately $4,000 for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002. The decrease is primarily due to the decrease in cash and cash equivalents, offset in part by, the acquisition of the Richton Trail Apartments in July 2003.

Expenses from Continuing Operations

Total expenses increased from approximately $124,000 for the three-month period ended September 30, 2002 to $272,000 for the three-month period ended September 30, 2003, a net increase of $148,000 described below.

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in Wellington, property taxes and insurance, depreciation and amortization, interest and management fees related to these properties were reclassified to discontinued operations. Richton Trail Apartments, which we acquired on July 1, 2003, is included in continuing operations, as follows:

•	Property, operating - $33,000

•	Property taxes and insurance - $23,000

•	Depreciation and amortization - $22,000

•	Interest - $28,000

•	Management fees - $6,000

General and administrative increased from approximately $119,000 for the three-month period ended September 30, 2002 to $155,000 for the three-month period ended September 30, 2003. The increase was primarily the result of increased costs associated with our exploration of alternatives for growth of the Company.

Loss from operations before minority interests

As a result of the above, loss from operations before minority interests increased from approximately $117,000 for the three-month period ended September 30, 2002 to approximately $124,000 for the three-month period ended September 30, 2003.

Loss allocated to minority interests

Loss allocated to minority interests decreased from approximately $100,000 for the three-month period ended September 30, 2002 to a gain allocated to minority interest of approximately $1,000 for the three-month period ended September 30, 2003.

Loss from operations

As a result of the above, loss from operations increased from approximately $17,000 for the three-month period ended September 30, 2002 to approximately $125,000 for the three-month period ended September 30, 2003.

Gain on sale of marketable securities

The gain on sale of marketable securities of approximately $105,000 for the three-month period ended September 30, 2003 was a result of our sale of 25,000 shares of Stellent common stock at an average price of $7.97 per share.

Our Stellent stock was acquired in connection with the disposition of our technology segment on July 10, 2001 and was valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001.

Provision for loss on marketable securities

The provision for loss on marketable securities of approximately $1,048,000 for the three-month period ended September 30, 2002, was a result of the decline in market value of Stellent stock. Given market conditions at that time, management viewed the decline in value of Stellent stock as a permanent impairment. Accordingly, we recorded a provision for loss on marketable securities.

Loss from continuing operations

Loss from continuing operations decreased from approximately $1,064,000 for the three-month period ended September 30, 2002 to approximately $19,000 for the three-month period ended September 30, 2003.

Discontinued operations

Loss from discontinued operations of our technology segment, net of tax was approximately $0 and $24,000 for the three-month periods ended September 30, 2003 and 2002, respectively, and was a result of the Company’s discontinued operations of its technology segment.

Income (loss) from discontinued operations of our commercial properties, net of tax was approximately $55,000 and ($1,416,000) for the three-month periods ended September 30, 2003 and 2002, respectively. The discontinued operations were a result of our commitment to sell our 92.9% general partnership interest in Wellington, which was subsequently sold on October 1, 2003.

As a result of the sale of our commercial properties on October 1, 2003, we received cash in the amount of approximately $1,151,000. The cash received represents approximately $801,000 proceeds from the sale and approximately $350,000 cash released from mortgage related restrictions and made available for operations.

Net loss attributable to Common Shareholders

Based on the above, the net loss attributable to common shareholders decreased from approximately $2,504,000 for the three-month period ended September 30, 2002 to a net income attributable to common shareholders of approximately $55,000 for the three-month period ended September 30, 2003.

Liquidity and Capital Resources
Short Term and Long Term Liquidity

Cash provided by operations, equity transactions, borrowings from affiliates and lending institutions has generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. For the nine-months ended September 30, 2003 and September 30, 2002, our net cash used in continuing operations totaled approximately $158,000 and $212,000, respectively.

As of September 30, 2003, our unrestricted cash resources were $483,000 and our marketable securities available for sale were approximately $116,000. Our marketable securities represented 15,000 shares of Stellent. The NASDAQ closing quote on November 3, 2003 was $9.14 per share of Stellent.

During the three-month period ended September 30, 2003, we sold 25,000 Stellent shares at an average price of $7.97 per share and recognized a gain on the sale of these shares totaling approximately $105,000. Net proceeds from these sales were approximately $199,000.

Subsequent to September 30, 2003, we sold 5,000 shares of Stellent at a price of $10.00 per share and recognized a gain on the sale of these shares totaling approximately $31,000.

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

In May 2003, we offered preferred shareholders a one-time incentive to exchange preferred shares into common shares, which expired June 30, 2003. Through that exchange offer, preferred shareholders exchanged 1,174,120 of the preferred shares, or nearly 81%, for 26,865,042 common shares. After the exchange offer was completed, the remaining preferred shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on the American Stock Exchange, as set forth in Section 1202(b) of the Exchange’s Company Guide. This requirement was disclosed in the proxy statement as well as our intent not to seek another trading market for the preferred shares. The Exchange suspended trading of the preferred shares and submitted an application with the Securities and Exchange Commission to remove the preferred shares from listing and registration in accordance with Section 12 of the Securities and Exchange Act of 1934. Preferred shareholders retain the right to convert each of their shares for 3.448 common shares. The preferred shares are now on the Over the Counter Market with the symbol “PRGYP”.

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

On October 31, 2003, we completed the refinance of the Richton Trail Apartments with KeyBank Real Estate Capital. The mortgage loan payable of $2.8 million has an interest rate of approximately 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule. The balance due at maturity in 2013 will be approximately $2.1 million. The net proceeds from the loan were approximately $1.3 million.

On October 1, 2003, we closed on the sale of our 92.9% general partnership interest in our four commercial properties. Proceeds from the sale of these properties, net of closing costs and the mortgage balances assumed by the purchaser, were approximately $1,601,000. The proceeds from the sale were paid in a combination of approximately $801,000 in cash and 2,859,765 of our common shares at an average closing price for the 30 calendar days prior to June 27, 2003 of $0.28. Also as a result of the sale approximately $350,000 representing cash from the commercial real estate properties was released from mortgage related restrictions and made available for operations.

Cash Flows

During the nine-month period ended September 30, 2003, we generated approximately $199,000 from the sale of marketable securities, net of commissions. Cash was used primarily for (i) cash used in continuing operations of approximately $158,000; (ii) cash used in discontinued operations of our commercial real estate properties of approximately $469,000; (iii) acquisition and additions to real estate properties of approximately $87,000; (iv) payments on mortgage loans and notes payable of approximately $7,000; and (v) payments of deferred financing costs of approximately $24,000. As a result, the Company’s cash balance decreased by approximately $546,000 from approximately $1,029,000 at December 31, 2002 to approximately $483,000 at September 30, 2003.

Business Objectives and Operating Strategies

Our business plan focuses on growth by capitalizing on real estate opportunities across the United States. These opportunities may involve the acquisition, development, re-development, leasing or management of properties, portfolios and real estate companies. We will seek opportunities that we believe will provide substantial value to Paragon.

Current Tax Status

At September 30, 2003, we have net operating losses. As of December 31, 2002, our net operating losses were approximately $4,106,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2021.

We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Wellington’s income tax returns are currently under audit by the Internal Revenue Service for the tax periods ended December 31, 1998, 1999 and 2000. Management believes the tax returns as filed appropriately state the taxable income/loss for each year. However, there can be no assurance that changes will not result to the taxable income/loss as originally filed. Management believes that changes proposed, if any, may affect the net operating loss carry forward amounts of the Company but would not have any substantial effect on our cash resources.

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2003, the date of this report, James M. Mastandrea, our Chief Executive Officer and John J. Dee, our Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of September 30, 2003, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to September 30, 2003.

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

On October 3, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K dated October 1, 2003 reporting our disposition of our general partnership interests in four industrial properties located in Minnesota.

No other Form 8-Ks were filed during the nine-month period ended September 30, 2003 and through November 5, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
	By:	/s/ James C. Mastandrea

Date: November 5, 2003		James C. Mastandrea
Chief Executive Officer

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
	By:	/s/ John J. Dee

Date: November 5, 2003		John J. Dee
Chief Financial Officer