Form 10KSB
period 2003-12-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2004-03-30
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  [X]  No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [   ]

Registrant’s revenues for its most recent fiscal year: $306,748.

At March 18, 2004, the Registrant had 32,740,615 common shares of beneficial interest (including 2,859,765 shares held in treasury), $0.01 par value and 278,455 Class A Cumulative Convertible Preferred Shares. The aggregate market value of the voting common and preferred shares held by non-affiliates of the Registrant was approximately $2,628,111 based on the closing price of $0.23 per common share on the American Stock Exchange on March 18, 2004. The aggregate market value of the voting preferred shares was valued as if each of the remaining 117,045 preferred shares held by non-affiliates were converted into 3.448 common shares on March 18, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
2003 ANNUAL REPORT ON FORM 10-KSB

PART I

Item 1. Description of Business

Company Overview

Paragon Real Estate Equity and Investment Trust, formerly Stonehaven Realty Trust (the “Company,” “Paragon,” “we,” “our,” or “us”), is a real estate company, with its primary focus on acquiring, owning and operating multi-family residential real estate. As of December 31, 2003, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units. Hampton Court Associates (“Hampton”) owns the remaining 99.0% interest in Paragon Real Estate, LP. We are the sole general partner of Paragon Real Estate, LP and Hampton Court is the limited partner.

The Company was formed on March 15, 1994 as a Maryland real estate investment trust. We operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999.

In February 2000, former management of the Company purchased a software technology company. As a result of the operations of the technology company commencing in 2000, the Company did not meet the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In July 2001, former management sold the software technology company, but continued marketing the software product. In 2002, the Company discontinued the operations of the technology segment. Although Paragon is no longer a REIT for federal tax purposes, we can elect REIT status effective for 2005.

During the first half of 2003, we put into place a new management team and shareholders elected five new Trustees. Paragon has developed a value-added business plan that is primarily focused on acquiring well located, under-performing multi-family residential properties and repositioning them through renovation, leasing, improved management, and branding. This strategy, while unique to public companies, is common among private companies on both a local and limited regional basis. Paragon’s investments will be in properties, portfolios and companies with value-added programs. Paragon intends to raise equity through joint venture structures to be used for property and portfolio acquisitions, and use tax-deferred operating partnership units for acquisitions of companies. Failure to obtain external sources of capital or to find sellers willing to exchange their properties for tax-deferred partnership units will materially and adversely affect our strategy and our operations, liquidity and financial results.

On June 30, 2003, the holders of our preferred shares consented to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our preferred shares. The waiver was sought in connection with a one-time incentive exchange offer pursuant to which we offered to exchange each of our outstanding preferred shares for 22.881 common shares.

We are dependent on our existing cash and our common shares of Stellent, Inc. (“Stellent”) to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements. Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we have reduced our material future obligations, which include a mortgage on the apartment complex and the employment contracts for our three executive officers. The debt service payment is being funded from the cash flow of the property secured by the mortgage, and the current salary requirements of the employment contracts is only $5,000 per month for each executive officer. We historically have financed our long-term capital needs, including acquisitions, as follows:

•	Borrowings from new loans;

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.

There can be no assurance any of the alternatives will be adopted, or if adopted, will be successful.

Real Estate

Paragon Real Estate, LP, an operating partnership of which we are sole general partner and own a 1.0% interest, owns one residential apartment complex containing 72 units.

Effective July 1, 2003, we closed the acquisition of our residential apartment complex, Richton Trail, located near Chicago, Illinois, following approval by our shareholders of the transaction on June 30, 2003. Our operating partnership, Paragon Real Estate, LP, acquired the residential complex along with the associated mortgage from Hampton, a partnership controlled by James C. Mastandrea, its general partner and our Chairman, Chief Executive Officer and President. In consideration for transferring Richton Trail, Hampton received 813,938 restricted limited partnership units of Paragon Real Estate, LP. Each unit is redeemable after four years for cash, or, at our option, 22.881 of our common shares.

On October 1, 2003, we closed on the sale of our 92.9% general partnership interest in four commercial properties. Proceeds from the sale of these properties, net of closing costs and the mortgage balances assumed by the purchaser, were approximately $1,601,000. The proceeds from the sale were paid in a combination of approximately $801,000 in cash and 2,859,765 of our common shares at an average closing price for the 30 calendar days prior to June 27, 2003 of $0.28. Also as a result of the sale, approximately $318,000 representing cash from the commercial real estate properties was released from mortgage related restrictions and made available for operations.

Real Estate Tenants

Our tenants have leases that are generally for terms of one year or less.

Competition

The real estate market is highly competitive. Competing properties may be newer or have more desirable locations than the Company’s current property holdings. If the market does not absorb newly constructed units, market vacancies will increase and market rents may decline. As a result, we may have difficulty leasing units within our properties and may be forced to lower rents on leases to compete effectively.

We compete for the acquisition of properties with many entities, including, among others, publicly traded REITs, life insurance companies, pension funds, partnerships and individual investors. Many competitors may have substantially greater financial resources than us. In addition, certain competitors may be willing to accept lower returns on their investments. If competitors prevent us from buying properties that may be targeted for acquisition, our capital appreciation and valuation may be impacted.

Discontinued Operations

We sold our 92.9% general partnership interest in four commercial properties on October 1, 2003. The results of operations for these properties are presented in the accompanying Consolidated Statement of Operations as “Income/Loss from discontinued operations.”

The following is a summary of the income from discontinued operations of our commercial properties for the years ended December 31, 2003 and 2002.

	Year ended December 31,
	2003	2002
Revenues	$1,007,813	$1,362,050
Operating expenses	(444,995)	(646,894)
Depreciation and amortization	(157,735)	(228,450)
Interest expense	(251,900)	(448,395)
General and administrative	(305,087)	(264,116)
Non-recurring real estate expenses	(305,970)	(2,023,000)

Income (loss) from discontinued operations	$(457,874)	$(2,248,805)

Losses from discontinued operations relating to our technology segment for the years ended December 31, 2003 and December 31, 2002 were approximately $0 and $82,000, respectively. The discontinued operations relating to our technology segment for the year ended December 31, 2002 were primarily composed of general and administrative expense.

Employees

The Company has three full-time employees as of March 18, 2004.

Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-KSB and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to business development and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources and availability, and the effects of regulation (including environmental regulation) and competition. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks, uncertainties and other factors include uncertainties affecting real estate businesses generally (such as entry into new leases, renewal of leases and dependence on tenants’ ability to pay rent), risks relating to our ability to maintain and increase property occupancy and rental rates, risks relating to construction or development activities, acquisitions, dispositions, possible environmental liabilities, risks relating to leverage and debt service (including availability of financing on terms acceptable to us and sensitivity of our operations and financing arrangements to fluctuations in interest rates), dependence on the primary markets in which our properties are located, the existence of complex regulations relating to our tax status and the potential adverse impact of market interest rates on the market price for our securities. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Our cash resources are limited.

As of December 31, 2003, our unrestricted cash resources were approximately $2,219,000 and our marketable securities available for sale were approximately $99,000. Our marketable securities represented 10,000 common shares of Stellent. The NASDAQ closing quote on March 18, 2004 was $8.64 per common share of Stellent. We are dependent on our existing cash resources and our

Stellent shares to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.

We have a history of losses.

We have reported net losses for each year since our inception. We had an accumulated deficit of approximately $23.7 million as of December 31, 2003. There can be no assurance that we will become profitable in the future.

We have approximately $2.8 million in debt secured by Richton Trail.

Our declaration of trust and bylaws have no limitation on the amount of debt that we may incur in the purchase, sale, development or expansion of any property. Richton Trail secures approximately $2.8 million of outstanding mortgage debt. In the future, we may incur additional indebtedness to finance other acquisitions and development projects. Our debt service requirements may reduce funds available for operations and future business opportunities, and may increase our vulnerability to adverse general economic and industry conditions and competition.

We need additional capital to execute our business plan and may not be able to obtain it.

We need additional equity and debt financing to execute our value-added multi-family apartment plan to grow. Additional financing may have unacceptable terms or may not be available at all for reasons relating to:

•	Our limited operating history;

•	Our inability to meet our business plan;

•	Lenders’ or investors’ view of real estate operating companies with a focus on one segment of real estate or small-capitalized companies; and

If adequate financing is not available, we may not be able to acquire additional properties or develop our new properties. Failure to obtain this financing will materially and adversely affect our strategy. Any additional capital offerings could dilute our existing shareholders, and we expect that as we grow, our existing shareholders will be diluted significantly.

We will be subject to risks with debt financing.

Our business plan relies on debt financing. There are numerous risks associated with debt financing including:

•	We must generate cash to service our debt;

•	An increase in interest expense would adversely affect our cash flow, our ability to make future distributions to our shareholders and the value of our shares;

•	We may not be able to finance necessary capital expenditures for renovations and other improvements on favorable terms or at all; and

•	Our apartment complex is mortgaged to secure payment of indebtedness, and if we are unable to meet mortgage payments, the property could be foreclosed with a consequent loss of income and asset value to us.

Our focus on multi-family residential property may not be beneficial.

In the past several years, our real estate focus was to acquire and develop office and industrial properties. Richton Trail is a multi-family residential property, a segment of real estate on which we intend to focus. There can be no assurance that our management will be able to successfully acquire this type of property. Even if our management is successful, investors may not value a portfolio of the same type of properties as highly as they would value portfolios consisting of diverse properties.

We may not be able to manage our growth effectively.

Our business plan envisions significant growth. This growth will require increased investment in management and professionals, personnel, financial and management systems and controls and facilities, which could cause operating results to vary significantly from quarter to quarter and could negatively impact our financial results. Any difficulty or significant delay in the implementation or operation of existing or new systems or integration of new personnel could adversely affect our ability to manage growth and our cash flow.

James C. Mastandrea controls a significant percentage of our shares.

Mr. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, is a member and the manager of Paragon Real Estate Development LLC (“Paragon Development”) and John J. Dee, our Chief Financial Officer and a trustee, is also a member of that entity. Of the 696,078 preferred shares issued to Mr. Mastandrea and Mr. Dee under their restricted share agreements, 534,668 preferred shares were converted into 12,233,738 common shares and the balance of 161,410 preferred shares remain outstanding. Mr. Mastandrea and Mr. Dee assigned their common and preferred shares to Paragon Development. In addition, Hampton Court Associates owns 813,938 units in Paragon Real Estate, LP, which may be converted into 18,623,715 common shares or cash, at our discretion, at any time after July 1, 2007. Mr. Mastandrea is the general partner of Hampton and owns directly or indirectly 325,575 of these units, which may be converted into 7,449,481 common shares or cash, at our discretion. If Mr. Mastandrea caused Hampton to redeem all of the limited partnership units in Paragon Real Estate, LP, and we elected to convert such units into common shares, and if the preferred shares held by Paragon Development were converted into common shares, then including the other common shares held by Paragon Development, Mr. Mastandrea would own or have the right to vote approximately 78.3% of our common shares. Consequently, he would have the ability to approve some matters requiring the vote of shareholders which may result in corporate action with which you do not agree.

Mr. Mastandrea has the right to appoint a majority of our board of trustees.

Under restricted share agreements, Mr. Mastandrea will have the right to appoint five trustees to our board as long as Paragon Development owns either:

•	a majority of the preferred shares; or

•	40% or more of the sum of the restricted shares issued to Mr. Mastandrea and Mr. Dee and the common shares issued to them upon conversion of their restricted preferred shares into restricted common shares after the exchange offer.

Even if these conditions are not met, Mr. Mastandrea’s appointment right will continue until March 4, 2013; provided that if Mr. Mastandrea remains as our Chairman or Chief Executive Officer on that date, the right to appoint five trustees will continue until the time Mr. Mastandrea is no longer our Chairman or Chief Executive Officer. Although Mr. Mastandrea waived this right in the election of trustees in 2003, he may exercise it any time in the future.

Mr. Mastandrea and Mr. Dee have conflicts of interest.

James C. Mastandrea is our Chairman of the Board, Chief Executive Officer and President. We are the general partner of Paragon Real Estate, LP, our operating partnership, and Mr. Mastandrea, as our Chief Executive Officer, therefore, oversees the day to day operations of the operating partnership. Mr. Mastandrea owns directly or indirectly limited partnership units totaling 40% of the operating partnership. Because of his different positions, Mr. Mastandrea faces conflicts of interest in making determinations regarding the Paragon operating partnership. Mr. Mastandrea’s interests may differ from the interests of our shareholders and the other limited partners, including different and more adverse tax consequences than holders of our common or preferred shares upon the sale of Richton

Trail, the refinancing of Richton Trail’s debt, or in connection with any proposed tender offer or merger involving us. Therefore, we and Mr. Mastandrea, as partners in the Paragon operating partnership, may have different objectives regarding the appropriate terms of any such transaction.

John J. Dee is our Senior Vice President, Chief Financial Officer and a trustee. Mr. Mastandrea and Mr. Dee may have a conflict of interest with respect to their obligations as officers and trustees to the extent we attempt or the Paragon operating partnership attempts to enforce the terms of the Paragon operating partnership agreement or any other agreement to which we and either or both Mr. Mastandrea and Mr. Dee are parties. The failure to enforce the material terms of any such agreement, particularly indemnification provisions and the remedy provisions for breaches of representations and warranties or failures to perform covenants, could result in a substantial monetary loss to or otherwise could have a material adverse effect on us and our shareholders.

Mr. Mastandrea has additional conflicts of interest because he owns the management company that manages Richton Trail and his spouse, who is President and CEO of the management company, supervises the on-site property management employees.

Mid Illinois Realty Corp., an Illinois corporation, is owned by Mr. Mastandrea and is the management company that manages Richton Trail. Mr. Mastandrea’s spouse is President and CEO of Mid Illinois Realty and supervises the on-site property employees who manage the daily operations of Richton Trail. The existing management fee is 4.5% of gross revenues collected, excluding expense reimbursements and forfeited security deposits. While the contract to manage Richton Trail, including the management fee, is at a competitive market rate for similar services with an unrelated company, it was not negotiated at arm’s-length. We cannot provide any assurance that a contract with an independent third party could not be negotiated upon terms more favorable to us. In addition, Mr. Mastandrea owns another company, MDC Realty Corporation, an Illinois corporation, which is reimbursed, at cost, for the payroll costs of the employees at Richton Trail that are processed by MDC Realty through an unaffiliated payroll services provider. MDC Realty does not charge Richton for these services. As our Chairman of the Board, Chief Executive Officer and President, and because we are the general partner of the Paragon operating partnership that contracts with Mid Illinois Realty and MDC Realty, Mr. Mastandrea faces conflicts of interest in making determinations regarding the management of Richton Trail and the enforcement of the terms of the Richton Trail management agreement. As the Company acquires more properties, it intends to use local third party management companies until we are able to provide management services ourselves. There can be no assurances that we will be able to provide management services for our properties, or after management services are handled internally that we will operate our properties more efficiently or effectively than third party management companies.

We may face competition from other business interests of Mr. Mastandrea.

Mr. Mastandrea owns a combined mixed-use shopping plaza and office facility in suburban Chicago, Illinois. We do not believe that this property will compete with our apartment complex; however, it is possible that this mixed-use facility may compete with us in the future in the event we invest in a similar property in close proximity to it.

We are dependent on a small number of key senior professionals and the loss of any of these professionals could adversely affect our results and may, in turn, negatively affect the market price of our common shares.

The loss of professionals, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our operating results. Among the key professionals on whom we depend, and whose loss could have a material adverse effect on our business, are Mr. Mastandrea, Mr. Dee and Steven M. Edelman, our Chief Investment Officer and Senior Vice President. We believe that personal relationships with potential investors, lenders and sellers of real estate properties and projects are an important component of our business plan. These relationships depend in part upon the individual employees who represent us. We will face competition for experienced real estate professionals. We cannot assure you that losses of key personnel due to competition or otherwise will not occur.

The board of trustees has the ability to effect changes to our major policies, including our investment policy, without the vote of shareholders.

Our major policies, including policies with respect to acquisitions, mergers, financing, growth, debt capitalization, recapitalization of the equity structure and distributions will be determined by our board of trustees. The board of trustees may amend or revise these and other policies from time to time without the vote of the shareholders. Accordingly, the shareholders will have no direct control over changes in our policies which may not fully serve the interests of all of our shareholders.

We cannot sell Richton Trail for ten years without Mr. Mastandrea’s consent.

We are precluded by the Paragon partnership agreement from selling the Richton Trail apartment buildings for ten years without the consent of Mr. Mastandrea. Mr. Mastandrea’s right to consent may present him with a conflict of interest.

Shareholders could experience possible future dilution through the issuance of additional shares or partnership interests.

As a result of growth relating to acquisitions financed with the issuance of additional preferred or common shares or interests in the Paragon operating partnership or any similar entity of ours, you could experience significant future dilution. We cannot estimate how much dilution will occur, but anticipate that it would be significant.

We currently do not plan to distribute dividends to the holders of our shares.

Unless we again become a real estate investment trust, we intend to retain earnings in order to fund the operation and expand our business. Accordingly, we do not intend to pay cash dividends on our common or preferred shares. Payment of future cash dividends, if any, and the amounts thereof will be dependent upon our earnings, financial requirements and other factors deemed relevant by our board of trustees.

Our real estate assets are located in only one market.

All of our existing properties are located in Illinois. Assuming no other property acquisitions under our business plan, our financial performance is dependent upon economic conditions in this state and the specific local market where the property is located. Like other real estate markets, this market has experienced economic downturns in the past. Such slowdowns can lead companies to lay off employees, which might cause individuals to move or miss rent payments. Declines in the economy of the Illinois real estate market could adversely affect our operations or cash flow and ability to meet ongoing obligations, pay distributions to our shareholders, if in the future we elect to pay cash dividends on our common shares, and adversely impact the value of our shares.

Real Estate Risks

We face competition from numerous real estate entities with greater resources than ours.

We compete for the acquisition of properties with many entities, including, among others, publicly-traded REITs, life insurance companies, pension funds, partnerships and individual investors. Many competitors have substantially greater financial and personnel resources than we do. Competition may reduce the number of suitable acquisition opportunities offered to us and increase the bargaining power of property owners seeking to sell. In addition, certain competitors may be willing to accept lower returns on their investments. If competitors prevent us from buying properties that may be targeted for acquisition, our business plan may be adversely impacted, as will our capital appreciation and value.

Because real estate is illiquid, we may not be able to sell properties when appropriate.

Real estate investments generally cannot be sold quickly. As we grow in accordance with our business plan, this illiquidity will limit our ability to alter our portfolio, whether necessary to sell our properties, to raise capital, or in response to changes in economic or other conditions. In addition, the sale price of any disposition may not recoup or exceed the amount of our investment.

Our operating costs may rise, which could reduce our cash flow.

As we expand, our operating costs may increase as a percentage of our revenue as a result of rising costs and the heightened awareness of possible terrorist attacks. As a direct result of the September 11, 2001 terrorist attacks, costs have increased for building security, property/casualty and liability insurance, and property maintenance. We may not be able to pass along the increased costs associated with such increased building security to our tenants, which could reduce our cash flow.

The possibility of future terrorist attacks has caused increases in, the cost of premiums for insurance coverage. Furthermore, in light of recently-adopted securities laws and regulations and the additional responsibility given to audit committees as a result, we may experience increased costs in our directors’ and officers’ insurance premiums and fees for auditors and other independent third parties hired by the audit committee to fulfill its expanded responsibilities.

Because of rising costs in general, we might experience increases in our property maintenance costs, such as for cleaning, electricity, real estate taxes and heating, ventilation and air conditioning. If operating expenses increase, the availability of other comparable apartment complexes in our specific geographic market may limit our ability to increase rents, which could reduce our cash flows and limit our ability to make distributions to shareholders, if in the future we elect to pay cash dividends on our common shares.

New development and acquisitions may not produce results in accordance with our expectations and may require development and renovation costs exceeding our estimates.

Our real estate investment strategy is to grow by acquiring well located, under-performing multi-family residential properties and repositioning them through renovation, leasing, improved management and branding. Once made, our investments may not produce results in accordance with our expectations. Our actual renovation and improvement costs to bring an acquired property up to market standards or to bring units of an existing property up to standards for a tenant may exceed our estimates. Risks associated with these activities include:

•	the unavailability of financing;

•	construction costs exceeding original estimates;

•	construction and lease-up delays resulting in increased debt service and construction costs;

•	complications in obtaining necessary zoning, occupancy and other governmental permits; and

•	a lack of acceptance of our value added strategy by investors or tenants.

In addition, acquisitions and development projects require a significant amount of management’s time which could divert management’s attention away from the daily operation of our business.

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

We may be unable to renew leases or relet units as leases expire.

If tenants fail to renew their leases upon expiration, we may be unable to relet the subject unit. Even if the tenants do renew their leases or we can relet the units, the terms of renewal or reletting (including the cost of any upgrades) may be less favorable than current lease terms.

Some potential losses are not fully covered by insurance or may not be covered by insurance at all.

We carry comprehensive liability, fire, extended coverage and rental loss insurance on our property. We believe the policy specification and insured limits of these policies are adequate and appropriate. However, there are types of losses, such as losses from casualties associated with civil unrest, acts of God, including natural disasters, and acts of war that generally are not insured.

As a consequence of the possibility of terrorist attacks in the future, we may be unable to renew or duplicate our current insurance coverage in adequate amounts. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or if offered, these types of insurance may be prohibitively expensive. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it unfeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to that property. In such an event, we may nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot provide assurance that material losses in excess of insurance proceeds will not occur in the future. If any of our properties experience a catastrophic loss, the loss could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property, if we are able to make the repairs or rebuild the property at all. These events could adversely affect our cash flow and ability to make distributions to shareholders.

The ownership of real estate is subject to numerous risks generally.

The underlying value of our real estate investments and our income and our ability to make future distributions to our shareholders are dependent upon our ability to operate rental properties in a manner sufficient to maintain or increase cash available for future distribution, if any. Income from the properties may be adversely affected by:

•	changes in national economic conditions;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	changes in interest rates and in the availability, cost and terms of mortgage funds;

•	impact of present or future environmental legislation and compliance with environmental laws;

•	ongoing need for capital improvements, particularly in older properties;

•	more attractive lease incentives offered by competitors in similar markets;

•	increased market demand for newer properties;

•	changes in real estate tax rates and other operating expenses;

•	adverse changes in governmental rules and fiscal policies;

•	adverse changes in zoning laws; and

•	other factors which are beyond our control.

Liability for environmental matters could adversely affect our financial position.

Under various federal, state, and local environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not the owner or operator caused or knew of the presence of the hazardous or toxic substances and whether or not the storage of such substances was in violation of a tenant’s lease. The owner or operator is not always in a position to know what a tenant stores in its apartment. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property, may adversely affect our ability to lease any or all of a property and our ability to borrow using the contaminated property as collateral. In connection with the ownership of any property, we are potentially liable for any cleanup costs and these costs may be substantial.

Our assessments of our existing properties have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any such environmental liability. We also intend to condition future acquisitions on successful environmental assessments. Nevertheless, it is possible that our past and future assessments will not reveal all environmental liabilities or that there are existing or future material environmental liabilities of which we will be unaware.

Compliance with applicable laws, rules and regulations, including the Americans with Disabilities Act, can be costly.

All places of public accommodation are required to meet certain federal requirements, including but not limited to those associated with the Americans with Disabilities Act. A number of additional federal, state and local laws exist that also may require modifications to our present and future properties or restrict certain further renovations thereof, with respect to access thereto by disabled persons.

Although we believe that our existing property is substantially in compliance with present requirements, future legislation may impose additional burdens or restrictions on owners with respect to access by disabled persons. Although the costs of compliance with any additional legislation are not currently ascertainable, the costs could be substantial. Limitations or restrictions on the completion of certain renovations may also limit application of our investment strategy in certain instances or reduce overall returns on our investments.

We may not be able to meet AMEX’S continued listing qualifications.

While our common shares are currently listed on the American Stock Exchange, we may not be able to meet AMEX’s continued listing qualifications in the future. In addition, our common shares are thinly traded and trading volumes fluctuate significantly. The average trading volume for year-ended December 31, 2003 was approximately 21,000 common shares per day. As a result, investors may have difficulty in selling our common shares at generally prevailing prices.

Advantageous transactions may be prevented.

Certain provisions contained in our declaration of trust and bylaws and under federal and Maryland laws may have the effect of discouraging a third party from making any acquisition proposal for us. For example, such provisions may

•	deter attractive tender offers for our shares, or

•	deter purchases of large blocks of our shares, thereby limiting the opportunity for our shareholders to receive a premium for their shares over then-prevailing market prices.

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

Item 2. Description of Property

As of December 31, 2003, we owned one residential apartment complex, Richton Trail, consisting of 12 three-story apartment buildings containing a total 72 units, which we acquired on July 1, 2003. The apartment buildings were built in 1978, 1979 and 1982, were refurbished in the late 1980’s and again in the 1990’s. They are situated in a suburb of Chicago on 3.21 acres, or 139,884 square feet, of land. Each building has its own parking lot and contains six apartment units, with a combined total of 60 two-bedroom apartments and 12 one-bedroom apartments.

Richton Trail contains 56,040 square feet of net rentable area and 74,196 square feet of above grade gross building area. Assuming all available apartments are rented and we acquired the building on January 1, 2003, the property would have generated total annual rental revenue of approximately $630,000 in 2003. As of December 31, 2003, 100.0% of the property, or 72 units, was rented. Tenants’ lease obligations are generally on a year-to-year basis. Richton Trail must maintain approximately 83% of the apartments rented in order to achieve the necessary cash flow to operate the property with its current expenses and liabilities. We currently have no plans for any significant improvements at Richton Trail because the property has been maintained in the past and it is at or near full occupancy.

Paragon Real Estate, LP, an operating partnership of which we are sole general partner and own a 1.0% interest, owns Richton Trail.

On October 1, 2003, we closed on the sale of our 92.9% general partnership interest in four commercial properties. Proceeds from the sale of these properties, net of closing costs and the mortgage balances assumed by the purchaser, were approximately $1,601,000. The proceeds from the sale were paid in a combination of approximately $801,000 in cash and 2,859,765 of our common shares at an average closing price for the 30 calendar days prior to June 27, 2003 of $0.28. Also as a result of the sale, approximately $318,000 representing cash from the commercial real estate properties was released from mortgage related restrictions and made available for operations.

Investments in Real Estate Depreciation and Insurance Coverages

Depreciation expense on our apartment buildings is computed using the straight line method based on a useful life of forty years.

We believe we have adequate insurance coverage for our real estate property.

Mortgage Loan

On October 31, 2003, we completed the refinance of the Richton Trail with KeyBank Real Estate Capital. The mortgage loan payable of $2.8 million has a fixed interest rate of 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule. The balance due at maturity in 2013 will be approximately $2.1 million. The net proceeds from the loan were approximately $1.3 million. The mortgage loan payable was approximately $2,812,000 as of December 31, 2003.

Item 3. Legal Proceedings

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Our common shares began trading on the American Stock Exchange (“AMEX”) on October 28, 1999 under the symbol “RPP.” On June 30, 2003 we changed our name to “Paragon Real Estate Equity and Investment Trust.” As a result of our name change our common shares now trade under the new symbol “PRG” on the AMEX.

Our Class A Preferred Shares began trading on the AMEX on October 28, 1999 under the symbol “RPP.A.” In May 2003, we offered preferred shareholders a one-time incentive to exchange preferred shares into common shares, which expired June 30, 2003. Through that exchange offer, preferred shareholders exchanged 1,174,120 of the preferred shares, or nearly 81%, for 26,865,042 common shares. After the exchange offer was completed, the remaining preferred shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on the American Stock Exchange, as set forth in Section 1202(b) of the AMEX’s Company Guide. This requirement was disclosed in the proxy statement as well as our intent not to seek another trading market for the preferred shares. AMEX suspended trading of the preferred shares and the Securities and Exchange Commission removed the preferred shares from listing and registration in accordance with Section 12 of the Securities and Exchange Act of 1934. Preferred shareholders retain the right to convert each of their shares for 3.448 common shares. The preferred shares are now on the Over the Counter Market with the symbol “PRGYP.”

The table below shows the range of the high and low sale prices for our common shares as reported on the AMEX. The quotations shown represent interdealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

	High	Low
2003
4th Quarter	$0.34	$0.18
3rd Quarter	$0.39	$0.19
2nd Quarter	$0.39	$0.13
1st Quarter	$0.20	$0.11

2002
4th Quarter	$0.20	$0.10
3rd Quarter	$0.27	$0.11
2nd Quarter	$0.45	$0.18
1st Quarter	$0.49	$0.26

On March 18, 2004, the last reported sales price of our common shares on the AMEX was $0.23. The number of holders of record of our common shares was approximately 300 as of March 18, 2004 and we estimate we have approximately 900 beneficial holders of common interests as of that same date.

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

On June 30, 2003, the holders of our preferred shares consented to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our preferred shares. The waiver was sought in connection with a one-time incentive exchange offer under which we offered to exchange each of our preferred shares for 22.881 common shares. The exchange offer was completed on June 30, 2003.

Preferred Share Conversions

Subsequent to the exchange offer, during the fourth quarter of 2003, three shareholders converted 1,400 preferred shares into 4,827 common shares pursuant to their terms. We believe this issuance of common shares to be exempt from registration under Section 3(a)(9) of the Securities Act.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

Paragon Real Estate Equity and Investment Trust, formerly Stonehaven Realty Trust (the “Company,” “Paragon,” “we,” “our,” or “us”), is a real estate company that primarily acquires, owns and operates multi-family residential properties. As of December 31, 2003, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units . Hampton Court Associates (“Hampton Court”) owns the remaining 99.0% interest in Paragon Real Estate, LP. We are the sole general partner of Paragon Real Estate, LP and Hampton Court is the limited partner. Hampton Court’s ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each unit redeemable after July 1, 2007 for cash, or, at our option, 22.881 of our common shares.

Brief History

The Company was formed on March 15, 1994 as a Maryland real estate investment trust. We operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999.

In February 2000, former management of the Company purchased a software technology company. As a result of the operations of the technology company commencing in 2000, the Company did not meet the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In July 2001, former management sold the software technology company, but continued marketing the software product. In 2002, the Company discontinued the operations of the technology segment. Although Paragon is no longer a REIT for federal tax purposes, we can elect REIT status effective for 2005.

Recent Developments in 2003 and Executive Overview

On March 4, 2003, James C. Mastandrea and John J. Dee signed exclusive employment agreements with the Company, and were joined by Steven M. Edelman in May 2003. Mr. Mastandrea is our Chairman, Chief Executive Officer and President, Mr. Dee is our Chief Financial Officer, Senior Vice President and a trustee, and Mr. Edelman is our Chief Investment Officer and Senior Vice President.

At the June 30, 2003 annual meeting, shareholders approved several proxy proposals to reposition the

Company, of which the most significant were the following:

(1)	A one-time incentive exchange offer to holders of our preferred shares to exchange each preferred share for 22.881 common shares, and elimination of the preferred share dividend to conserve cash for operations and acquisitions;

(2)	The July 1, 2003 acquisition of Richton Trail, a suburban Chicago apartment complex owned by a partnership of which Mr. Mastandrea is the general partner, for 813,938 restricted limited partnership units of Paragon Real Estate LP, convertible after four years into our common shares at the rate of one partnership unit for 22.881 common shares, or cash, at our option;

(3)	The October 1, 2003 sale of our four existing commercial properties located in Minnesota to former members of management for cash of approximately $801,000 plus $318,000 released from mortgage related restrictions and the return of 2,859,765 of our common shares; and

(4)	The election of five trustees, resulting in the board of trustees being comprised of four independent trustees and two trustees who are also executive officers.

On October 31, 2003, Richton Trail was refinanced with a new $2.8 million mortgage, providing cash of approximately $1.3 million for operations and acquisitions.

Due to the sale of our four commercial properties, the revenues and expenses of those properties, along with our technology segment, were reclassified as discontinued operations for 2003 and 2002.

Our current management has developed a value-added business plan that is primarily focused on acquiring well located, under-performing multi-family residential properties, and then repositioning them through renovation, leasing, improved management and branding. Besides finding acquisitions, it is equally important to find sources of capital to fund the acquisitions, or find sellers interested in exchanging their properties for tax deferred partnership units.

Forward-Looking Information

The following is a discussion of our results of operations for the years ended December 31, 2003 and 2002 and financial condition, including

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2003 compared to the year ended December 31, 2002.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the year ended December 31, 2003, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

This section contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate” or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in these forward-looking statements are based on reasonable assumptions when they are made, we can give no assurance that these expectations, estimates and projections can be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in the economic conditions affecting industries which employ tenants residing in our property, our failure to lease unoccupied units or to re-lease occupied units upon expiration of leases in accordance with the our projections, changes in prevailing interest rates, the cost or general availability of equity and debt financing, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, and potential liability under environmental or other laws. Please see the section “Risk Factors” on previous pages for other factors which could affect our Company.

Comparison of the years ended December 31, 2003 and 2002

Revenues from Continuing Operations

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the operating partnership that held our four commercial real estate properties, rental revenues and interest income and other income related to these properties were reclassified to discontinued operations for the years ended December 31, 2003 and 2002. Richton Trail, which we acquired on July 1, 2003, is included in continuing operations.

Rental revenue of approximately $288,000 for the year ended December 31, 2003 was comprised entirely of Richton Trail, acquired on July 1, 2003, compared to $0 the year ended December 31, 2002 when it was not part of our portfolio.

Interest income and other income decreased by approximately $8,000 or 30.0% to approximately $19,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease is primarily due to the decrease in cash and cash equivalents, offset in part by the acquisition of the Richton Trail in July 2003.

Expenses from Continuing Operations

Total expenses increased from approximately $431,000 for the year ended December 31, 2002 to approximately $1,223,000 for the year ended December 31, 2003, a net increase of $792,000 described below.

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the four commercial Minnesota properties, property taxes and insurance, depreciation and amortization, interest and management fees related to these properties were reclassified to discontinued operations. Richton Trail, which we acquired on July 1, 2003, is included in continuing operations, as follows:

•	Property, operating and maintenance — $88,000

•	Property taxes and insurance — $48,000

•	Depreciation and amortization — $57,000

•	Interest — $66,000

•	Management fees — $13,000

General and administrative expenses increased from approximately $409,000 for the year ended December 31, 2002 to approximately $951,000 for the year ended December 31, 2003. The increase was primarily the result of increased professional fees for hiring new management and obtaining shareholder approval to reposition the Company, coupled with a $300,000 non-cash severance expense recorded in connection with the employment contract of Duane H. Lund, our former Chief Executive Officer. Mr. Lund received 95,541 preferred shares in lieu of a cash payment. The number of shares issued was based on two times his annual salary (as provided in his employment contract) with the price of the preferred shares based on the average closing price for the 30 calendar days prior to March 1, 2003.

Loss from operations before minority interests

As a result of the above, loss from operations before minority interests increased from approximately $404,000 for the year ended December 31, 2002 to approximately $917,000 for the year ended December 31, 2003.

Loss allocated to minority interests

Loss allocated to minority interests decreased from approximately $168,000 for the year ended December 31, 2002 to approximately $149,000 for the year ended December 31, 2003 primarily as a result of the October 2003 sale of our partnership interest in our commercial properties offset, in part, by the July 2003 acquisition of our partnership interest in Richton Apartments.

Loss from operations

As a result of the above, loss from operations increased from approximately $235,000 for the year ended December 31, 2002 to approximately $768,000 for the year ended December 31, 2003.

Gain on sale of marketable securities

The gain on sale of marketable securities of approximately $136,000 for the year ended December 31, 2003 was a result of our sale of 30,000 common shares of Stellent at an average price of $8.30 per share.

The gain on sale of marketable securities of approximately $56,000 for the year ended December 31, 2002 was a result of our sale of 40,000 common shares of Stellent at an average price of $31.34 per share early in 2002 before the share price declined significantly.

Our Stellent shares were acquired in connection with the disposition of our technology segment on July 10, 2001 and were valued at $29.94 per share based on the NASDAQ closing quote per share on July 9, 2001. In 2002, we recorded a loss on the Stellent shares, as described immediately below.

Provision for loss on marketable securities

The provision for loss on marketable securities of approximately $1,048,000 for the year ended December 31, 2002 was a result of the decline in market value of the Stellent shares. Given market conditions at that time, management viewed the decline in value of the Stellent shares as a permanent impairment. Accordingly, we recorded a provision for loss on marketable securities.

Loss from continuing operations

Loss from continuing operations decreased from approximately $1,227,000 for the year ended December 31, 2002 to approximately $632,000 for the year ended December 31, 2003.

Discontinued operations

Loss from discontinued operations of our technology segment, net of tax, was $0 and approximately $82,000 for the years ended December 31, 2003 and 2002, respectively, and was a result of the Company’s discontinued operations of its technology segment.

Loss from discontinued operations of our commercial properties, net of tax, was approximately $458,000 and $2,249,000 for the years ended December 31, 2003 and 2002, respectively. The loss in 2003 included $350,000 representing tenant improvements, leasing commission and professional fees spent on the commercial properties prior to their sale without an increase in proceeds. The loss in

2002 included $2,023,000 to adjust the carrying value of the commercial properties to estimated fair value based on an independent appraisal. The discontinued operations were a result of the sale of our 92.9% general partnership interest in the four commercial properties on October 1, 2003. Current management did not consider these properties, comprised of small office/industrial facilities, to be core assets for the new value-added business plan for multi-family residential properties. Therefore, the commercial properties were sold to raise cash for short term operations and for future acquisitions.

As a result of the sale of our commercial properties on October 1, 2003, we received cash of approximately $801,000, and approximately $318,000 of additional cash was released from mortgage related restrictions and made available for operations.

Preferred Share Dividends

Preferred share dividends decreased from approximately $630,000 for the year ended December 31, 2002 to $0 for the year ended December 31, 2003. The preferred shareholders were offered a one-time incentive to exchange each preferred share for 22.881 common shares. In connection with the exchange offer, preferred and common shareholders approved a proxy proposal in June 2003 to eliminate the dividend requirement of the preferred shares.

Net loss attributable to Common Shareholders

Based on the above, the net loss attributable to common shareholders decreased from approximately $4,188,000 for the year ended December 31, 2002 to approximately $1,090,000 for the year ended December 31, 2003.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 3 to our Consolidated Financial Statements. The following section is a summary of certain aspects of those accounting policies that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our Consolidated Financial Statements.

Impairment of Long-Lived Assets

We recognize an impairment loss on a real estate asset if the asset’s carrying amount exceeds its fair value and is non-recoverable. First, to determine if impairment may exist, we review our properties and identify those, if any, which have had either an event of change or event of circumstances warranting further assessment of recoverability. Next, we estimate the fair value of those properties on an individual basis through either independent appraisals or by capitalizing the expected net operating income, among various other factors. These amounts are then compared to the property’s depreciated cost to determine whether an impairment exists. We compute the expected net operating income using certain estimates and assumptions for revenues and expenses. As a result, these estimates and assumptions impact the amount of impairment loss that we recognize. In 2003, we recognized a provision for loss on the four commercial properties of $350,000 for tenant improvements, leasing commissions and professional fees spent on the properties prior to their sale without an increase in proceeds. In 2002, the provision for loss on the commercial properties of $2,023,000 was based on a market appraisal of the properties compared to their depreciated cost.

Real Estate Investments

When we acquire real estate properties, we allocate the components of these acquisitions using relative fair values computed using our estimates and assumptions. These estimates and assumptions affect the amount of costs allocated between land and different categories of building improvements. The allocations impact depreciation expense and gain or loss recorded on sale of real estate. When we acquired Richton Trail, we allocated 80% of the acquisition price to building and 20% to land, based on our judgment of the relative values of the two components and as supported by standard industry practice. The acquisition price was from a market appraisal.

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2003, we have net operating losses totaling approximately $11.0 million and capital losses of approximately $0.8 million. While these losses created a deferred tax asset of approximately $4.9 million, a valuation allowance of $4.9 million was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2023.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. In 2003, as part of the one-time incentive exchange offer for holders of preferred shares to convert to common shares, our shareholders approved eliminating the preferred dividend, which allows us to use that cash for current operations and future growth of the Company.

Cash Flows

As of December 31, 2003, our unrestricted cash resources were approximately $2,219,000 and our marketable securities available for sale were approximately $99,000, comprised solely of 10,000 common shares of Stellent. The NASDAQ closing quote on March 18, 2004 was $8.64 per common share of Stellent. We are dependent on our existing cash resources and Stellent shares to meet our liquidity needs because cash from operations are not sufficient to meet our operating requirements.

During the year ended December 31, 2003, we generated cash of (i) approximately $1,119,000 from the disposition of four commercial properties; (ii) approximately $249,000 from the sale of 30,000 common shares of Stellent, net of commissions; and (iii) approximately $1,286,000 in proceeds from the mortgage loan refinancing of our residential apartment complex. Cash was used primarily for (i) continuing operations of approximately $890,000, which included a deposit of $250,000 on a development site that was returned to the Company in February 2004; (ii) discontinued operations of our commercial real estate properties of approximately $458,000; (iii) acquisition and additions to real estate properties of approximately $47,000; (iv) payments on mortgage loans of approximately $18,000; and (v) payments of deferred financing costs of approximately $55,000. As a result, the Company’s cash balance increased by approximately $1,190,000 from approximately $1,029,000 at December 31, 2002 to approximately $2,219,000 at December 31, 2003.

Future Obligations

Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we reduced our material future obligations at December 31, 2003 compared to December 31, 2002, which include the mortgage on the apartment complex and the employment contracts for our executive officers.

•	The mortgage is being paid by the cash flow from Richton Trail. The property has been well maintained and managed, and has had historical occupancy in the range of 95% to 100% even prior to our ownership. So long as Richton Trail maintains approximately 83% occupancy, it will generate the cash flow needed to pay its current expenses and the mortgage debt service. We intend to keep the property as close to 100% occupancy as possible and do not foresee any market conditions that would show a decline in occupancy or rents during the coming year. Also, no major improvements are planned at the property for next year.

•	Each of the three employment contracts has a salary requirement of only $60,000 per year, plus medical benefits which are being paid for only one of the three executive officers in an effort to conserve cash. The Company has the benefit of three highly qualified executives in the real estate industry, each with previous experience with a publicly traded company, for salaries that are well below market levels. As the Company grows and appreciates in value, our executive officers expect to share in the growth of the Company, along with our other shareholders, because each executive has a significant number of common shares, and to earn higher levels of compensation.

Long Term Liquidity and Operating Strategies

We historically have financed our long-term capital needs, including acquisitions, as follows:

•	Borrowings from new loans:

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.

During the first half of 2003, we put into place a new management team and shareholders elected five new Trustees. Paragon has developed a value-added business plan that is primarily focused on acquiring well located, under-performing multi-family residential properties and repositioning them through renovation, leasing, improved management, and branding. This strategy, while unique to public companies, is common among private companies on both a local and limited regional basis. Paragon’s investments will be in properties, portfolios and companies with value-added programs. Paragon intends to raise equity through joint venture structures to be used for property and portfolio acquisitions, and use tax-deferred operating partnership units, convertible into a separate class of common shares, for acquisitions of companies. Failure to obtain external sources of capital or to find sellers willing to exchange their properties for tax-deferred partnership units will materially and adversely affect our strategy and will materially and adversely affect our operations, liquidity and financial results. Paragon’s investment advantages, compared to private companies, include our potential ability to access capital and to offer sellers a tax-deferred exit alternative to exchange their properties for partnership units with opportunities for both liquidity and share appreciation. Our cash resources are sufficient to meet our current overhead for approximately two years in order to make acquisitions.

Current Tax Status

At December 31, 2003, we have net operating losses of approximately $11.8 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2023.

We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

The partnership that owned our four commercial properties was audited by the Internal Revenue Service for the tax periods ended December 31, 1999 and 2000. On December 22, 2003, it received a “no adjustments letter” from the Internal Revenue Service, thereby completing the audit without any changes to the tax returns.

Interest Rates and Inflation

For the past several years, interest rates have declined, and many financial experts and economists have predicted that interest rates reached bottom in 2003. Lower interest rates have led to higher selling prices for established real estate properties, the type that we intend to buy. Purchasers of properties have been able to place a larger amount of debt on their acquisitions because the lower interest rates have lowered the monthly mortgage payments. Interest rates are expected to increase during 2004, which should lead to slightly lower prices for real estate properties and to higher borrowing rates. The interactions between an increase in interest rates and a decrease in selling prices of properties cannot be measured with any certainty. Paragon will continue to pursue its value-added business plan during 2004. The economics of transactions, including price, current cash flow, existing debt, cost of new funds for acquiring the properties, and potential for increased value, will be reviewed very closely prior to making any acquisitions.

We were not significantly affected by inflation during the periods presented in this report due primarily to the relative low nationwide inflation rates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7. Financial Statements

The required audited consolidated financial statements of the Company are included herein commencing on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8a. Disclosure Controls and Procedures

As of December 31, 2003, the date of this report, James M. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of December 31, 2003, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to December 31, 2003.

PART III

Item 9. Trustees and Executive Officers of the Registrant

Board of Trustees and Executive Officers

The names, ages and positions of our Trustees and executive officers are as follows:

			Expiration
Name	Age	Position	of Term
James C. Mastandrea	60	President, Chief Executive Officer and Chairman	2006

John J. Dee	53	Senior Vice President, Chief Financial Officer and Trustee	2004

Daryl J. Carter	48	Trustee	2006

Daniel G. DeVos	46	Trustee	2006

Paul T. Lambert	51	Trustee	2004

Michael T. Oliver	61	Trustee	2005

Steven M. Edelman	49	Senior Vice President and Chief Investment Officer	Not applicable

The business experience, principal occupations and employment, as well as the periods of service, of each of our Trustees and executive officers during at least the last five years are set forth below.

James C. Mastandrea has served as President and Chairman of the Board of Trustees since March 4, 2003 and as Chief Executive Officer since April 7, 2003. In May 1998, Mr. Mastandrea returned as Chairman and Chief Executive Officer to MDC Realty Corporation, Chicago, Illinois, which he founded in 1978 and had used for the development of over $500 million of real estate projects until 1993. From July 1993 to December 1993, Mr. Mastandrea was President of First Union Real Estate Investments, a publicly traded real estate investment trust headquartered in Cleveland, Ohio. From January 1994 until his departure in May 1998, he was Chairman of the Board of Trustees and Chief Executive Officer of First Union Real Estate Investments. During his tenure at First Union, Mr. Mastandrea and his management team substantially grew the assets of the Trust from $495 million at the beginning of 1994 to $934 million at the end of 1997, along with commensurate growth in net operating income and funds from operations. In 1999, Mr. Mastandrea formed Eagle’s Wings Aviation Corporation, where he served as Chief Executive Officer, to purchase a troubled aviation services business. At the time of the purchase, the business was in default on its debt obligations. Following the September 11, 2001 terrorist attacks, the business was further adversely affected. In March 2002, Eagle’s Wings Aviation Corporation filed for protection under Chapter 11 of the federal bankruptcy laws. Mr. Mastandrea has been the general partner of Hampton since its formation in 1983. Mr. Mastandrea is a Director of Cleveland State University Foundation Board and Chairman of the Nominating Committee, and a Director and a member of the Real Estate Committee of University Circle Inc., Cleveland, Ohio.

John J. Dee has served as a trustee and Senior Vice President since March 4, 2003, and as Chief Financial Officer since April 7, 2003. Prior to Mr. Dee’s joining Paragon, from 2002 to 2003, he was Senior Vice President and Chief Financial Officer of MDC Realty Corporation, Cleveland, Ohio, an affiliate of MDC Realty Corporation, Chicago, Illinois. From 2000 to 2002, Mr. Dee was Director of Finance and Administration for Frantz Ward, LLP, Cleveland, Ohio, a Cleveland-based law firm with approximately 100 employees. From 1978 to 2000, Mr. Dee held various management positions with First Union Real Estates Investments, most recently as Senior Vice President and Chief Accounting Officer from 1996 to 2000. Mr. Dee is licensed as a CPA (non-practicing) in the State of Ohio.

Daryl J. Carter has served as a trustee since June 30, 2003. Mr. Carter is Co-Chairman and Chief Investment Officer of Capri Capital, Irvine, California, a diversified real estate financial services firm that he co-founded in 1992. Capri Capital has $6.5 billion in assets under management, including investments in commercial mortgages, mezzanine capital, and equity investments in Fannie Mae, Freddie Mac and HUD/FHA programs, along with equity and mezzanine capital investments on behalf of various public, private and labor funds. Mr. Carter also serves as a Director of Catellus Development Corporation, Los Angeles, California, a publicly held real estate development company, and is Chairman of the Audit Committee. Mr. Carter is a member of the Pension Real Estate Association (PREA), a Trustee of the Urban Land Institute (ULI), and a Board Member of the National Multifamily Housing Association (NMHA).

Daniel G. DeVos has served as a trustee since March 4, 2003. Mr. DeVos is Chairman of the Board and Chief Executive Officer of DP Fox Ventures, LLC, a diversified management enterprise with investments in real estate, transportation, entertainment and sports teams. In addition, Mr. DeVos is the majority owner of the Grand Rapids Rampage (AFL), Grand Rapids Griffins (AHL), and has ownership interests in the Orlando Magic (NBA), Orlando, Florida. Mr. DeVos is a Director of: Alticor, Inc., the parent of Amway Corporation, Ada, Michigan, and Chairman of the Audit Committee; Genmar Industries, a privately-held boat manufacturer in Minneapolis, Minnesota; and the Orlando Magic (NBA), Orlando, Florida. From 1994 to 1998, Mr. DeVos served as a Trustee of the Board of Trustees of First Union Real Estate Investment.

Paul T. Lambert has served as a trustee since November 1998. Mr. Lambert serves as the Chief Executive Officer of Lambert Capital Corporation. He served on the Board of Directors and was the Chief Operating Officer of First Industrial Realty Trust, Inc. from its initial public offering in October 1994 to the end of 1995. Mr. Lambert was one of the largest contributors to the formation of First Industrial and one of its founding shareholders. Prior to forming First Industrial, Mr. Lambert was managing partner for The Shidler Group, a national private real estate investment company. Prior to joining Shidler, Mr. Lambert was a commercial real estate developer with Dillingham Corporation and, prior to that, was a consultant with The Boston Consulting Group.

Michael T. Oliver has served as a trustee since March 4, 2003. Mr. Oliver is the State Investment Officer of Real Estate and Private Equity Investments of the Alaska State Pension Board of the Alaska State Pension Fund, Juneau, Alaska, a position he has held since August 2000. Prior to joining the Alaska State Pension Board, Mr. Oliver was a consultant from March 1998 to July 2000 to MPAC Capital Markets, Seattle, Washington, and a consultant to the Asian government concerning laws governing REITs. From April 1996 to March 1998, Mr. Oliver was Chairman of RERC Capital Markets, LLC, Chicago, Illinois.

Steven M. Edelman was appointed as our Chief Investment Officer and Senior Vice President on May 16, 2003. From 1999 until joining Paragon, Mr. Edelman served as the Chief Financial Officer of Carnegie Management & Development Corporation located in Westlake, Ohio. Carnegie Management is a $350 million privately-held developer, owner and manager of retail, office and special use properties. From 1980 to 1999, Mr. Edelman held various positions with First Union Real Estate Investments (NYSE: FUR) located in Cleveland, Ohio. Most recently, from 1997 to 1999, he served as its Executive Vice President and Chief Financial Officer, and from 1995 to 1996 as its Executive Vice President and Chief Financial Officer.

The Board of Trustees has determined that each of Messrs. Carter, DeVos, Lambert and Oliver do not have a material relationship with Paragon that would interfere with the exercise of independent judgment and are independent as defined by the applicable rules of the American Stock Exchange.

Board of Trustees; Committees

Our trustees are Mr. Mastandrea, Mr. Carter, Mr. Dee, Mr. DeVos, Mr. Lambert and Mr. Oliver. Our trustees held seven meetings in 2003. All members of the board of trustees participated in at least 75% of all board and applicable committee meetings in 2003 called while they served as trustees, except Mr. DeVos, who participated in 50% of all meetings and Mr. Lambert, who participated in 71% of all meetings due to conflicts of schedules. Messrs. Carter, DeVos, Lambert and Oliver are independent trustees.

Audit Committee

Our audit committee consists of Mr. Carter, Mr. DeVos, Mr. Lambert and Mr. Oliver, who serves as Chairman of this committee and the audit committee financial expert. The audit committee held four meetings in 2003. The audit committee makes recommendations concerning the engagement of independent public accountants, reviews the performance of independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.

Management, Organization and Compensation Committee

Our management, organization and compensation committee consists of Mr. Carter, who serves as Chairman of this committee and Messrs. DeVos, Lambert and Oliver. During 2003, this committee held three meetings. The committee makes recommendations and exercises all powers of the board of trustees in connection with certain compensation matters, including incentive compensation and benefit plans. The committee administers, and has authority to grant awards under our 1998 Share Option Plan.

Code of Ethics

On January 14, 2004, our Board of Trustees adopted a code of conduct and ethics that applies to all officers, trustees and employees of Paragon, including our principal executive officer, principal financial officer and principal accounting officer. The code is attached to this report as Exhibit 14.

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

Separate Form 4s filed by Messrs. Carter, DeVos, Lambert and Oliver, each supporting an award of restricted shares and share options, were not filed on a timely basis. Based solely on review of the copies of the forms furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2003, all other Section 16(a) filing requirements applicable to its officers, trustees and greater than 10% shareholders were complied with in 2003.

Item 10. Executive Compensation

The following table sets forth the compensation paid for the years ended December 31, 2003, 2002 and 2001.

					Securities
Name and				Restricted Stock	Underlying	All other
Principal Position	Year	Salary (1)		Awards	Options	compensation
James C. Mastandrea	2003	$49,615	(2)	$1,044,117 (3)	—
Chief Executive	2002	$—		—	—
Officer, President and	2001	$—		—	—

Chairman
Duane H. Lund,	2003	$52,045	(4)	—	—	—
former Chief	2002	$150,000	(4)	—	50,000 (5)	$300,000 (6)
Executive Officer,	2001	$417,000	(4)	—	—
Chief Financial Officer and Secretary

(1)	No bonuses or other compensation were paid for the years ended December 31, 2003, 2002 and 2001.

(2)	Amount represents base annual salary of $60,000 for the period from March 4, 2003 through December 31, 2003.

(3)	Represents 348,039 preferred shares issued on June 30, 2003 at a closing price of $3.00 per preferred share. Subsequent to the one-time incentive exchange offer to the preferred shares which concluded on June 30, 2003, the preferred shares were delisted from the American Stock Exchange in September 2003 because the market value of preferred shares held by non-affiliates was below the $1 million requirement of the exchange. Of the 348,039 preferred shares issued to Mr. Mastandrea, 267,334 preferred shares were converted into 6,116,869 common shares on June 30, 2003 and 80,705 preferred shares remain outstanding as of December 31, 2003 and are convertible into 1,846,611 common shares. The total of 7,963,480 common shares had a value of $1,751,966 based on the closing price of $0.22 per share on December 31, 2003.

(4)	Amounts represent a base annual salary of $60,000 for the period from April 8 through June 15, 2003; $150,000 for the period from September 10, 2001 through April 7, 2003; $200,000 for the period from February 24, 2000 through September 9, 2001; and $80,000 for the period from January 1, 2000 through February 23, 2000. The 2001 amount includes $240,000 termination fee accrued as of December 31, 2001 and paid in 2002 in connection with Mr. Lund’s termination as an employee of Stonehaven Technologies during 2001.

(5)	All options were granted in May 2002, bear an exercise price of $0.45 per common share and were exercisable on November 15, 2002. The options expired on September 30, 2003.

(6)	Represents 95,541 preferred shares issued on April 7, 2003 in lieu of severance payment.

Options/SAR Grants In Last Fiscal Year

No options were granted to our officers during the year ended December 31, 2003.

Employment Agreements

Effective as of March 4, 2003, the Compensation Committee approved three new employment agreements.

The employment agreement with Mr. Lund provided for an annual salary of $150,000 to be paid to Mr. Lund for his services as Chief Executive Officer through five days after the filing of the Company’s December 31, 2002 Form 10-KSB. In connection with the severance provision of this agreement, on April 7, 2003, Mr. Lund relinquished his position as Chief Executive Officer and, in consideration for his resignation, received 95,541 preferred shares in lieu of receiving a $300,000 severance payment. The number of shares issued was based on two times his annual salary with the price of the preferred shares based on the average closing price for the 30 calendar days prior to March 1, 2003. Mr. Lund received compensation based on an annual salary of $60,000 for his services from April 7, 2003 until June 15, 2003.

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

Effective June 30, 2003, we issued 696,078 preferred shares valued at approximately $2.4 million to Messrs. Mastandrea and Dee pursuant to separate restricted share agreements. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:

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

Compensation of Trustees

Effective May 15, 2002 and through October 28, 2003, each Trustee who was not an officer of the Company was to receive a retainer of $5,000 per annum, $200 per meeting for each meeting attended in person, $100 per meeting for each meeting attended via teleconference and 50,000 options as to common shares which are to vest six months after issuance and to expire 90 days after the term of the Trustee ends.

Effective October 28, 2003, each Trustee who is not an officer of the Company was to receive a retainer of $5,000 per annum, $500 per meeting for each meeting attended in person, $100 per meeting for each meeting attended via teleconference, 25,000 options as to common shares which are to vest one year after issuance and to expire 90 days after the term of the Trustee ends and 50,000 restricted common shares that will vest one year after their issuance. Effective October 28, 2003,

100,000 options at an exercise price of $0.22 per common share and 200,000 restricted common shares were issued.

During the year ended December 31, 2003, Trustees were paid approximately $33,000 and, as of December 31, 2003, the Company has accrued $19,000 for related amounts due.

Item 11. Security Ownership of Management and Certain Beneficial Owners

The following table includes certain information with respect to the beneficial ownership of our shares by: (i) each person known by us to own more than 5% in interest of the outstanding shares: (ii) each of the trustees and each nominee for trustee; (iii) each of our executive officers; and (iv) all of the trustees and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated. The table shows ownership as of March 18, 2004.

							Total Common Shares
	Common Shares (2)			Preferred Shares (3)			and Units (4)
Name and Address (1)	Number		Percent (5)	Number		Percent (5)	Number		Percent (5)
James C. Mastandrea	18,057,852	(6)	60.4%	161,410	(14)	58.0%	40,374,789	(16)	77.3%
Paragon Real Estate	12,233,738	(7)	40.9%	161,410	(14)	58.0%	15,926,960	(17)	47.4%
Development, LLC
John J. Dee	5,574,114	(8)	18.7%	—	(15)	—	5,574,114	(18)	18.7%
Paul T. Lambert	2,408,619	(9)	8.0%	—		—	2,408,619	(9)	8.0%
Steven M. Edelman	300,000	(10)	*	—		—	300,000	(10)	*
Daryl J. Carter	50,000	(11)	*	—		—	50,000	(11)	*
Daniel G. DeVos	50,000	(11)	*	—		—	50,000	(11)	*
Michael T. Oliver	50,000	(11)	*	—		—	50,000	(11)	*
All trustees and current executive officers as a group (12)	18,907,852	(13)	63.2%	161,410		58.0%	41,224,789	(19)	78.9%

* Indicates less than one percent

(1)	The address of each beneficial owner listed is our corporate headquarters located at 1240 Huron Road, Suite 301, Cleveland, Ohio 44115.

(2)	Based on 29,880,850 common shares, not including 2,859,765 shares held in treasury, as of March 18, 2004.

(3)	Based on 278,455 preferred shares outstanding as of March 18, 2004, which convert to 4,096,793 common shares as follows: 161,410 preferred shares are each convertible into 22.881 common shares and 117,045 preferred shares are each convertible into 3.448 common shares.

(4)	Based on: (i) 29,880,850 common shares, not including 2,859,765 shares held in treasury; (ii) 278,455 preferred shares, which convert to 4,096,793 common shares; and (iii) 813,938 restricted limited partnership units which may be converted into 18,623,715 common shares or cash, at our discretion, any time after July 1, 2007.

(5)	The ownership percents total more than 100% due to more than one person or entity being considered the beneficial owner of the same shares, in accordance with SEC regulations for this table.

(6)	Includes: (i) 2,308,619 common shares held by Mr. Lambert and 2,965,495 common shares held by two former trustees which each of Mr. Mastandrea and Mr. Dee has the right to vote; (ii) 250,000 restricted shares issued to an independent third party which Mr. Mastandrea has the right to vote; (iii) 12,233,738 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; and (iv) 300,000 restricted common shares.

(7)	Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. These shares are also included in Mr. Mastandrea’s common shares.

(8)	Includes: (i) 2,308,619 common shares held by Mr. Lambert and 2,965,495 common shares held by two former trustees which each of Mr. Mastandrea and Mr. Dee has the right to vote; and (ii) 300,000 restricted common shares. Does not include 12,233,738 common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(9)	Includes: (i) options to purchase 50,000 common shares; (ii) 50,000 restricted common shares; and (iii) 766,354 common shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager. Mr. Lambert has signed a proxy allowing each of Mr. Mastandrea and Mr. Dee the right to vote 2,308,610 common shares that he owns.

(10)	Includes 300,000 restricted common shares. Does not include 12,233,738 common shares or 161,410 preferred shares held by Paragon Real Estate Development, LLC, of which Mr. Edelman is a member.

(11)	Includes 50,000 restricted common shares.

(12)	Includes seven named persons.

(13)	Includes: (i) options to purchase 50,000 common shares; (ii) 1,350,000 restricted common shares; (iii) 5,274,114 common shares which each of Mr. Mastandrea and Mr. Dee has the right to vote; and (iv) 12,233,738 common shares held by Paragon Real Estate Development.

(14)	Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. Each preferred share is convertible into 22.881 common shares. These shares are also included in Mr. Mastandrea’s preferred shares.

(15)	Does not include 161,410 preferred shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(16)	Includes: (i) 2,308,619 common shares held by Mr. Lambert and 2,965,495 common shares owned by two former trustees which each of Mr. Mastandrea and Mr. Dee has the right to vote; (ii) 12,233,738 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 250,000 restricted shares issued to an independent third party which Mr. Mastandrea has the right to vote; (iv) 300,000 restricted common shares; (v) 18,623,715 common shares issuable upon the conversion of 813,938 limited partnership units of Paragon Real Estate, L.P., our operating partnership, held by Hampton Court Associates, L.P., of which Mr. Mastandrea is the general partner; and (vi) 3,693,222 common shares issuable upon conversion of 161,410 preferred shares held by Paragon Real Estate Development, LLC.

(17)	Includes 3,693,222 common shares issuable upon conversion of 161,410 preferred shares. These shares are also included in Mr. Mastandrea’s total shares.

(18)	Includes: (i) 2,308,619 common shares held by Mr. Lambert and 2,965,495 common shares held by two former trustees which each of Mr. Mastandrea and Mr. Dee has the right to vote; and (ii) 300,000 restricted common shares. Does not include 12,233,738 common shares or 161,410 preferred shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(19)	Includes: (i) options to purchase 50,000 common shares; (ii) 1,350,000 restricted common shares; (iii) 5,274,114 common shares which each of Mr. Mastandrea and Mr. Dee has the right to vote; (iv) 12,233,738 common shares held by Paragon Real Estate Development, LLC; (v) 18,623,715 common shares issuable upon conversion of limited partnership units of Paragon Real Estate, L.P.; and (vi) 3,693,222 common shares issuable upon conversion of 161,410 preferred shares held by Paragon Real Estate Development, LLC.

Equity Compensation Plan Information

			Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average exercise	future issuance under
	issued upon exercise	price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Equity Compensation Plans Approved/	and rights	and rights	column (a))
Not Approved by Security Holders	(a)	(b)	(c)
Equity compensation plans approved by security holders
Former Share Option Plan

Options for common shares	54,387	$5.37	—

1998 Share Option Plan
Restricted common shares	250,000	$—
Options for common shares	230,000	$1.20

	480,000	$0.58	2,686,666

Equity compensation plans not approved by security holders
Common shares	500,000	$—
Warrants for common shares	47,500	$5.37

	547,500	$0.47	—

Warrants for preferred shares	35,500	$10.00	—

Total all plans – Common shares	1,081,887	$0.76	2,686,666
– Preferred shares	35,500	$10.00

In addition to the above plans, we entered into an agreement dated March 4, 2003 and approved by the shareholders on June 30, 2003 with Mr. Mastandrea, Mr. Dee and Paragon Real Estate Development, LLC of which Mr. Mastandrea is the managing member, and Mr. Dee and Mr. Edelman are members. Pursuant to this agreement, we may issue up to $26.0 million in our common shares to Paragon Real Estate Development, LLC in exchange for it and its members procuring future acquisition, development and re-development real estate transactions for Paragon’s benefit. This agreement is intended to serve as incentive for Mr. Mastandrea and Mr. Dee to increase our assets and net operating income in the future. The exact number of common shares that would be issued to Paragon Real Estate Development, LLC will be calculated in accordance with a formula based on the type of project that they present to us. The formula for a particular real estate transaction would be calculated by dividing (i) estimated net operating income to be generated from the real estate transaction for the first year following its consummation by (ii) the capitalization rate used in the real estate transaction, less the “applicable basis point factor.” The “applicable basis point factor” is defined as: 75 basis points for the acquisition of an existing operating property, 87.5 basis points for the acquisition of a re-development property, and 100 basis points for the acquisition of a development property. We would issue our common shares to Paragon Real Estate Development, LLC only upon the closing of the real estate transaction. For each transaction, Mr. Mastandrea would be allocated half of the common shares and Mr. Dee would be allocated the other half. All of the common shares would be held by Paragon Real Estate Development, LLC for the benefit of its owners.

Item 12. Certain Relationships and Related Transactions

Management Fees

We maintained a property management agreement with Hoyt Properties, Inc. (“Hoyt Properties”), an entity controlled by Steven B. Hoyt, our former Chairman of the Board, which served as property manager of the commercial properties owned by us. In connection with the agreement, Hoyt Properties managed the day-to-day operations of properties owned by us and received a management fee for this service. Management fees paid to Hoyt Properties were approximately $49,000 and $66,000 for the years ended December 31, 2003 and 2002, respectively. On October 1, 2003 we sold our four commercial properties managed by Hoyt Properties. As a result, these management fees are included in discontinued operations.

James C. Mastandrea, our Chairman, Chief Executive Officer and President is the general partner of Hampton Court Associates and owns two companies which provide services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trial Apartments’ payroll related costs. The related management fees included in year ended December 31, 2003 was approximately $13,000. Reimbursement, at cost, for the payroll related costs paid and accrued for the year ended December 31, 2003 was approximately $30,700. As the Company acquires more properties, it intends to use local third party management companies until we are able to provide management services ourselves.

Leasing Commissions

During the year ended December 31, 2003, we paid a leasing commission of approximately $18,000 to Hoyt Properties in connection with two new leases for a total of approximately 21,000 square feet. On October 1, 2003 we sold our four commercial properties managed by Hoyt Properties. As a result, these leasing commissions, net of accumulated amortization are included in discontinued operations.

Rental Expense

During the years ended December 31, 2003 and 2002, we recognized rental expense of approximately $8,000 and $30,000, respectively, related to office space leased from Hoyt Properties.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Exhibit Description
14	Code of Conduct and Ethics

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports On Form 8-K

None

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by the principal independent public accountants (Boulay, Heutmaker, Zibell & Co., P.L.L.P.) to the Company for the fiscal years ended December 31, 2003 and 2002 are as follows:

Category	Year	Fees
Audit Fees	2003	$56,400
	2002	$67,800

Audit-Related Fees	2003	$4,100
	2002	$20,600

Tax Fees	2003	$—
	2002	$6,500

All Other Fees	2003	$—
	2002	$—

Audit Fees – Consists of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co., P.L.L.P., in connection with statutory and regulatory filings or engagements.

Audit-Related Fees – Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting standards as well as services related to our proxy statement filings in the second quarter of 2003.

Tax Fees – Consists of fees billed for professional services for Federal and state tax compliance, tax advice and tax planning.

All Other Fees – Consists of fees for products and services other than the services reported above.

Policy for pre-approval of Audit and Permissible Non-Audit Services of Independent Auditors

Before the Independent Auditors are engaged by the Company to render audit or non-audit services, the Audit Committee approves the engagement.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
	By:	/s/ James C. Mastandrea

Date: March 24, 2004		James C. Mastandrea
Chief Executive Officer

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
	By:	/s/ John J. Dee

Date: March 24, 2004		John J. Dee
Chief Financial Officer

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John J. Dee, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

Signature	Title	Date
/s/ James C. Mastandrea	Trustee, Chief Executive
James C. Mastandrea	Officer and President	March 24, 2004

/s/ John J. Dee	Trustee, Senior Vice President
John J. Dee	and Chief Financial Officer	March 24, 2004

/s/ Daryl J. Carter
Daryl J. Carter	Trustee	March 24, 2004

/s/ Daniel G. DeVos
Daniel G. DeVos	Trustee	March 24, 2004

/s/ Paul T. Lambert
Paul T. Lambert	Trustee	March 24, 2004

/s/ Michael T. Oliver
Michael T. Oliver	Trustee	March 24, 2004

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders of
Paragon Real Estate Equity and Investment Trust and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Paragon Real Estate Equity and Investment Trust and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ending December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Real Estate Equity and Investment Trust and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ending December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Minneapolis, Minnesota
March 8, 2004

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Balance Sheet
December 31, 2003

ASSETS
Investments in real estate:
Land	$797,682
Buildings and improvements	3,188,727
Furniture, fixtures and equipment	4,832

3,991,241
Accumulated depreciation and amortization	(40,236)

Net investments in real estate	3,951,005
Cash and cash equivalents	2,218,674
Marketable securities, net	99,200
Restricted cash	97,082
Accounts receivable	9,811
Other assets, net	369,034

TOTAL ASSETS	$6,744,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loan	$2,812,136
Accounts payable and accrued expenses	207,398
Security deposits	52,824

Total liabilities	3,072,358

Minority interest in consolidated subsidiary	2,249,497

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 279,390 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,794
Common Shares — $0.01 par value, 100,000,000 authorized; 31,637,393 shares issued and outstanding	316,374
Additional paid-in capital	28,055,559
Accumulated other comprehensive income, net unrealized gain on marketable securities	61,700
Accumulated deficit	(23,745,270)
Treasury shares, at cost, 2,859,765 shares	(800,735)
Unearned compensation and trustees’ fees	(2,467,471)

Total shareholders’ equity	1,422,951

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,744,806

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31,
	2003	2002
Revenues
Rental revenue	$287,762	$—
Interest and other	18,986	27,128

Total revenues	306,748	27,128

Expenses
Property, operating and maintenance	88,278	—
Property taxes and insurance	48,043	—
Depreciation and amortization	56,869	21,262
Interest	66,013	1,016
General and administrative	951,367	408,615
Management fees	12,884	—

Total expenses	1,223,454	430,893

Loss from operations before loss allocated to minority interest	(916,706)	(403,765)
Loss allocated to minority interest	148,609	168,388

Loss from operations	(768,097)	(235,377)
Gain on sale of marketable securities	136,358	55,889
Provision for loss on marketable securities	—	(1,047,600)

Loss from continuing operations	(631,739)	(1,227,088)
Discontinued operations:
Loss from discontinued operations of technology segment	—	(82,164)
Loss from discontinued operations of commercial properties	(457,874)	(2,248,805)

Net Loss	(1,089,613)	(3,558,057)
Preferred Share Dividends	—	(630,126)

Net loss attributable to Common Shareholders	$(1,089,613)	$(4,188,183)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.06)	$(0.93)

Weighted average number of Common Shares outstanding	18,171,689	4,517,524

Comprehensive loss:
Net Loss	$(1,089,613)	$(3,558,057)
Other comprehensive income:
Unrealized gain on marketable securities	34,500	57,600

Comprehensive loss	$(1,055,113)	$(3,500,457)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Consolidated Statements of Shareholders’ Equity
For the year ended December 31, 2003 and 2002

				Accumulated
				other
				comprehensive
				income, net
				unrealized gain			Unearned
	Class A		Additional	(loss) on		Cost of	compensation
	Preferred	Common	Paid-in	marketable	Accumulated	Shares held	and trustees’
	Shares	Shares	Capital	securities	Deficit	in Treasury	fees	Total
Balance at December 31, 2001	$6,633	$45,176	$25,595,216	$(30,400)	$(18,492,523)	$(39,769)	$—	$7,084,333
Cash dividends declared	—	—	—	—	(630,126)	—	—	(630,126)
Unrealized income on marketable securities	—	—	—	57,600	—	—	—	57,600
Return of capital associated with legal settlement	—	—	—	—	226,990	—	—	226,990
Adjustment to minority interest resulting from operations of the operating partnership by the Company	—	—	—	—	(159,578)	—	—	(159,578)
Net loss	—	—	—	—	(3,558,057)	—	—	(3,558,057)

Balance at December 31, 2002	$6,633	$45,176	$25,595,216	$27,200	$(22,613,294)	$(39,769)	$—	$3,021,162

Unrealized income on marketable securities	—	—	—	34,500	—	—	—	34,500
Issuance of Preferred Shares	955	—	299,045	—	—	—	—	300,000
Restricted preferred share grants issued	6,961	—	2,398,010	—	—	—	(2,404,971)	—
Restricted common share grants issued	—	2,500	60,000	—	—	—	(62,500)	—
Cost of 2,859,765 common shares acquired for treasury	—	—	—	—	—	(800,735)	—	(800,735)
Cancellation of 15,300 treasury shares	—	—	(39,769)	—	—	39,769	—	—
Conversion of Preferred Shares to Common Shares	(11,755)	268,698	(256,943)	—	—	—	—	—
Adjustment to minority interest resulting from operations of the operating partnership by the Company	—	—	—	—	(42,363)	—	—	(42,363)
Net loss	—	—	—	—	(1,089,613)	—	—	(1,089,613)

Balance at December 31, 2003	$2,794	$316,374	$28,055,559	$61,700	$(23,745,270)	$(800,735)	$(2,467,471)	$1,422,951

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,089,613)	$(3,558,057)
Adjustments to reconcile net loss to net cash used in continuing operations:
Discontinued operations:
Technology segment, net of tax	—	82,164
Commercial properties, net of tax	457,874	2,248,806
Compensation costs paid through the issuance of Class A Preferred Shares	300,000	—
Depreciation and amortization	56,869	21,262
Loss allocated to minority interests	(148,609)	(168,388)
Gain on sale of marketable securities	(136,358)	(55,889)
Provision for loss on marketable securities	—	1,047,600
Net change in assets and liabilities:
Accounts receivable	(9,811)	—
Restricted cash	(97,082)	—
Other assets, net	(257,096)	33,081
Accounts payable and accrued expenses	18,760	54,347
Rents received in advance and security deposits	14,973	—

Net cash used in continuing operations	(890,093)	(295,074)

Cash flows from investing activities:
Acquisition and additions to real estate properties	(46,509)	—
Acquisition of other fixed assets	—	(8,250)
Cash proceeds from disposition of commercial properties	1,119,344	—
Cash proceeds from sale of marketable securities	248,858	1,253,491

Net cash provided by investing activities	1,321,693	1,245,241

Cash flows from financing activities:
Proceeds from refinance of mortgage loan	1,286,363	—
Payments on mortgage loan	(18,485)	—
Deferred financing costs paid	(54,542)	—
Dividends/distributions paid	—	(630,126)

Net cash provided by (used in) financing activities	1,213,336	(630,126)

Net cash used in discontinued operations
Technology segment	—	(645,550)
Commercial properties	(455,527)	(185,902)

Net cash used in discontinued operations	(455,527)	(831,542)

Net increase (decrease) in cash and cash equivalents	1,189,409	(511,501)
Cash and cash equivalents
Beginning of period	1,029,265	1,540,766

End of period	$2,218,674	$1,029,265

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Organization

Paragon Real Estate Equity and Investment Trust, formerly Stonehaven Realty Trust (the “Company,” “Paragon,” “we,” “our,” or “us”), is a real estate company, which primarily acquires, owns and operates multi-family residential real estate properties. As of December 31, 2003, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units.

In February 2000, the Company purchased a software technology company, Stonehaven Technologies, Inc, (formerly, RESoft, Inc.), a Delaware company and a wholly-owned subsidiary of our Company. It provided information technology consulting and document management solutions until July 2001 when certain of its assets were sold to Stellent, Inc. (formerly, IntraNet Solutions, Inc.) (“Stellent”), a Minnesota company (NASDAQ: STEL). In 2002, the Company discontinued the operations of the technology segment and wrote off all assets related to it.

We owned four commercial real estate investments through an operating partnership, Wellington Properties Investments, L.P. (“Wellington”), of which we were the sole general partner and owned an approximate 92.9% interest. On October 1, 2003, we completed the sale of our 92.9% general partnership interest, resulting in the sale of the commercial properties.

Note 2 – Basis of Presentation

Minority interest at December 31, 2003 represents approximately a 99.0% aggregate partnership interest Paragon Real Estate, LP held by Hampton for its partners. The Company is the sole general partner of Paragon Real Estate, LP and owns the remaining 1.0% interest. After July 1, 2007, the limited partners may redeem, in whole or in part, their Paragon Real Estate, LP units for cash. We may, at our option, elect to convert the limited partnership units into our common shares. The conversion ratio would be 22.881 common shares for each limited partnership unit, or 18,623,715 common shares. The cash redemption price would be the cash value of the common shares into which the limited partnership units could have been converted.

We report our investments using the consolidated method of accounting as we own the outstanding voting interests and can control operations for Paragon Real Estate, LP. In the consolidation method, the accounts of these entities are combined with our accounts. All significant intercompany transactions are eliminated in consolidation.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2003, and the reported amounts of revenues and expenses for the years ended December 31, 2003 and 2002. Actual results could differ from those estimates. Significant estimates include the valuation of investments in real estate, marketable securities and deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Investments in Real Estate

Our investments in real estate assets are reported at the lower of cost or estimated net realizable value.

We periodically review our properties for impairment and provide for a provision if impairments are determined. First, to determine if impairment may exist, we review our properties and identify those, if any, which have had either an event of change or event of circumstances warranting further assessment of recoverability. Then, we estimate the fair value of those properties on an individual basis based on an independent appraisal, capitalizing the expected net operating income, or applying various other valuation factors. Such amounts are then compared to the property’s depreciated cost to determine whether an impairment exists.

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets"(“FAS 144”), impairment of investments in real estate exists when the carrying amount of the investments exceeds its fair value and is non-recoverable. Fair value of these assets is the amount an asset could be bought or sold in a current transaction between willing parties. Further, FAS 144 defines a component of a company to be the operations that can be clearly distinguished from the rest of the company, and then requires elimination from our continuing operations for those assets held for sale or disposed of. Accordingly, one of the impacts of our adoption of this Standard is that revenues and expenses associated with our commercial properties sold on October 1, 2003 are classified as discontinued operations on our Consolidated Statements of Operations for all periods reported.

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

During the year ended December 31, 2002, a write-down of $2,023,000 was recorded to adjust the carrying value of our commercial properties to estimated fair value. The write-down was a result of independent appraisals using a combination of the following valuation methods, the cost approach to value, the sales comparison approach to value and the income capitalization approach, various management estimates and our discussions with various unrelated parties concerning available alternatives for the Company.

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Building and improvements	40
Furniture, fixtures and equipment	3-7

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

Cash and cash equivalents

Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. We also maintained cash of approximately $119,000 at December 31, 2003 in a money market account that was not federally insured. Cash of approximately $97,000 is classified as restricted at December 31, 2003 because it is held in an escrow account of the mortgage lender for the payment of property taxes and insurance.

Accounts Receivable

Our accounts receivable are reported net after writing off uncollectible accounts of approximately $5,000 at December 31, 2003 for Richton Trail, acquired July 1, 2003.

Other Assets

As of December 31, 2003, other assets include deferred financing costs incurred to obtain and secure mortgage debt financing and a $250,000 refundable deposit associated with the potential future acquisition of land for the development of a mixed-use facility including retail, office and residential developments. In February 2004, this deposit was returned to us because the option period expired. Other assets are carried at cost, less accumulated amortization.

The deferred financing costs of approximately $55,000 are being amortized over the life of the respective loans on a straight-line basis. Accumulated amortization related to deferred financing costs as of December 31, 2003 was approximately $1,000.

Revenue Recognition

Revenues from rental property are recognized when due from tenants. Leases are generally for terms of one year or less.

Stock Based Compensation

At December 31, 2003, we have one stock-based employee and trustee compensation plan, which is described more fully in Note 8. During the year ended December 31, 2002, we issued options as to 250,000 common shares under this plan, and on September 30, 2003, 200,000 of these options expired and were returned to the Company. During the year ended December 31, 2003, we issued options as to 100,000 common shares and restricted share grants as to 250,000 common shares under this plan. The Company accounted for the grants of options and restricted shares using the intrinsic value method of Accounting Principles Board (“APB”) Opinions No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant, and the amount related to the restricted share grants was not significant for the year ended December 31, 2003.

The Company has adopted the disclosure only provisions of both Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Pursuant to the requirements of SFAS No. 148, the following are the pro forma net loss amounts for 2003 and 2002, as if the compensation cost for the options granted to the trustees had been determined based on the fair value at the grant date:

	For the year ended December 31,
	2003	2002
Net loss attributable to Common Shareholders	$(1,089,613)	$(4,188,183)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22,000)	(44,000)

Pro forma net loss attributable to Common Shareholders	$(1,111,613)	$(4,232,183)

Net loss attributable to Common Shareholders per Common Share:
Basic and Diluted – as reported	$(0.06)	$(0.93)

Basic and Diluted – pro forma	$(0.06)	$(0.94)

The assumptions made in estimating the fair value of the options on the grant date based upon the Black-Scholes option-pricing model are as follows:

	2003	2002
Risk-free interest rate	4.66%	2.51% and 4.38%
Volatility	172.69%	154.68% and 131.43%
Dividend yield	0.00%	0.00%
Life expectancy	10 years	1.3 and 4.3 years

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

At December 31, 2003, we have net operating losses totaling approximately $11.0 million and capital losses of approximately $0.8 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2023.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, marketable securities and a mortgage loan. The fair values of the financial instruments were not materially different from their carrying or contract values at December 31, 2003.

Segment Disclosure

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This Statement requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as a single segment, which acquires, owns and operates rental real estate. During 2002 we discontinued operations of our technology segment. During 2003 we sold our commercial real estate resulting in the revenues and expenses of these properties being classified as discontinued operations for the years ended December 31, 2003 and 2002.

Reclassification

As a result of reporting our technology segment and commercial real estate properties as discontinued operations, certain amounts in the December 31, 2002 financial statements have been reclassified to conform to the December 31, 2003 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (R), “Consolidation of Variable Interest Entities” (“FIN 46 (R)”). FIN 46 (R) provides guidance on possible consolidation of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have reviewed our consolidation of Paragon Real Estate, L.P. under FIN 46 (R) and believe that it does not apply. Accordingly, consolidation will be continued under previously issued accounting standards.

Note 4 – Commercial and Residential Real Estate Properties

2003 Disposition of Investments in Real Estate

On October 1, 2003, we closed on the sale of our 92.9% general partnership interest in four commercial properties. Proceeds from the sale of these properties, net of closing costs and the mortgage balances assumed by the purchaser, were approximately $1,601,000. The proceeds from the sale were paid in a combination of approximately $801,000 in cash and 2,859,765 of our common shares at an average closing price for the 30 calendar days prior to June 27, 2003 of $0.28. Also as a result of the sale, approximately $318,000 representing cash from the commercial real estate properties was released from mortgage related restrictions and made available for operations.

2003 Acquisition of Investments in Real Estate

Effective as of July 1, 2003, we closed the acquisition of Richton Trail, a residential apartment complex located near Chicago, Illinois, following approval by our shareholders of the transaction on June 30, 2003. Our operating partnership, Paragon Real Estate, acquired the Richton Trail along with the associated mortgage from Hampton Court Associates, LP (“Hampton”), a partnership controlled by James C. Mastandrea, its general partner and our Chairman, Chief Executive Officer and President. In consideration for transferring Richton Trail, Hampton received 813,938 restricted limited partnership units of Paragon Real Estate. Each unit is redeemable after four years for cash, or, at our option, 22.881 of our common shares. We are the general partner of Paragon Real Estate.

Note 5 – Marketable Securities

Our investments in marketable securities are available-for-sale as of December 31, 2003, and represent 10,000 common shares of Stellent. The shares were acquired in connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001 and were originally recorded at $29.94 per share based on the NASDAQ closing quote of Stellent on July 9, 2001. The shares were unregistered when acquired and Stellent subsequently registered the shares with the Securities and Exchange Commission effective September 5, 2001.

As of December 31, 2003, we owned 10,000 shares of Stellent, which had a fair market value of approximately

$99,000 (based upon the NASDAQ closing quote of $9.92 per share on December 31, 2003). We recorded an unrealized gain on marketable securities during 2003 of $34,500, resulting in a balance of $61,700 in shareholders’ equity for unrealized gain on marketable securities.

As of December 31, 2002, we owned 40,000 shares of Stellent, which had a fair market value of approximately $177,000 (based upon the NASDAQ closing quote of $4.43.92 per share on December 31, 2002). We recorded an unrealized gain on marketable securities during 2002 of $57,600, resulting in a balance of $27,200 in shareholders’ equity for unrealized gain on marketable securities. During 2002 given the then current market conditions, we viewed the decline in the market value of these securities as permanently impaired and as of September 30, 2002, recorded a realized loss on marketable securities in the amount of $1,047,600 (based upon the NASDAQ closing quote of $3.75 per share on September 30, 2002).

During the month of January 2002, we sold 40,000 shares of Stellent at an average price of $31.34 per share and recognized a gain on the sale of these shares totaling approximately $56,000.

During the year ended December 31, 2003, we sold 30,000 shares of Stellent at an average price of $8.30 per share and recognized a gain on the sale of these shares totaling approximately $136,000.

We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method.

The NASDAQ closing quote on March 18, 2003 was $8.64 per share of Stellent.

Note 6 – Pro Forma Consolidated Financial Information (Unaudited)

The following pro forma condensed consolidated financial information presented below is as if the disposition of our 92.9% general partnership interest in our commercial properties (closed October 1, 2003) and the acquisition of the Richton Trail (closed July 1, 2003) had occurred on January 1, 2002. The pro forma financial information is not necessarily indicative of the results that actually would have occurred if the disposition and acquisition had been consummated on January 1, 2002, nor does the pro forma information purport to represent the results of operations for future periods. For the years ended December 31, 2003 and 2002, all revenues and expenses associated with the commercial properties have been recorded as discontinued operations.

	For the year ended December 31,
	2003	2002
Pro forma total revenue	$608,000	$641,000
Pro forma loss from continuing operations	$742,000	$1,695,000
Pro forma loss attributable to Common Shareholders	$742,000	$1,777,000
Pro forma loss per Common Share: Basis and Diluted	$0.02	$0.06

Note 7 – Mortgage Loan

The mortgage loans payable relating to our four commercial properties of approximately $6.4 million were assumed by the purchaser on October 1, 2003.

In connection with the acquisition of Richton Trail, we assumed a mortgage loan payable of approximately $1.5 million, which had a maturity date of October 1, 2012. Payments were required monthly in the amount of approximately $13,000, which represented principal and interest at 7.25%.

On October 31, 2003, we completed the refinance of the Richton Trail with KeyBank Real Estate Capital. The mortgage loan payable of $2.8 million has a fixed interest rate of 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule. The balance due at maturity in 2013 will be approximately $2.1 million. The net proceeds from the loan were approximately $1.3 million. The mortgage loan payable was approximately $2,812,000 as of December 31, 2003.

The mortgage loan matures as follows:

Year ending December 31,
2004	$48,618
2005	52,071
2006	55,256
2007	58,635
2008	61,780
Thereafter	2,535,776

$2,812,136

Note 8 – Shareholders’ Equity

Preferred Shares

During 1999, we issued 785,037 Class A Cumulative Convertible Preferred Shares (“preferred shares”) to the public. Each of the preferred shares is entitled, at all meetings of shareholders, to 3.448 votes, the number of common shares into which they are convertible, subject to adjustment for stock splits and similar events. The preferred shares are entitled to vote as a class on certain matters that affect their respective rights. The preferred shares bear a liquidation value of $10.00 per share and originally accrued a dividend equal to $0.475 per share, payable every six months. The preferred shares are convertible into 3.448 common shares subject to certain formulas. We have the right to redeem the preferred shares. Proceeds from the issuance of the preferred shares, net of underwriters’ discount and total offering expenses, were approximately $6.7 million. Since the original issuance and prior to the exchange offer on June 30, 2003, a total of 121,746 preferred shares were converted into 419,779 common shares.

Effective April 7, 2003, we issued 95,541 preferred shares to Duane H. Lund in connection with his resignation as Chief Executive Officer in accordance with the terms of his employment agreement dated March 4, 2003 and recorded compensation expense of $300,000 as a result of the issuance and employment termination.

In May 2003, we offered preferred shareholders a one-time incentive to exchange preferred shares into common shares, which expired June 30, 2003. Through that exchange offer, preferred shareholders exchanged 1,174,120 of the preferred shares, or nearly 81%, for 26,865,042 common shares. After the exchange offer was completed, the remaining preferred shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on the American Stock Exchange, as set forth in Section 1202(b) of the AMEX’s Company Guide. This requirement was disclosed in the proxy statement as well as our intent not to seek another trading market for the preferred shares. AMEX suspended trading of the preferred shares and the Securities and Exchange Commission removed the preferred shares from listing and registration in accordance with Section 12 of the Securities and Exchange Act of 1934. Preferred shareholders retain the right to convert each of their shares for 3.448 common shares. The preferred shares are on the Over the Counter Market with the symbol “PRGYP.”

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

Effective June 30, 2003, we issued 696,078 preferred shares valued at approximately $2.4 million to Messrs. Mastandrea and Dee pursuant to separate restricted share agreements. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:

•	the date our gross assets exceed $50.0 million, or

•	348,038 restricted shares will vest on March 4, 2004; 174,020 shares will vest on March 4, 2005 and the remaining 174,020 shares will vest on March 4, 2006.

During the fourth quarter of 2003, 1,400 of the preferred shares were converted to 4,827 common shares, at a conversion rate of 3.448 common shares for each preferred share.

As of December 31, 2002, treasury stock recorded in the accompanying consolidated balance sheet was comprised of 15,300 common shares. During 2003, these treasury shares were cancelled.

On October 1, 2003 we completed the sale of our 92.9% general partnership interest in our four commercial properties. A portion of the proceeds from the sale were paid in 2,859,765 of our common shares at an average closing price for the 30 calendar days prior to June 27, 2003 of $0.28 or approximately $801,000. These shares are recorded at cost in the accompanying consolidated balance sheet under treasury shares.

Common Shares

On May 6, 2002, we filed a Registration Statement under the Securities Act of 1933 on Form SB-2 (“Registration Statement”) registering 3,115,347 common shares that may be sold by the selling shareholders named in the Registration Statement representing (a) 2,347,872 common shares currently outstanding and (b) 509,725 common shares issuable upon conversion of 147,832 preferred shares, 177,750 common shares issuable upon conversion of common units of Wellington Properties Investments, LP and 80,000 common shares issuable upon exercise of options. The Registration Statement was effective as of May 17, 2002.

Restricted Common Shares

On June 30, 2003, our shareholders approved the issuance of additional common shares to Paragon Real Estate Development, LP for James C. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, to encourage them to substantially grow the asset base, net operating income, funds from operations, net value, and share value of Paragon. We will issue restricted common shares if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by our board of trustees. The maximum number of common shares they may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of the common shares for 30 calendar days preceding the closing of any acquisition. The common shares will be restricted until we achieve the five-year proforma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.

On October 28, 2003, our board of trustees approved the issuance of 50,000 restricted commons shares to each of four of our six trustees. who are not officers of the Company. The restricted shares were issued effective as of October 28, 2003 and will vest on October 28, 2004. The market value of the shares on the date of grant was $44,000.

On December 16, 2003, our board of trustees approved the issuance of 50,000 restricted commons shares to an employee hired June 16, 2003. Half of the restricted shares vest on each June 16 of 2007 and 2008, provided the employee remains employed by the Company on the vesting dates. The market value of the shares on the date of grant was $18,500.

On December 16, 2003, our board of trustees approved the issuance of 500,000 restricted common shares to Paragon’s landlord for 4,000 square feet of fully furnished office space, including all utilities, phone, high speed internet, equipment usage, copying, presentation packaging and preliminary design planning for our proposed projects for two years. Half of the shares will be issued in each March of 2004 and 2005. The shares have restrictions as to voting and transfer. A proxy will be signed when the shares are issued granting Mr. Mastandrea the right to vote the shares during the ownership of the landlord or if transferred in a block sale. The shares are restricted from being transferred or sold for four years from the date of issuance, and thereafter have volume limits on the number of shares that may be sold daily in the open market or transferred in a block sale. The market value of the office space and services for two years was estimated at $103,000.

Warrants

On March 5, 1998, we issued a warrant to Credit Suisse First Boston Mortgage LLC in connection with the refinancing of debt. The warrant provides for the right to purchase 47,500 common shares at a price of $5.37 per common share and is exercisable at any time through March 5, 2008. The warrant remains unexercised as of December 31, 2003.

In connection with the issuance of preferred shares on October 28, 1999, we issued to a representative of the underwriters a warrant to purchase 35,500 preferred shares at a price of $10.00 per share. The warrant is exercisable through November 2, 2004 and remains unexercised as of December 31, 2003.

Options

On May 27, 1998, in accordance with our former stock option plan (“Former Plan”) we granted options as to 54,387 Common Shares to then existing employees and Trustees. The options remain unexercised and are exercisable on any date through May 26, 2008 at a price of $5.37 per share.

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

In connection with employment agreements entered into during 1999 and in accordance with the Current Plan, we issued options to purchase 80,000 Common Shares at $2.90 per share to each of our former Chief Executive Officer and former President. The former Chief Executive Officer’s options were returned to the Company in 2003 and the former President’s options expire on December 31, 2005.

Effective May 15, 2002 we issued 50,000 options to each of our five Trustees at a price of $0.45 per share. The options vest six months after issuance and expire 90 days after the Trustee’s term ends. On September 30, 2003, 200,000 options expired and were returned to the Company.

Effective October 28, 2003 we issued 25,000 options to each of four of our six Trustees at a price of $0.22 per share. The options vest twelve months after issuance and expire 90 days after the Trustee’s term ends.

The following table summarizes the Company’s option activity for the years ended December 31, 2003 and 2002:

		Weighted
	Options	Average
	to Purchase	Exercise Price	Range of Exercise
	Common Shares	per Share	Price per Share
Outstanding at December 31, 2001	1,214,387	$5.05	$2.90 - $6.375
Granted	250,000	$0.45	$0.45
Expired/terminated	(1,000,000)	$5.38	$5.375

Outstanding at December 31, 2002	464,387	$1.87	$0.45-$5.375
Granted	100,000	$0.22	$0.22
Expired/terminated	(280,000)	$1.15	$0.45 - $2.90

Outstanding at December 31, 2003	284,387	$2.00	$0.22 - $5.375

Exercisable at December 31, 2002	464,387	$1.87	$0.45 - $5.375

Exercisable at December 31, 2003	184,387	$2.96	$0.45 - $5.375

The following table summarizes exercisable options outstanding as of December 31, 2003:

	Number of	Weighted
	Options	Average
	Outstanding	Remaining	Weighted
Range of	and	Contractual	Average
Exercise Prices	Exercisable	Life (in years)	Exercise Price
$5.37	54,387	4.4	$5.37
$2.90	80,000	2.0	$2.90
$0.45	50,000	1.3	$0.45

$0.45 to $5.37	184,387	2.3	$2.96

Note 9 – Discontinued Operations

On October 1, 2003 we sold our 92.9% general partnership interest in our commercial properties. The results of operations for these properties are presented in the accompanying Consolidated Statement of Operations as “Income/Loss from discontinued operations.”

The following is a summary of the income from discontinued operations of our commercial properties for the years ended December 31, 2003 and 2002.

	Year ended December 31,
	2003	2002
Revenues	$1,007,813	$1,362,050
Operating expenses	(444,995)	(646,894)
Depreciation and amortization	(157,735)	(228,450)
Interest expense	(251,900)	(448,395)
General and administrative	(305,087)	(264,116)
Non-recurring real estate expenses	(305,970)	(2,023,000)

Income (loss) from discontinued operations	$(457,874)	$(2,248,805)

Losses from discontinued operations relating to our technology segment for the years ended December 31, 2003 and 2002 were approximately $0 and $82,000, respectively. The discontinued operations relating to our technology segment for the year ended December 31, 2002 were primarily composed of general and administrative expense.

Note 10 – Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average common share outstanding—basic and net loss per weighted average common share outstanding—diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the years ended December 31, 2003 and 2002 were 17,458,707 and 4,517,524, respectively. Common share equivalents of approximately 23.4 million and 3.1 million as of December 31, 2003 and December 31, 2002, respectively, include outstanding convertible preferred shares, warrants, stock options and limited partnership units, and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

	For the year ended December 31,
	2003	2002
Numerator
Net loss from continuing operations	$(631,739)	$(1,227,088)
Discontinued operations:
Discontinued operations of technology segment, net of tax	—	(82,164)
Discontinued operations of commercial properties, net of tax	(457,874)	(2,248,805)

Net loss	(1,089,613)	(3,558,057)
Preferred Share Dividends	—	(630,126)

Net loss attributable to Common Shareholders	$(1,089,613)	$(4,188,183)

Denominator
Weighted average Common Shares outstanding at December 31, 2003 and December 31, 2002:
Basic and Diluted	18,171,689	4,517,524

Basis and Diluted EPS
Net loss from continuing operations	$(0.03)	$(0.27)
Discontinued operations:
Discontinued operations of technology segment, net of tax	—	(0.02)
Discontinued operations of commercial properties, net of tax	(0.03)	(0.50)

Net loss	(0.06)	(0.79)
Preferred Share Dividends	—	(0.14)

Net loss attributable to Common Shareholders - Basic and Diluted	$(0.06)	$(0.93)

Note 11 – Dividends/Distributions

During 2002 cash distributions declared with respect to the preferred shares were $0.95 per preferred share. No cash distributions were declared during 2003 for preferred shares.

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

No cash distributions were declared during 2003 and 2002 with respect to the common shares.

Note 12 – Income taxes

There was no income tax provision for the years ended December 31, 2003 and 2002.

For the year ended December 31,
	2003	2002
Current	$—	$—
Deferred	—	—

Total tax provision	$—	$—

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	For the year ended December 31,
	2003	2002
Benefit at Federal statutory rate	$(364,000)	$(1,191,000)
State income benefit, net of Federal tax effect	(71,000)	(228,000)
Permanent differences:
Disposal of real estate investments	(338,000)	—
Temporary differences:
Provision for loss on real estate investments	(817,000)	—
Provision for loss on marketable securities	(317,000)	—
Change in valuation allowance	1,911,000	1,425,000
Other	1,000	(6,000)

Tax provision	$—	$—

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$4,410,000	$1,671,000
Capital loss carryforward	317,000	—
Provision for loss on real estate investments	—	817,000
Provision for loss on marketable securities	106,000	423,000
Accrual and other temporary variances	29,000	40,000
Valuation allowance	(4,862,000)	(2,951,000)
Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding the realizability of a significant portion of the net deferred tax assets. As such, management has provided a valuation allowance of $4,862,000 and $2,951,000, against such net deferred tax assets of the Company as of December 31, 2003 and 2002, respectively.

At December 31, 2003, the Company had net operating loss carryforwards of approximately $11.0 million and capital loss carryforwards of approximately $0.8 million available to be carried to future periods. The loss carryforwards expire as follows:

Year Expiring	Net Operating Loss	Capital Loss
2008	$—	$786,000
2012	458,000	—
2018	739,000	—
2019	115,000	—
2020	2,025,000	—
2021	177,000	—
2022	592,000	—
2023	6,881,000	—

Total loss carryforwards	$10,987,000	$786,000

Note 13 – Commitments and Contingencies

Liquidity

As of December 31, 2003, our unrestricted cash resources were approximately $2,219,000 and our marketable securities available for sale were approximately $99,000. Our marketable securities represented 10,000 shares of Stellent. The NASDAQ closing quote on March 18, 2004 was $8.64 per share of Stellent.

During the year ended December 31, 2003, we sold 30,000 shares of Stellent at an average price of $8.30 per share and recognized a gain on the sale of these shares totaling approximately $136,000. Net proceeds from these sales were approximately $249,000.

During the first half of 2003, we put into place a new management team and shareholders elected five new Trustees. Paragon has developed a value-added business plan that is primarily focused on acquiring well located, under-performing multi-family residential properties and repositioning them through renovation, leasing, improved management, and branding. This strategy, while unique to public companies, is common among private companies on both a local and limited regional basis. Paragon’s investments will be in properties, portfolios and companies with value-added programs. Paragon intends to raise equity through joint venture structures to be used for property and portfolio acquisitions, and use tax-deferred operating partnership units, convertible into a separate class of common shares, for acquisitions of companies. Failure to obtain external sources of capital or to find sellers willing to exchange their properties for tax-deferred partnership units will materially and adversely affect our strategy and will materially and adversely affect our operations, liquidity and financial results.

On June 30, 2003, the holders of our preferred shares consented to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our preferred shares. The waiver was sought in connection with a one-time incentive exchange offer under which we exchanged each of our preferred shares for 22.881 common shares.

We are dependent on our existing cash and Stellent shares to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements. Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we have reduced our material future obligations, which include a mortgage on the apartment complex and the employment contracts for our three executive officers. The debt service payment is being funded from the cash flow of the property secured by the mortgage, and the current salary requirements of the employment contracts is only $5,000 per month for each executive officer. We historically have financed our long-term capital needs, including acquisitions, as follows:

•	Borrowings from new loans;

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.

There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.

On October 1, 2003, we closed on the sale of our 92.9% general partnership interest in our four commercial properties. Proceeds from the sale of these properties, net of closing costs and the mortgage balances assumed by the purchaser, were approximately $1,601,000. The proceeds from the sale were paid in a combination of approximately $801,000 in cash and 2,859,765 of our common shares at an average closing price for the 30 calendar days prior to June 27, 2003 of $0.28. Also as a result of the sale approximately $318,000 representing cash from the commercial real estate properties was released from mortgage related restrictions and made available for operations.

On October 31, 2003, we completed the refinance of the Richton Trail with KeyBank Real Estate Capital. The mortgage loan payable of $2.8 million has a fixed interest rate of 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule. The balance due at maturity in 2013 will be approximately $2.1 million. The net cash proceeds from the loan that were made available for operations were approximately $1.3 million.

Employment Agreements

Effective as of March 4, 2003, the Compensation Committee approved three new employment agreements. The employment agreement with Mr. Lund provided for an annual salary of $150,000 to be paid to Mr. Lund for his services as Chief Executive Officer through five days after the filing of the Company’s December 31, 2002 Form 10-KSB. In connection with the severance provision of this agreement, on April 7, 2003, Mr. Lund relinquished his position as Chief Executive Officer and, in consideration for his resignation, received 95,541 preferred shares in lieu of receiving a $300,000 severance payment. The number of shares issued was based on two times his annual salary with the price of the preferred shares based on the average closing price for the 30 calendar days prior to March 1, 2003. Mr. Lund received compensation based on an annual salary of $60,000 for his services from April 7, 2003 until June 15, 2003.

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

Legal Settlement

On August 5, 2002, we reached a settlement with Odeh Muhawesh, a former trustee of the Company and former

Chief Knowledge Officer of Stonehaven Technologies. Under the settlement, we paid Mr. Muhawesh $160,000 in exchange for a promissory note and related interest in connection with the promissory note we assumed in February 2000 pursuant to the terms of the merger agreement between the Company, Stonehaven Technologies and NETLink International, Inc. (“NETLink”), a company founded and owned by Mr. Muhawesh whereby NETLink was merged into Stonehaven Technologies. Further under the settlement, Mr. Muhawesh assigned to us his options for 1.0 million of our common shares and all of his stock in MyFreeDesk.com, Inc., and we released a contractual restriction restricting Mr. Muhawesh from selling publicly approximately 158,500 of our common shares. The settlement provides both parties a full, final and complete release of all claims to date. As a result of the settlement, we recorded an increase to accumulated deficit of approximately $227,000 during the year ended December 31, 2002.

Income Tax Audit

Wellington Property Investments, LP, the holding entity for our four commercial properties sold October 1, 2003, had its income tax returns audited by the Internal Revenue Service for the tax periods ended December 31, 1999 and 2000. On December 22, 2003, we received a “No adjustments Letter” from the Internal Revenue Service accepting the tax returns for the years under audit.

Note 14 – Related Party Transactions

Management Fees of Commercial Properties

We maintained a property management agreement with Hoyt Properties, Inc. (“Hoyt Properties”), an entity controlled by Steven B. Hoyt, our former Chairman of the Board, which served as property manager of the commercial properties owned by us. In connection with the agreement, Hoyt Properties managed the day-to-day operations of properties owned by us and received a management fee for this service. Management fees paid to Hoyt Properties were approximately $49,000 and $66,000 for the years ended December 31, 2003 and 2002, respectively. On October 1, 2003 we sold our four commercial properties managed by Hoyt Properties. As a result, these management fees are included in discontinued operations.

Richton Trail Acquisition and Management Fees

Effective July 1, 2003, we closed the acquisition of our residential apartment complex, Richton Trail, following approval by our shareholders of the transaction on June 30, 2003. Our operating partnership, Paragon Real Estate, LP, acquired the residential complex along with the associated mortgage from Hampton Court Associates, LP (“Hampton”), a partnership controlled by James C. Mastandrea, its general partner and our Chairman, Chief Executive Officer and President. In consideration for transferring Richton Trail, Hampton received 813,938 restricted limited partnership units of Paragon Real Estate, LP. Each unit is redeemable after four years for cash, or, at our option, 22.881 of our common shares.

Mr. Mastandrea also owns two companies that provide services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trial’s payroll related costs. The related management fees included in year ended December 31, 2003 were approximately $13,000. Reimbursement, at cost, for the payroll related costs paid and accrued for the year ended December 31, 2003 was approximately $30,700. As the Company acquires more properties, it intends to use local third party management companies until we are able to provide management services ourselves.

Leasing Commissions

During the year ended December 31, 2003, we paid a leasing commission of approximately $18,000 to Hoyt Properties in connection with two new leases for a total of approximately 21,000 square feet. On October 1, 2003 we sold our four commercial properties managed by Hoyt Properties. As a result, these leasing commissions, net of accumulated amortization are included in discontinued operations.

Rental Expense

During the years ended December 31, 2003 and 2002, we recognized rental expense of approximately $8,000 and $30,000, respectively, related to office space leased from Hoyt Properties.

Note 15 – Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2003	2002
Interest paid	$346,333	$462,276

Supplemental schedule of non-cash investing and financing activities:
The following assets and liabilities were assumed in connection with the acquisition of Richton Trail:
Acquisition of residential real estate	$(3,986,409)	$—
Additions to real estate	(4,832)	—
Security deposit	44,732	—
Mortgage note payable	1,544,258	—
Minority interest	2,355,742	—

Acquisition and additions to real estate properties	$(46,509)	$—

The following assets and liabilities were disposed of in connection with the disposition of commercial properties
Disposition of real estate	$8,134,097	$—
Restricted cash	318,609	—
Deferred costs and other assets	210,862	—
Mortgage notes payable	(6,408,825)	—
Accounts payable and accrued liabilities	(289,664)	—
Security deposits	(45,000)	—
Treasury shares	(800,735)	—

Cash proceeds from disposition of commercial properties	$1,119,344	$—

The following assets and liabilities were disposed of in connection with discontinued operations of technology segment:
Accounts payable and accrued expenses	$—	$(363,386)
Related party note payable	—	(160,000)
Gain on disposal of technology segment, net of tax	—	(40,000)
Discontinued operations, net of tax	—	(82,164)

Costs associated with discontinued operations	$—	$(645,550)

The following liabilities were assumed and disposed of in connection with the refinance of the mortgage loan of Richton Trail
Cash proceeds from new mortgage loan	$2,820,000	$—
Disposition of previous mortgage loan	(1,533,637)	—

Cash proceeds from refinance of mortgage loan	$1,286,363	$—