Form 10QSB
period 2004-03-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2004-05-13
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 10, 2004, 32,740,615 shares of the issuer’s common shares were outstanding, including
2,859,765 common shares held in treasury.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet—March 31, 2004 (unaudited)	Page 2
Consolidated Statements of Operations—Three months ended March 31, 2004 and March 31, 2003 (unaudited)	Page 3
Consolidated Statements of Cash Flows—Three months ended March 31, 2004 and March 31, 2003 (unaudited)	Page 4
Notes to Consolidated Financial Statements	Page 5
Item 2. Management’s Discussion and Analysis or Plan of Operation	Page 13
Item 3. Controls and Procedures	Page 19
Part II. Other Information
Item 1. Legal Proceedings	Page 19
Item 2. Changes in Securities	Page 19
Item 3. Defaults upon Senior Securities	Page 19
Item 4. Submission of Matters to a Vote of Security Holders.	Page 19
Item 5. Other Information	Page 19
Item 6. Exhibits and Reports on Form 8-K	Page 20
Signatures	Page 20
EX-31.1 Sect. 302 Cert of Chief Executive Officer
EX-31.2 Sect. 302 Cert of Chief Financial Officer
EX-32.1 CEO/CFO Under 906 of Sarbanes-Oxley Act

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Consolidated Balance Sheet
March 31, 2004
(unaudited)

Assets
Investments in real estate:
Land	$797,682
Buildings and improvements	3,188,727
Furniture, fixtures and equipment	7,828

3,994,237
Accumulated depreciation and amortization	(60,254)

Net investments in real estate	3,933,983
Cash and cash equivalents	2,312,074
Marketable securities	74,700
Restricted cash	81,412
Accounts receivable, net	6,340
Other assets, net	125,455

Total Assets	$6,533,964

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loan payable	$2,799,965
Accounts payable and accrued expenses	162,890
Rents received in advance and security deposits	60,495

Total liabilities	3,023,350

Minority interest in consolidated subsidiary	2,162,600

Commitments and Contingencies

Shareholders’ equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 278,455 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,785
Common Shares — $0.01 par value, 100,000,000 authorized; 32,740,615 shares issued and outstanding	327,406
Additional paid-in capital	28,275,536
Accumulated other comprehensive income, net unrealized gain on marketable securities	37,200
Accumulated deficit	(23,878,740)
Treasury stock, at cost, 2,859,765 shares	(800,735)
Unearned compensation and trustees’ fees	(2,615,438)

Total shareholders’ equity	1,348,014

Total Liabilities and Shareholders’ Equity	$6,533,964

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Consolidated Statements of Operations
(unaudited)

	For the three months ended March 31,
	2004	2003
Revenues
Rental revenue	$150,602	$—
Interest and other	18,157	2,429

Total revenues	168,759	2,429

Expenses
Property, operating and maintenance	56,353	—
Property taxes and insurance	23,215	—
Depreciation and amortization	21,431	5,438
Interest	41,667	—
General and administrative	239,593	199,591
Management fees	6,866	—

Total expenses	389,125	205,029

Loss from operations before loss allocated to minority interest	(220,366)	(202,600)
Loss allocated to minority interest	86,896	9,858

Loss from continuing operations	(133,470)	(192,742)
Discontinued operations:
Loss from discontinued operations	—	(52,456)

Net loss available to Common Shareholders	$(133,470)	$(245,198)

Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.00)	$(0.05)

Weighted average number of Common Shares outstanding: Basic and Diluted	32,580,976	4,517,524

Comprehensive loss:
Net loss	$(133,470)	$(245,198)
Other comprehensive loss:
Unrealized loss on marketable securities	(24,500)	(8,400)

Comprehensive loss	$(157,970)	$(253,598)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(133,470)	$(245,198)
Adjustments to reconcile net loss to net cash used in continuing operations:
Discontinued operations, net of tax	—	52,456
Compensation costs and trustees fees incurred through the issuance of restricted shares	31,533	—
Rent expense incurred through the issuance of restricted shares	51,500	—
Depreciation and amortization	21,431	5,438
Loss allocated to minority interest	(86,896)	(9,858)
Net change in assets and liabilities:
Accounts receivable, net	3,471	—
Restricted cash	15,670	—
Other assets, net	242,165	(968)
Accounts payable and accrued expenses	(37,627)	69,285
Rents received in advance and security deposits	790	—

Net cash provided by (used in) continuing operations	108,567	(128,845)

Cash flows from investing activities:
Additions to real estate properties	(2,996)	—

Net cash used in investing activities	(2,996)	—

Cash flows from financing activities:
Payments on mortgage loan	(12,171)	—

Net cash used in financing activities	(12,171)	—

Net cash used in discontinued operations
Discontinued operations of technology segment	—	(27,249)
Discontinued operations of commercial properties	—	(96,742)

Net cash used in discontinued operations	—	(123,991)

Net increase (decrease) in cash and cash equivalents	93,400	(252,836)
Cash and cash equivalents
Beginning of period	2,218,674	1,029,265

End of period	$2,312,074	$776,429

Supplemental information to Consolidated Statements of Cash Flows
Interest paid	$41,667	$83,713

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—Organization

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company which primarily acquires, owns and operates multi-family residential real estate properties. As of March 31, 2004, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units.

Note 2—Basis of Presentation

We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items, except for discontinued operations of our technology segment and the discontinued operations of our commercial properties) necessary for a fair presentation of our financial position as March 31, 2004, the results of our operations for the three month periods ended March 31, 2004 and 2003, and of our cash flows for the three month periods ended March 31, 2004 and 2003 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 3—Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2004, and the reported amounts of revenues and expenses for the three month periods ended March 31, 2004 and 2003. Actual results could differ from those estimates. Significant estimates include the valuation of investments in real estate, marketable securities and deferred taxes, and these significant estimates, as well as other estimates and assumptions, which may change in the near term.

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

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), impairment of investments in real estate exists when the carrying amount of the investments exceeds its fair value and is non-recoverable. Fair value of these assets is the amount an asset could be bought or sold in a current transaction between willing parties. Further, FAS 144 defines a component of a company to be the operations that can be clearly distinguished from the rest of the company, and then requires elimination from its continuing operations for those assets held for sale or disposed of. Accordingly, one of the impacts of our adoption of this standard is that revenues and expenses associated with our properties sold on October 1, 2003, are classified as discontinued operations on our Consolidated Statements of Operations for the three months ended March 31, 2003.

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

Cash and cash equivalents

Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. We also maintained cash of approximately $19,000 at March 31, 2004 in a money market account that was not federally insured. Cash of approximately $81,000 is classified as restricted at March 31, 2004 because it is held in an escrow account of the mortgage lender for the payment of property taxes and insurance and security deposits held on behalf of our residential tenants.

Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $4,000 at March 31, 2004 for Richton Trail.

Other Assets

As of March 31, 2004, other assets include deferred financing costs incurred to obtain and secure mortgage debt financing. Other assets are carried at cost, less accumulated amortization.

The deferred financing costs of approximately $55,000 are being amortized over the life of the mortgage loan payable on a straight-line basis. Accumulated amortization related to deferred financing costs as of March 31, 2004 was approximately $2,000.

Revenue Recognition

Revenues from rental property are recognized when due from tenants. Leases are generally for terms of one year or less.

Stock Based Compensation

At March 31, 2004, we had one stock-based employee compensation plan. During the three month period ended March 31, 2004, we issued 450,000 common share options and further issued 900,000 restricted share grants. In connection with the resignation of an employee we cancelled 50,000 restricted share grants under this plan. During the three month period ended March 31, 2003, no options or restricted share grants were issued under this plan. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, no stock-based employee compensation cost would be reflected in net loss, as all options granted under the plan would have an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, to stock-based employee compensation.

	For the three month periods ended
	March 31,
	2004	2003
Net loss attributable to Common Shareholders	$(133,470)	$(245,198)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	31,533	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(39,408)	—

Pro forma net loss attributable to Common Shareholders	$(141,345)	$(245,198)

Net loss attributable to Common Shareholders per Common Share:
Basic and Diluted – as reported	$(0.00)	$(0.05)

Basic and Diluted – pro forma	$(0.00)	$(0.05)

Income Taxes

Because the Company is no longer a Real Estate Investment Trust (“REIT”) for federal income tax purposes, we now account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We will be eligible to re-elect REIT status on January 1, 2005.

At March 31, 2004, we have net operating losses and at December 31, 2003, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.8 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2023.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, marketable securities and a mortgage loan. The fair values of the financial instruments were not materially different from their carrying or contract values at March 31, 2004.

Segment Disclosure

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as a single segment, which acquires, owns and operates rental real estate. During 2003 we sold our commercial real estate resulting in the revenues and expenses of these properties being classified as discontinued operations for the three month period ended March 31, 2003.

Reclassification

As a result of the sale of our commercial properties on October 1, 2003, certain amounts in the March 31, 2003 financial statements have been reclassified to conform to the March 31, 2004 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Note 4—Marketable Securities

Our investments in marketable securities are available-for-sale, as of March 31, 2004, and represent 10,000 common shares of Stellent, Inc. (“Stellent”). The shares were acquired in connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001.

As of March 31, 2004, the 10,000 shares of Stellent had a fair market value of approximately $75,000 (based upon the NASDAQ closing quote of $7.47 per share on March 31, 2004). We recorded an unrealized loss on marketable securities during 2003 of $24,500, resulting in a balance of $37,200 in shareholders’ equity for unrealized gain on marketable securities.

The NASDAQ closing quote on May 6, 2004 was $6.98 per common share of Stellent.

Note 5 – Pro Forma Consolidated Financial Information (Unaudited)

The following pro forma condensed consolidated financial information presented below is as if the disposition of our 92.9% general partnership interest in our commercial properties (closed October 1, 2003) and the acquisition of the Richton Trail Apartments (closed July 1, 2003) had occurred on January 1, 2003. The pro forma financial information is not necessarily indicative of the results, which actually would have occurred if the disposition and acquisition had been consummated on January 1, 2003, nor does the pro forma information purport to represent the results of operations for future periods. As of March 31, 2003, all revenues and expenses associated with the commercial properties have been recorded as discontinued operations.

For the three
months ended
March 31, 2003
Pro forma total revenue	$160,000
Pro forma loss from continuing operations	$(187,000)
Pro forma loss attributable to Common Shareholders	$(239,000)
Pro forma loss per Common Share: Basic and Diluted	$(0.01)

Note 6—Mortgage Loan Payable

The mortgage loan payable secured by our residential real estate property has a balance at March 31, 2004 of approximately $2.8 million at a fixed interest rate of 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule.

Note 7—Equity

During the first quarter of 2004, 935 preferred shares were converted to 3,224 common shares, at a conversion rate of 3.448 common shares for each preferred share.

Effective January 2, 2004, we issued a total of 900,000 restricted common shares to three of our officers and 450,000 common share options at a price of $0.27 per share to three of our officers. The market value of the restricted common shares on the date of grant was $198,000. The options vest ratably over three years after issuance and expire after five years from the date of issuance.

Effective February 16, 2004, 50,000 restricted common shares (issued during 2003) were cancelled in connection with one employee’s resignation.

Effective March 4, 2004, we issued 250,000 restricted common shares to our landlord in connection with office space and related services for the twelve months ended March 4, 2004.

Note 8 – Discontinued Operations

On October 1, 2003 we sold our 92.9% general partnership interest in our commercial properties. The results of operations for these properties are presented in the accompanying Consolidated Statement of Operations as “Income/Loss from discontinued operations.”

The following is a summary of the income from discontinued operations of our commercial properties.

For the three
months ended
March 31, 2003
Revenues	$328,548
Operating expenses	(158,453)
Depreciation and amortization	(50,554)
Interest expense	(83,713)
General and administrative	(88,284)

Loss from discontinued operations	$(52,456)

Note 9—Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted are computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the three month periods ended March 31, 2004 and March 31, 2003 were 32,580,976 and 4,517,524, respectively. Common share equivalents of approximately 23.6 million and 3.1 million as of March 31, 2004 and March 31, 2003, respectively, include outstanding convertible preferred shares, warrants, stock options and limited partnership units, and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

	For the three months ended March 31,
	2004	2003
Numerator
Net Loss from continuing operations	$(133,470)	$(192,742)
Discontinued operations:
Discontinued operations, net of tax	—	(52,456)

Net loss available to Common Shareholders	$(133,470)	$(245,198)

Denominator
Weighted average Common Shares outstanding at March 31, 2004 and March 31, 2003, respectively:
Basic and Diluted	32,580,976	4,517,524

Basic and Diluted EPS
Net Loss from continuing operations	$(0.00)	$(0.04)
Discontinued operations:
Discontinued operations, net of tax	—	(0.01)

Net loss available to Common Shareholders — Basic and Diluted	$(0.00)	$(0.05)

Note 10 – Commitments and Contingencies

Liquidity

As of March 31, 2004, our unrestricted cash resources were approximately $2,312,000 and our marketable securities available for sale were approximately $75,000. Our marketable securities represented 10,000 shares of common stock of Stellent. The NASDAQ closing quote on May 6, 2004 was $6.98 per common share of Stellent.

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

Legal Proceedings

On April 1, 2004, Steven B. Hoyt, our former chairman, his wife Michelle L. Hoyt, and Duane H. Lund, our former chief executive officer (the “Plaintiffs”), filed a complaint in the United States District Court for the District of Minnesota, Fourth Division, against Paragon and our stock transfer agent. Plaintiffs allege that we have breached the terms of the voting and stock restriction agreement that Messrs. Hoyt and Lund signed in March 2003 by hindering the sale of the Plaintiffs’ Paragon shares. Plaintiffs seek a ruling entitling them to sell their shares in the open market and more than $75,000 in damages. Although we cannot predict the outcome of the suit, we believe that the Plaintiffs’ claims are without merit and intend to vigorously defend ourselves.

Note 11—Related Party Transactions

Management Fees of Commercial Properties

We maintained a property management agreement with Hoyt Properties, Inc. (“Hoyt Properties”), an entity controlled by Steven B. Hoyt, our former Chairman of the Board, which served as property manager of the commercial properties previously owned by us. In connection with the agreement, Hoyt Properties managed the day-to-day operations of properties owned by us and received a management fee for this service. Management fees paid to Hoyt Properties were approximately $16,000 for the three months ended March 31, 2003. On October 1, 2003 we sold our four commercial properties managed by Hoyt Properties. As a result, these management fees are included in discontinued operations.

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

Mr. Mastandrea also owns two companies that provide services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees included in three month period ended March 31, 2004 were approximately $7,000. Reimbursement, at cost, for the payroll related costs paid and accrued for the three month period ended March 31, 2004 was approximately $15,000. As Paragon acquires more properties, we intend to use local third party management companies until we are able to provide management services internally for our properties.

Rental Expense

During the three month period ended March 31, 2003, we recognized rental expense of approximately $4,900 related to office space leased from Hoyt Properties.

Medical Reimbursement

Paragon reimburses MDC Realty Corp. for medical insurance, at cost, for one of its executive officers. The amount paid or accrued for the three month period ended March 31, 2004 was approximately $1,400.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company that primarily acquires, owns and operates multi-family residential properties. As of March 31, 2004, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units. Hampton Court Associates (“Hampton Court”) owns the remaining 99.0% interest in Paragon Real Estate, LP. We are the sole general partner of Paragon Real Estate, LP and Hampton Court is the limited partner. Hampton Court’s ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each unit redeemable after July 1, 2007 for cash, or, at our option, 22.881 of our common shares.

Our current management has developed a value-added business plan that is primarily focused on acquiring well located, under-performing multi-family residential properties, and then repositioning them through renovation, leasing, improved management and branding. Besides identifying acquisitions, it is equally important to locate sources of capital to fund the acquisitions, or find sellers interested in exchanging their properties for tax deferred partnership units.

Brief History

Paragon was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”). We operated as a traditional REIT by buying, selling, owning and operating commercial and residential properties through December 31, 1999.

In February 2000, former management of Paragon purchased a software technology company. As a result of the operations of the technology company commencing in 2000, Paragon did not meet the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In July 2001, former management sold the software technology company, but continued marketing the software product. In 2002, we discontinued the operations of our technology segment. Although Paragon is no longer a REIT for federal tax purposes, we can elect REIT status effective for 2005.

Forward-Looking Information

The following is a discussion of our results of operations for the three month periods ended March 31, 2004 and 2003 and financial condition, including

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three month period ended March 31, 2004, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

This report on Form 10-QSB contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in the economic conditions affecting industries which employ tenants residing in our property, our failure to lease unoccupied units or to re-lease occupied units upon expiration of leases in accordance with the our projections, changes in prevailing interest rates, the cost or general availability of equity and debt financing, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Comparison of the Three-Month Period Ended March 31, 2004 and 2003

Revenues from Continuing Operations

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the operating partnership that held our four commercial real estate properties, rental revenues and interest and other revenue related to these properties were reclassified to discontinued operations for the three month period ended March 31, 2003. Richton Trail, which we acquired on July 1, 2003, is included in continuing operations.

Rental revenue of approximately $151,000 for the three month period ended March 31, 2004 was comprised entirely of Richton Trail, acquired on July 1, 2003, compared to $0 the three month period ended March 31, 2003 when it was not part of our portfolio.

Interest and other revenue increased by approximately $16,000 to approximately $18,000 for the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003. The increase is primarily due to the increase in cash and cash equivalents, coupled with the acquisition of the Richton Trail in July 2003. Cash and cash equivalents increased as a result of the sale of our Minnesota properties on October 1, 2003, coupled with the refinance of the Richton Trail on October 30, 2003.

Expenses from Continuing Operations

Total expenses increased from approximately $205,000 for the three month period ended March 31, 2003 to $389,000 for the three month period ended March 31, 2004, a net increase of $184,000 described below.

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the four commercial Minnesota properties, property taxes and insurance, depreciation and amortization, interest and management fees related to these properties were reclassified to discontinued operations. Richton Trail, which we acquired on July 1, 2003, is included in continuing operations, as follows:

•	Property, operating and maintenance — $56,000

•	Property taxes and insurance — $23,000

•	Depreciation and amortization — $21,000

•	Interest — $42,000

•	Management fees — $7,000

General and administrative expenses increased from approximately $200,000 for the three month period ended March 31, 2003 to approximately $240,000 for the three month period ended March 31, 2004. The increase was primarily the result of the amortization of unearned compensation and trustee fees in the amount of approximately $32,000 paid through the issuance of restricted shares. The officers and trustees were issued these restricted shares for their services as a means to preserve cash.

Loss from operations before minority interest

As a result of the above, loss from operations before loss allocated to minority interest increased from approximately $203,000 for the three month period ended March 31, 2003 to approximately $220,000 for the three month period ended March 31, 2004.

Loss allocated to minority interest

Loss allocated to minority interests increased from approximately $10,000 for the three month period ended March 31, 2003 to approximately $87,000 for the three month period ended March 31, 2004 primarily as a result of the July 2003 acquisition of our partnership interest in Richton Apartments offset, in part, by the October 2003 sale of our partnership interest in our commercial properties.

Loss from continuing operations

Loss from continuing operations decreased from approximately $193,000 for the three month period ended March 31, 2003 to approximately $133,000 for the three month period ended March 31, 2004.

Discontinued operations

Loss from discontinued operations of approximately $0 and $52,000 for the three month periods ended March 31, 2004 and 2003, respectively, were a result of the October 2003 sale of our partnership interest in our commercial properties.

Net loss available to Common Shareholders

Based on the above, the net loss available to Common Shareholders decreased from approximately $245,000 for the three month period ended March 31, 2003 to $133,000 for the three month period ended March 31, 2004.

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

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. As of March 31, 2004, we have net operating losses and at December 31, 2003, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.8 million. While these losses created a deferred tax asset of approximately $4.9 million, a valuation allowance of $4.9 million was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2023.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to Paragon. Historically, we have used these sources to fund operating expenses, satisfy our debt service obligations and fund distributions to shareholders. In 2003, as part of the one-time incentive exchange offer for holders of preferred shares to convert to common shares, our shareholders approved eliminating the preferred dividend, which allows us to use that cash for current operations and future growth of the Company.

Cash Flows

As of March 31, 2004, our unrestricted cash resources were approximately $2,312,000 and our marketable securities available for sale were approximately $75,000, comprised solely of 10,000 common shares of Stellent. The NASDAQ closing quote on May 6, 2004 was $6.98 per common share of Stellent. We are dependent on our existing cash resources and Stellent shares to meet our liquidity needs because cash from operations are not sufficient to meet our operating requirements.

During the three month period ended March 31, 2004, we generated cash of approximately $108,000 from our continuing operations, which included the refund of a deposit of $250,000 on a development site in February 2004. Cash was used primarily for (i) additions to real estate properties of approximately $3,000; and (ii) payments on the mortgage loan payable of approximately $12,000. As a result, our cash balance increased by approximately $93,000 from approximately $2,219,000 at December 31, 2003 to approximately $2,312,000 at March 31, 2004.

Future Obligations

Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we reduced our material future obligations at March 31, 2004 compared to March 31,

2003, which include the mortgage on the apartment complex and the employment contracts for our executive officers.

•	The mortgage is being paid by the cash flow from Richton Trail. The property has been well maintained and managed, and has had historical occupancy in the range of 95% to 100% even prior to our ownership. So long as Richton Trail maintains approximately 84% occupancy, it will generate the cash flow needed to pay its current expenses and the mortgage debt service. We intend to keep the property as close to 100% occupancy as possible and do not foresee any market conditions that would show a decline in occupancy or rents during the coming year. Also, no major improvements are planned at the property through December 31, 2004.

•	Each of the three employment contracts for our executive officers has a salary requirement of only $60,000 per year, plus medical benefits which are being paid for only one of the three executive officers in an effort to conserve cash. The Company has the benefit of three highly qualified executives in the real estate industry, each with previous experience with a publicly traded company, for salaries that are well below market levels. As the Company grows and appreciates in value, our executive officers expect to share in the growth of the Company, along with our other shareholders, because each executive has a significant number of common shares, and to earn higher levels of compensation.

Long Term Liquidity and Operating Strategies

We historically have financed our long-term capital needs, including acquisitions, as follows:

•	Borrowings from new loans:

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.

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

Current Tax Status

At March 31, 2004, we have net operating losses and at December 31, 2003, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.8 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2023. We will be eligible to re-elect REIT status on January 1, 2005.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2004, the date of this report, James M. Mastandrea, our Chief Executive Officer and John J. Dee, our Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of March 31, 2004, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to March 31, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 1, 2004, Steven B. Hoyt, our former chairman, his wife Michelle L. Hoyt, and Duane H. Lund, our former chief executive officer (the “Plaintiffs”), filed a complaint in the United States District Court for the District of Minnesota, Fourth Division, against Paragon and our stock transfer agent. Plaintiffs allege that we have breached the terms of the voting and stock restriction agreement that Messrs. Hoyt and Lund signed in March 2003 by hindering the sale of the Plaintiffs’ Paragon shares. Plaintiffs seek a ruling entitling them to sell their shares in the open market and more than $75,000 in damages. Although we cannot predict the outcome of the suit, we believe that the Plaintiffs’ claims are without merit and intend to vigorously defend ourselves.

ITEM 2. CHANGES IN SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective January 2, 2004, we issued a total of 900,000 restricted common shares to three of our officers and a total of 450,000 common share options exercisable at a price of $0.27 per share to three of our officers for services rendered. We believe these issuances of restricted common shares and common share options to be exempt from registration under Section 4(2) of the Securities Act.

Effective March 4, 2004, we issued 250,000 restricted common shares to our landlord in connection with office space we occupy in Cleveland, Ohio and related services for the twelve months ended March 4, 2004. We believe this issuance of common shares to be exempt from registration under Section 4(2) of the Securities Act.

During the first quarter of 2004, a shareholder converted 935 preferred shares into 3,224 common shares at a conversion rate of 3.448 common for each preferred share pursuant to the terms of the preferred shares. We believe this issuance of common shares to be exempt from registration under Section 3(a)(9) of the Securities Act.

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

(b) Reports On Form 8-K

During the three month period ended March 31, 2004 and through May 10, 2004, we filed no current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
	By:	/s/ James C. Mastandrea
Date: May 10, 2004		James C. Mastandrea
Chief Executive Officer

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
Date: May 10, 2004	By:	/s/ John J. Dee John J. Dee
Chief Financial Officer