Form 10QSB
period 2004-06-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2004-08-13
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number:

0-25074

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
1240 Huron Road, Suite 301, Cleveland, OH	44115
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: 216-430-2700

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐

As of August 3, 2004, 33,440,615 shares of the issuer’s common shares were outstanding, including 2,859,765 common shares held in treasury.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
FORM 10-QSB

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Balance Sheet
June 30, 2004
(unaudited)

Assets
Investments in real estate:
Land	$797,682
Buildings and improvements	3,188,727
Furniture, fixtures and equipment	13,151

3,999,560
Accumulated depreciation and amortization	(80,469)

Net investments in real estate	3,919,091
Cash and cash equivalents	2,132,368
Marketable securities	86,643
Restricted cash	106,917
Accounts receivable, net	15,575
Other assets, net	101,090

Total Assets	$6,361,684

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loan payable	$2,787,613
Accounts payable and accrued expenses	175,023
Security deposits	60,999

Total liabilities	3,023,635

Minority interest in consolidated subsidiary	2,168,480

Commitments and Contingencies

Shareholders’ equity:
Preferred Shares — $0.01 par value, 10,000,000 authorized: 278,455 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,785
Common Shares — $0.01 par value, 100,000,000 authorized; 32,940,615 shares issued and outstanding	329,406
Additional paid-in capital	28,309,536
Accumulated other comprehensive income, net unrealized gain on marketable securities	47,968
Accumulated deficit	(24,092,153)
Treasury stock, at cost, 2,859,765 shares	(800,735)
Unearned compensation and trustees’ fees	(2,627,238)

Total shareholders’ equity	1,169,569

Total Liabilities and Shareholders’ Equity	$6,361,684

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the six months ended June 30,
	2004	2003
Revenues
Rental revenue	$295,611	$—
Interest and other	27,457	3,223

Total revenues	323,068	3,223

Expenses
Property, operating and maintenance	100,183	—
Property taxes and insurance	46,705	—
Depreciation and amortization	43,009	9,069
Interest	83,152	—
General and administrative	464,362	598,750
Management fees	13,557	—

Total expenses	750,968	607,819

Loss from operations before loss allocated to minority interest	(427,900)	(604,596)
Loss allocated to minority interest	81,017	42,570

Loss from continuing operations	(346,883)	(562,026)
Discontinued operations:
Loss from discontinued operations	—	(549,969)

Net loss available to Common Shareholders	$(346,883)	$(1,111,995)

Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.01)	$(0.24)

Weighted average number of Common Shares outstanding: Basic and Diluted	32,678,378	4,665,950

Comprehensive loss:
Net loss	$(346,883)	$(1,111,995)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(13,732)	38,800

Comprehensive loss	$(360,615)	$(1,073,195)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30,
	2004	2003
Revenues
Rental revenue	$145,009	$—
Interest and other	9,300	794

Total revenues	154,309	794

Expenses
Property, operating and maintenance	43,830	—
Property taxes and insurance	23,490	—
Depreciation and amortization	21,578	3,631
Interest	41,485	—
General and administrative	224,769	399,159
Management fees	6,691	—

Total expenses	361,843	402,790

Loss from operations before loss allocated to minority interest	(207,534)	(401,996)
(Income) loss allocated to minority interest	(5,879)	32,712

Loss from continuing operations	(213,413)	(369,284)
Discontinued operations:
Loss from discontinued operations	—	(497,513)

Net loss available to Common Shareholders	$(213,413)	$(866,797)

Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.01)	$(0.18)

Weighted average number of Common Shares outstanding: Basic and Diluted	32,775,781	4,812,744

Comprehensive loss:
Net loss	$(213,413)	$(866,797)
Other comprehensive loss:
Unrealized gain on marketable securities	10,768	47,200

Comprehensive loss	$(202,645)	$(819,597)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(346,883)	$(1,111,995)
Adjustments to reconcile net loss to net cash used in continuing operations:
Discontinued operations, net of tax	—	549,969
Compensation costs and trustees fees incurred through the issuance of shares	55,733	300,000
Rent expense incurred through the issuance of restricted shares	51,500	—
Depreciation and amortization	43,009	9,069
Loss allocated to minority interest	(81,017)	(42,570)
Net change in assets and liabilities:
Accounts receivable, net	(5,764)	—
Restricted cash	(9,835)	—
Other assets, net	265,168	(64,428)
Accounts payable and accrued expenses	(27,185)	288,282
Security deposits	2,985	—

Net cash used in continuing operations	(52,289)	(71,673)

Cash flows from investing activities:
Additions to real estate properties	(8,319)	—
Purchase of marketable securities	(1,175)	—

Net cash used in investing activities	(9,494)	—

Cash flows from financing activities:
Payments on mortgage loan	(24,523)	—

Net cash used in financing activities	(24,523)	—

Net cash used in discontinued operations
Discontinued operations of technology segment	—	(27,249)
Discontinued operations of commercial properties	—	(558,713)

Net cash used in discontinued operations	—	(585,962)

Net decrease in cash and cash equivalents	(86,306)	(657,635)
Cash and cash equivalents
Beginning of period	2,218,674	1,029,265

End of period	$2,132,368	$371,630

Supplemental information to Consolidated Statements of Cash Flows

Interest paid	$83,152	$168,282

Accrued financing costs	$—	$23,465

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 1 — Organization

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company which primarily acquires, owns and operates multi-family residential real estate properties. As of June 30, 2004, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units. Hampton Court Associates (“Hampton Court”) owns the remaining 99.0% interest in Paragon Real Estate, LP. We are the sole general partner of Paragon Real Estate, LP and Hampton Court is the limited partner. Hampton Court’s ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each unit redeemable after July 1, 2007 for cash, or, at our option, 22.881 of our common shares.

Note 2 — Basis of Presentation

We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items, except for discontinued operations of our technology segment and the discontinued operations of our commercial properties) necessary for a fair presentation of our financial position as June 30, 2004, the results of our operations for the six month periods ended June 30, 2004 and 2003, the results of our operations for the three month periods ended June 30, 2004 and 2003, and of our cash flows for the six month periods ended June 30, 2004 and 2003 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 3 — Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2004, and the reported amounts of revenues and expenses for the six month and three month periods ended June 30, 2004 and 2003. Actual results could differ from those estimates. Significant estimates include the valuation of investments in real estate, marketable securities and deferred taxes, and these significant estimates, as well as other estimates and assumptions, which may change in the near term.

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

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), impairment of investments in real estate exists when the carrying amount of the investments exceeds its fair value and is non-recoverable. Fair value of these assets is the amount an asset could be bought or sold in a current transaction between willing parties. Further, FAS 144 defines a component of a company to be the operations that can be clearly distinguished from the rest of the company, and then requires elimination from its continuing operations for those assets held for sale or disposed of. Accordingly, one of the impacts of our adoption of this standard is that revenues and expenses associated with our properties sold on October 1, 2003, are classified as discontinued operations on our Consolidated Statements of Operations for the six months and three months ended June 30, 2003.

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

Cash and cash equivalents

Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. We also maintained cash of approximately $18,000 at June 30, 2004 in a money market account that was not federally insured. Cash of approximately $107,000 is classified as restricted at June 30, 2004 because approximately $51,000 is held in an escrow account of the mortgage lender for the payment of property taxes and insurance and approximately $56,000 is in a separate bank account for security deposits of our residential tenants.

Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of approximately $6,000 at June 30, 2004 for Richton Trail.

Other Assets

As of June 30, 2004, other assets include prepaid expenses of approximately $50,000 and deferred financing costs incurred to obtain and secure mortgage debt financing of approximately $55,000. Other assets are carried at cost, less accumulated amortization.

The deferred financing costs are being amortized over the life of the mortgage loan payable on a straight-line basis. Accumulated amortization related to deferred financing costs as of June 30, 2004 was approximately $4,000.

Revenue Recognition

Revenues from rental property are recognized when due from tenants. Leases are generally for terms of one year or less.

Stock Based Compensation

At June 30, 2004, we had one stock-based employee compensation plan. During the six months ended June 30, 2004, we issued 550,000 common share options and further issued 1,100,000 restricted share grants. In connection with the resignation of an employee in 2004, we cancelled 50,000 restricted share grants under this plan. During the six months ended June 30, 2003, no options or restricted share grants were issued under this plan. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, no stock-based employee compensation cost would be reflected in net loss, as all options granted under the plan would have an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, to stock-based employee compensation.

	For the six month periods ended
	June 30,
	2004	2003
Net loss attributable to Common Shareholders	$(346,883)	$(1,111,995)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	55,733	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(71,483)	—

Pro forma net loss attributable to Common Shareholders	$(362,633)	$(1,111,995)

Net loss attributable to Common Shareholders per Common Share:
Basic and Diluted — as reported	$(0.01)	$(0.24)

Basic and Diluted — pro forma	$(0.01)	$(0.24)

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

At June 30, 2004, we have net operating losses, and at December 31, 2003, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.8 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2023.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, marketable securities and a mortgage loan. The fair values of the financial instruments were not materially different from their carrying or contract values at June 30, 2004.

Segment Disclosure

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as a single segment, which acquires, owns and operates rental real estate. During 2003 we sold our commercial real estate resulting in the revenues and expenses of these properties being classified as discontinued operations for the six months and three months ended June 30, 2003.

Reclassification

As a result of the sale of our commercial properties on October 1, 2003, certain amounts in the June 30, 2003 financial statements have been reclassified to conform to the June 30, 2004 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Note 4 — Marketable Securities

Our investments in marketable securities are available-for-sale, as of June 30, 2004, and represent 10,000 common shares of Stellent, Inc. (“Stellent”) and 100 common shares of Century Realty Trust (“Century”). The Stellent shares were acquired in connection with the sale of certain assets of Stonehaven Technologies on July 10, 2001.

As of June 30, 2004, our marketable securities had a fair market value of approximately $87,000 (based upon the NASDAQ closing quote of $8.54 per share for Stellent and $12.44 per share for Century on June 30, 2004). We recorded an unrealized loss on marketable securities during 2004 of approximately $14,000, resulting in a balance of approximately $48,000 in shareholders’ equity for unrealized gain on marketable securities.

The NASDAQ closing quote on August 2, 2004 was $7.15 per common share of Stellent and $12.75 per common share of Century.

Note 5 — Pro Forma Consolidated Financial Information

The following pro forma condensed consolidated financial information presented below is as if the disposition of our 92.9% general partnership interest in our commercial properties (closed October 1, 2003) and the acquisition of the Richton Trail Apartments (closed July 1, 2003) had occurred on January 1, 2003. The pro forma financial information is not necessarily indicative of the results, which actually would have occurred if the disposition and acquisition had been consummated on January 1, 2003, nor does the pro forma information purport to represent the results of operations for future periods. As of June 30, 2003, all revenues and expenses associated with the commercial properties have been recorded as discontinued operations.

For the six months ended
June 30, 2003
Pro forma total revenue	$305,000
Pro forma loss from continuing operations	$(605,000)
Pro forma loss attributable to Common Shareholders	$(605,000)
Pro forma loss per Common Share: Basic and Diluted	$(0.02)

Note 6 — Mortgage Loan Payable

The mortgage loan payable secured by our residential real estate property has a balance at June 30, 2004 of approximately $2.8 million at a fixed interest rate of 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule.

Note 7 — Equity

During the first quarter of 2004, 935 preferred shares were converted to 3,224 common shares, at a conversion rate of 3.448 common shares for each preferred share. No other preferred shares were converted through June 30, 2004.

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

Effective March 4, 2004, we agreed to issue 250,000 restricted common shares to our landlord in connection with office space and related services for the twelve months ended March 4, 2004.

Effective June 15, 2004, we issued a total of 200,000 restricted common shares and 100,000 common share options at a price of $0.18 per share to our four independent trustees, who are not executive officers of Paragon, as part of their compensation for serving on Paragon’s board and committees. The market value of the restricted common shares on the date of grant was $36,000. The options vest ratably over three years after issuance and expire after five years from the date of issuance.

Subsequent to June 30, 2004, effective July 19, 2004, we issued a total of 1.0 million restricted common shares to a new officer of the Company. The initial grant of 500,000 restricted shares will vest half of the shares in four years and the second half in five years. Additional grants of 125,000 restricted common shares will be made annually for the next four years beginning on the anniversary date of his employment with vesting effective four years after each grant date.

Note 8 — Discontinued Operations

On October 1, 2003 we sold our 92.9% general partnership interest in our commercial properties. The results of operations for these properties are presented in the accompanying Consolidated Statement of Operations as “Loss from discontinued operations.”

The following is a summary of the loss from discontinued operations of our commercial properties.

	For the six	For the three
	months ended	months ended
	June 30, 2003	June 30, 2003
Revenues	$667,759	$339,211
Operating expenses	(309,772)	(151,319)
Depreciation and amortization	(101,841)	(51,287)
Interest expense	(168,282)	(84,569)
General and administrative	(287,833)	(199,549)
Non-recurring real estate expense	(350,000)	(350,000)

Loss from discontinued operations	$(549,969)	$(497,513)

Note 9 — Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted are computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the six months ended June 30, 2004 and June 30, 2003 were 32,678,378 and 4,665,950, respectively. Common share equivalents of approximately 23.7 million and 31.8 million as of June 30, 2004 and June 30, 2003, respectively, include outstanding convertible preferred shares, warrants, stock options and limited partnership units, and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

	For the six months ended June 30,
	2004	2003
Numerator
Net Loss from continuing operations	$(346,883)	$(562,026)
Discontinued operations:
Discontinued operations, net of tax	—	(549,969)

Net loss available to Common Shareholders	$(346,883)	$(1,111,995)

Denominator
Weighted average Common Shares outstanding at June 30, 2004 and June 30, 2003, respectively: Basic and Diluted	32,678,378	4,665,950

Basis and Diluted EPS
Net Loss from continuing operations	$(0.01)	$(0.12)
Discontinued operations:
Discontinued operations, net of tax	—	(0.12)

Net loss available to Common Shareholders — Basic and Diluted	$(0.01)	$(0.24)

Note 10 — Commitments and Contingencies

Liquidity

As of June 30, 2004, our unrestricted cash resources were approximately $2,132,000 and our marketable securities available for sale were approximately $87,000. Our marketable securities primarily represented 10,000 common shares of Stellent. The NASDAQ closing quote on August 2, 2004 was $7.15 per common share of Stellent.

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

We are dependent on our existing cash and Stellent shares to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements. Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we have reduced our material future obligations, which include a mortgage on the apartment complex and the employment contracts for our executive officers. The debt service payment is being funded from the cash flow of the property secured by the mortgage, and the current salary requirements of the employment contracts is only $5,000 per month for each executive officer.

We historically have financed our long-term capital needs, including acquisitions, as follows:

•	Borrowings from new loans;

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.

There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.

Employment Agreements

On July 19, 2004, Jack R. Kuhn joined our executive management team as Sr. Vice President — Chief Property Management & Development Officer responsible for overseeing, managing and directing all property management and development activities. Mr. Kuhn’s annual salary will be $60,000. As a material inducement for Mr. Kuhn, the independent Management, Organization and Compensation Committee approved a restricted share grant of up to 1,000,000 shares. The initial grant of 500,000 restricted shares will vest half of the shares in four years and the second half in five years. Additional grants of 125,000 restricted common shares will be made annually for the next four years beginning on the anniversary date of his employment with vesting effective four years after each grant date.

Legal Proceedings

On April 1, 2004, Steven B. Hoyt, our former chairman, his wife Michelle L. Hoyt, and Duane H. Lund,

our former chief executive officer (the “Plaintiffs”), filed a complaint in the United States District Court for the District of Minnesota, Fourth Division, against Paragon and our stock transfer agent. Plaintiffs allege that we have breached the terms of the voting and stock restriction agreement that Messrs. Hoyt and Lund signed in March 2003, by hindering the sale of the Plaintiffs’ Paragon shares. Plaintiffs seek a ruling entitling them to sell their shares in the open market and more than $75,000 in damages. Although we cannot predict the outcome of the suit, we believe that the Plaintiffs’ claims are without merit and intend to vigorously defend ourselves.

Note 11 — Related Party Transactions

Management Fees of Commercial Properties

We maintained a property management agreement with Hoyt Properties, Inc. (“Hoyt Properties”), an entity controlled by Steven B. Hoyt, our former Chairman of the Board, which served as property manager of the commercial properties previously owned by us. In connection with the agreement, Hoyt Properties managed the day-to-day operations of properties owned by us and received a management fee for this service. Management fees paid to Hoyt Properties were approximately $32,000 for the six months ended June 30, 2003. On October 1, 2003 we sold our four commercial properties managed by Hoyt Properties. As a result, these management fees are included in discontinued operations.

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

Mr. Mastandrea also owns two companies that provide services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees included for the six months ended June 30, 2004 were approximately $14,000. Reimbursement, at cost, for the payroll related costs paid and accrued for the six months ended June 30, 2004 was approximately $33,000. As Paragon acquires more properties, we intend to use local third party management companies until we are able to provide management services internally for our properties.

Rental Expense

During the six months ended June 30, 2003, we recognized rental expense of approximately $8,000 related to office space leased from Hoyt Properties.

Medical Insurance Reimbursement

Paragon reimburses MDC Realty Corp. for medical insurance, at cost, for one of its executive officers. The amount paid or accrued for the six months ended June 30, 2004 was approximately $3,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company that primarily acquires, owns and operates multi-family residential properties. As of June 30, 2004, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units. Hampton Court Associates (“Hampton Court”) owns the remaining 99.0% interest in Paragon Real Estate, LP. We are the sole general partner of Paragon Real Estate, LP and Hampton Court is the limited partner. Hampton Court’s ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each unit redeemable after July 1, 2007 for cash, or, at our option, 22.881 of our common shares.

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

In February 2000, former management of Paragon purchased a software technology company. As a result of the operations of the technology company commencing in 2000, Paragon did not meet the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In July 2001, former management sold the software technology company, and continued marketing the software product until 2002, when operations of our technology segment were discontinued. Although Paragon is no longer a REIT for federal tax purposes, we can elect REIT status effective for 2005.

Forward-Looking Information

The following is a discussion of our results of operations for the six month and three month periods ended June 30, 2004 and 2003 and financial condition, including

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003.

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the six month period ended June 30, 2004, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

This report on Form 10-QSB contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), identifying and acquiring properties at acceptable prices, changes in the economic conditions affecting industries which employ tenants residing in our property, leasing unoccupied units or re-leasing occupied units upon expiration of leases in accordance with our projections, changes in prevailing interest rates, the cost or general availability of equity and debt financing, unanticipated costs associated with the acquisition and integration of our acquisitions, obtaining adequate insurance for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Comparison of the Six Month Period Ended June 30, 2004 and 2003

Revenues from Continuing Operations

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the operating partnership that held our four commercial real estate properties, rental revenues and interest and other revenue related to these properties were reclassified to discontinued operations for the six month period ended June 30, 2003. Richton Trail, which we acquired on July 1, 2003, is included in continuing operations.

Rental revenue of approximately $296,000 for the six month period ended June 30, 2004 was comprised entirely of Richton Trail, acquired on July 1, 2003, compared to $0 for the six month period ended June 30, 2003 when it was not part of our portfolio.

Interest and other revenue increased by approximately $24,000 to approximately $27,000 for the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003. The increase is primarily due to the increase in cash and cash equivalents between the periods, as a result of the sale of our Minnesota properties on October 1, 2003 and the refinance of the Richton Trail mortgage on October 31, 2003.

Expenses from Continuing Operations

Total expenses increased from approximately $608,000 for the six month period ended June 30, 2003 to $751,000 for the six month period ended June 30, 2004, a net increase of $143,000 described below.

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the four commercial Minnesota properties, property taxes and insurance, depreciation and amortization, interest and management fees related to these properties were reclassified to discontinued operations. Richton Trail, which we acquired on July 1, 2003, is included in continuing operations, as follows:

•	Property, operating and maintenance — $100,000

•	Property taxes and insurance — $47,000

•	Depreciation and amortization — $43,000

•	Interest — $83,000

•	Management fees — $14,000

General and administrative expenses decreased from approximately $599,000 for the six month period ended June 30, 2003 to approximately $464,000 for the six month period ended June 30, 2004. The decrease was primarily the result of reduced compensation and related costs of approximately $172,000 representing non-cash severance costs incurred in 2003, net of increased costs in 2004 including approximately $56,000 of non-cash costs paid through the issuance of restricted shares. These reduced compensation costs were offset, in part, by increased travel and other costs of approximately $19,000 related to the pursuit of new deals and increased rent costs of approximately $24,000 representing non-cash costs paid through the issuance of restricted shares.

Loss from operations before minority interest

As a result of the above, loss from operations before loss allocated to minority interest decreased from approximately $605,000 for the six month period ended June 30, 2003 to approximately $428,000 for the six month period ended June 30, 2004.

Loss allocated to minority interest

Loss allocated to minority interests increased from approximately $43,000 for the six month period ended June 30, 2003 to approximately $81,000 for the six month period ended June 30, 2004 primarily as a result of the July 2003 acquisition of our partnership interest in Richton Trail offset, in part, by the October 2003 sale of our partnership interest in our commercial properties.

Loss from continuing operations

Loss from continuing operations decreased from approximately $562,000 for the six month period ended June 30, 2003 to approximately $347,000 for the six month period ended June 31, 2004.

Discontinued operations

Loss from discontinued operations of approximately $0 and $550,000 for the six month periods ended June 30, 2004 and 2003, respectively, were a result of the October 2003 sale of our partnership interest in our commercial properties.

Net loss available to Common Shareholders

Based on the above, the net loss available to Common Shareholders decreased from approximately $1,112,000 for the six month period ended June 30, 2003 to $347,000 for the six month period ended June 30, 2004.

Comparison of the Three Month Period Ended June 30, 2004 and 2003

Revenues from Continuing Operations

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the operating partnership that held our four commercial real estate properties, rental revenues and interest and other revenue related to these properties were reclassified to discontinued operations for the three month period ended June 30, 2003. Richton Trail, which we acquired on July 1, 2003, is included in continuing operations for 2004.

Rental revenue of approximately $145,000 for the three month period ended June 30, 2004 was comprised entirely of Richton Trail, acquired on July 1, 2003, compared to $0 for the three month period ended June 30, 2003 when it was not part of our portfolio.

Interest and other revenue increased by approximately $8,000 to approximately $9,000 for the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003. The increase is primarily due to the increase in cash and cash equivalents between the periods, as a result of the sale of our Minnesota properties on October 1, 2003 and the refinance of the Richton Trail mortgage on October 31, 2003.

Expenses from Continuing Operations

Total expenses decreased from approximately $403,000 for the three month period ended June 30, 2003 to $362,000 for the three month period ended June 30, 2004, a net decrease of $41,000 described below.

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the four commercial Minnesota properties, property taxes and insurance, depreciation and amortization, interest and management fees related to these properties were reclassified to discontinued operations. Richton Trail, which we acquired on July 1, 2003, is included in continuing operations, as follows:

•	Property, operating and maintenance — $44,000

•	Property taxes and insurance — $23,000

•	Depreciation and amortization — $22,000

•	Interest — $41,000

•	Management fees — $7,000

General and administrative expenses decreased from approximately $399,000 for the three month period ended June 30, 2003 to approximately $225,000 for the three month period ended June 30, 2004. The decrease was primarily the result of reduced compensation and related costs of approximately $188,000 representing non-cash severance costs incurred in 2003, net of increased costs in 2004 including approximately $24,000 of non-cash costs paid through the issuance of restricted shares. These reduced compensation costs were offset, in part, by increased travel and other costs of approximately $3,000 related to the pursuit of new deals and increased rent costs of approximately $10,000 representing non-cash costs paid through the issuance of restricted shares.

Loss from operations before minority interest

As a result of the above, loss from operations before income (loss) allocated to minority interest decreased from approximately $402,000 for the three month period ended June 30, 2003 to approximately $208,000 for the three month period ended June 30, 2004.

Income (loss) allocated to minority interest

Income (loss) allocated to minority interests changed from approximately $33,000 of loss allocated for the three month period ended June 30, 2003 to approximately $6,000 of income allocated for the three month period ended June 30, 2004 primarily as a result of the July 2003 acquisition of our partnership interest in Richton Trail offset, in part, by the October 2003 sale of our partnership interest in our commercial properties.

Loss from continuing operations

Loss from continuing operations decreased from approximately $369,000 for the three month period ended June 30, 2003 to approximately $213,000 for the three month period ended June 30, 2004.

Discontinued operations

Loss from discontinued operations of approximately $0 and $498,000 for the three month periods ended June 30, 2004 and 2003, respectively, were a result of the October 2003 sale of our partnership interest in our commercial properties.

Net loss available to Common Shareholders

Based on the above, the net loss available to Common Shareholders decreased from approximately $867,000 for the three month period ended June 30, 2003 to $213,000 for the three month period ended June 30, 2004.

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

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. As of June 30, 2004, we have net operating losses and at December 31, 2003, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.8 million. While these losses created a deferred tax asset of approximately $4.9 million, a valuation allowance of $4.9 million was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2023.

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

Cash Flows

As of June 30, 2004, our unrestricted cash resources were approximately $2,132,000 and our marketable securities available for sale were approximately $87,000, comprised primarily of 10,000 common shares of Stellent. The NASDAQ closing quote on August 2, 2004 was $7.15 per common share of Stellent. We are dependent on our existing cash resources and Stellent shares to meet our liquidity needs because cash from operations are not sufficient to meet our operating requirements.

During the six month period ended June 30, 2004, we utilized cash for (i) our continuing operations of approximately $52,000, net of the refund of a deposit of $250,000 on a development site in February 2004; (ii) additions to real estate properties of approximately $8,000; (iii) purchase of marketable securities of approximately $1,000; and (iv) payments on the mortgage loan payable of approximately $25,000. As a result, our cash balance decreased by approximately $86,000 from approximately $2,219,000 at December 31, 2003 to approximately $2,132,000 at June 30, 2004.

Future Obligations

Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we reduced our material future obligations at June 30, 2004 compared to June 30, 2003, which include the mortgage on the apartment complex and the employment contracts for our executive officers.

•	The mortgage is being paid by the cash flow from Richton Trail. The property has been well maintained and managed, and has had historical occupancy in the range of 95% to 100% even prior to our ownership. So long as Richton Trail maintains approximately 84% occupancy, it will generate the cash flow needed to pay its current expenses and the mortgage debt service. We intend to keep the property as close to 100% occupancy as possible and do not foresee any market conditions that would show a decline in occupancy or rents during the coming year. Also, no major improvements are planned at the property through December 31, 2004.

•	As of June 30, 2004, we had three executive officers, and a fourth executive officer joined our management team on July 19th. Each of the four employment contracts for our executive officers has a salary requirement of only $60,000 per year, plus medical benefits which are being paid for only one of the three executive officers, in an effort to conserve cash. The Company has the benefit of four highly qualified executives in the real estate industry, each with previous experience with a publicly traded company, for salaries that are well below market levels. As the Company grows and appreciates in value, our executive officers expect to share in the growth of the Company, along with our other shareholders, because each executive has a significant number of common shares, and to earn higher levels of compensation.

Employment Agreement

On July 19, 2004, Jack R. Kuhn joined our executive management team as Sr. Vice President – Chief Property Management & Development Officer responsible for overseeing, managing and directing all property management and development activities. As a material inducement for Mr. Kuhn, the independent Management, Organization and Compensation Committee approved a restricted share grant of up to 1,000,000 shares. The initial grant of 500,000 restricted shares will vest half of the shares in four years and the second half in five years. Additional grants of 125,000 restricted common shares will be made annually for the next four years beginning on the anniversary date of his employment with vesting effective four years after each grant date.

Long Term Liquidity and Operating Strategies

We historically have financed our long-term capital needs, including acquisitions, as follows:

•	Borrowings from new loans:

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.

During the first half of 2003, we put into place a new management team and shareholders elected five new Trustees. Paragon has developed a value-added business plan that is primarily focused on acquiring well located, under-performing multi-family residential properties and repositioning them through renovation, leasing, improved management, and branding. This strategy, while unique to public companies, is common among private companies on both a local and limited regional basis. Paragon’s investments will be in properties, portfolios and companies with value-added programs. Paragon intends to raise equity through joint venture structures to be used for property and portfolio acquisitions, and use tax-deferred operating partnership units, convertible into a separate class of common shares, for acquisitions of companies. Failure to obtain external sources of capital or to find sellers willing to exchange their properties for tax-deferred partnership units will materially and adversely affect our strategy and will materially and adversely affect our operations, liquidity and financial results. Paragon’s investment advantages, compared to private companies, include our potential ability to access capital and to offer sellers a tax-deferred exit alternative to exchange their properties for partnership units with opportunities for both liquidity and share appreciation. Our cash resources are sufficient to meet our current overhead for approximately two years while identifying and reviewing potential acquisitions.

Current Tax Status

At June 30, 2004, we have net operating losses, and at December 31, 2003, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.8 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2023. We will be eligible to re-elect REIT status on January 1, 2005.

We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Interest Rates and Inflation

For the past several years, interest rates have declined, and many financial experts and economists have predicted that interest rates reached bottom in 2003. Lower interest rates have led to higher selling prices for established real estate properties, the type that we intend to buy. Purchasers of properties have been able to place a larger amount of debt on their acquisitions because the lower interest rates have lowered the monthly mortgage payments. Interest rates have started to increase during 2004, which should lead to slightly lower prices for real estate properties and to higher borrowing rates. The interactions between an increase in interest rates and a decrease in selling prices of properties cannot be measured with any certainty. Paragon continues to pursue its value-added business plan during 2004. The economics of transactions, including price, current cash flow, existing debt, cost of new funds for acquiring the properties, and potential for increased value, will be reviewed very closely prior to making any acquisitions.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004, the date of this report, James M. Mastandrea, our Chief Executive Officer and John J. Dee, our Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of June 30, 2004, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to June 30, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 1, 2004, Steven B. Hoyt, our former chairman, his wife Michelle L. Hoyt, and Duane H. Lund, our former chief executive officer (the “Plaintiffs”), filed a complaint in the United States District Court for the District of Minnesota, Fourth Division, against Paragon and our stock transfer agent. Plaintiffs allege that we have breached the terms of the voting and stock restriction agreement that Messrs. Hoyt and Lund signed in March 2003, by hindering the sale of the Plaintiffs’ Paragon shares. Plaintiffs seek a ruling entitling them to sell their shares in the open market and more than $75,000 in damages. Although we cannot predict the outcome of the suit, we believe that the Plaintiffs’ claims are without merit and intend to vigorously defend ourselves.

ITEM 2. CHANGES IN SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective June 15, 2004, we issued a total of 200,000 restricted common shares and a total of 100,000 common share options exercisable at a price of $0.18 per share to our four independent trustees, who are not executive officers of Paragon, as part of their compensation for serving on Paragon’s board and committees. We believe these issuances of restricted common shares and common share options to be exempt from registration under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our shareholders at our annual meeting on June 14, 2004:

Description of each matter
voted on at meeting:

Proposal 1	Election of the following Trustees:
John J. Dee and Paul T. Lambert

Proposal 2	Restatement of 1998 Share Option Plan

     Results of vote(1):

Proposal 1:	John J. Dee	Combined

	For	32,163,340
	Withheld	371,854
	Individual shareholder non-votes	1,442,449

Proposal 1:	Paul T. Lambert	Combined

	For	32,161,083
	Withheld	374,111
	Individual shareholder non-votes	1,442,449

Proposal 2		Combined

	For	24,979,940
	Against and Abstentions	1,119,741
	Broker non-votes	6,435,513
	Individual shareholder non-votes	1,442,449

     (1) Results of vote are based on combined basis of Common and Preferred Shares.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description
31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 — Chief Financial Officer
32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports On Form 8-K

During the three month period ended June 30, 2004 and through August 3, 2004 we filed one current report on Form 8-K dated July 22, 2004. The Form 8-K reported that we had filed Articles Supplementary to the Declaration of Trust with the State of Maryland, electing to become subject to Sections 3-804(c) and 3-805 of Maryland General Corporation Law. Section 3-804(c) provides for the Board of Trustees to fill any vacancies on the board resulting from an increase in its size or from the death, resignation, or removal of a trustee for the remaining term of the trustee. Section 3-805 specifies that a written request of a majority of votes entitled to be cast at a meeting is required for a special meeting of the shareholders.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

	By:	/s/ James C. Mastandrea

Date: August 3, 2004		James C. Mastandrea Chief Executive Officer

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

	By:	/s/ John J. Dee
Date: August 3, 2004		John J. Dee
Chief Financial Officer