Form 10QSB
period 2004-09-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2004-11-12
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number:

0-25074

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
1240 Huron Road, Suite 301, Cleveland, OH	44115
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: 216-430-2700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐

As of November 4, 2004, 33,440,615 shares of the issuer’s common shares were outstanding, including 2,859,765 common shares held in treasury.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheet – September 30, 2004 (unaudited)	Page - 2 -

Consolidated Statements of Operations – Nine months ended September 30, 2004 and September 30, 2003 (unaudited)	Page - 3 -

Consolidated Statements of Operations – Three months ended September 30, 2004 and September 30, 2003 (unaudited)	Page - 4 -

Consolidated Statements of Cash Flows – Nine months ended September 30, 2004 and September 30, 2003 (unaudited)	Page - 5 -

Notes to Consolidated Financial Statements (unaudited)	Page - 7 -

Item 2. Management’s Discussion and Analysis or Plan of Operation	Page - 15 -

Item 3. Controls and Procedures	Page - 23 -

Part II. Other Information

Item 1. Legal Proceedings	Page - 24 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page - 24 -

Item 3. Defaults upon Senior Securities	Page - 24 -

Item 4. Submission of Matters to a Vote of Security Holders	Page - 24 -

Item 5. Other Information	Page - 24 -

Item 6. Exhibits	Page - 24 -

Signatures	Page - 25 -
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification

EX - 31.1 Section 302 Certification of Chief Executive Officer
EX - 31.2 Section 302 Certification of Chief Financial Officer
EX - 32.1 CEO/CFO Under 906 of Sarbanes-Oxley Act

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Consolidated Balance Sheet
September 30, 2004
(unaudited)

Assets
Investments in real estate:
Land	$797,682
Buildings and improvements	3,197,409
Furniture, fixtures and equipment	16,406

4,011,497
Accumulated depreciation and amortization	(101,101)

Net investments in real estate	3,910,396
Cash and cash equivalents	1,946,913
Marketable securities	78,328
Restricted cash	123,052
Accounts receivable, net	10,392
Other assets, net	84,193

Total Assets	$6,153,274

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loan payable	$2,775,535
Accounts payable and accrued expenses	190,522
Security deposits	56,524

Total liabilities	3,022,581

Minority interest in consolidated subsidiary	2,174,339

Commitments and Contingencies

Shareholders’ equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 278,455 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,785
Common Shares – $0.01 par value, 100,000,000 authorized; 33,440,615 shares issued and outstanding	334,406
Additional paid-in capital	28,369,536
Accumulated other comprehensive income, net unrealized gain on marketable securities	39,652
Accumulated deficit	(24,332,690)
Treasury stock, at cost, 2,859,765 shares	(800,735)
Unearned compensation and trustees’ fees	(2,656,600)

Total shareholders’ equity	956,354

Total Liabilities and Shareholders’ Equity	$6,153,274

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Consolidated Statements of Operations
(unaudited)

	For the nine months ended September 30,
	2004	2003
Revenues
Rental revenue	$455,741	$144,408
Interest and other	38,511	7,570

Total revenues	494,252	151,978

Expenses
Property, operating and maintenance	158,694	33,014
Property taxes and insurance	70,738	23,195
Depreciation and amortization	65,006	35,812
Interest	124,912	27,975
General and administrative	717,386	754,027
Management fees	20,094	6,175

Total expenses	1,156,830	880,198

Loss from operations before loss allocated to minority interest	(662,578)	(728,220)
Loss allocated to minority interest	75,158	41,445

Loss from operations	(587,420)	(686,775)
Gain on sale of marketable securities	—	105,421

Loss from continuing operations	(587,420)	(581,354)
Discontinued operations:
Loss from discontinued operations	—	(495,158)

Net loss available to Common Shareholders	$(587,420)	$(1,076,512)

Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.02)	$(0.08)

Weighted average number of Common Shares outstanding: Basic and Diluted	32,899,490	13,669,351

Comprehensive loss:
Net loss	$(587,420)	$(1,076,512)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(22,048)	32,800

Comprehensive loss	$(609,468)	$(1,043,712)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Consolidated Statements of Operations
(unaudited)

	For the three months ended September 30,
	2004	2003
Revenues
Rental revenue	$160,130	$144,408
Interest and other	11,054	4,347

Total revenues	171,184	148,755

Expenses
Property, operating and maintenance	58,511	33,014
Property taxes and insurance	24,033	23,195
Depreciation and amortization	21,997	26,743
Interest	41,760	27,975
General and administrative	253,024	155,277
Management fees	6,537	6,175

Total expenses	405,862	272,379

Loss from operations before loss allocated to minority interest	(234,678)	(123,624)
Income allocated to minority interest	(5,859)	(1,125)

Loss from operations	(240,537)	(124,749)
Gain on sale of marketable securities	—	105,421

Loss from continuing operations:	(240,537)	(19,328)
Discontinued operations:
Income from discontinued operations of commercial properties	—	54,811

Net (loss) income available to Common Shareholders	$(240,537)	$35,483

Net loss available to Common Shareholders per Common Share: Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of Common Shares outstanding: Basic and Diluted	33,342,790	31,382,566

Comprehensive income (loss):
Net (loss) income	$(240,537)	$35,483
Other comprehensive loss:
Unrealized loss on marketable securities	(8,316)	(6,000)

Comprehensive (loss) income	$(248,853)	$29,483

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(587,420)	$(1,076,512)
Adjustments to reconcile net loss to net cash used in continuing operations:
Discontinued operations of commercial properties, net of tax	—	495,158
Compensation costs and trustees fees incurred through the issuance of shares	91,371	300,000
Rent expense incurred through the issuance of restricted shares	51,500	—
Depreciation and amortization	65,006	35,812
Loss allocated to minority interest	(75,158)	(41,445)
Gain on sale of marketable securities	—	(105,421)
Net change in assets and liabilities:
Accounts receivable, net	(581)	(7,528)
Restricted cash	(25,970)	(42,682)
Other assets, net	280,700	12,591
Accounts payable and accrued expenses	(15,491)	216,768
Rents received in advance and security deposits	2,316	55,289

Net cash used in continuing operations	(213,727)	(157,970)

Cash flows from investing activities:
Acquisition and additions to real estate properties	(20,258)	(86,818)
Sale (purchase) of marketable securities	(1,175)	199,171

Net cash (used in) from investing activities	(21,433)	112,353

Cash flows from financing activities:
Payments on mortgage loans and notes payable	(36,601)	(7,059)
Deferred financing costs paid	—	(23,970)

Net cash used in financing activities	(36,601)	(31,029)

Net cash used in discontinued operations	—	(469,405)

Net decrease in cash and cash equivalents	(271,761)	(546,051)
Cash and cash equivalents
Beginning of period	2,218,674	1,029,265

End of period	$1,946,913	$483,214

Consolidated Statements of Cash Flows is continued on the next page.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Supplemental information to Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2004	2003
Interest paid	$124,912	$251,900

Supplemental schedule of non-cash investing and financing activities:
The following assets and liabilities were assumed in connection with the acquisition of Richton Trail Apartments:
Acquisition of residential real estate	$—	$(3,986,409)
Additions to real estate	—	(1,277)
Mortgage note payable	—	1,544,258
Minority interest	—	2,356,610

Acquisition and additions to real estate properties	$—	$(86,818)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Organization

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company which primarily acquires, owns and operates multi-family residential real estate properties. As of September 30, 2004, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units. Hampton Court Associates (“Hampton Court”) owns the remaining 99.0% interest in Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court, which is the only limited partner. Hampton Court’s ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each unit redeemable after July 1, 2007 for cash, or, at our option, 22.881 of our common shares.

Note 2 – Basis of Presentation

We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items, except for discontinued operations of our technology segment and the discontinued operations of our commercial properties) necessary for a fair presentation of our financial position as September 30, 2004, the results of our operations for the nine month periods ended September 30, 2004 and 2003, the results of our operations for the three month periods ended September 30, 2004 and 2003, and of our cash flows for the nine month periods ended September 30, 2004 and 2003 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2004, and the reported amounts of revenues and expenses for the nine month and three month periods ended September 30, 2004 and 2003. Actual results could differ from those estimates. Significant estimates include the valuation of investments in real estate, marketable securities and deferred taxes, and these significant estimates, as well as other estimates and assumptions, which may change in the near term.

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

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), impairment of investments in real estate exists when the carrying amount of the investments exceeds its fair value and is non-recoverable. Fair value of these assets is the amount an asset could be bought or sold in a current transaction between willing parties. Further, FAS 144 defines a component of a company to be the operations that can be clearly distinguished from the rest of the company, and then requires elimination from its continuing operations for those assets held for sale or disposed of. Accordingly, one of the impacts of our adoption of this standard is that revenues and expenses associated with our properties sold on October 1, 2003, are classified as discontinued operations on our Consolidated Statements of Operations for the nine months and three months ended September 30, 2003.

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

Cash and cash equivalents

Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. We also maintained cash of approximately $18,000 at September 30, 2004 in a money market account that was not federally insured. Cash of approximately $123,000 is classified as restricted at September 30, 2004 because approximately $66,000 is held in an escrow account of the mortgage lender for the payment of property taxes and insurance and approximately $57,000 is in a separate bank account for security deposits of our residential tenants.

Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of approximately $23,000 at September 30, 2004 for Richton Trail.

Other Assets

As of September 30, 2004, other assets include prepaid expenses of approximately $35,000 and deferred financing costs incurred to obtain and secure mortgage debt financing of approximately $55,000. Other assets are carried at cost, less accumulated amortization.

The deferred financing costs are being amortized over the life of the mortgage loan payable on a straight-line basis. Accumulated amortization related to deferred financing costs as of September 30, 2004 was approximately $5,000.

Revenue Recognition

Revenues from rental property are recognized when due from tenants. Leases are generally for terms of one year or less.

Stock Based Compensation

At September 30, 2004, we had one stock-based employee compensation plan. During the nine months ended September 30, 2004, we issued 550,000 common share options and further issued 1,600,000 restricted share grants. In connection with the resignation of an employee in 2004, we cancelled 50,000 restricted share grants under this plan. During the nine months ended September 30, 2003, no options or restricted share grants were issued under this plan. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, no stock-based employee compensation cost would be reflected in net loss, as all options granted under the plan would have an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, to stock-based employee compensation.

	For the nine month periods ended
	September 30,
	2004	2003
Net loss attributable to Common Shareholders	$(587,420)	$(1,076,512)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	91,371	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(119,496)	32,000

Pro forma net loss attributable to Common Shareholders	$(615,545)	$(1,044,512)

Net loss attributable to Common Shareholders per Common Share:
Basic and Diluted – as reported	$(0.02)	$(0.08)

Basic and Diluted – pro forma	$(0.02)	$(0.08)

Income Taxes

Because the Company is no longer a Real Estate Investment Trust (“REIT”) for federal income tax purposes, we now account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. While we would be eligible to re-elect REIT status on January 1, 2005, we are continuing to evaluate our tax status to take advantage of our tax loss carryforwards.

At September 30, 2004, we have net operating losses, and at December 31, 2003, we had net operating losses totaling approximately $10.2 million and capital losses of approximately $0.7 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2023.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, marketable securities and a mortgage loan. The fair values of the financial instruments were not materially different from their carrying or contract values at September 30, 2004.

Segment Disclosure

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as a single segment, which acquires, owns and operates rental real estate. During 2003 we sold our commercial real estate resulting in the revenues and expenses of these properties being classified as discontinued operations for the nine months and three months ended September 30, 2003.

Reclassification

As a result of the sale of our commercial properties on October 1, 2003, certain amounts in the September 30, 2003 financial statements have been reclassified to conform to the September 30, 2004 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Note 4 – Marketable Securities

Our investments in marketable securities are available-for-sale, as of September 30, 2004, and represent 10,000 common shares of Stellent, Inc. (“Stellent”) and 100 common shares of Century Realty Trust (“Century”).

As of September 30, 2004, our marketable securities had a fair market value of approximately $78,000 (based upon the NASDAQ closing quote of $7.71 per share for Stellent and $12.28 per share for Century on September 30, 2004). We recorded an unrealized loss on marketable securities during 2004 of approximately $22,000, resulting in a balance of approximately $40,000 in shareholders’ equity for unrealized gain on marketable securities.

The NASDAQ closing quote on November 4, 2004 was $6.99 per common share of Stellent and $15.02 per common share of Century.

Note 5 – Pro Forma Consolidated Financial Information

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

For the nine months ended
September 30, 2003
Pro forma total revenue	$453,000
Pro forma loss from continuing operations	$(612,000)
Pro forma loss attributable to Common Shareholders	$(612,000)
Pro forma loss per Common Share: Basic and Diluted	$(0.02)

Note 6 – Mortgage Loan Payable

The mortgage loan payable secured by our residential real estate property has a balance at September 30, 2004 of approximately $2.8 million at a fixed interest rate of 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule.

Note 7 – Equity

During the first quarter of 2004, 935 preferred shares were converted to 3,224 common shares, at a conversion rate of 3.448 common shares for each preferred share. No other preferred shares were converted through September 30, 2004.

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

Effective March 4, 2004, 250,000 restricted common shares are issuable to our landlord in connection with office space and related services for the twelve months ended March 4, 2004.

Effective June 15, 2004, we issued a total of 200,000 restricted common shares and 100,000 common share options at a price of $0.18 per share to our four independent trustees, who are not executive officers of Paragon, as part of their compensation for serving on Paragon’s board and committees. The market value of the restricted common shares on the date of grant was $36,000. The options vest one year after issuance and expire 90 days after leaving Paragon’s board.

Effective July 19, 2004, we committed to issue a total of 1.0 million restricted common shares to a new officer of the Company. The initial grant of 500,000 restricted shares will vest half of the shares in four years and the second half in five years. Additional grants of 125,000 restricted common shares will be made annually for the next four years beginning on the anniversary date of his employment with vesting effective four years after each grant date.

Note 8 – Discontinued Operations

On October 1, 2003 we sold our 92.9% general partnership interest in our commercial properties. The results of operations for these properties are presented in the accompanying Consolidated Statement of Operations as “Loss from discontinued operations.”

The following is a summary of the (loss) income from discontinued operations of our commercial properties.

	For the	For the
	nine months ended	three months ended
	September 30, 2003	September 30, 2003
Revenues	$1,004,632	$336,873
Operating expenses	(435,068)	(125,296)
Depreciation and amortization	(157,735)	(55,894)
Interest expense	(251,900)	(83,618)
General and administrative	(305,087)	(17,254)
Non-recurring real estate expense	(350,000)	—

(Loss) income from discontinued operations	$(495,158)	$54,811

Note 9 – Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted are computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the nine months ended September 30, 2004 and September 30, 2003 were 32,899,490 and 13,669,351, respectively. Common share equivalents of approximately 23.7 million and 23.3 million as of September 30, 2004 and September 30, 2003, respectively, include outstanding convertible preferred shares, warrants, stock options and limited partnership units, and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

	For the nine months ended September 30,
	2004	2003
Numerator
Net loss from continuing operations	$(587,420)	$(581,354)
Discontinued operations:
Discontinued operations, net of tax	—	(495,158)

Net loss available to Common Shareholders	$(587,420)	$(1,076,512)

Denominator
Weighted average Common Shares outstanding at September 30, 2004 and September 30, 2003, respectively: Basic and Diluted	32,899,490	13,669,351

Basis and Diluted EPS
Net loss from continuing operations	$(0.02)	$(0.04)
Discontinued operations:
Discontinued operations, net of tax	—	(0.04)

Net loss available to Common Shareholders - Basic and Diluted	$(0.02)	$(0.08)

For the quarter ended September 30, 2003, Net income per weighted Common Share outstanding – diluted would have included common share equivalents of 23.3 million, which would not have had a material effect on reported Net income available to Common Shareholders – diluted of $0.00 per share.

Note 10 – Commitments and Contingencies

Liquidity

As of September 30, 2004, our unrestricted cash resources were approximately $1,947,000 and our marketable securities available for sale were approximately $78,000. Our marketable securities primarily represented 10,000 common shares of Stellent. The NASDAQ closing quote on November 4, 2004 was $6.99 per common share of Stellent.

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

Employment Agreements

On July 19, 2004, Jack R. Kuhn joined our executive management team as Sr. Vice President – Chief Property Management & Development Officer responsible for overseeing, managing and directing all property management and development activities. Mr. Kuhn’s annual salary is $60,000. As a material inducement for Mr. Kuhn, the independent Management, Organization and Compensation Committee approved a restricted share grant of up to 1.0 million shares. The initial grant of 500,000 restricted shares will vest half of the shares in four years and the second half in five years. Additional grants of 125,000 restricted common shares will be made annually for the next four years beginning on the anniversary date of his employment with vesting effective four years after each grant date.

Legal Proceedings

On April 1, 2004, Steven B. Hoyt, our former chairman, his wife Michelle L. Hoyt, and Duane H. Lund, our former chief executive officer (the “Plaintiffs”), filed a complaint in the United States District Court for the District of Minnesota, Fourth Division, against Paragon and our stock transfer agent. Plaintiffs alleged that we have breached the terms of the voting and stock restriction agreement that Messrs. Hoyt and Lund signed in March 2003, by hindering the sale of the Plaintiffs’ Paragon shares. In October 2004, we and the Plaintiffs signed an agreement allowing the Plaintiffs to sell their Paragon shares without restrictive legends being attached to the shares and without a limit on the number of shares to be sold. Shares owned by the Plaintiffs are required to be voted for proxy proposals presented by the Company through June 30, 2005.

Note 11 – Related Party Transactions

Management Fees of Commercial Properties

We maintained a property management agreement with Hoyt Properties, Inc. (“Hoyt Properties”), an entity controlled by Steven B. Hoyt, our former Chairman of the Board, which served as property manager of the commercial properties previously owned by us. In connection with the agreement, Hoyt Properties managed the day-to-day operations of properties owned by us and received a management fee for this service. Management fees paid to Hoyt Properties were approximately $49,000 for the nine months ended September 30, 2003. On October 1, 2003 we sold our four commercial properties managed by Hoyt Properties. As a result, these management fees are included in discontinued operations.

Richton Trail Acquisition and Management Fees

Effective July 1, 2003, we closed the acquisition of our residential apartment complex, Richton Trail, following approval by our shareholders of the transaction on June 30, 2003. Our operating partnership, Paragon Real Estate, LP, acquired the residential complex along with the associated mortgage from Hampton Court Associates, LP (“Hampton Court”), a partnership controlled by James C. Mastandrea, its general partner and our Chairman, Chief Executive Officer and President. In consideration for transferring Richton Trail, Hampton Court received 813,938 restricted limited partnership units of Paragon Real Estate, LP. Each unit is redeemable after four years for cash, or, at our option, 22.881 of our common shares.

Mr. Mastandrea also owns two companies that provide services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees included for the nine months ended September 30, 2004 were approximately $20,000. Reimbursement, at cost, for the payroll related costs paid and accrued for the nine months ended September 30, 2004 was approximately $49,000. As Paragon acquires more properties, we intend to use local third party management companies until we are able to provide management services internally for our properties.

Rental Expense

During the nine months ended September 30, 2003, we recognized rental expense of approximately $8,000 related to office space leased from Hoyt Properties.

Medical Insurance Reimbursement

Paragon reimburses MDC Realty Corp. for medical insurance, at cost, for one of its executive officers. The amount paid or accrued for the nine months ended September 30, 2004 was approximately $4,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company that primarily acquires, owns and operates multi-family residential properties. As of September 30, 2004, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units. Hampton Court Associates (“Hampton Court”) owns the remaining 99.0% interest in Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for the minority interest for Hampton Court, which is the only limited partner. Hampton Court’s ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each unit redeemable after July 1, 2007 for cash, or, at our option, 22.881 of our common shares.

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

In February 2000, former management of Paragon purchased a software technology company. As a result of the operations of the technology company commencing in 2000, Paragon did not meet the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In July 2001, former management sold the software technology company, and continued marketing the software product until 2002, when operations of our technology segment were discontinued. Although Paragon is no longer a REIT for federal tax purposes, we can elect REIT status effective for 2005. We are continuing to evaluate our tax status to take advantage of our tax loss carryforwards.

Forward-Looking Information

The following is a discussion of our results of operations for the nine month and three month periods ended September 30, 2004 and 2003 and financial condition, including

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003.

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the nine month period ended September 30, 2004, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

This report on Form 10-QSB contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and may involve known and unknown risks,

uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in the economic conditions affecting industries which employ tenants residing in our property, leasing unoccupied units or re-leasing occupied units upon expiration of leases in accordance with our projections, changes in prevailing interest rates, the cost or general availability of equity and debt financing, identifying and acquiring properties at acceptable prices, unanticipated costs associated with the acquisition and integration of our acquisitions, obtaining adequate insurance for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Comparison of the Nine Month Periods Ended September 30, 2004 and 2003

Revenues from Continuing Operations

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the operating partnership that held our four commercial real estate properties, rental revenues and interest and other revenue related to these properties were reclassified to discontinued operations for the nine month period ended September 30, 2003. Continuing operations include Richton Trail, acquired on July 1, 2003, for only three months of the nine month period ending September 30, 2003, and for all nine months in the nine month period ended September 30, 2004.

Rental revenue of approximately $456,000 and $144,000 for the nine month periods ended September 30, 2004 and September 30, 2003, respectively, was comprised entirely of Richton Trail revenue. Acquired on July 1, 2003, Richton Trail revenue is included for only three months of the nine months ended September 30, 2003.

Interest and other revenue increased by approximately $31,000 to approximately $39,000 for the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003. The increase is primarily due to the increase in cash and cash equivalents between the periods, as a result of the sale of the four commercial properties on October 1, 2003 and the refinance of the Richton Trail mortgage on October 31, 2003.

Expenses from Continuing Operations

Total expenses increased from approximately $880,000 for the nine month period ended September 30, 2003 to $1,157,000 for the nine month period ended September 30, 2004, a net increase of $277,000 described below.

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the four commercial properties costs representing property taxes and insurance, depreciation and amortization, interest and management fees related to these properties were reclassified to discontinued operations for the nine month period ended September 30, 2003.

Richton Trail, which we acquired on July 1, 2003, is included in continuing operations for the entire nine month period ended September 30, 2004 and for three months of the nine month period ended September 30, 2003. The related expenses are as follows:

	Nine months ended September 30,
	2004	2003	Increase (decrease)
Richton Trail
Property, operating and maintenance	$159,000	$33,000	$126,000
Property taxes and insurance	71,000	23,000	48,000
Depreciation and amortization	65,000	36,000	29,000
Interest	125,000	28,000	97,000
Management fees	20,000	6,000	14,000

Totals for Richton Trail	440,000	126,000	314,000

General and administrative	717,000	754,000	(37,000)

Total expenses	$1,157,000	$880,000	$277,000

The increases in expenses shown above, except for general and administrative explained in the following paragraph, are mainly due to nine months of Richton Trail operations in 2004 compared to only three months in 2003.

General and administrative expenses decreased from approximately $754,000 for the nine month period ended September 30, 2003 to approximately $717,000 for the nine month period ended September 30, 2004. The decrease of approximately $37,000 was primarily the result of reduced compensation and related costs of approximately $119,000 representing non-cash severance costs incurred in 2003, net of increased costs in 2004 including approximately $91,000 of non-cash costs paid through the issuance of restricted shares. These reduced compensation costs were offset, in part, by an increase of approximately $71,000 in legal costs related to litigation with former management.

Loss from operations before minority interest

As a result of the above, the loss from operations before loss allocated to minority interest decreased from approximately $728,000 for the nine month period ended September 30, 2003 to approximately $663,000 for the nine month period ended September 30, 2004.

Loss allocated to minority interest

Loss allocated to minority interests increased from approximately $41,000 for the nine month period ended September 30, 2003 to approximately $75,000 for the nine month period ended September 30, 2004 primarily as a result of the July 2003 acquisition of our partnership interest in Richton Trail offset, in part, by the October 2003 sale of our partnership interest in our commercial properties.

Loss from continuing operations

Loss from continuing operations decreased from approximately $687,000 for the nine month period ended September 30, 2003 to approximately $587,000 for the nine month period ended September 30, 2004.

Gain on sale of marketable securities

The gain on sale of marketable securities of approximately $105,000 for the nine month period ended September 30, 2003 was the result of our sale of 25,000 shares of Stellent common stock at an average price of $7.97 per share.

Discontinued operations

As a result of the October 2003 sale of our partnership interest in our commercial properties, the loss from discontinued operations for the nine month period ended September 30, 2003 was $495,000 and $0 for the nine month period ended September 30, 2004.

Net loss available to Common Shareholders

Based on the above, the Net loss available to Common Shareholders decreased from approximately $1,077,000 for the nine month period ended September 30, 2003 to $587,000 for the nine month period ended September 30, 2004.

Comparison of the Three Month Periods Ended September 30, 2004 and 2003

Revenues from Continuing Operations

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the operating partnership that held our four commercial real estate properties, rental revenues and interest and other revenue related to these properties were reclassified to discontinued operations for the three month period ended September 30, 2003. Richton Trail, which we acquired on July 1, 2003, is included in continuing operations for the three month periods ended September 30, 2003 and September 30, 2004.

Rental revenue of approximately $160,000 for the three month period ended September 30, 2004 was comprised entirely of Richton Trail, acquired on July 1, 2003. This is compared to approximately $144,000 for the three month period ended September 30, 2003.

Interest and other revenue increased by approximately $7,000 to approximately $11,000 for the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003. The increase is primarily due to the increase in cash and cash equivalents between the periods, as a result of the sale of the four commercial properties on October 1, 2003 and the refinance of the Richton Trail mortgage on October 31, 2003.

Expenses from Continuing Operations

Total expenses increased from approximately $272,000 for the three month period ended September 30, 2003 to $406,000 for the three month period ended September 30, 2004, a net increase of $134,000.

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the four commercial properties, property taxes and insurance, depreciation and amortization, interest and management fees related to these properties were reclassified to discontinued operations. Richton Trail, which we acquired on July 1, 2003, is included in continuing operations, as follows:

	Three months ended September 30,
	2004	2003	Increase (decrease)
Richton Trail
Property, operating and maintenance	$59,000	$33,000	$26,000
Property taxes and insurance	24,000	23,000	1,000
Depreciation and amortization	22,000	27,000	(5,000)
Interest	42,000	28,000	14,000
Management fees	6,000	6,000	—

Totals for Richton Trail	153,000	117,000	36,000

General and administrative	253,000	155,000	98,000

Total expenses	$406,000	$272,000	$134,000

Property operating and maintenance expenses increased by approximately $26,000 from the three months of September 30, 2003 compared to the same period of 2004. Increased utility expenses and bad debt expense were the majority of the higher property expenses.

Interest expense increased by approximately $14,000 from the three months ended September, 2003 compared to the same period of 2004 due to the refinance of the Richton Trail mortgage on October 31, 2003. The mortgage loan increased from approximately $1.5 million to $2.8 million and was offset, in part, by a lower interest rate of 5.87% compared to the prior rate of 7.25%.

General and administrative expenses increased from approximately $155,000 for the three month period ended September 30, 2003 to approximately $253,000 for the three month period ended September 30, 2004. The increase of approximately $98,000 was the result of increased compensation and related costs of approximately $29,000, including approximately $36,000 of non-cash costs paid through the issuance of restricted shares, and an increase of approximately $40,000 in legal and other professional costs of which the majority was related to litigation with former management.

Loss from operations before minority interest

As a result of the above, loss from operations before loss allocated to minority interest increased from approximately $124,000 for the three month period ended September 30, 2003 to approximately $235,000 for the three month period ended September 30, 2004.

Loss (income) allocated to minority interest

Loss (income) allocated to minority interests changed from approximately $1,000 of income allocated for the three month period ended September 30, 2003 to approximately $6,000 of income allocated for the three month period ended September 30, 2004 primarily as a result of the different allocation methods for the July 2003 acquisition of our partnership interest in Richton Trail compared to our partnership interest in our commercial properties that were sold October 1, 2003.

Gain on sale of marketable securities

The gain on sale of marketable securities of approximately $105,000 for the three month period ended September 30, 2003 was the result of our sale of 25,000 shares of Stellent common stock at an average price of $7.97 per share.

Loss from continuing operations

Loss from continuing operations increased from approximately $19,000 for the three month period ended September 30, 2003 to approximately $241,000 for the three month period ended September 30, 2004.

Income (loss) from discontinued operations

Income from discontinued operations of approximately $55,000 for the three month period ended September 30, 2003, was the result of the October 2003 sale of our partnership interest in our commercial properties. There was no activity in discontinued operations for the three month period ended September 30, 2004.

Net (loss) income available to Common Shareholders

Based on the above, the net amount available to Common Shareholders changed from income of approximately $35,000 for the three month period ended September 30, 2003 to loss of approximately $241,000 for the three month period ended September 30, 2004.

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

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. As of September 30, 2004, we have net operating losses and at December 31, 2003, we had net operating losses totaling approximately $10.2 million and capital losses of approximately $0.7 million. While these losses created a deferred tax asset of approximately $4.9 million, a valuation allowance of $4.9 million was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2023.

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

Cash Flows

As of September 30, 2004, our unrestricted cash resources were approximately $1,947,000 and our marketable securities available for sale were approximately $78,000, comprised primarily of 10,000 common shares of Stellent. The NASDAQ closing quote on November 4, 2004 was $6.99 per common share of Stellent. We are dependent on our existing cash resources and Stellent shares to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.

During the nine month period ended September 30, 2004, we utilized cash for (i) our continuing operations of approximately $214,000, net of the refund of a deposit of $250,000 on a development site in February 2004; (ii) additions to real estate properties of approximately $20,000; (iii) purchase of marketable securities of approximately $1,000; and (iv) payments on the mortgage loan payable of approximately $37,000. As a result, our cash balance decreased by approximately $272,000 from approximately $2,219,000 at December 31, 2003 to approximately $1,947,000 at September 30, 2004.

Future Obligations

Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we reduced our material future obligations at September 30, 2004 compared to September 30, 2003, which include the mortgage on the apartment complex and the employment contracts for our executive officers.

•	The mortgage is being paid by the cash flow from Richton Trail. The property has been well maintained and managed, and has had historical occupancy in the range of 95% to 100% even prior to our ownership. So long as Richton Trail maintains approximately 85% occupancy, it will generate the cash flow needed to pay its current expenses and the mortgage debt service. We intend to keep the property as close to 100% occupancy as possible and do not foresee any market conditions that would show a decline in occupancy or rents during the coming year. Also, no major improvements are planned at the property through December 31, 2004.

•	As of September 30, 2004, we had four executive officers. Each of the four employment contracts for our executive officers has a salary requirement of only $60,000 per year, plus medical benefits which are being paid for only one of the executive officers, in an effort to conserve cash. The Company has the benefit of highly qualified executives in the real estate industry, each with previous experience with a publicly traded company, for salaries that are well below market levels. As the Company grows and appreciates in value, our executive officers expect to share in the growth of the Company, along with our other shareholders, because each executive has a significant number of common shares, and to earn higher levels of compensation.

Employment Agreement

On July 19, 2004, Jack R. Kuhn joined our executive management team as Sr. Vice President – Chief Property Management & Development Officer responsible for overseeing, managing and directing all property management and development activities. As a material inducement for Mr. Kuhn, the independent Management, Organization and Compensation Committee approved a restricted share grant of up to 1.0 million shares. The initial grant of 500,000 restricted shares will vest half of the shares in four years and the second half in five years. Additional grants of 125,000 restricted common shares will be made annually for the next four years beginning on the anniversary date of his employment with vesting effective four years after each grant date.

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

Current Tax Status

At September 30, 2004, we have a net operating loss, and at December 31, 2003, we had net operating losses totaling approximately $10.2 million and capital losses of approximately $0.7 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2023. We will be eligible to re-elect REIT status on January 1, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2004, the date of this report, James M. Mastandrea, our Chairman of the Board, Chief Executive Officer and President and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of September 30, 2004, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to September 30, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 1, 2004, Steven B. Hoyt, our former chairman, his wife Michelle L. Hoyt, and Duane H. Lund, our former chief executive officer (the “Plaintiffs”), filed a complaint in the United States District Court for the District of Minnesota, Fourth Division, against Paragon and our stock transfer agent. Plaintiffs alleged that we have breached the terms of the voting and stock restriction agreement that Messrs. Hoyt and Lund signed in March 2003, by hindering the sale of the Plaintiffs’ Paragon shares. In October 2004, we and the Plaintiffs signed an agreement allowing the Plaintiffs to sell their Paragon shares without restrictive legends being attached to the shares and without a limit on the number of shares to be sold. Shares owned by the Plaintiffs are required to be voted for proxy proposals presented by the Company through June 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea

Date: November 8, 2004		James C. Mastandrea
Chief Executive Officer

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee

Date: November 8, 2004		John J. Dee
Chief Financial Officer