Form 10KSB
period 2004-12-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2005-02-28
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[ ].

Registrant’s revenues for its most recent fiscal year: $660,028.

At February 17, 2005, the Registrant had 33,240,615 common shares of beneficial interest (including 2,859,765 shares held in treasury), $0.01 par value, and 278,455 Class A Cumulative Convertible Preferred Shares. The aggregate market value of the voting common and preferred shares held by non-affiliates of the Registrant was approximately $1,603,829 based on the closing price of $0.13 per common share on the American Stock Exchange on February 17, 2005. The aggregate market value of the voting preferred shares was valued as if each of the remaining 117,045 preferred shares held by non-affiliates were converted into 3.448 common shares on February 17, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
2004 ANNUAL REPORT ON FORM 10-KSB

EXHIBITS
     Exhibit 31.1 Section 302 CEO Certificate
     Exhibit 31.2 Section 302 CFO Certificate
     Exhibit 32.1 Section 906 CEO & CFO Certificate

PART I

Item 1. Description of Business

Company Overview

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on acquiring, owning and operating multi-family residential real estate. As of December 31, 2004, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units. Hampton Court Associates owns the remaining 99.0% interest in Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court Associates, which is the only limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.

Paragon is also the sole member of Paragon Housing LLC, which is the general partner of River West Apartments Limited Partnership (“River West”). River West is a single asset entity owning an apartment complex of 30 units. We do not consolidate Paragon Housing LLC with Paragon’s financial statements because we have neither financial nor voting control over the entity. Our exposure is limited to Paragon Housing LLC’s $100 capital contribution in River West, and we and Paragon Housing LLC are not obligated on any of the liabilities of River West.

The Company was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”). We operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999.

In February 2000, former management of the Company purchased a software technology company. As a result of the operations of the technology company commencing in 2000, the Company did not meet the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In July 2001, former management sold the software technology company, but continued marketing the software product. In 2002, the Company discontinued the operations of the technology segment. Although Paragon is no longer a REIT for federal tax purposes, we can elect REIT status effective for 2005. We are continuing to evaluate our tax status to take advantage of our tax loss carryforwards before electing to be a REIT again.

During the first half of 2003, we put into place a new management team and shareholders elected five new Trustees. Paragon has developed a value-added business plan that is primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing complexes, and repositioning them through renovation, leasing, improved management, and branding. This strategy, while unique to public companies, is common among private companies on both a local and limited regional basis. Paragon’s investments will be in properties, portfolios and companies with value-added programs. Paragon intends to raise equity through public and private offerings. We will also use joint venture structures for property and portfolio acquisitions, and tax-deferred operating partnership units for acquisitions of companies. Failure to obtain external sources of capital or to find sellers willing to exchange their properties for tax-deferred partnership units will materially and adversely affect our strategy and our operations, liquidity and financial results.

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

Effective July 1, 2003, we closed the acquisition of our residential apartment complex, Richton Trail, located near Chicago, Illinois. Our operating partnership, Paragon Real Estate, LP, acquired the residential complex along with the associated mortgage from Hampton Court Associates, a partnership controlled by James C. Mastandrea, its general partner and our Chairman, Chief Executive Officer and President. In consideration for transferring Richton Trail, Hampton Court Associates received 813,938 restricted limited partnership units of Paragon Real Estate, LP. Each unit is redeemable after four years for cash, or at our option, 22.881 of our common shares.

Paragon Housing LLC is a limited liability company in which we are the sole member and have a $100 investment. It is the general partner of another unrelated limited partnership owning a residential apartment complex of 30 units, which is not consolidated with our financial statements.

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

The following is a summary of the income from discontinued operations of our commercial properties for the years ended December 31, 2004 and 2003.

	Year ended December 31,
	2004	2003
Revenues	$—	$1,007,813
Operating expenses	—	(444,995)
Depreciation and amortization	—	(157,735)
Interest expense	—	(251,900)
General and administrative	—	(305,087)
Non-recurring real estate expenses	—	(305,970)

Income (loss) from discontinued operations	$—	$(457,874)

Employees

The Company has four full-time employees as of February 17, 2005.

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

Our cash resources are limited.

As of December 31, 2004, our unrestricted cash resources were approximately $1,799,000 and our marketable securities available for sale were approximately $90,000. Our marketable securities represented 10,000 common shares of Stellent, Inc. and 100 shares of Century Realty Trust. The NASDAQ closing quote on February 17, 2005 was $8.30 per common share of Stellent, Inc. and $16.34 per common share of Century Realty Trust. We are dependent on our existing cash resources and our marketable securities to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.

We have a history of losses.

We have reported net losses for each year since our inception. We have an accumulated deficit of approximately $23.7 million as of December 31, 2004. There can be no assurance that we will become profitable in the future.

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

We need additional equity and debt financing to execute our value-added business plan to grow. Additional financing may have unacceptable terms or may not be available at all for reasons relating to:

•	Our limited operating history;

•	Our inability to meet our business plan; and

•	Lenders’ or investors’ view of real estate operating companies with a focus on one segment of real estate or small-capitalized companies.

If adequate financing is not available, we may not be able to acquire additional properties or develop new properties. Failure to obtain this financing will materially and adversely affect our strategy. Any additional capital offerings could dilute our existing shareholders, and we expect that as we grow, our existing shareholders will be diluted significantly.

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

In the past several years, our real estate focus was to acquire and develop office and industrial properties. Richton Trail is a multi-family residential property, a segment of real estate on which we intend to focus. Since the latter part of 2003, we have been actively seeking and reviewing multi-family residential companies, portfolios and properties, including affordable housing complexes, for potential acquisition. We are currently engaged in discussions with potential sellers, but have not entered into any definitive purchase agreements for any of these properties. There can be no assurance that we will be able to enter into a definitive purchase agreement or that we will be able to close a transaction once a definitive purchase agreement is signed. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value a portfolio of the same type of properties as highly as they would value portfolios consisting of diverse properties.

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

Mr. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, is a member and the manager of Paragon Real Estate Development, LLC and John J. Dee, our Chief Financial Officer and a trustee, is also a member of that entity. Of the 696,078 preferred shares issued to Mr. Mastandrea and Mr. Dee under their restricted share agreements, 534,668 preferred shares were converted during 2003, into 12,233,738 common shares and the balance of 161,410 preferred shares remain outstanding. Mr. Mastandrea and Mr. Dee assigned their common and preferred shares to Paragon Real Estate Development, LLC. Mr. Mastandrea also purchased 25,000 common shares on the open market in 2004. In addition, Hampton Court Associates owns 813,938 units in Paragon Real Estate, LP, which may be converted into cash, or at our option, 18,623,715 common shares at any time after July 1, 2007. Mr. Mastandrea is the general partner of Hampton Court Associates and owns directly or indirectly 325,575 of these units, which may be converted into 7,449,481 common shares or cash, at our discretion. If Mr. Mastandrea caused Hampton Court Associates to redeem all of the limited partnership units in Paragon Real Estate, LP, and we elected to convert such units into common shares, and if the preferred shares held by Paragon Real Estate Development, LLC were converted into common shares, then including the other common shares held by Paragon Real Estate Development, LLC, and if all exercisable options were exercised, Mr. Mastandrea would own or have the right to vote approximately 74.8% of our common shares. Consequently, he would have the ability to approve some matters requiring the vote of shareholders which may result in corporate action with which you do not agree.

Mr. Mastandrea has the right to appoint a majority of our board of trustees.

Under restricted share agreements, Mr. Mastandrea will have the right to appoint five trustees to our board as long as Paragon Real Estate Development, LLC owns either:

•	a majority of the preferred shares; or

•	40% or more of the sum of the restricted shares issued to Mr. Mastandrea and Mr. Dee and the common shares issued to them upon conversion of their restricted preferred shares into restricted common shares.

Even if these conditions are not met, Mr. Mastandrea’s appointment right will continue until March 4, 2013; provided that if Mr. Mastandrea remains as our Chairman or Chief Executive Officer on that date, the right to appoint five trustees will continue until the time Mr. Mastandrea is no longer our Chairman or Chief Executive Officer. Although Mr. Mastandrea has not exercised this right in the election of trustees, he may exercise it any time in the future.

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

The loss of professionals, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our operating results. Among the key professionals on whom we depend, and whose loss could have a material adverse effect on our business, are Mr. Mastandrea, Mr. Dee and Mr. Jack Kuhn our Sr. Vice President — Chief Property Management & Development Officer. We believe that personal relationships with potential investors, lenders and sellers of real estate properties and projects are an important component of our business plan. These relationships depend in part upon the individual employees who represent us. We will face competition for experienced real estate professionals. We cannot assure you that losses of key personnel due to competition or otherwise will not occur.

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

The possibility of future terrorist attacks has caused increases in the cost of premiums for insurance coverage. Furthermore, in light of recently-adopted securities laws and regulations and the additional responsibility given to audit committees as a result, we may experience increased costs in our directors and officers liability insurance premiums and fees for auditors and other independent third parties hired by the audit committee to fulfill its expanded responsibilities.

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

We may not be able to meet the American Stock Exchange’s continued listing qualifications.

While our common shares are currently listed on the American Stock Exchange, we may not be able to meet the American Stock Exchange’s continued listing qualifications in the future and we received a letter on December 1, 2004 from the American Stock Exchange notifying the Company that we are not in compliance with continued listing requirements of the exchange. Specifically, we are not in compliance due to shareholders’ equity of less than $2.0 million and losses from continuing operations and net losses in the three most recent years, as well as shareholders’ equity of less than $4.0 million and losses from continuing operations and net losses in the four most recent years.

We submitted a plan to the exchange proposing actions we will take within 12 months to bring the Company into compliance with the exchange’s listing standards. In February 2005, the exchange determined that Paragon’s plan makes a reasonable demonstration for the Company to regain compliance with the exchange’s listing standards by December 2, 2005, the end of the plan period. If the Company is not in compliance with the listing standards at the end of the plan period, or does not make progress consistent with the plan, Paragon’s common shares would be subject to delisting proceedings. Even though the Company has fallen below the listing standards of the exchange, the exchange is continuing Paragon’s listing on an extension.

In addition, our common shares are thinly traded and trading volumes fluctuate significantly.

The average trading volume for the year ended December 31, 2004 was approximately 40,000 common shares per day. As a result, investors may have difficulty selling our common shares at generally prevailing prices.

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

Pursuant to our declaration of trust, our board of trustees has the authority to fix the rights, preferences, privileges and restrictions, including voting rights, of unissued shares and to issue those shares without any further vote or action by the shareholders. The rights of the holders of our common shares will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred shares that may be issued in the future.

Item 2. Description of Property

As of December 31, 2004, we owned one residential apartment complex, Richton Trail, consisting of 12 three-story apartment buildings containing a total 72 units, which we acquired on July 1, 2003. The apartment buildings were built in 1978, 1979 and 1982, were refurbished in the late 1980’s and again in the 1990’s. They are situated in a suburb of Chicago on 3.21 acres, or 139,884 square feet, of land. Each building has its own parking lot and contains six apartment units, with a combined total of 60 two-bedroom apartments and 12 one-bedroom apartments.

Richton Trail contains 56,040 square feet of net rentable area and 74,196 square feet of above grade gross building area. The property has generated rental revenue of approximately $609,000 in 2004, and for the year ended December 31, 2004, 99.0% of the property, or in excess of 71 units, were rented. Tenants’ lease obligations are generally on a year-to-year basis. Richton Trail must maintain approximately 81% of the apartments rented in order to achieve the necessary cash flow to operate the property with its current expenses and liabilities. We currently have no plans for any significant improvements at Richton Trail because the property has been maintained in the past and it is at or near full occupancy.

Paragon Real Estate, LP, an operating partnership of which we are sole general partner and own a 1.0% interest, owns Richton Trail. Hampton Court Associates owns the remaining 99.0% interest of Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court Associates, which is the only limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.

Paragon is also the sole member of Paragon Housing LLC, which is the general partner of River West Apartments Limited Partnership (“River West”). River West is a single asset entity owning an apartment complex of 30 units. We do not consolidate Paragon Housing LLC with Paragon’s financial statements because we do not have sufficient equity at risk for Paragon Housing LLC to finance its activities without additional subordinated financial support. Our exposure is limited to

Paragon Housing LLC’s $100 capital contribution in River West, and we and Paragon Housing LLC are not obligated on any of the liabilities of River West.

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

Investments in Real Estate Depreciation and Insurance Coverages

Depreciation expense on our apartment buildings is computed using the straight line method based on a useful life of 40 years.

We believe we have adequate insurance coverage for our real estate property.

Mortgage Loan

Richton Trail has a mortgage loan with an independent lender. The mortgage loan had an original balance of $2.8 million with a fixed interest rate of 5.87% for a term of 10 years. The monthly principal and interest payments are approximately $18,000, based on a 25-year amortization schedule. The balance due at maturity in 2013 will be approximately $2.1 million. The mortgage loan payable was approximately $2,763,000 as of December 31, 2004.

Item 3. Legal Proceedings

In the normal course of business, we may be involved in legal actions arising from the ownership and administration of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity. We are not currently involved in any legal actions.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common shares began trading on the American Stock Exchange on October 28, 1999 under the symbol “RPP.” On June 30, 2003 we changed our name to “Paragon Real Estate Equity and Investment Trust.” As a result of our name change our common shares now trade under the new symbol “PRG” on the American Stock Exchange. As discussed above under “Risk Factors,” we received a letter from the American Stock Exchange notifying the Company that it is not in compliance with continued listing requirements of the exchange. In February 2005, we received another letter from the exchange in which it determined that Paragon’s plan submitted to the exchange in December 2004, makes a reasonable demonstration for the Company to be in compliance by December 2, 2005, the end of the plan period. Even though the Company has fallen below the exchange’s listing standards, the exchange is presently continuing Paragon’s listing on an extension.

Our Class A Preferred Shares began trading on the American Stock Exchange on October 28, 1999 under the symbol “RPP.A.” In May 2003, we offered preferred shareholders a one-time incentive to exchange preferred shares into common shares, which expired June 30, 2003. Through that exchange offer, preferred shareholders exchanged 1,174,120 of the preferred shares, or nearly 81%, for 26,865,042 common shares. After the exchange offer was completed, the remaining preferred shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on the American Stock Exchange, as set forth in the American Stock Exchange’s Company Guide. This requirement was disclosed in the proxy statement as well as our intent not to seek another trading market for the preferred shares. The exchange suspended trading of the preferred shares and the Securities and Exchange Commission removed the preferred shares from listing and registration in accordance with Section 12 of the Securities and Exchange Act of 1934. Preferred shareholders retain the right to convert each of their shares for 3.448 common shares. The preferred shares are now on the Over the Counter Market with the symbol “PRGYP.”

The table below shows the range of the high and low sale prices for our common shares as reported on the American Stock Exchange. The quotations shown represent interdealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

	High	Low
2004
4th Quarter	$0.20	$0.06
3rd Quarter	$0.24	$0.11
2nd Quarter	$0.22	$0.12
1st Quarter	$0.37	$0.18

2003
4th Quarter	$0.34	$0.18
3rd Quarter	$0.39	$0.19
2nd Quarter	$0.39	$0.13
1st Quarter	$0.20	$0.11

On February 17, 2005, the last reported sales price of our common shares on the American Stock Exchange was $0.13. The number of holders of record of our common shares was approximately 300 as of February 17, 2005 and we estimate we have approximately 1,200 beneficial holders of common interests as of that same date.

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

Preferred Share Conversions

No preferred shares were converted during the fourth quarter of 2004.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

Paragon Real Estate Equity and Investment Trust, (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company that primarily acquires, owns and operates multi-family residential properties. As of December 31, 2004, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units. Hampton Court Associates owns the remaining 99.0% interest in Paragon Real Estate, LP. We are the sole general partner of Paragon Real Estate, LP and Hampton Court Associates is the limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each unit redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.

Paragon is also the sole member of Paragon Housing LLC, which is the general partner of River West Apartments Limited Partnership (“River West”). River West is a single asset entity owning an apartment complex of 30 units. We do not consolidate Paragon Housing LLC with Paragon’s financial statements because we do not have sufficient equity at risk for Paragon Housing LLC to finance its activities without additional subordinated financial support. Our exposure is limited to Paragon Housing LLC’s $100 capital contribution in River West, and we and Paragon Housing LLC are not obligated on any of the liabilities of River West.

Brief History

The Company was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”). We operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999.

In February 2000, former management of the Company purchased a software technology company. As a result of the operations of the technology company commencing in 2000, the Company did not meet the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In July 2001, former management sold the software technology company, but continued marketing the software product. In 2002, the Company discontinued the operations of the technology segment. Although Paragon is no longer a REIT for federal tax purposes, we can elect REIT status effective for 2005. We are continuing to evaluate our tax status to take advantage of our tax loss carryforwards before electing to be a REIT again.

Recent Developments in 2004 and Executive Overview

On March 4, 2003, James C. Mastandrea and John J. Dee signed exclusive employment agreements with the Company, and were joined by Jack R. Kuhn in July 2004. Mr. Mastandrea is our Chairman, Chief Executive Officer and President and Mr. Dee is our Chief Financial Officer, Senior Vice President and a trustee. Mr. Kuhn is our Sr. Vice President — Chief Property Management and Development Officer, responsible for overseeing, managing and directing all property management and development activities. At the June 30, 2003 annual meeting, shareholders approved several proxy proposals to reposition the Company, of which the most significant were the following:

(1)	A one-time incentive exchange offer to holders of our preferred shares to exchange each preferred share for 22.881 common shares, and elimination of the preferred share dividend to conserve cash for operations and acquisitions;

(2)	The July 1, 2003 acquisition of Richton Trail, a suburban Chicago apartment complex owned by a partnership of which Mr. Mastandrea is the general partner, for 813,938 restricted limited partnership units of Paragon Real Estate, LP, convertible after four years into cash, or at our option, common shares at the rate of one partnership unit for 22.881 common shares.

(3)	The October 1, 2003 sale of our four commercial properties located in Minnesota to former members of management for cash of approximately $801,000 plus $318,000 released from mortgage related restrictions and the return of 2,859,765 of our common shares; and

(4)	The election of five trustees, resulting in the board of trustees being comprised of four independent trustees and two trustees who are also executive officers.

Due to the sale of our four commercial properties, the revenues and expenses of those properties were reclassified as discontinued operations for 2003.

Our management team and board of trustees have formulated a value-added business strategy focused on acquiring well located, underperforming multi-family residential properties and repositioning them through renovation, leasing, improved management and branding. During 2004 and the latter part of 2003, management has been pursuing this strategy by actively seeking and reviewing of multi-family residential companies, portfolios and properties, including affordable housing complexes. While we made offers to some of the sellers, low interest rates for debt financing have had the effect of increasing sale prices for these types of properties and we did not enter into any definitive purchase agreements in 2004. Additionally in December 2004, we formed Paragon Housing LLC, a limited liability company in which we are the sole member and have a $100 investment. Paragon Housing LLC is the general partner of another unrelated limited partnership owning a residential apartment complex of 30 units, which is qualified under Section 42 of the Internal Revenue Code to receive low income housing tax credits. We are currently engaged in discussions with potential sellers, but have not entered into any definitive purchase agreements for any of these properties. There can be no assurance that we will be able to enter into a definitive purchase agreement or that we will be able to close a transaction once a definitive purchase agreement is signed. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value a portfolio of the same type of properties as highly as they would value portfolios consisting of diverse properties.

Forward-Looking Information

The following is a discussion of our results of operations for the years ended December 31, 2004 and 2003 and financial condition, including

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2004 compared to the year ended December 31, 2003.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the year ended December 31, 2004, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

This section contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate” or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in these forward-looking statements are based on reasonable assumptions when they are made, we can give no assurance that these expectations, estimates and projections can be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in the economic conditions affecting industries which employ tenants residing in our property, our failure to lease unoccupied units or to re-lease occupied units upon expiration of leases in accordance with the our projections, changes in prevailing interest rates, the cost or general availability of equity and debt financing, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, and potential liability under environmental or other laws. Please see the section “Risk Factors” on previous pages for other factors which could affect our Company.

Comparison of the years ended December 31, 2004 and 2003

Revenues from Continuing Operations

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the operating partnership that held our four commercial real estate properties, rental revenues and interest income and other income related to these properties were reclassified to discontinued operations for the year ended December 31, 2003. Richton Trail, which we acquired on July 1, 2003, is included in continuing operations.

Rental revenue of approximately $609,000 for the year ended December 31, 2004 represents twelve months revenue for Richton Trail and the rental revenue of approximately $288,000 for the year ended December 31, 2003 represents only six months revenue for Richton Trail, which was acquired on July 1, 2003.

Interest income and other income increased by approximately $32,000 or 166.7% to approximately $51,000 for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase is primarily due to the increase in cash and cash equivalents, as a result of the disposition of the commercial properties and the refinancing of Richton Trail in the fourth quarter of 2003.

Expenses from Continuing Operations

Total expenses increased from approximately $1,223,000 for the year ended December 31, 2003 to approximately $1,558,000 for the year ended December 31, 2004, a net increase of $335,000 as described below.

As a result of the October 1, 2003 sale of our 92.9% general partnership interest in the four commercial Minnesota properties, property taxes and insurance, depreciation and amortization, interest and management fees related to these properties were reclassified to discontinued operations. Richton Trail, which we acquired on July 1, 2003, is included in continuing operations, as follows:

	Years ended December 31,		Increase
Richton Trail	2004	2003	(decrease)
Property, operating and maintenance	$218,000	$88,000	$130,000
Property taxes and insurance	101,000	48,000	53,000
Depreciation and amortization	87,000	57,000	30,000
Interest	166,000	66,000	100,000
Management fees	28,000	13,000	15,000

Totals Richton Trail	600,000	272,000	328,000

General and administrative	958,000	951,000	7,000

Total Expenses	$1,558,000	$1,223,000	$335,000

The increases in expenses shown above, except for general and administrative explained in the following paragraph, are mainly due to twelve months of Richton Trail operations in 2004 compared to only six months in 2003. Other differences between the full year 2004 and annualized 2003 include an increase of approximately $34,000 in interest expense due to the refinancing of Richton Trail, an increase of approximately $11,000 in legal costs related to collections and evictions, and an increase in utilities due to the seasonal nature of heating costs of approximately $10,000.

General and administrative expenses increased from approximately $951,000 for the year ended December 31, 2003 to approximately $958,000 for the year ended December 31, 2004. The increase of approximately $7,000 was the result of an increase of approximately $81,000 in legal costs related to litigation with former management and legal costs related to the pursuit of new deals. In addition we had increased travel costs related to the pursuit of new deals of approximately $32,000 and increased rent costs of approximately $14,000. The rent is a non-cash cost paid through the issuance of restricted shares. The increased costs were partially offset by decreased compensation and related costs of approximately $89,000 representing non-cash severance costs incurred in 2003, net of increased costs in 2004 including approximately $118,000 of non-cash costs paid through the issuance of restricted shares. Other lower costs include reduced director and officer liability insurance and other insurance costs of approximately $13,000, and reduced public company mailing and related costs of approximately $18,000.

General and administrative costs represent approximately 61% of total costs. General and administrative costs are a large percent of total costs because we have only one property and continue to actively seek and review potential acquisitions to build our portfolio.

Loss from operations before minority interests

As a result of the above, loss from operations before minority interests decreased from approximately $917,000 for the year ended December 31, 2003 to approximately $898,000 for the year ended December 31, 2004.

Loss allocated to minority interests

Loss allocated to minority interests decreased from approximately $149,000 for the year ended December 31, 2003 to approximately $82,000 for the year ended December 31, 2004, primarily as a result of the October 2003 sale of our partnership interest in our commercial properties offset, and in part, by the July 2003 acquisition of our partnership interest in Richton Trail.

Loss from operations

As a result of the above, loss from operations increased from approximately $768,000 for the year ended December 31, 2003 to approximately $816,000 for the year ended December 31, 2004.

Gain on sale of marketable securities

The gain on sale of marketable securities of approximately $136,000 for the year ended December 31, 2003 was a result of our sale of 30,000 common shares of Stellent, Inc. at an average price of $8.30 per share.

Loss from continuing operations

Loss from continuing operations increased from approximately $632,000 for the year ended December 31, 2003 to approximately $816,000 for the year ended December 31, 2004.

Discontinued operations

Loss from discontinued operations of our commercial properties, net of tax, was approximately $0 and

$458,000 for the years ended December 31, 2004 and 2003, respectively. The loss in 2003 included $350,000 representing tenant improvements, leasing commission and professional fees spent on the commercial properties prior to their sale without an increase in proceeds. The discontinued operations were a result of the sale of our 92.9% general partnership interest in the four commercial properties on October 1, 2003. Current management did not consider these properties, comprised of small office/industrial facilities, to be core assets for the new value-added business plan. Therefore, the commercial properties were sold to raise cash for short term operations and for future acquisitions.

As a result of the sale of our commercial properties on October 1, 2003, we received cash of approximately $801,000, and approximately $318,000 of additional cash was released from mortgage related restrictions and made available for operations.

Net loss attributable to Common Shareholders

Based on the above, the net loss attributable to common shareholders decreased from approximately $1,090,000 for the year ended December 31, 2003 to approximately $816,000 for the year ended December 31, 2004.

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

Impairment of Long-Lived Assets

We recognize an impairment loss on a real estate asset if the asset’s carrying amount exceeds its fair value and is non-recoverable. First, to determine if impairment may exist, we review our properties and identify those, if any, which have had either an event of change or event of circumstances warranting further assessment of recoverability. Next, we estimate the fair value of those properties on an individual basis through either independent appraisals or by capitalizing the expected net operating income. These amounts are then compared to the property’s depreciated cost to determine whether an impairment exists. We compute the expected net operating income using certain estimates and assumptions for revenues and expenses. As a result, these estimates and assumptions impact the amount of impairment loss that we recognize. In 2003, we recognized a provision for loss on the four commercial properties of $350,000 for tenant improvements, leasing commissions and professional fees spent on the properties prior to their sale without an increase in proceeds.

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

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2004, we have net operating losses totaling approximately $11.0 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset of approximately $4.9 million, a valuation allowance of $4.9 million was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2024.

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

Cash Flows

As of December 31, 2004, our unrestricted cash resources were approximately $1,799,000 and our marketable securities available for sale were approximately $90,000, comprised of 10,000 common shares of Stellent, Inc. and 100 shares of Century Realty Trust. The NASDAQ closing quote on February 17, 2005 was $8.30 per common share of Stellent, Inc. and $16.34 per common share of Century Realty Trust. We are dependent on our existing cash resources and the Stellent, Inc. shares to meet our liquidity needs because cash from operations are not sufficient to meet our operating requirements.

During the year ended December 31, 2004, the Company’s cash balance decreased by approximately $419,000 from approximately $2,219,000 at December 31, 2003 to approximately $1,799,000 at December 31, 2004. Cash was used primarily for (i) continuing operations of approximately $344,000 which included the receipt of a deposit on a development site of $250,000, (ii) improvements to real estate properties of approximately $26,000, and (iii) payments on mortgage loans of approximately $49,000.

Cash used for continuing operations is negatively impacted by general and administrative costs that represent approximately 61% of total costs. General and administrative costs are a large percent of total costs because we have only one property and continue to actively seek and review potential acquisitions to build our portfolio.

Future Obligations

Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we have reduced our material future obligations. At December 31, 2004, future obligations include the mortgage on the apartment complex and the employment contracts for our executive officers.

•	The mortgage is being paid by the cash flow from Richton Trail. The property has been well maintained and managed, and has had historical occupancy in the range of 95% to 100% even prior to our ownership. So long as Richton Trail maintains approximately 81% occupancy, it will generate the cash flow needed to pay its current expenses and the mortgage debt service. We intend to keep the property as close to 100% occupancy as possible and do not foresee any market conditions that would show a decline in occupancy or rents during the coming year. Also, no major improvements are planned at the property for next year.

•	Each of the three employment contracts has a salary requirement of only $60,000 per year. The Company has the benefit of three highly qualified executives in the

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

We historically have financed our long term capital needs, including acquisitions, as follows:

•	Borrowings from new loans;

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.

During the first half of 2003, we put into place a new management team and shareholders elected five new Trustees. Paragon has developed a value-added business plan that is primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing complexes, and repositioning them through renovation, leasing, improved management, and branding. This strategy, while unique to public companies, is common among private companies on both a local and limited regional basis. Paragon’s investments will be in properties, portfolios and companies with value-added programs. Paragon intends to raise equity through public and private offerings. We will also use joint venture structures for property and portfolio acquisitions, and tax-deferred operating partnership units, convertible into a separate class of common shares, for acquisitions of companies. Failure to obtain external sources of capital or to find sellers willing to exchange their properties for tax-deferred partnership units will materially and adversely affect our strategy and will materially and adversely affect our operations, liquidity and financial results. Paragon’s investment advantages, compared to private companies, include our potential ability to access capital and to offer sellers a tax-deferred exit alternative to exchange their properties for partnership units with opportunities for both liquidity and share appreciation. Our cash resources are sufficient to meet our current overhead for approximately two years while we identify and pursue potential acquisitions.

Current Tax Status

At December 31, 2004, we have net operating losses of approximately $11.0 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2024.

We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Interest Rates and Inflation

For the past several years, interest rates have declined, and many financial experts and economists have predicted that interest rates reached bottom in 2003. Lower interest rates have led to higher selling prices for established real estate properties, the type that we intend to buy. Purchasers of properties have been able to place a larger amount of debt on their acquisitions because the lower interest rates have lowered the monthly mortgage payments. Interest rates started to increase during 2004, which should lead to slightly lower prices for real estate properties and to higher borrowing rates. The interactions between an increase in interest rates and a decrease in selling prices of properties cannot be measured with any certainty. Paragon will continue to pursue its value-added business plan during 2005. The economics of transactions, including price, current cash flow, existing debt, cost of new funds for acquiring the properties, and potential for increased value, will be reviewed closely prior to making any acquisitions.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8a. Disclosure Controls and Procedures

As of December 31, 2004, the date of this report, James M. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of December 31, 2004, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to December 31, 2004.

Item 8b. Other Information

None.

PART III

Item 9. Trustees and Executive Officers of the Registrant

The names, ages and positions of our trustees and executive officers are as follows:

			Expiration
Name	Age	Position	of Term
James C. Mastandrea	61	President, Chief Executive Officer and Chairman	2006

John J. Dee	53	Senior Vice President, Chief Financial Officer and Trustee	2007

Jack R. Kuhn	57	Sr. Vice President - Chief Property Management & Development Officer	Not applicable

Daryl J. Carter	49	Trustee	2005

Daniel G. DeVos	46	Trustee	2006

Paul T. Lambert	52	Trustee	2007

Michael T. Oliver	61	Trustee	2005

Board of Trustees and Executive Officers

The business experience, principal occupations and employment, as well as the periods of service, of each of our trustees and executive officers during at least the last five years are set forth below.

James C. Mastandrea has served as President and Chairman of the Board of Trustees since March 4, 2003 and as Chief Executive Officer since April 7, 2003. In May 1998, Mr. Mastandrea returned as Chairman and Chief Executive Officer to MDC Realty Corporation, Chicago, Illinois, which he founded in 1978 and had used for the development of over $500 million of real estate projects until 1993. From July 1993 to December 1993, Mr. Mastandrea was President of First Union Real Estate Investments, a NYSE listed real estate investment trust headquartered in Cleveland, Ohio. From January 1994 until his departure in May 1998, he was Chairman of the Board of Trustees and Chief Executive Officer of First Union. During his tenure at First Union, Mr. Mastandrea and his management team substantially grew the assets of the company from $495 million at the beginning of 1994 to $934 million at the end of 1997, along with commensurate growth in net operating income and funds from operations. In 1999, Mr. Mastandrea formed Eagle’s Wings Aviation Corporation, where he served as Chief Executive Officer, to purchase a troubled aviation services business. At the time of the purchase, the business was in default on its debt obligations. Following the September 11, 2001 terrorist attacks, the business was further adversely affected. In March 2002, Eagle’s Wings filed for protection under Chapter 11 of the federal bankruptcy laws. Mr. Mastandrea has been the general partner of Hampton Court Associates, L.P. since its formation in 1983. Mr. Mastandrea is a director of Cleveland State University Foundation Board and Chairman of the nominating committee, and a director and a member of the real estate committee of University Circle Inc., Cleveland, Ohio. He is a member of National Association of Real Estate Investment Trusts (NAREIT), Pension Real Estate Association (PREA), and National Multifamily Housing Association (NMHA).

John J. Dee has served as a trustee and Senior Vice President since March 4, 2003, and as Chief Financial Officer since April 7, 2003. Prior to Mr. Dee’s joining Paragon, from 2002 to 2003, he was Senior Vice President and Chief Financial Officer of MDC Realty Corporation, Cleveland, Ohio, an affiliate of MDC Realty Corporation, Chicago, Illinois. From 2000 to 2002, Mr. Dee was Director of Finance and Administration for Frantz Ward, LLP, Cleveland, Ohio, a Cleveland-based law firm with approximately 100 employees. From 1978 to 2000, Mr. Dee held various management positions with First Union Real Estate Investments (NYSE), most recently as Senior Vice President and Chief Accounting Officer from 1996 to 2000. Mr. Dee is licensed as a CPA (non-practicing) in the State of Ohio.

Jack R. Kuhn joined Paragon as Senior Vice President and Chief Property Management and Development Officer on July 19, 2004. Mr. Kuhn’s responsibilities include overseeing all of Paragon’s property management and development activities. Prior to joining Paragon, from 1985 to June 2004, Mr. Kuhn was an Executive Vice President of Forest City Enterprises (NYSE), and President of Forest City Management. Forest City is a $5 billion diversified real estate development and Management Company located in Cleveland, Ohio, with commercial and residential properties throughout the country. At Forest City, Mr. Kuhn was directly responsible for all of the property management and development properties in 13 states, particularly during Forest City’s substantial growth. Mr. Kuhn is a member of the Urban Land Institute (ULI), Builders Owners and Managers Association (BOMA), International Council of Shopping Centers (ICSC); and a board member of United Way, Shoes for Kids, and Salvation Army.

Daryl J. Carter has served as a trustee since June 30, 2003. Mr. Carter is Co-Chairman and Chief Investment Officer of Capri Capital, Irvine, California, an affiliated company of Charter Mac Mortgage Capital. Capri Capital is a diversified real estate financial services firm that Mr. Carter co-founded in 1992. Capri Capital has $7 billion in assets under management, including investments in commercial mortgages, mezzanine capital, and equity investments in Fannie Mae, Freddie Mac and HUD/FHA programs, along with equity and mezzanine capital investments on behalf of various public, private and labor funds. Mr. Carter serves as a Director of Catellus Development Corporation (NYSE), San Francisco, California, a publicly held real estate investment trust. Mr. Carter is a member of the Pension Real Estate Association (PREA), a Trustee and Vice Chairman of the Urban Land Institute (ULI), a Board Member and Chair of the Finance Committee of the National Multifamily Housing Association (NMHA), and a member of the Commercial Board of Governors of the Mortgage Bankers Association.

Daniel G. DeVos has served as a trustee since March 4, 2003. Mr. DeVos is Chairman of the Board and Chief Executive Officer of DP Fox Ventures, LLC, a diversified management enterprise with investments in real estate, transportation, and sports teams. In addition, Mr. DeVos is the majority owner of the Grand Rapids Rampage (AFL), Grand Rapids Griffins (AHL) and has ownership interests in the Orlando Magic (NBA). Mr. DeVos is a director of Alticor, Inc., the parent of Amway Corporation, located in Ada, Michigan, and the Orlando Magic (NBA). From 1994 to 1998, Mr. DeVos served as a trustee of First Union Real Estate Investments (NYSE).

Paul T. Lambert has served as a trustee since November 1998. Mr. Lambert serves as the Chief Executive Officer of Lambert Capital Corporation. He served on the Board of Directors and was the Chief Operating Officer of First Industrial Realty Trust, Inc. (NYSE) from its initial public offering in October 1994 to the end of 1995. Mr. Lambert was one of the largest contributors to the formation of First Industrial and one of its founding shareholders. Prior to forming First Industrial, Mr. Lambert was managing partner for The Shidler Group, a national private real estate investment company. Prior to joining Shidler, Mr. Lambert was a commercial real estate developer with Dillingham Corporation and, prior to that, was a consultant with The Boston Consulting Group.

Michael T. Oliver has served as a trustee since March 4, 2003. Mr. Oliver is the State Investment Officer of Real Estate and Private Equity Investments of the Alaska State Pension Board of the Alaska State Pension Fund, Juneau, Alaska, a position he has held since August 2000. Prior to joining the Alaska State Pension Board, Mr. Oliver was a consultant from March 1998 to July 2000 to MPAC Capital Markets, Seattle, Washington, and a consultant to several Asian governments concerning laws governing REITs. From April 1996 to March 1998, Mr. Oliver was Chairman of RERC Capital Markets, LLC, Chicago, Illinois. From March 1987 to February 1996, he was Chairman of Heitman/PRA Securities Advisors, Inc. and President of its Real Estate Fund. Prior to March 1987 and since 1967, Mr. Oliver held positions at real estate companies raising capital and making direct investments in real estate, and at investment banking firms analyzing real estate companies and raising capital.

The board of trustees has determined that each of Messrs. Carter, DeVos, Lambert and Oliver do not have a material relationship with Paragon that would interfere with the exercise of independent judgment and are independent as defined by the applicable rules of the American Stock Exchange. Mr. Oliver is the chairman of Paragon’s audit committee and serves as the committee’s financial expert. Mr. Carter is the chairman of the management, organization and compensation committee. All four independent trustees are on the audit committee and the management, organization and compensation committee.

Code of Ethics

On January 14, 2004, our Board of Trustees adopted a code of conduct and ethics that applies to all officers, trustees and employees of Paragon, including our principal executive officer, principal financial officer and principal accounting officer. Upon written request to the Company, we will provide a copy of our Code of Conduct and Ethics without charge.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, trustees and persons who own more that 10% of our common shares to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Trustees and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.

Separate Form 4s filed by Messrs. Mastandrea and Dee, each reporting an award of restricted shares and share options, were not filed on a timely basis. Based solely on review of the copies of the forms furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2004, all other Section 16(a) filing requirements applicable to its officers, trustees and greater than 10% shareholders were complied with in 2004.

Item 10. Executive Compensation

The following table sets forth the compensation paid to our CEO for the years ended December 31, 2004, 2003, and 2002.

Name and Principal				Restricted Stock		Securities Underlying
Position	Year	Salary (1)		Awards		Options

James C. Mastandrea	2004	$60,000		$66,000	(2)	150,000	(3)
Chief Executive Officer,	2003	$49,615	(4)	$1,044,117	(5)	—
President and Chairman	2002	—		—		—

(1)	No bonuses or other compensation were paid for the years ended December 31, 2004, 2003, and 2002.

(2)	Represents 300,000 restricted common shares issued on January 2, 2004. The value per share on the issue date was $0.22 per share. Half of the restricted shares vest in five years or earlier upon Paragon’s share price being equal to or exceeding $1.00 per share for 20 consecutive trading days. The remaining half of the restricted shares vest when funds from operations doubles compared to the four consecutive quarters preceding the grant date, or when Paragon’s share price is 50% higher compared to the average closing price for the five trading days preceding the grant date.

(3)	Options were granted January 2, 2004 at an exercise price of $0.27 per common share, representing 110% of the average of the closing price for the common shares for 10 days preceding the grant date. The options vest one-third on each January 2nd of 2005, 2006, and 2007, and are exercisable until January 2, 2009.

(4)	Amount represents base annual salary of $60,000 for the period from March 4, 2003 through December 31, 2003.

(5)	Represents 348,039 preferred shares issued on June 30, 2003 at a closing price of $3.00 per preferred share. Subsequent to the one-time incentive exchange offer to the preferred shares which concluded on June 30, 2003, the preferred shares were delisted from the American Stock Exchange in September 2003 because the market value of preferred shares held by non-affiliates was below the $1 million requirement of the exchange. Of the 348,039 preferred shares issued to Mr. Mastandrea, 267,334 preferred shares were converted into 6,116,869 common shares on June 30, 2003 and 80,705 preferred shares remain outstanding as of December 31, 2003 and are convertible into 1,846,611 common shares. The total of 7,963,480 common shares had a value of $1,751,966 based on the closing price of $0.22 per share on December 31, 2003.

Options/SAR Grants In Last Fiscal Year

Options for 150,000 common shares were granted on January 2, 2004 to James C. Mastandrea, our Chief Executive Officer and President. One third of the options vest on each January 2nd of 2005, 2006, and 2007. The following table summarizes the terms of the grant.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants

	Number of	% of Total
	Securities	Options/
	Underlying	SARS
	Options/	Granted to	Exercise or
	SARS	Employees	Base	Expiration
Name	Granted	in Fiscal Year	Price ($/Sh)	Date
James C. Mastandrea Chief Executive Officer, President and Chairman	150,000	26.1%	$0.27	1/2/2009

Option/SAR value at Fiscal Year End

The following table summarizes the value of options held by Mr. Mastandrea at December 31, 2004, none of which were “in-the-money.”

Aggregated Option/SAR Exercises in Last Fiscal Year
And FY-End Option/SAR Values

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options/	Options/
	Shares		SAR’s	SAR’s
	Acquired		at FY End	at FY-End
	on	Value	(#)	($)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable
James C. Mastandrea Chief Executive Officer, President and Chairman	—	—	— / 150,000	— / —

Employment Agreements

The employment agreement with the former chief executive officer provided for an annual salary of $150,000. The severance provision of this agreement provided for him to receive 95,541 preferred shares in lieu of a $300,000 severance payment for his resignation. The number of shares issued was based on two times his annual salary with the price of the preferred shares based on the average closing price for the 30 calendar days prior to March 1, 2003. For his services from April 7, 2003 until June 15, 2003, he received compensation based on an annual salary of $60,000.

The employment agreement with James C. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003 and in connection therewith, Mr. Mastandrea was appointed as Chief Executive Officer on April 7, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea.

Effective June 30, 2003, we issued 696,078 preferred shares valued at approximately $2.4 million to Messrs. Mastandrea and Dee pursuant to separate restricted share agreements. On June 30, 2003, 534,668 preferred shares were converted at a factor 22.881 into 12,233,739 common shares. Under the restricted share agreement for each of Mr. Mastandrea and Mr. Dee, the restricted shares vest upon the later of the following dates:

•	the date our gross assets exceed $50.0 million, or

•	50% of the restricted shares will vest on March 4, 2004; 25% of the shares will vest on March 4, 2005, and the remaining 25% of the shares will vest on March 4, 2006.

Compensation of Trustees

Effective October 28, 2003, each trustee who is not an officer of the Company receives a retainer of $5,000 per annum, $500 per meeting for each meeting attended in person, $100 per meeting for each meeting attended via teleconference, 25,000 options as to common shares which are to vest one year after issuance and to expire 90 days after the term of the trustee ends and 50,000 restricted common shares that will vest one year after their issuance. Effective June 15, 2004, 100,000 options at an exercise price of $0.18 per common share and 200,000 restricted common shares were issued.

During the year ended December 31, 2004, trustees were paid approximately $27,000 for retainers and meetings for 2004, and, as of December 31, 2003, the Company had accrued $19,000 for retainers and meetings for 2003, which was subsequently paid in 2004.

Item 11. Security Ownership of Management and Certain Beneficial Owners

The following table includes certain information with respect to the beneficial ownership of our shares by: (i) each person known by us to own more than 5% in interest of the outstanding shares; (ii) each of the trustees and each nominee for trustee; (iii) each of our executive officers; and (iv) all of the trustees and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

     The table shows ownership as of February 17, 2005.

								Total Common Shares
	Common Shares (2)				Preferred Shares (3)			and Units (2) (4)
Name and Address (1)	Number		Percent (5)		Number		Percent (5)	Number		Percent (5)

James C. Mastandrea	15,566,537	(6)	51.2%		161,410	(15)	58.0%	37,883,474	(17)	71.8%

Paragon Real Estate Development, LLC	12,233,738	(7)	40.3%		161,410	(15)	58.0%	15,926,960	(18)	46.7%

John J. Dee	3,057,799	(8)	10.0%		—	(16)	—	3,057,799	(19)	10.0%

Loeb Partners Corporation	3,135,349	(9)	10.3	%(9)	—		—	3,135,349	(9)	10.3	%(9)

Paul T. Lambert	2,483,619	(10)	8.2%		—		—	2,483,619	(10)	8.2%

Jack R. Kuhn	552,000	(11)	1.8%		—		—	552,000	(11)	1.8%

Daryl J. Carter	125,000	(12)	*		—		—	125,000	(12)	*

Daniel G. DeVos	125,000	(12)	*		—		—	125,000	(12)	*

Michael T. Oliver	125,000	(12)	*		—		—	125,000	(12)	*

All trustees and current executive officers as a group (13)	17,018,537	(14)	55.6%		161,410		58.0%	39,335,474	(20)	74.3%

*	Indicates less than one percent

(1)	The address of all beneficial owners listed, except for Loeb Partners Corporation, is our corporate headquarters located at 1240 Huron Road, Suite 301, Cleveland, Ohio 44115. The address of Loeb Partners Corporation is 61 Broadway, New York, NY, 10006.

(2)	Based on 30,380,850 common shares, not including 2,859,765 shares held in treasury. For each trustee and executive officer, also includes common shares he has the right to acquire through share options that are or will become exercisable as of April 18, 2005.

(3)	Based on 278,455 preferred shares outstanding as of February 17, 2005, which convert to 4,096,793 common shares as follows: 161,410 preferred shares are each convertible into 22.881 common shares and 117,045 preferred shares are each convertible into 3.448 common shares.

(4)	For James C. Mastandrea includes (i) 30,380,850 common shares, not including 2,859,765 shares held in treasury; (ii) 50,000 exercisable options to purchase common shares; (iii) 278,455 preferred shares, which convert to 4,096,793 common shares; and (iv) 813,938 restricted limited partnership units which may be converted into 18,623,715 common shares or cash, at our discretion, any time after July 1, 2007.

(5)	The ownership percents total more than 100% due to more than one person or entity being considered the beneficial owner of the same shares, in accordance with SEC regulations for this table.

(6)	Includes: (i) 2,308,619 common shares held by Mr. Lambert and 399,180 common shares held by a former trustee which each of Mr. Mastandrea and Mr. Dee has the right to vote; (ii) 250,000 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (iii) 12,233,738 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iv) 300,000 restricted common shares; (v) 50,000 exercisable options to purchase common shares; and (vi) 25,000 common shares owned by Mr. Mastandrea purchased on the open market.

(7)	Mr. Mastandrea is the managing member of Paragon Real Estate Development, LLC. and these shares are also included in Mr. Mastandrea’s common shares.

(8)	Includes: (i) 2,308,619 common shares held by Mr. Lambert and 399,180 common shares held by a former trustee which each of Mr. Mastandrea and Mr. Dee has the right to vote; (ii) 300,000 restricted common shares and (iii) 50,000 exercisable options to purchase common shares. Does not include 12,233,738 common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(9)	Based solely on information in the Schedule 13D filed on February 11, 2005 by Loeb Partners Corporation with the SEC listing the following entities and quantities of shares owned: Loeb Arbitrage Fund 1,970,002 shares; Loeb Partners Corporation 148,480 shares; Loeb Offshore Fund Ltd. 184,967 shares; Robert Grubin 581,000 shares; and other affiliates of Loeb Partners Corporation 250,900 shares. The Schedule 13D showed an ownership percentage of 9.37%, based on 33,441,000 common shares. The ownership percentage of 10.3% shown in the table above is based on 30,380,850 common shares outstanding, which does not include 2,859,765 shares held in treasury.

(10)	Includes: (i) options to purchase 75,000 common shares; (ii) 100,000 restricted common shares; and (iii) 766,354 common shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager. Mr. Lambert has signed a proxy allowing each of Mr. Mastandrea and Mr. Dee the right to vote 2,308,619 common shares that he owns.

(11)	Includes 500,000 restricted common shares, and 52,000 common shares owned by Mr. Kuhn purchased on the open market.

(12)	Includes 100,000 restricted common shares and exercisable options to purchase 25,000 common shares.

(13)	Includes seven named persons.

(14)	Includes: (i) 2,308,619 common shares held by Mr. Lambert and 399,180 common shares held by a former trustee which each of Mr. Mastandrea and Mr. Dee has the right to vote; (ii) 250,000 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (iii) 12,233,738 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iv) 1,500,000 restricted common shares; (v) 250,000 exercisable options to purchase common shares; (vi) 25,000 common shares owned by Mr. Mastandrea purchased on the open market; and (vii) 52,000 common shares owned by Mr. Kuhn purchased on the open market.

(15)	Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. Each preferred share is convertible into 22.881 common shares.

(16)	Does not include 161,410 preferred shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(17)	Includes: (i) 2,308,619 common shares held by Mr. Lambert and 399,180 common shares owned by a former trustee which each of Mr. Mastandrea and Mr. Dee has the right to vote; (ii) 250,000 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (iii) 12,233,738 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iv) 300,000 restricted common shares; (v) 50,000 exercisable options to purchase common shares; (vi) 18,623,715 common shares issuable upon the conversion of 813,938 limited partnership units of Paragon Real Estate, L.P., our operating partnership, held by Hampton Court Associates, L.P., of which Mr. Mastandrea is the general partner; (vii) 3,693,222 common shares issuable upon conversion of 161,410 preferred shares held by Paragon Real Estate Development, LLC; and (viii) 25,000 common shares owned by Mr. Mastandrea purchased on the open market.

(18)	Includes 3,693,222 common shares issuable upon conversion of 161,410 preferred shares. These shares are also included in Mr. Mastandrea’s total shares.

(19)	Includes: (i) 2,308,619 common shares held by Mr. Lambert and 399,180 common shares held by a former trustee which each of Mr. Mastandrea and Mr. Dee has the right to vote; (ii) 300,000 restricted common shares; and (iii) 50,000 exercisable options to purchase common shares. Does not include 12,233,738 common shares or 161,410 preferred shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(20)	Includes: (i) 2,308,619 common shares held by Mr. Lambert and 399,180 common shares owned by a former trustee which each of Mr. Mastandrea and Mr. Dee has the right to vote; (ii) 250,000 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (iii) 12,233,738 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iv) 1,500,000 restricted common shares; (v) 250,000 exercisable options to purchase common shares; (vi) 18,623,715 common shares issuable upon the conversion of 813,938 limited partnership units of Paragon Real Estate, LP, our operating partnership, held by Hampton Court Associates, LP, of which Mr. Mastandrea is the general partner; (vii) 3,693,222 common shares issuable upon conversion of 161,410 preferred shares held by Paragon Real Estate Development, LLC; (viii) 25,000 common shares owned by Mr. Mastandrea purchased on the open market; and (ix) 52,000 common shares owned by Mr. Kuhn purchased on the open market.

Equity Compensation Plan Information

			Number of securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding	options,	(excluding securities
Equity Compensation Plans	options, warrants	warrants and	reflected in column
Approved/ Not Approved by Security	and rights	rights	(a))
Holders	(a)	(b)	(c)
Equity compensation plans approved by security holders
Former Share Option Plan

Options for common shares	54,387	$5.37	—

2004 Share Option Plan
Restricted common shares	1,100,000	$—
Options for common shares	780,000	$0.53

	1,880,000	$0.22	1,620,000

Equity compensation plans not approved by security holders
Common shares	1,500,000	$—
Warrants for common shares	47,500	$5.37

	1,547,500	$0.16	—

Total all plans – Common shares	3,481,887	$0.28	1,620,000
– Preferred shares	—	$—

In addition to the above plans, we entered into an agreement dated March 4, 2003 and approved by the shareholders on June 30, 2003 with Mr. Mastandrea, Mr. Dee and Paragon Real Estate Development, LLC of which Mr. Mastandrea is the managing member, and Mr. Dee is a member. Pursuant to this agreement, we may issue up to $26.0 million in our common shares to Paragon Real Estate Development, LLC in exchange for it and its members procuring future acquisition, development and re-development real estate transactions for Paragon’s benefit. This agreement is intended to serve as incentive for Mr. Mastandrea and Mr. Dee to increase our assets and net operating income in the future. The exact number of common shares that would be issued to Paragon Real Estate Development, LLC will be calculated in accordance with a formula based on the type of project that they present to us. The formula for a particular real estate transaction would be calculated by dividing (i) estimated net operating income to be generated from the real estate transaction for the first year following its consummation by (ii) the capitalization rate used in the real estate transaction, less the “applicable basis point factor.” The “applicable basis point factor” is defined as: 75 basis points for the acquisition of an existing operating property, 87.5 basis points for the acquisition of a re-development property, and 100 basis points for the acquisition of a development property. We would issue our common shares to Paragon Real Estate Development, LLC only upon the closing of the real estate transaction. For each transaction, Mr. Mastandrea would be allocated half of the common shares and Mr. Dee would be allocated the other half. All of the common shares would be held by Paragon Real Estate Development, LLC for the benefit of its owners.

Item 12. Certain Relationships and Related Transactions

Management Fees

During 2003, we had a property management agreement with Hoyt Properties, Inc. (“Hoyt Properties”), an entity controlled by our former chairman of the board, which served as property manager of the commercial properties owned by us. In connection with the agreement, Hoyt Properties managed the day-to-day operations of properties owned by us and received a management fee for this service. Management fees paid to Hoyt Properties were $0 and approximately $49,000 for the years ended December 31, 2004 and 2003, respectively. On October 1, 2003, we sold our four commercial properties managed by Hoyt Properties. As a result, these management fees are included in discontinued operations.

James C. Mastandrea, our Chairman, Chief Executive Officer and President, is the general partner of Hampton Court Associates and owns two companies which provide services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trial’s payroll related costs. The related management fees included in years ended December 31, 2004 and December 31, 2003 were approximately $28,000 and $13,000, respectively. Reimbursement, at cost, for the payroll related costs paid and accrued for the years ended December 31, 2004 and December 31, 2003 were approximately $59,300 and $30,700, respectively. As the Company acquires more properties, it intends to use local third party management companies until we are able to provide management services ourselves.

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

Rental Expense

During the years ended December 31, 2004 and 2003, we recognized rental expense of $0 and approximately $8,000, respectively, related to office space leased from Hoyt Properties.

Item 13. Exhibits, List and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Exhibit Description

2.1	Asset Contribution Agreement among Hampton Court Associates, L.P., Paragon Real Estate, L.P., and the Company (filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.2	Additional Contribution Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.7 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.3	Modification Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.8 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.4	Amendment No. 1 to the Agreement of Limited Partnership of Wellington Properties Investments, L.P. among the Company and the Limited Partners named therein (filed as Exhibit 2.9 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

2.5	Closing Agreement dated June 27, 2003 among the Company, Hampton Court Associates, L.P., Hoyt Properties, Inc. and WLPT Funding LLC (filed as Exhibit 2.5 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

3.1	Articles of Amendment and Restatement of the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.2	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

3.3	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 23, 2004 and incorporated herein by reference)

3.4	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.5	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference)

4.1	Voting and Stock Restriction Agreement among the Company, Steven B. Hoyt, Duane H. Lund, Paul T. Lambert, John J. Dee, James C. Mastandrea, and Paragon Real Estate Development, LLC (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

10.1	Employment Agreement of James C. Mastandrea (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.2	Employment Agreement of John J. Dee (filed as Exhibit 2.4 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.3	Restricted Share Agreement of James C. Mastandrea (filed as Exhibit 2.5 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.4	Restricted Share Agreement of John J. Dee (filed as Exhibit 2.6 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.5	Employment Agreement of Jack R. Kuhn dated July 19, 2004 (filed as Exhibit 10.1 with the Company’s Registration Statement on Form S-8 filed on July 23, 2004 and incorporated herein by reference) (1)

10.6	Agreement of Limited Partnership of Paragon Real Estate, L.P. (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

10.7	2004 Share Option Plan of the Company (filed as Exhibit 4.1 with the Company’s Registration Statement on Form S-8 filed on July 23, 2004 and incorporated herein by reference)

14	Code of Conduct and Ethics (filed as Exhibit 14 with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Executive Officer (2)

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Financial Officer (2)

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)

(1)	Indicates a management contract or compensatory plan or arrangement

(2)	Filed or furnished herewith

(b) Reports On Form 8-K

On December 4, 2004 we filed with the Securities and Exchange Commission a Current Report on Form 8-K dated December 1, 2004 reporting our receipt of a letter from the American Stock Exchange notifying the Company that it is not in compliance with continued listing requirements of the exchange.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by the principal independent registered public accountants (Boulay, Heutmaker, Zibell & Co., P.L.L.P.) to the Company for the fiscal years ended December 31, 2004 and 2003 are as follows:

			% Approved
			by Audit
Category	Year	Fees	Committee
Audit Fees	2004	$67,150	100%
	2003	$56,400	100%

Audit-Related Fees	2004	$—	100%
	2003	$4,100	100%

Tax Fees	2004	$6,900	100%
	2003	$—

All Other Fees	2004	$—
	2003	$—

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

Paragon real estate equity and investment trust

	By:	/s/ James C. Mastandrea

Date: February 17, 2005		James C. Mastandrea
Chief Executive Officer

Paragon real estate equity and investment trust

	By:	/s/ John J. Dee

Date: February 17, 2005		John J. Dee
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

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

Signature	Title	Date

/s/ James C. Mastandrea	Trustee, Chief Executive Officer and
James C. Mastandrea	President	February 17, 2005

/s/ John J. Dee	Trustee, Senior Vice President and
John J. Dee	Chief Financial Officer	February 17, 2005

/s/ Daryl J. Carter
Daryl J. Carter	Trustee	February 17, 2005

/s/ Daniel G. DeVos
Daniel G. DeVos	Trustee	February 17, 2005

/s/ Paul T. Lambert
Paul T. Lambert	Trustee	February 17, 2005

/s/ Michael T. Oliver
Michael T. Oliver	Trustee	February 17, 2005

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Paragon Real Estate Equity and Investment Trust and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Paragon Real Estate Equity and Investment Trust and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ending December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Real Estate Equity and Investment Trust and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ending December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Minneapolis, Minnesota
February 9, 2005

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Consolidated Balance Sheet
December 31, 2004

Assets
Investments in real estate:
Land	$797,682
Buildings and improvements	3,197,967
Furniture, fixtures and equipment	21,234

4,016,883
Accumulated depreciation and amortization	(121,837)

Net investments in real estate	3,895,046
Cash and cash equivalents	1,799,362
Marketable securities, net	89,948
Restricted cash	106,186
Accounts receivable, net	8,276
Other assets, net	116,291

Total Assets	$6,015,109

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loan	$2,763,272
Accounts payable and accrued expenses	261,875
Security deposits	56,449

Total liabilities	3,081,596

Minority interest in consolidated subsidiary	2,167,509

Commitments and Contingencies

Shareholders’ equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 278,455 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,785
Common Shares — $0.01 par value, 100,000,000 authorized; 33,240,615 shares issued and outstanding	332,406
Additional paid-in capital	28,333,203
Accumulated other comprehensive income, net unrealized gain on marketable securities	51,273
Accumulated deficit	(24,561,494)
Treasury shares, at cost, 2,859,765 shares	(800,735)
Unearned compensation and trustees’ fees	(2,591,434)

Total shareholders’ equity	766,004

Total Liabilities and Shareholders’ Equity	$6,015,109

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31,
	2004	2003
Revenues
Rental revenue	$609,389	$287,762
Interest and other	50,639	18,986

Total revenues	660,028	306,748

Expenses
Property, operating and maintenance	217,441	88,278
Property taxes and insurance	101,285	48,043
Depreciation and amortization	87,105	56,869
Interest	166,487	66,013
General and administrative	958,311	951,367
Management fees	27,611	12,884

Total expenses	1,558,240	1,223,454

Loss from operations before loss allocated to minority interest	(898,212)	(916,706)
Loss allocated to minority interest	81,988	148,609

Loss from operations	(816,224)	(768,097)
Gain on sale of marketable securities	—	136,358

Loss from continuing operations	(816,224)	(631,739)
Discontinued operations:
Loss from discontinued operations of commercial properties	—	(457,874)

Net loss attributable to Common Shareholders	$(816,224)	$(1,089,613)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.02)	$(0.06)

Weighted average number of Common Shares outstanding	32,993,966	18,171,689

Comprehensive loss:
Net Loss	$(816,224)	$(1,089,613)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(10,427)	34,500

Comprehensive loss	$(826,651)	$(1,055,113)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust

Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2004 and 2003

				Accumulated other
				comprehensive
				income, net			Unearned
	Class A		Additional	unrealized gain (loss)		Cost of Shares	compensation
	Preferred	Common	Paid-in	on marketable	Accumulated	held in	and trustees’
	Shares	Shares	Capital	securities	Deficit	Treasury	fees	Total
Balance at December 31, 2002	$6,633	$45,176	$25,595,216	$27,200	$(22,613,294)	$(39,769)	$—	$3,021,162
Unrealized income on marketable securities	—	—	—	34,500	—	—	—	34,500
Issuance of preferred shares	955	—	299,045	—	—	—	—	300,000
Restricted preferred share grants issued	6,961	—	2,398,010	—	—	—	(2,404,971)	—
Restricted common share grants issued	—	2,500	60,000	—	—	—	(62,500)	—
Cost of 2,859,765 common shares acquired for treasury	—	—	—	—	—	(800,735)	—	(800,735)
Cancellation of 15,300 treasury shares	—	—	(39,769)	—	—	39,769	—	—
Conversion of preferred shares to common shares	(11,755)	268,698	(256,943)	—	—	—	—	—
Adjustment to minority interest resulting from operations of the operating partnership	—	—	—	—	(42,363)	—	—	(42,363)
Net loss	—	—	—	—	(1,089,613)	—	—	(1,089,613)

Balance at December 31, 2003	$2,794	$316,374	$28,055,559	$61,700	$(23,745,270)	$(800,735)	$(2,467,471)	$1,422,951

Restricted common share grants issued	—	17,000	295,000	—	—	—	(312,000)	—
Restricted common share grants cancelled	—	(3,500)	(66,333)	—	—	—	69,833	—
Restricted common share grants issued for rent		2,500	49,000					51,500
Conversion of preferred shares to common shares	(9)	32	(23)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(10,427)	—	—	—	(10,427)
Amortization of unearned compensation and trustee fees							118,204	118,204

Net loss	—	—	—	—	(816,224)	—	—	(898,212)

Balance at December 31, 2004	$2,785	$332,406	$28,333,203	$51,273	$(24,561,494)	$(800,735)	$(2,591,434)	$766,004

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2004	2003
Cash flows from operating activities
Net loss	$(816,224)	$(1,089,613)
Adjustments to reconcile net loss to net cash used in continuing operations:
Discontinued operations:
Commercial properties, net of tax	—	457,874
Compensation costs paid through the issuance of Class A Preferred Shares	—	300,000
Compensation costs paid through amortization of restricted Common Shares issued	118,204	—
Rent expense paid by issuing restricted common shares	51,500	—
Depreciation and amortization	87,105	56,869
Loss allocated to minority interests	(81,988)	(148,609)
Gain on sale of marketable securities	—	(136,358)
Net change in assets and liabilities:
Accounts receivable	1,534	(9,811)
Restricted cash	(9,104)	(97,082)
Other assets, net	247,241	(257,096)
Accounts payable and accrued expenses	60,385	18,760
Rents received in advance and security deposits	(2,283)	14,973

Net cash used in continuing operations	(343,630)	(890,093)

Cash flows from investing activities
Acquisition and additions to real estate properties	(25,642)	(46,509)
Cash proceeds from disposition of commercial properties	—	1,119,344
Cash proceeds from sale of marketable securities	—	248,858
Purchase of marketable securities	(1,176)	—

Net cash provided by (used in) investing activities	(26,818)	1,321,693

Cash flows from financing activities
Proceeds from refinance of mortgage loan	—	1,286,363
Payments on mortgage loan	(48,864)	(18,485)
Deferred financing costs paid	—	(54,542)

Net cash provided by (used in) financing activities	(48,864)	1,213,336

Net cash used in discontinued operations
Commercial properties	—	(455,527)

Net cash used in discontinued operations	—	(455,527)

Net increase (decrease) in cash and cash equivalents	(419,312)	1,189,409
Cash and cash equivalents
Beginning of period	2,218,674	1,029,265

End of period	$1,799,362	$2,218,674

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Organization

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company, which primarily acquires, owns and operates multi-family residential real estate properties. As of December 31, 2004, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units. Hampton Court Associates owns the remaining 99.0% interest in Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court Associates, which is the only limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.

Paragon is also the sole member of Paragon Housing LLC, which is the general partner of River West Apartments Limited Partnership (“River West”). River West is a single asset entity owning an apartment complex of 30 units. We do not consolidate Paragon Housing LLC with Paragon’s financial statements because we do not have sufficient equity at risk for Paragon Housing LLC to finance its activities without additional subordinated financial support. Our exposure is limited to Paragon Housing LLC’s $100 capital contribution in River West, and we and Paragon Housing LLC are not obligated on any of the liabilities of River West.

We owned four commercial real estate investments through an operating partnership, Wellington Properties Investments, LP, of which we were the sole general partner and owned an approximate 92.9% interest. On October 1, 2003, we completed the sale of our 92.9% general partnership interest, resulting in the sale of the commercial properties.

Note 2 – Basis of Presentation

Minority interest at December 31, 2004 represents approximately a 99.0% aggregate partnership interest in Paragon Real Estate, LP held by Hampton Court Associates for its partners. The Company is the sole general partner of Paragon Real Estate, LP and owns the remaining 1.0% interest. After July 1, 2007, the limited partners may redeem, in whole or in part, their Paragon Real Estate, LP units for cash. When these units are offered for redemption in cash, we may, at our option, elect to convert the limited partnership units into our common shares. The conversion ratio would be 22.881 common shares for each limited partnership unit, or 18,623,715 common shares. The cash redemption price would be the cash value of the common shares into which the limited partnership units could have been converted.

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

Note 3 – Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2004, and the reported amounts of revenues and expenses for the years ended December 31, 2004 and 2003. Actual results could differ from those estimates. Significant estimates include the valuation of investments in real estate, marketable securities, deferred taxes and a related valuation allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

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

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), impairment of investments in real estate exists when the carrying amount of the investments exceeds its fair value and is non-recoverable. Fair value of these assets is the amount an asset could be bought or sold in a current transaction between willing parties. Further, SFAS 144 defines a component of a company to be the operations that can be clearly distinguished from the rest of the company, and then requires elimination from our continuing operations for those assets held for sale or disposed of. Accordingly, one of the impacts of our adoption of SFAS 144 is that revenues and expenses associated with our commercial properties sold on October 1, 2003 are classified as discontinued operations on our Consolidated Statements of Operations for all periods reported.

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

Cash and cash equivalents

Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. We also maintained cash of approximately $18,000 at December 31, 2004 in a money market account that was not federally insured. Cash of approximately $49,000 is classified as restricted at December 31, 2004 because it is held in an escrow account of the mortgage lender for the payment of property taxes and insurance, and cash of approximately

$57,000 is classified as restricted at December 31, 2004 because it is held as security deposits for the tenants at Richton Trail.

Accounts Receivable

Our accounts receivable of approximately $8,000 are reported net of a reserve for bad debts of approximately $2,000.

Other Assets

As of December 31, 2004 other assets of approximately $116,000 include approximately $60,000 of prepaid insurance, deferred financing costs of approximately $48,000 (net of accumulated amortization) incurred to obtain and secure mortgage debt financing, approximately $5,000 prepaid natural gas for Richton Trail, and approximately $3,000 prepaid legal fees. Other assets are carried at cost, less accumulated amortization.

The deferred financing costs of approximately $54,000 are being amortized over the life of the respective loans on a straight-line basis. Accumulated amortization related to deferred financing costs as of December 31, 2004 was approximately $6,000.

Revenue Recognition

Revenues from rental property are recognized when due from tenants. Leases are generally for terms of one year or less.

Stock Based Compensation

At December 31, 2004, we had one stock-based employee and trustee compensation plan, which is described more fully in Note 8. During the year ended December 31, 2004, we issued options as to 575,000 common shares under this plan and further issued 1,700,000 restricted common share grants under this plan. In 2004 we cancelled 350,000 restricted share grants. During the year ended December 31, 2003, we issued options as to 100,000 common shares and restricted share grants as to 250,000 common shares under this plan. The Company accounted for the grants of options and restricted shares using the intrinsic value method of Accounting Principles Board (“APB”) Opinions No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net loss for options granted, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation cost of approximately $118,000 is reflected in net loss for the year ended December 31, 2004. The Company has adopted the disclosure only provisions of both SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Pursuant to the requirements of SFAS No. 148, the following are the pro forma net loss amounts for 2004 and 2003, as if the compensation cost for the options granted to the trustees had been determined based on the fair value at the grant date:

	For the twelve month periods ended
	December 31,
	2004	2003
Net loss attributable to Common Shareholders	$(816,224)	$(1,089,613)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	118,204	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	158,704	22,000

Pro forma net loss attributable to Common Shareholders	$(856,724)	$(1,111,613)

Net loss attributable to Common Shareholders per Common Share:
Basic and Diluted – as reported	$(0.02)	$(0.06)

Basic and Diluted – pro forma	$(0.03)	$(0.06)

The assumptions made in estimating the fair value of the options on the grant date based upon the Black-Scholes option-pricing model are as follows:

	2004	2003
Risk-free interest rate	3.40% and 5.06%	4.66%
Volatility	176.5% and 171.1%	172.69%
Dividend yield	0.00%	0.00%
Life expectancy	10 years	10 years

Income Taxes

Because we are no longer a REIT for federal income tax purposes, we now account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We are eligible to re-elect REIT status as of January 1, 2005. We are continuing to evaluate our tax status to take advantage of our tax loss carryforwards before electing to be a REIT again.

At December 31, 2004, we have net operating losses totaling approximately $11.0 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2024.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, marketable securities and a mortgage loan. The fair values of the financial instruments were not materially different from their carrying or contract values at December 31, 2004.

Segment Disclosure

In June 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This Statement requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as a single segment, which acquires, owns and operates rental real estate. During 2003 we sold our commercial real estate resulting in the revenues and expenses of these properties being classified as discontinued operations for the year ended December 31, 2003.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-based Payment.” This Statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Statement is effective for the first reporting period, interim or annual, beginning after December 15, 2005.

The Company is currently evaluating the effects of this Statement, and does expect it to have a material impact on the financial condition or operating results of the Company.

In December 2003, the FASB issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)). FIN 46(R) provides guidance on possible consolidation of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

We have reviewed our consolidation of Paragon Real Estate, LP under FIN 46(R) and believe that it does not apply. Accordingly, consolidation will be continued under previously issued accounting standards.

Paragon Housing LLC, an Ohio limited liability company, was created on December 13, 2004 with Paragon Real Estate Equity and Investment Trust as the sole member. We have reviewed Paragon Housing LLC’s agreements with River West Apartments Limited Partnership (“River West”) and determined that the agreements do not give us the characteristics of a controlling financial interest and we do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Therefore we will not consolidate Paragon Housing LLC into our financial statements. The following describes our involvement with River West:

a)	On December 28, 2004, Paragon Housing LLC became the general partner of River West.

b)	River West Apartments Limited Partnership is a single asset entity owning an apartment complex of 30 units in Milford, IA, which is qualified under section 42 of the Internal Revenue Code to receive low income housing tax credits.

c)	Paragon Housing LLC’s maximum exposure to loss is limited to its $100 capital contribution. It is not obligated on any of the liabilities of the partnership and will not receive any fees.

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

2003 Acquisition of Investments in Real Estate

Effective as of July 1, 2003, we closed the acquisition of Richton Trail, a residential apartment complex located near Chicago, Illinois, following approval by our shareholders of the transaction on June 30, 2003. Our operating partnership, Paragon Real Estate, LP, acquired Richton Trail along with the associated mortgage from Hampton Court Associates, a partnership controlled by James C. Mastandrea, its general partner and our Chairman, Chief Executive Officer and President. In consideration for transferring Richton Trail, Hampton Court Associates received 813,938 restricted limited partnership units of Paragon Real Estate, LP. Each unit is redeemable after four years for cash, or at our option, 22.881 of our common shares. We are the general partner of Paragon Real Estate, LP.

Note 5 – Marketable Securities

Our investments in marketable securities are available-for-sale, as of December 31, 2004, and represent 10,000 common shares of Stellent, Inc. and 100 common shares of Century Realty Trust.

As of December 31, 2004, our marketable securities had a fair market value of approximately $90,000 (based upon the NASDAQ closing quote of $8.82 per share for Stellent, Inc. and $17.49 per share for Century Realty Trust on December 31, 2004). We recorded an unrealized loss on marketable securities during 2004 of approximately $10,000, resulting in a balance of approximately $51,000 in shareholders’ equity for unrealized gain on marketable securities.

The NASDAQ closing quote on February 17, 2005 was $8.30 per common share of Stellent, Inc. and $16.34 per common share of Century Realty Trust.

As of December 31, 2003, we owned 10,000 shares of Stellent, Inc., which had a fair market value of approximately $99,000 (based upon the NASDAQ closing quote of $9.92 per share on December 31, 2003). We recorded an unrealized gain on marketable securities during 2003 of $34,500, resulting in a balance of $61,700 in shareholders’ equity for unrealized gain on marketable securities.

During the year ended December 31, 2003, we sold 30,000 shares of Stellent, Inc. at an average price of $8.30 per share and recognized a gain on the sale of these shares totaling approximately $136,000.

We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method.

Note 6 – Pro Forma Consolidated Financial Information (Unaudited)

The following pro forma condensed consolidated financial information presented below is as if the disposition of our 92.9% general partnership interest in our commercial properties (closed October 1, 2003) and the acquisition of the Richton Trail (closed July 1, 2003) had occurred on January 1, 2003. The pro forma financial information is not necessarily indicative of the results that actually would have occurred if the disposition and acquisition had been consummated on January 1, 2003, nor does the pro forma information purport to represent the results of operations for future periods. For the year ended December 31, 2003, all revenues and expenses associated with the commercial properties have been recorded as discontinued operations.

For the year ended
December 31, 2003
Pro forma total revenue	$608,000
Pro forma loss from continuing operations	$742,000
Pro forma loss attributable to Common Shareholders	$742,000
Pro forma loss per Common Share: Basic and Diluted	$0.02

Note 7 – Mortgage Loan

In connection with the acquisition of Richton Trail, we assumed a mortgage loan payable of approximately $1.5 million, which had a maturity date of October 1, 2012. Payments were required monthly in the amount of approximately $13,000, which represented principal and interest at 7.25%.

On October 31, 2003, we completed the refinance of Richton Trail with an independent lender. The mortgage loan payable of $2.8 million has a fixed interest rate of 5.87% for a term of 10 years. The monthly principal and interest payments are approximately $18,000 based on a 25-year amortization schedule. The balance due at maturity in 2013 will be approximately $2.2 million. The net proceeds from the loan were approximately $1.3 million. The mortgage loan payable was approximately $2,763,000 as of December 31, 2004.

The mortgage loan matures as follows:

Year ending December 31,
2005	$52,334
2006	55,535
2007	58,932
2008	62,092
2009	66,334
Thereafter	2,468,045

$2,763,272

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

Effective April 7, 2003, we issued 95,541 preferred shares to the former chief executive officer in connection with his resignation in lieu of a $300,000 payment required by the terms of his employment agreement dated March 4, 2003 and recorded compensation expense of $300,000 as a result of the issuance and employment termination.

In May 2003, we offered preferred shareholders a one-time incentive to exchange preferred shares into common shares, which expired June 30, 2003. Through that exchange offer, preferred shareholders exchanged 1,174,120 of the preferred shares, or nearly 81%, for 26,865,042 common shares. After the exchange offer was completed, the remaining preferred shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on the American Stock Exchange, as set forth in Section 1202(b) of the American Stock Exchange’s Company Guide. This requirement was disclosed in the proxy statement as well as our intent not to seek another trading market for the preferred shares. The Exchange suspended trading of the preferred shares and the Securities and Exchange Commission removed the preferred shares from listing and registration in accordance with Section 12 of the Securities and Exchange Act of 1934. Preferred shareholders retain the right to convert each of their shares for 3.448 common shares. The preferred shares are on the Over the Counter Market with the symbol “PRGYP.”

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

Effective June 30, 2003, we issued 696,078 preferred shares valued at approximately $2.4 million to Messrs. Mastandrea and Dee pursuant to separate restricted share agreements. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:

•	the date our gross assets exceed $50.0 million, or

•	348,038 restricted shares vested on March 4, 2004; 174,020 shares will vest on March 4, 2005 and the remaining 174,020 shares will vest on March 4, 2006.

During the first quarter of 2004, 935 preferred shares were converted to 3,224 common shares and during the fourth quarter of 2003, 1,400 preferred shares were converted to 4,827 common shares, both at a conversion rate of 3.448 common shares for each preferred share.

On October 1, 2003 we completed the sale of our 92.9% general partnership interest in our four commercial properties. A portion of the proceeds from the sale was paid in 2,859,765 of our common shares at an average closing price for the 30 calendar days prior to June 27, 2003 of $0.28 or approximately $801,000. These shares are recorded at cost in the accompanying consolidated balance sheet under treasury shares.

Common Shares

Restricted Common Shares

On June 30, 2003, our shareholders approved the issuance of additional common shares to Paragon Real Estate Development, LLC for James C. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, to encourage them to substantially grow the asset base, net operating income, funds from operations, net value, and share value of Paragon. We will issue restricted common shares if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by our board of trustees. The maximum number of common shares they may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of the common shares for 30 calendar days preceding the closing of any acquisition. The common shares will be restricted until we achieve the five-year proforma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.

On October 28, 2003, our board of trustees approved the issuance of 50,000 restricted commons shares to each of our four trustees who are not officers of the Company. The restricted shares were issued effective as of October 28, 2003 and vested on October 28, 2004. The market value of the shares on the date of grant was $44,000. Following each annual meeting, trustees serving on our board who are not officers of the company will receive similar grants of restricted shares.

On December 16, 2003, our board of trustees approved the issuance of 50,000 restricted commons shares to an employee hired June 16, 2003. The employee terminated employment in 2004 and the restricted shares have been cancelled.

On December 16, 2003, our board of trustees approved the issuance of 500,000 restricted common shares to Paragon’s landlord for 4,000 square feet of fully furnished office space, including all utilities, phone, high speed internet, equipment usage, copying, presentation packaging and preliminary design planning for our proposed projects for two years. Half of the shares were to be issued in March of 2004 and half are to be issued in March 2005. The shares have restrictions as to voting and transfer. A proxy will be signed when the shares are issued granting Mr. Mastandrea the right to vote the shares during the ownership of the landlord or if transferred in a block sale. The shares are restricted from being transferred or sold for four years from the date of issuance, and thereafter have volume limits on the number of shares that may be sold daily in the open market or transferred in a block sale. The market value of the office space and services for two years was estimated at $103,000.

On January 2, 2004 our board of trustees approved the issuance of 300,000 restricted common shares each to James C. Mastandrea, our Chief Executive Officer and President, John J. Dee, our Chief Financial Officer and Senior Vice President and to an employee that terminated employment in 2004. Half of the restricted shares vest in five years or earlier if Paragon’s share price rises to $1.00 per share. The remaining half vests when funds from operations has doubled or when Paragon’s share price is 50% higher compared to the average trading price for the five days preceding the grant date. The market value of the restricted common shares on the date of the grant was $198,000. The 300,000 restricted shares previously issued to the employee who terminated in 2004 were cancelled.

On June 15, 2004 following our annual meeting, 50,000 restricted commons shares were issued to each of our four trustees who are not officers of the Company as part of their compensation for serving on Paragon’s board and committees. The restrictions will be removed from the shares after 12 months from the date of issuance. The market value of the restricted common shares on the date of the grant was $36,000.

Effective July 19, 2004, our board of trustees approved a commitment to issue a total of 1.0 million restricted common shares to a new officer of the Company. The initial grant of 500,000 restricted shares will vest half of the shares in four years and the second half in five years. Additional grants of 125,000 restricted common shares will be made annually for the next four years beginning on the anniversary date of his employment with vesting effective four years after each grant date. The market value of the 500,000 restricted common shares issued on the date of the grant was $65,000.

Effective December 1, 2004, our board of trustees approved the issuance of 100,000 restricted common shares to a new employee of the Company. Half of the shares will vest in four years and the second half will vest in five years. The market value of the 100,000 restricted common shares issued on the date of the grant was $13,000.

The total number of restricted common shares issued in the year ended December 31, 2004 was 1,700,000 shares plus 250,000 shares to be issued, and in the year ended December 31, 2003 was 250,000.

Warrants

On March 5, 1998, we issued a warrant to Credit Suisse First Boston Mortgage LLC in connection with the refinancing of debt. The warrant provides for the right to purchase 47,500 common shares at a price of $5.37 per common share and is exercisable at any time through March 5, 2008. The warrant remains unexercised as of December 31, 2004.

In connection with the issuance of preferred shares on October 28, 1999, we issued to a representative of the underwriters a warrant to purchase 35,500 preferred shares at a price of $10.00 per share. The warrant was exercisable through November 2, 2004 and expired unexercised.

Options

On May 27, 1998, in accordance with our former stock option plan (“Former Plan”) we granted options as to 54,387 Common Shares to then existing employees and trustees. The options remain unexercised and are exercisable on any date through May 26, 2008 at a price of $5.37 per share.

On November 16, 1998, we adopted the 1998 Share Option Plan. In 2004 the board of trustees unanimously recommended and the shareholders approved amendments to our 1998 Share Option Plan to increase the number of shares available for grant from 3,166,666 to 3,500,000 and to conform it with current tax regulations (“2004

Plan”). The 2004 Plan provides for the granting of share options to officers, trustees and employees at a price determined by a formula in the 2004 Plan agreement. The options are to be exercisable over a period of time determined by the 2004 Plan committee, but no longer than ten years after the grant date. Compensation resulting from the share options is initially measured at the grant date based on fair market value of the shares.

In connection with employment agreements entered into during 1999 and in accordance with the 1998 Share Option Plan, we issued options to purchase 80,000 Common Shares at $2.90 per share to each of our former chief executive officer and former president. The former chief executive officer’s options were returned to the Company in 2003 and the former president’s options expire on December 31, 2005.

Effective May 15, 2002 we issued 50,000 options to each of our five trustees with a price of $0.45 per share. The options can be exercised six months after issuance and expire 90 days after the trustee’s term ends. On September 30, 2003, 200,000 options expired and were returned to the Company.

Effective October 28, 2003 we issued 25,000 options to each of our four independent trustees, who are not executive officers of the Company, at a price of $0.22 per share. The options can be exercised six months after issuance and expire 90 days after the trustee’s term ends.

Effective January 2, 2004 we issued 150,000 options each to James C. Mastandrea, our Chief Executive Officer and President, John J. Dee, our Chief Financial Officer and Senior Vice President, and an employee that terminated employment in 2004. The options have an exercise price of $0.27 per share and vest one-third on each of January 2, 2005, 2006, and 2007. The options expire on the earlier of January 2, 2009 or 90 days after leaving the employ of the Company.

Effective January 2, 2004 we issued 25,000 options to an employee at an exercise price of $0.22 per share. The employee terminated employment in 2004 and the options were cancelled.

Effective June 15, 2004, we issued 25,000 options to each of our four independent trustees, who are not executive officers of the Company, with a price of $0.18 per share. The options can be exercised six months after issuance and expire 90 days after the trustee’s term ends.

The following table summarizes the Company’s option activity for the years ended December 31, 2004 and 2003:

	Options	Weighted
	to Purchase	Average
	Common	Exercise Price	Range of Exercise
	Shares	per Share	Price per Share
Outstanding at January 1, 2003	464,387	$1.87	$0.45-$5.375
Granted	100,000	$0.22	$0.22
Expired/terminated	(280,000)	$1.15	$0.45 - $2.90

Outstanding at December 31, 2003	284,387	$2.00	$0.22 - $5.375

Granted	575,000	$0.25	$0.18 - $0.27
Expired/terminated	(25,000)	$0.22	$0.22

Outstanding at December 31, 2004	834,387	$.85	$0.18 - $5.37

Exercisable at December 31, 2003	184,387	$2.96	$0.45 - $5.375

Exercisable at December 31, 2004	284,387	$2.00	$0.22 - $5.37

The following tables summarize exercisable options outstanding as of December 31, 2004 and December 31, 2003:

Exercisable Options as of December 31, 2004
		Weighted Average
	Number of Options	Remaining
Range of Exercise	Outstanding and	Contractual Life	Weighted Average
Prices	Exercisable	(in years)	Exercise Price
$5.37	54,387	3.4	$5.37
$2.90	80,000	1.0	$2.90
$0.45	50,000	1.2	$0.45
$0.22	100,000	1.2	$0.22

$0.22 to $5.37	284,387	1.6	$2.00

Exercisable Options as of December 31, 2003
		Weighted Average
	Number of Options	Remaining
Range of Exercise	Outstanding and	Contractual Life	Weighted Average
Prices	Exercisable	(in years)	Exercise Price
$5.37	54,387	4.4	$5.37
$2.90	80,000	2.0	$2.90
$0.45	50,000	1.3	$0.45

$0.45 to $5.37	184,387	2.3	$2.96

Note 9 – Discontinued Operations

On October 1, 2003 we sold our 92.9% general partnership interest in our commercial properties. The results of operations for these properties are presented in the accompanying Consolidated Statement of Operations as “Income/Loss from discontinued operations.” The following is a summary of the income from discontinued operations of our commercial properties for the years ended December 31, 2004 and 2003.

	Year ended December 31,
	2004	2003
Revenues	$—	$1,007,813
Operating expenses	—	(444,995)
Depreciation and amortization	—	(157,735)
Interest expense	—	(251,900)
General and administrative	—	(305,087)
Non-recurring real estate expenses	—	(305,970)

Income (loss) from discontinued operations	$—	$(457,874)

Note 10 – Loss Per Share

The Company has adopted the SFAS No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average common share outstanding — basic and diluted — are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the years ended December 31, 2004 and 2003 was 32,993,966 and 18,171,689, respectively. Common share equivalents of approximately 23.6 million and 23.4 million as of December 31, 2004 and December 31, 2003, respectively, include outstanding convertible preferred shares, warrants, stock options and limited partnership units, and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

	For the year ended December 31,
	2004	2003
Numerator
Net loss from continuing operations	$(816,224)	$(631,739)
Discontinued operations of commercial properties, net of tax	—	(457,874)

Net loss attributable to Common Shareholders	$(816,224)	$(1,089,613)

Denominator
Weighted average Common Shares outstanding at December 31, 2004 and December 31, 2003 - Basic and Diluted	32,993,966	18,171,689

Basic and Diluted EPS
Net loss from continuing operations	$(0.02)	$(0.03)
Discontinued operations of commercial properties, net of tax	—	(0.03)

Net loss attributable to Common Shareholders — Basic and Diluted	$(0.02)	$(0.06)

Note 11 – Dividends/Distributions

On June 30, 2003, the holders of our preferred shares consented to waive the dividend that would otherwise have been payable in May 2003 and to eliminate any future dividends that would have been payable under the terms of our preferred shares. The waiver was sought in connection with the one-time incentive exchange offer under which we offered to exchange each of our preferred shares for 22.881 common shares.

No cash distributions were declared during 2004 and 2003 with respect to the common shares.

Note 12 – Income taxes

There was no income tax provision for the years ended December 31, 2004 and 2003.

For the year ended December 31,
	2004	2003
Current	$—	$—
Deferred	—	—

Total tax provision	$—	$—

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	For the year ended December 31,
	2004	2003
Tax / (Benefit) at Federal statutory rate	$(277,000)	$(364,000)
State income tax / (benefit), net of Federal tax effect	(53,000)	(71,000)
Permanent differences:
Disposal of real estate investments	—	(338,000)
Temporary differences:
Provision for loss on real estate investments	—	(817,000)
Provision for loss on marketable securities	—	(317,000)
Adjustment to net operating and capital loss carryforwards	348,000
Change in valuation allowance	(18,000)	1,911,000
Other	—	1,000

Tax provision	$—	$—

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$4,447,000	$4,410,000
Capital loss carryforward	262,000	317,000
Provision for loss on real estate investments	—	—
Provision for loss on marketable securities	106,000	106,000
Accrual and other temporary variances	29,000	29,000
Valuation allowance	(4,844,000)	(4,862,000)
Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of a significant portion of the net deferred tax assets and has provided a valuation allowance of $4,844,000 and $4,862,000, against the net deferred tax assets of the Company as of December 31, 2004 and 2003, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.

At December 31, 2004, the Company had net operating loss carryforwards of approximately $11.0 million and capital loss carryforwards of approximately $0.6 million available to be carried to future periods. The loss carryforwards expire as follows:

Year Expiring	Net Operating Loss	Capital Loss
2008	$—	$649,000
2012	458,000	—
2018	739,000	—
2019	115,000	—
2020	2,025,000	—
2021	177,000	—
2022	592,000	—
2023	6,085,000	—
2024	816,000	—

Total loss carryforwards	$11,007,000	$649,000

Note 13 – Commitments and Contingencies

Liquidity

As of December 31, 2004, our unrestricted cash resources were approximately $1,799,000 and our marketable securities available for sale were approximately $90,000. Our marketable securities represented 10,000 shares of Stellent, Inc. and 100 shares of Century Realty Trust. The NASDAQ closing quote on February 17, 2005 was $8.30 per share of Stellent, Inc. and $16.34 per share of Century Realty Trust.

During the year ended December 31, 2003, we sold 30,000 shares of Stellent, Inc. at an average price of $8.30 per share and recognized a gain on the sale of these shares totaling approximately $136,000. Net proceeds from these sales were approximately $249,000.

Our management team and board of trustees have formulated a value-added business strategy focused on acquiring well located, underperforming multi-family residential properties and repositioning them through renovation, leasing, improved management and branding. During 2004 and the latter part of 2003, management has been pursuing this strategy by actively seeking and reviewing multi-family residential companies, portfolios and properties, including affordable housing projects. While we made offers to some of the sellers, low interest rates for debt financing have had the effect of increasing sale prices for these types of properties and we did not enter into any definitive purchase agreements in 2004. We are currently engaged in discussions with potential sellers, but have not entered into any definitive purchase agreements for any of these properties. There can be no assurance that we will be able to enter into a definitive purchase agreement or that we will be able to close a transaction once a definitive purchase agreement is signed. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value a portfolio of the same type of properties as highly as they would value portfolios consisting of diverse properties.

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

We are dependent on our existing cash and Stellent, Inc. shares to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements. Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we have reduced our material future obligations, which include a mortgage on the apartment complex and the employment contracts for our three executive officers. The debt service payment is being funded from the cash flow of the property secured by the mortgage, and the current salary requirements of the employment contracts is only $5,000 per month for each executive officer.

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

On October 31, 2003, we completed the refinance of Richton Trail with an independent lender. The mortgage loan payable of $2.8 million has a fixed interest rate of 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule. The balance due at maturity in 2013 will be approximately $2.1 million. The net cash proceeds from the loan that were made available for operations were approximately $1.3 million.

Employment Agreements

The employment agreement with the former chief executive officer provided for an annual salary of $150,000. The severance provision of this agreement provided for him to receive 95,541 preferred shares in lieu of a $300,000 severance payment for his resignation. The number of shares issued was based on two times his annual salary with the price of the preferred shares based on the average closing price for the 30 calendar days prior to March 1, 2003. For his services from April 7, 2003 until June 15, 2003, he received compensation based on an annual salary of $60,000.

The employment agreements with James C. Mastandrea and John J. Dee provide for an annual salary of $60,000 each effective as of March 4, 2003 and in connection therewith, Mr. Mastandrea was appointed as Chief Executive Officer and Mr. Dee was appointed as Chief Financial Officer on April 7, 2003. The initial terms of Messrs. Mastandrea and Dee’s employment are for two years and may be extended for terms of one year through their 70th birthdays. Messrs. Mastandrea and Dee’s base annual salaries may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreements provide that Messrs. Mastandrea and Dee will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that their employment is terminated without cause by us or for good reason by either Messrs. Mastandrea or Dee.

On July 19, 2004, Jack R. Kuhn joined our executive management team as Sr. Vice President – Chief Property Management and Development Officer responsible for overseeing, managing and directing all property management and development activities.

The employment agreement with Mr. Kuhn provides for an annual salary of $60,000 effective as of July 19, 2004. The initial term of Mr. Kuhn’s employment is for one year and may be extended for terms of one year through his 70th birthday. Mr. Kuhn’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Kuhn will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Kuhn.

Note 14 – Related Party Transactions

Management Fees of Commercial Properties

During 2003, we had a property management agreement with Hoyt Properties, Inc. (“Hoyt Properties”), an entity controlled by our former chairman, which served as property manager of the commercial properties owned by us. In connection with the agreement, Hoyt Properties managed the day-to-day operations of our commercial properties and received a management fee for this service. Management fees paid to Hoyt Properties were approximately $49,000 for the year ended December 31, 2003. On October 1, 2003 we sold our four commercial properties managed by Hoyt Properties. As a result, these management fees are included in discontinued operations.

Richton Trail Acquisition and Management Fees

Effective July 1, 2003, we closed the acquisition of our residential apartment complex, Richton Trail, following approval by our shareholders of the transaction on June 30, 2003. Our operating partnership, Paragon Real Estate, LP, acquired the residential complex along with the associated mortgage from Hampton Court Associates, LP, a partnership controlled by James C. Mastandrea, its general partner and our Chairman, Chief Executive Officer and President. In consideration for transferring Richton Trail, Hampton Court Associates received 813,938 restricted limited partnership units of Paragon Real Estate, LP. Each unit is redeemable after four years for cash, or at our option, 22.881 of our common shares.

Mr. Mastandrea also owns two companies that provide services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees included in years ended December 31, 2004 and December 31, 2003 were approximately $28,000 and $13,000, respectively. Reimbursement, at cost, for the payroll related costs paid and accrued for the years ended December 31, 2004 and December 31, 2003 were approximately $59,300 and $30,700, respectively. As the Company acquires more properties, it intends to use local third party management companies until we are able to provide management services ourselves.

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

Rental Expense

During the year ended December 31, 2003 we recognized rental expense of approximately $8,000, related to office space leased from Hoyt Properties.

Note 15 – Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2004	2003
Interest paid	$166,487	$346,333

Supplemental schedule of non-cash investing and financing activities:

The following assets and liabilities were assumed in connection with the acquisition of Richton Trail
Acquisition of residential real estate	$—	$(3,986,409)
Additions to real estate	—	(4,832)
Security deposits	—	44,732
Mortgage note payable	—	1,544,258
Minority interest	—	2,355,742

Acquisition and additions to real estate properties	$—	$(46,509)

The following assets and liabilities were disposed of in connection with the disposition of commercial properties
Disposition of real estate	$—	$8,134,097
Restricted cash	—	318,609
Deferred costs and other assets	—	210,862
Mortgage notes payable	—	(6,408,825)
Accounts payable and accrued liabilities	—	(289,664)
Security deposits	—	(45,000)
Treasury shares	—	(800,735)

Cash proceeds from disposition of commercial properties	$—	$1,119,344

The following liabilities were assumed and disposed of in connection with the refinance of the mortgage loan of Richton Trail
Cash proceeds from new mortgage loan	$—	$2,820,000
Disposition of previous mortgage loan	—	(1,533,637)

Cash proceeds from refinance of mortgage loan	$—	$1,286,363