Form 10QSB
period 2005-03-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2005-05-10
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number:

0-25074

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of incorporation) 1240 Huron Road, Suite 301, Cleveland, OH (Address of principal executive offices)	(I.R.S. Employer Identification Number) 44115 (Zip code)

Issuer’s telephone number: 216-430-2700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑   No ☐

As of May 6, 2005, the issuer had 33,490,615 common shares outstanding, including 2,859,765 common shares held in treasury.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☑

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet – March 31, 2005 (unaudited)	Page - 2 -

Consolidated Statements of Operations – Three months ended March 31, 2005 and March 31, 2004 (unaudited)	Page - 3 -

Consolidated Statements of Cash Flows – Three months ended March 31, 2005 and March 31, 2004 (unaudited)	Page - 4 -

Notes to Consolidated Financial Statements (unaudited)	Page - 5 -

Item 2. Management’s Discussion and Analysis or Plan of Operation	Page - 12 -

Item 3. Controls and Procedures	Page - 18 -

Part II. Other Information

Item 1. Legal Proceedings	Page - 19 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page - 19 -

Item 3. Defaults upon Senior Securities	Page - 19 -

Item 4. Submission of Matters to a Vote of Security Holders	Page - 19 -

Item 5. Other Information	Page - 19 -

Item 6. Exhibits	Page - 19 -

Signatures	Page - 20 -

EX - 31.1 Section 302 Certification of Chief Executive Officer
EX - 31.2 Section 302 Certification of Chief Financial Officer
EX - 32.1 CEO/CFO Under 906 of Sarbanes-Oxley Act
EX-31.1 Certification 302-CEO
EX-31.2 Certification 302-CFO
EX-32.1 Certification 906-CEO & CFO

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Consolidated Balance Sheet
March 31, 2005
(unaudited)

Assets
Investments in real estate:
Land	$797,682
Buildings and improvements	3,197,967
Furniture, fixtures and equipment	24,813

4,020,462
Accumulated depreciation and amortization	(142,715)

Net investments in real estate	3,877,747
Cash and cash equivalents	1,406,688
Marketable securities	85,817
Restricted cash	94,372
Accounts receivable, net	5,026
Other assets, net	115,152

Total Assets	$5,584,802

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loan payable	$2,749,920
Accounts payable and accrued expenses	217,199
Security deposits	60,274

Total liabilities	3,027,393

Minority interest in consolidated subsidiary	2,167,677

Commitments and Contingencies

Shareholders’ equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 278,455 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,785
Common Shares - $0.01 par value, 100,000,000 authorized; 33,490,615 shares issued and outstanding	334,906
Additional paid-in capital	28,382,203
Accumulated other comprehensive income, net unrealized gain on marketable securities	47,142
Accumulated deficit	(25,007,323)
Treasury stock, at cost, 2,859,765 shares	(800,735)
Unearned compensation and trustees’ fees	(2,569,246)

Total shareholders’ equity	389,732

Total Liabilities and Shareholders’ Equity	$5,584,802

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Consolidated Statements of Operations
(unaudited)

	For the three months ended March 31,
	2005	2004
Revenues
Rental revenue	$150,775	$150,602
Interest and other	10,621	18,157

Total revenues	161,396	168,759

Expenses
Property, operating and maintenance	54,355	56,353
Property taxes and insurance	24,485	23,215
Depreciation and amortization	22,242	21,431
Interest	40,486	41,667
General and administrative	458,676	239,593
Management fees	6,812	6,866

Total expenses	607,056	389,125

Loss from operations before loss allocated to minority interest	(445,660)	(220,366)
(Income) loss allocated to minority interest	(168)	86,896

Net loss attributable to Common Shareholders	$(445,828)	$(133,470)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of Common Shares outstanding: Basic and Diluted	33,315,615	32,580,976

Comprehensive loss:
Net loss	$(445,828)	$(133,470)
Other comprehensive loss:
Unrealized loss on marketable securities	(4,131)	(24,500)

Comprehensive loss	$(449,959)	$(157,970)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(445,828)	$(133,470)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs and trustees fees incurred through the issuance of shares	22,188	31,533
Rent expense incurred through the issuance of restricted shares	51,500	51,500
Depreciation and amortization	22,242	21,431
Income (loss) allocated to minority interest	168	(86,896)
Net change in assets and liabilities:
Accounts receivable, net	3,251	3,471
Restricted cash	11,813	15,670
Other assets, net	(226)	242,165
Accounts payable and accrued expenses	(46,170)	(37,627)
Rents received in advance and security deposits	5,318	790

Net cash (used in) from continuing operations	(375,744)	108,567

Cash flows from investing activities:
Additions to real estate properties	(3,579)	(2,996)

Net cash used in investing activities	(3,579)	(2,996)

Cash flows from financing activities:
Payments on mortgage loan	(13,351)	(12,171)

Net cash used in financing activities	(13,351)	(12,171)

Net increase (decrease) in cash and cash equivalents	(392,674)	93,400
Cash and cash equivalents
Beginning of period	1,799,362	2,218,674

End of period	$1,406,688	$2,312,074

Supplemental information to Consolidated Statements of Cash Flows

Interest paid	$40,486	$41,667

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Organization

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company, which primarily acquires, owns and operates multi-family residential real estate properties. As of March 31, 2005, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units. Hampton Court Associates owns the remaining 99.0% interest in Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court Associates, which is the only limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.

Paragon is also the sole member of Paragon Housing LLC, which is the general partner of River West Apartments Limited Partnership (“River West”). River West is a single asset entity owning an apartment complex of 30 units. We do not consolidate Paragon Housing LLC with Paragon’s financial statements because we do not have financial or voting control over the entity, and we do not have sufficient equity at risk for Paragon Housing LLC to finance River West activities without additional subordinated financial support. Our exposure is limited to Paragon Housing LLC’s $100 capital contribution in River West, and we and Paragon Housing LLC are not obligated on any of the liabilities of River West.

Note 2 – Basis of Presentation

We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of March 31, 2005, the results of our operations for the three month periods ended March 31, 2005 and 2004, and of our cash flows for the three month periods ended March 31, 2005 and 2004 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2005, and the reported amounts of revenues and expenses for the three month periods ended March 31, 2005 and 2004. Actual results could differ from those estimates. Significant estimates include the valuation of investments in real estate, marketable securities and deferred taxes, and these significant estimates, as well as other estimates and assumptions, which may change in the near term.

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

Cash and cash equivalents

Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. We also maintained cash of approximately $18,000 at March 31, 2005 in a money market account that was not federally insured. Cash of approximately $94,000 is classified as restricted at March 31, 2005 because approximately $33,000 is held in an escrow account of the mortgage lender for the payment of property taxes and insurance and approximately $61,000 is in a separate bank account for security deposits of our residential tenants.

Accounts Receivable

Our accounts receivable of approximately $5,000 are reported net of an allowance for bad debts of approximately $10,000 at March 31, 2005 for Richton Trail.

Other Assets

As of March 31, 2005, other assets include prepaid expenses of approximately $68,000 and deferred financing costs incurred to obtain and secure mortgage debt financing of approximately $55,000. Other assets are carried at cost, less accumulated amortization.

The deferred financing costs are being amortized over the life of the mortgage loan payable on a straight-

line basis. Accumulated amortization related to deferred financing costs as of March 31, 2005 was approximately $8,000.

Revenue Recognition

Revenues from rental property are recognized when due from tenants. Leases are generally for terms of one year or less.

Stock Based Compensation

At March 31, 2005, we had one stock-based employee compensation plan. During the three months ended March 31, 2005, we cancelled 150,000 common share options under this plan in connection with the resignation of an employee in 2004. We did not issue any common share options during the three months ended March 31, 2005. During the three months ended March 31, 2004, we issued 450,000 common share options and 900,000 restricted share grants. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, no stock-based employee compensation cost would be reflected in net loss for options granted, as all options granted under the plan have an exercise price equal to the market value of the underlying common shares on the date of grant. Stock based employee compensation cost of approximately $22,000 is reflected in net loss for the three months ended March 31, 2005, and approximately $32,000 for the three months ended March 31, 2004. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, to stock-based employee compensation.

	For the three month periods ended
	March 31,
	2005	2004
Net loss attributable to Common Shareholders	$(445,828)	$(133,470)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	22,188	31,533

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34,563)	(39,408)

Pro forma net loss attributable to Common Shareholders	$(458,203)	$(141,345)

Net loss attributable to Common Shareholders per Common Share:
Basic and Diluted – as reported	$(0.01)	$(0.00)

Basic and Diluted – pro forma	$(0.01)	$(0.00)

Income Taxes

Because we are no longer a Real Estate Investment Trust (“REIT”) for federal income tax purposes, we account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Although we are eligible to re-elect REIT status as of January 1, 2005, we intend to take advantage of our tax loss carryforwards before electing to be a REIT again.

At March 31, 2005, we have net operating losses, and at December 31, 2004, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2024.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, marketable securities and a mortgage loan. The fair values of the financial instruments were not materially different from their carrying or contract values at March 31, 2005.

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

Note 4 – Marketable Securities

Our investments in marketable securities are available-for-sale, as of March 31, 2005, and represent 10,000 common shares of Stellent, Inc. (“Stellent”) and 100 common shares of Century Realty Trust (“Century”).

As of March 31, 2005, our marketable securities had a fair market value of approximately $86,000 (based upon the NASDAQ closing quote of $8.41 per share for Stellent and $17.18 per share for Century on March 31, 2005). We recorded an unrealized loss on marketable securities during 2005 of approximately $4,000, resulting in a balance of approximately $47,000 in shareholders’ equity for unrealized gain on marketable securities.

The NASDAQ closing quote on May 6, 2005 was $6.98 per common share of Stellent and $16.27 per common share of Century.

We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method.

Note 5 – Mortgage Loan Payable

The mortgage loan payable secured by our residential real estate property has a balance at
March 31, 2005 of approximately $2.7 million at a fixed interest rate of 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule.

Note 6 – Equity

During the first quarter of 2004, 935 preferred shares were converted to 3,224 common shares, at a conversion rate of 3.448 common shares for each preferred share. No other preferred shares were converted through March 31, 2005.

Effective January 2, 2004, we issued a total of 900,000 restricted common shares 450,000 common share options at a price of $0.27 per share to three of our officers. The market value of the restricted common shares on the date of grant was $198,000. The options vest ratably over three years after issuance and expire after five years from the date of issuance. During the fourth quarter of 2004, 300,000 restricted common shares were cancelled and in the first quarter of 2005, 150,000 common share options were cancelled.

Effective February 16, 2004, 50,000 restricted common shares (issued during 2003) were cancelled.

Effective March 4, 2004 and 2005, a total of 500,000 restricted common shares are issuable to our landlord for office space and related services for the twelve months ended March 4, 2004 and 2005.

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

Effective December 1, 2004 we issued 100,000 restricted common shares to a new employee of the Company. Half of the shares will vest in four years and the second half will vest in five years. The market value of the 100,000 restricted common shares issued on the date of grant was $13,000.

Note 7 – Loss Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted are computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the three months ended March 31, 2005 and March 31, 2004 were 33,315,615 and 32,580,976, respectively. Common share equivalents of approximately 23.5 million and 23.6 million as of March 31, 2005 and March 31, 2004, respectively, include outstanding convertible preferred shares, warrants, stock options and limited partnership units, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the three months ended March 31,
	2005	2004
Numerator
Net loss attributable to Common Shareholders	$(445,828)	$(133,470)

Denominator
Weighted average Common Shares outstanding at March 31, 2005 and March 31, 2004, respectively: Basic and Diluted	33,315,615	32,580,976

Basic and Diluted EPS
Net loss attributable to Common Shareholders - Basic and Diluted	$(0.01)	$(0.00)

Note 8 – Commitments and Contingencies

Liquidity

As of March 31, 2005, our unrestricted cash resources were approximately $1,407,000 and our marketable securities available for sale were approximately $86,000. Our marketable securities primarily represented 10,000 common shares of Stellent. The NASDAQ closing quote on
May 6, 2005 was $6.98 per common share of Stellent.

Our management team and board of trustees have formulated a value-added business strategy focused on acquiring well located, underperforming multi-family residential properties and repositioning them through renovation, leasing, improved management and branding. Management has been pursuing this strategy by actively seeking and reviewing multi-family residential companies, portfolios and properties, including affordable housing projects. While we made offers to some of the sellers, low interest rates for debt financing have had the effect of increasing sale prices for these types of properties. We are currently engaged in discussions with potential sellers, but have not entered into any definitive purchase agreements for any of these properties. There can be no assurance that we will be able to enter into a definitive purchase agreement or that we will be able to close a transaction if an agreement is signed. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value a portfolio of the same type of properties as highly as they would value portfolios consisting of diverse properties.

We are dependent on our existing cash and Stellent shares to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements. Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we have reduced our material future obligations, which include a mortgage on the apartment complex and the salaries of our five employees. The debt service payment is being funded from the cash flow of the property secured by the mortgage, and the current monthly salary for each employee is only $5,000 or less. When we need additional resources for due dilligence to review potential acquisitions, we use independent contractors. During the first quarter of 2005, we used three independent contractors at a cost of $4,000 to $5,000 per month for each contractor.

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

Note 9 – Related Party Transactions

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

Mr. Mastandrea also owns two companies that provide services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees included for the three months ended
March 31, 2005 were approximately $7,000 and for the three months ended March 31, 2004 were approximately $7,000. Reimbursement, at cost, for the payroll related costs paid and accrued for the three months ended March 31, 2005 was approximately $16,000 and for the three month period ended March 31, 2004 was approximately $15,000. As Paragon acquires more properties, we intend to use local third party management companies until we are able to provide management services internally for our properties.

Medical Insurance Reimbursement

Paragon was reimbursing MDC Realty Corp. for medical insurance, at cost, for one of its executive officers. The amount paid or accrued for the three months ended March 31, 2005 was $0 and for the three months ended March 31, 2004 was approximately $1,400.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on acquiring, owning and operating multi-family residential real estate. As of March 31, 2005, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units. Hampton Court Associates owns the remaining 99.0% interest in Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court Associates, which is the only limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.

Paragon is also the sole member of Paragon Housing LLC, which is the general partner of River West Apartments Limited Partnership (“River West”). River West is a single asset entity owning an apartment complex of 30 units. We do not consolidate Paragon Housing LLC with Paragon’s financial statements because we do not have financial or voting control over the entity, and we do not have sufficient equity at risk for Paragon Housing LLC to finance River West activities without additional subordinated financial support. Our exposure is limited to Paragon Housing LLC’s $100 capital contribution in River West, and we and Paragon Housing LLC are not obligated on any of the liabilities of River West.

Paragon has developed a value-added business plan that is primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing complexes, and repositioning them through renovation, leasing, improved management, and branding. This strategy, while unique to public companies, is common among private companies on both a local and limited regional basis. Paragon’s investments will be in properties, portfolios and companies with value-added programs. Paragon intends to raise equity through public and private offerings. We may also use joint venture structures for property and portfolio acquisitions, and tax-deferred operating partnership units for acquisitions of companies.

Brief History

Paragon was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”). We operated as a traditional REIT by buying, selling, owning and operating commercial and residential properties through December 31, 1999.

In February 2000, former management of the Company purchased a software technology company. As a result of the operations of the technology company commencing in 2000, the Company did not meet the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In July 2001, former management sold the software technology company, but continued marketing the software product. In 2002, the Company discontinued the operations of the technology segment. Although Paragon is no longer a REIT for federal tax purposes, we can elect REIT status effective for 2005. We intend to take advantage of our tax loss carryforwards before electing to be a REIT again.

Forward-Looking Information

The following is a discussion of our results of operations for the three month periods ended March 31, 2005 and 2004 and financial condition, including:

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three month period ended March 31, 2005, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

This report on Form 10-QSB contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in local real estate conditions (including rental rates and competing properties), changes in the economic conditions affecting industries which employ tenants residing in our property, failure to lease unoccupied units or to re-lease occupied units upon expiration of leases in accordance with our projections, changes in prevailing interest rates, the cost or general availability of equity and debt financing, failure to acquire properties in accordance with our value added strategy, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, demand for tenant services beyond those traditionally provided by landlords, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2005 and 2004

Revenues from Operations

Rental revenue was approximately $151,000 for each of the three month periods ended March 31, 2005 and 2004 and was comprised entirely of Richton Trail.

Interest and other revenue decreased by approximately $7,000 to approximately $11,000 for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004. The decrease is primarily due to the decrease in cash and cash equivalents between the periods. Cash was used during 2004 and 2005 to fund the operation of the Company while we implement our value-added acquisition strategy.

Expenses from Operations

Total expenses increased from approximately $389,000 for the three month period ended March 31, 2004 to approximately $607,000 for the three month period ended March 31, 2005, a net increase of $218,000.

Richton Trail is included in operations for each of the three month periods ended March 31, 2005 and 2004, and the expenses between these two periods were approximately the same for property, operating and maintenance; property taxes and insurance; depreciation and amortization; interest; and management fees.

General and administrative expenses increased from approximately $240,000 for the three month period ended March 31, 2004 to approximately $459,000 for the three month period ended March 31, 2005. The increase of approximately $219,000 resulted from due diligence being performed on potential transactions, including legal fees of approximately $149,000, other general consulting costs of $60,000, and other miscellaneous items of approximately $10,000 including travel costs for visiting the properties.

Loss from operations before minority interest

As a result of the above, loss from operations before loss allocated to minority interest increased from approximately $220,000 for the three month period ended March 31, 2004 to approximately $446,000 for the three month period ended March 31, 2005.

Loss allocated to minority interest

Loss allocated to minority interests changed from approximately $87,000 of loss allocated for the three month period ended March 31, 2004 to an allocation of approximately zero for the three month period ended March 31, 2005. This is primarily as a result of fewer costs being allocated for the three month period ended on March 31, 2005 compared to the same period in 2004.

Net loss attributable to Common Shareholders

Based on the above, the net loss attributable to Common Shareholders increased from approximately $133,000 for the three month period ended March 31, 2004 to approximately $446,000 for the three month period ended March 31, 2005.

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

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. As of March 31, 2005, we have net operating losses and at December 31, 2004, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset of approximately $4.8 million, a valuation allowance of $4.8 million was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2024.

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

Cash Flows

As of March 31, 2005, our unrestricted cash resources were approximately $1,407,000 and our marketable securities available for sale were approximately $86,000, comprised primarily of 10,000 common shares of Stellent, Inc. The NASDAQ closing quote on May 6, 2005 was $6.98 per common share of Stellent, Inc. We are dependent on our existing cash resources and Stellent, Inc. shares to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.

During the three month period ended March 31, 2005, we utilized cash for (i) our continuing operations of approximately $376,000 including increased due diligence on potential transactions of approximately $219,000; (ii) additions to real estate properties of approximately $4,000; and (iii) payments on the mortgage loan payable of approximately $13,000. As a result, our cash balance decreased by approximately $393,000 from approximately $1,799,000 at December 31, 2004 to approximately $1,407,000 at March 31, 2005.

Future Obligations

Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we reduced our material future obligations, which include the mortgage on the apartment complex and the employment contracts for our executive officers.

•	The mortgage is being paid by the cash flow from Richton Trail. The property has been well maintained and managed, and has had historical occupancy in the range of 95% to 100%. So long as Richton Trail maintains approximately 85% occupancy, it will generate the cash flow needed to pay its current expenses and the mortgage debt service. We intend to keep the property as close to 100% occupancy as possible and do not foresee any market conditions that would show a decline in occupancy or rents during the coming year. Also, no major improvements are planned at the property through December 31, 2005.

•	As of March 31, 2005, we had five employees, and each employee’s monthly salary is $5,000 or less. The Company has the benefit of highly qualified employees in the real estate industry and other areas of expertise, for salaries that are well below market levels. Several of them have previous experience in a publicly traded company. As the Company grows and appreciates in value, our employees expect to share in the growth of the Company and to earn higher levels of compensation. Our employees will also share in the growth of the Company along with our other shareholders, because each has a significant number of common shares.

Long Term Liquidity and Operating Strategies

We historically have financed our long-term capital needs, including acquisitions, as follows:

•	Borrowings from new loans;

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.

During the first half of 2003, we put into place a new management team and shareholders elected five new Trustees. Paragon has developed a value-added business plan that is primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing complexes, and repositioning them through renovation, leasing, improved management, and branding. This strategy, while unique to public companies, is common among private companies on both a local and limited regional basis. Paragon’s investments will be in properties, portfolios and companies with value-added programs. Paragon intends to raise equity through public and private offerings. We will also use joint venture structures for property and portfolio acquisitions, and tax-deferred operating partnership units for acquisitions of companies. Failure to obtain external sources of capital or to find sellers willing to exchange their properties for tax-deferred partnership units will materially and adversely affect our strategy and our operations, liquidity and financial results. Paragon’s investment advantages, compared to private companies, include our potential ability to access capital and to offer sellers a tax-deferred exit alternative to exchange their properties for partnership units with opportunities for both liquidity and share appreciation. Our cash resources are sufficient to meet our projected overhead for approximately eighteen months while identifying and reviewing potential acquisitions.

Current Tax Status

At March 31, 2005, we have a net operating loss, and at December 31, 2004, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2024. Although we can elect REIT status effective for 2005, we intend to take advantage of our tax loss carryforwards before electing to be a REIT again.

We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Interest Rates and Inflation

For the past several years, interest rates have declined, and many financial experts and economists have agreed that interest rates reached bottom in 2003. Lower interest rates have led to higher selling prices for established real estate properties, the type that we intend to buy. Purchasers of properties have been able to place a larger amount of debt on their acquisitions because the lower interest rates have lowered the monthly mortgage payments. Interest rates started to increase during 2004, but asking prices for multi-family residential properties have not decreased. The interactions between an increase in interest rates and a decrease in selling prices of properties cannot be measured with any certainty. Paragon continues to pursue its value-added business plan during 2005. The economics of transactions, including price, current cash flow, existing debt, cost of new funds for acquiring the properties, and potential for increased value, will be reviewed very closely prior to making any acquisitions.

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

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2005, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of March 31, 2005, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to March 31, 2005.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea

Date: May 6, 2005		James C. Mastandrea
Chief Executive Officer

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee

Date: May 6, 2005		John J. Dee
Chief Financial Officer