Form 10QSB
period 2005-06-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2005-08-11
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission File Number:
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
Yes   ☑       No   ☐
As of August 8, 2005, the issuer had 33,541,649 common shares outstanding, including 2,859,765 common shares held in treasury.
Transitional Small Business Disclosure Format (Check one): Yes   ☐       No   ☑

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheet — June 30, 2005 (unaudited)	Page - 2 -

Consolidated Statements of Operations — Six months ended June 30, 2005 and June 30, 2004 (unaudited)	Page - 3 -

Consolidated Statements of Operations — Three months ended June 30, 2005 and June 30, 2004 (unaudited)	Page - 4 -

Consolidated Statements of Cash Flows — Six months ended June 30, 2005 and June 30, 2004 (unaudited)	Page - 5 -

Notes to Consolidated Financial Statements (unaudited)	Page - 6 -

Item 2. Management’s Discussion and Analysis or Plan of Operation	Page - 13 -

Item 3. Controls and Procedures	Page - 19 -

Part II. Other Information

Item 1. Legal Proceedings	Page - 20 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page - 20 -

Item 3. Defaults upon Senior Securities	Page - 20 -

Item 4. Submission of Matters to a Vote of Security Holders	Page - 20 -

Item 5. Other Information	Page - 21 -

Item 6. Exhibits	Page - 21 -

Signatures	Page - 22 -
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Balance Sheet
June 30, 2005
(unaudited)

Assets
Investments in real estate:
Land	$797,682
Buildings and improvements	3,205,187
Furniture, fixtures and equipment	30,260

4,033,129
Accumulated depreciation and amortization	(163,843)

Net investments in real estate	3,869,286
Cash and cash equivalents	1,116,440
Marketable securities	76,704
Restricted cash	99,400
Accounts receivable, net	7,090
Other assets, net	105,257

Total Assets	$5,274,177

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loan payable	$2,736,822
Accounts payable and accrued expenses	127,648
Security deposits	57,004

Total liabilities	2,921,474

Minority interest in consolidated subsidiary	2,170,266

Commitments and Contingencies

Shareholders’ equity:
Preferred Shares — $0.01 par value, 10,000,000 authorized: 278,455 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,785
Common Shares — $0.01 par value, 100,000,000 authorized; 33,540,615 shares issued and outstanding	335,406
Additional paid-in capital	28,428,109
Accumulated other comprehensive income, net unrealized gain on marketable securities	38,028
Accumulated deficit	(25,235,275)
Treasury stock, at cost, 2,859,765 shares	(800,735)
Unearned compensation and trustees’ fees	(2,585,881)

Total shareholders’ equity	182,437

Total Liabilities and Shareholders’ Equity	$5,274,177

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the six months ended June 30,
	2005	2004

Revenues
Rental revenue	$300,789	$295,611
Interest and other	20,401	27,457

Total revenues	321,190	323,068

Expenses
Property, operating and maintenance	105,848	100,183
Property taxes and insurance	49,415	46,705
Depreciation and amortization	44,733	43,009
Interest	81,225	83,152
General and administrative	697,495	464,362
Management fees	13,498	13,557

Total expenses	992,214	750,968

Loss from operations before (income) loss allocated to minority interest	(671,024)	(427,900)
(Income) loss allocated to minority interest	(2,757)	81,017

Net loss attributable to Common Shareholders	$(673,781)	$(346,883)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of Common Shares outstanding: Basic and Diluted	33,655,808	32,678,378

Comprehensive loss:
Net loss	$(673,781)	$(346,883)
Other comprehensive loss:
Unrealized loss on marketable securities	(13,245)	(13,732)

Comprehensive loss	$(687,026)	$(360,615)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30,
	2005	2004

Revenues
Rental revenue	$150,014	$145,009
Interest and other	9,780	9,300

Total revenues	159,794	154,309

Expenses
Property, operating and maintenance	51,493	43,830
Property taxes and insurance	24,930	23,490
Depreciation and amortization	22,491	21,578
Interest	40,739	41,485
General and administrative	238,819	224,769
Management fees	6,686	6,691

Total expenses	385,158	361,843

Loss from operations before income allocated to minority interest	(225,364)	(207,534)
Income allocated to minority interest	(2,589)	(5,879)

Net loss attributable to Common Shareholders	$(227,953)	$(213,413)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of Common Shares outstanding: Basic and Diluted	33,899,956	32,775,781

Comprehensive loss:
Net loss	$(227,953)	$(213,413)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(9,114)	10,768

Comprehensive loss	$(237,067)	$(202,645)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(673,781)	$(346,883)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs and trustees fees incurred through the issuance of shares	51,959	55,733
Rent expense incurred through the issuance of restricted shares	51,500	51,500
Depreciation and amortization	44,733	43,009
Income (loss) allocated to minority interest	2,757	(81,017)
Net change in assets and liabilities:
Accounts receivable, net	1,186	(5,764)
Restricted cash	6,786	(9,835)
Other assets, net	8,306	265,168
Accounts payable and accrued expenses	(134,143)	(27,185)
Rents received in advance and security deposits	471	2,985

Net cash used in continuing operations	(640,226)	(52,289)

Cash flows from investing activities:
Additions to real estate properties	(16,246)	(8,319)
Purchase of marketable securities	—	(1,175)

Net cash used in investing activities	(16,246)	(9,494)

Cash flows from financing activities:
Payments on mortgage loan	(26,450)	(24,523)

Net cash used in financing activities	(26,450)	(24,523)

Net decrease in cash and cash equivalents	(682,922)	(86,306)
Cash and cash equivalents
Beginning of period	1,799,362	2,218,674

End of period	$1,116,440	$2,132,368

Supplemental information to Consolidated Statements of Cash Flows

Interest paid	$81,225	$83,152

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 — Organization
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company, which primarily acquires, owns and operates multi-family residential real estate properties. As of June 30, 2005, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units. Hampton Court Associates owns the remaining 99.0% interest in Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court Associates, which is the only limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.
Paragon is also the sole member of Paragon Housing LLC, which was the general partner of River West Apartments Limited Partnership (“River West”). In July 2005, Paragon Housing LLC withdrew as the general partner of River West. River West is a single asset entity owning an apartment complex of 30 units. We do not consolidate Paragon Housing LLC with Paragon’s financial statements because we do not have financial or voting control over the entity, and we do not have sufficient equity at risk for Paragon Housing LLC to finance River West activities without additional subordinated financial support. Our exposure is limited to Paragon Housing LLC’s $100 capital contribution in River West, and we and Paragon Housing LLC are not obligated on any of the liabilities of River West.
Note 2 — Basis of Presentation
We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of June 30, 2005, the results of our operations for the six month and three month periods ended June 30, 2005 and 2004, and of our cash flows for the six month periods ended June 30, 2005 and 2004 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.
Note 3 — Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2005, and the reported amounts of revenues and expenses for the six month and three month periods ended June 30, 2005 and 2004. Actual results could differ from those estimates. Significant estimates include the valuation of investments in real estate, marketable securities and deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

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
In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, impairment of investments in real estate exists when the carrying amount of the investments exceeds its fair value and is non-recoverable. Fair value of these assets is the amount an asset could be bought or sold in a current transaction between willing parties.
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
Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. We also maintained cash of approximately $18,000 at June 30, 2005 in a money market account that was not federally insured. Cash of approximately $99,000 is classified as restricted at June 30, 2005 because approximately $41,000 is held in an escrow account of the mortgage lender for the payment of property taxes and insurance and approximately $58,000 is in a separate bank account for security deposits of our residential tenants.
Accounts Receivable
Our accounts receivable of approximately $7,000 are reported net of an allowance for bad debts of approximately $13,000 at June 30, 2005 for Richton Trail.
Other Assets
As of June 30, 2005, other assets include prepaid expenses of approximately $60,000 and deferred financing costs incurred to obtain and secure mortgage debt financing of approximately $54,000. Other assets are carried at cost, less accumulated amortization.
The deferred financing costs are being amortized over the life of the mortgage loan payable on a straight-line basis. Accumulated amortization related to deferred financing costs as of June 30, 2005 was approximately $9,000.

Revenue Recognition
Revenues from rental property are recognized when due from tenants. Leases are generally for terms of one year or less.
Stock Based Compensation
At June 30, 2005, we had one stock-based employee compensation plan. During the six months ended June 30, 2005, we issued 100,000 common share options and issued 550,000 restricted share grants under this plan. In connection with the resignation of an employee we cancelled 150,000 common share options under this plan during the six months ended June 30, 2005. During the six months ended June 30, 2004, we issued 550,000 common share options and further issued 1,100,000 restricted share grants. In connection with the resignation of an employee in 2004, we cancelled 50,000 restricted share grants under this plan. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, no stock-based employee compensation cost would be reflected in net loss, as all options granted under the plan have an exercise price equal to the market value of the underlying common shares on the date of grant. Stock based employee compensation cost of approximately $52,000 is reflected in net loss for the six months ended June 30, 2005, and approximately $56,000 for the six months ended June 30, 2004. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, to stock-based employee compensation.

	For the six month periods ended
	June 30,
	2005	2004
Net loss attributable to Common Shareholders	$(673,781)	$(346,883)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	51,958	55,733

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(77,876)	(71,483)

Pro forma net loss attributable to Common Shareholders	$(699,699)	$(362,633)

Net loss attributable to Common Shareholders per Common Share:
Basic and Diluted — as reported	$(0.02)	$(0.01)

Basic and Diluted — pro forma	$(0.02)	$(0.01)

Income Taxes
Because we have not elected to be taxed as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, we account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Although we were eligible to re-elect REIT status as of January 1, 2005, we intend to take advantage of our tax loss carryforwards before electing to be a REIT again.
At June 30, 2005, we have net operating losses, and at December 31, 2004, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2024. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $9.1 million of the $11.0 net operating losses. These same regulations also limit the amount of loss used in any one year.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, marketable securities and a mortgage loan. The fair values of the financial instruments were not materially different from their carrying or contract values at June 30, 2005.
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
Note 4 — Marketable Securities
Our investments in marketable securities are available-for-sale, as of June 30, 2005, and represent 10,000 common shares of Stellent, Inc. (“Stellent”) and 100 common shares of Century Realty Trust (“Century”).
As of June 30, 2005, our marketable securities had a fair market value of approximately $77,000 (based upon the NASDAQ closing quote of $7.50 per share for Stellent and $17.04 per share for Century on June 30, 2005). We recorded an unrealized loss on marketable securities during 2005 of approximately $13,000, resulting in a balance of approximately $38,000 in shareholders’ equity for unrealized gain on marketable securities.
The NASDAQ closing quote on August 8, 2005 was $8.34 per common share of Stellent and $16.80 per common share of Century.
We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method.
Note 5 — Mortgage Loan Payable
The mortgage loan payable secured by our residential real estate property has a balance at June 30, 2005 of approximately $2.7 million at a fixed interest rate of 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule.
Note 6 — Equity
During the first quarter of 2004, 935 preferred shares were converted to 3,224 common shares, at a conversion rate of 3.448 common shares for each preferred share. No other preferred shares were converted through June 30, 2005. On July 7, 2005, 300 preferred shares were converted to 1,034 common shares.

Effective January 2, 2004, we issued a total of 900,000 restricted common shares and 450,000 common share options at a price of $0.27 per share to three of our officers. The market value of the restricted common shares on the date of grant was $198,000. The options vest ratably over three years after issuance and expire after five years from the date of issuance. During the fourth quarter of 2004, 300,000 restricted common shares were cancelled and in the first quarter of 2005, 150,000 common share options were cancelled.
Effective February 16, 2004, 50,000 restricted common shares (issued during 2003) were cancelled.
Effective March 4, 2004 and 2005, a total of 500,000 restricted common shares are issuable to our landlord in connection with office space and related services for the twelve months ended March 4, 2004 and 2005.
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
Effective July 19, 2004, we committed to issue a total of 1.0 million restricted common shares to a new officer of the Company. The initial grant of 500,000 restricted shares was cancelled June 30, 2005 upon the executive’s termination of employment and no additional grants will be made.
Effective December 1, 2004 we issued 100,000 restricted common shares to a new employee of the Company. Half of the shares will vest on December 1, 2008 and the second half will vest on December 1, 2009. The market value of the 100,000 restricted common shares issued on the date of grant was $13,000.
Effective March 7, 2005 we issued 350,000 restricted common shares to a new employee of the Company. Half of the shares will vest in four years and the second half will vest in five years. The market value of the 350,000 restricted common shares issued on the date of grant was $70,000.
Effective June 3, 2005, we issued a total of 200,000 restricted common shares and 100,000 common share options at a price of $0.14 per share to our four independent trustees, who are not executive officers of Paragon, as part of their compensation for serving on Paragon’s board and committees. The market value of the restricted common shares on the date of grant was $28,000. The options vest one year after issuance and expire 90 days after leaving Paragon’s board.
As previously disclosed, in order for Paragon’s common shares to remain listed on the American Stock Exchange after December 2, 2005, Paragon is required to maintain shareholder’s equity of $6.0 million. In addition to finding potential acquisitions for Paragon and performing due diligence, we have also been exploring various ways to maintain our listing on the exchange. However, we have not yet been able to meet the requirements and may not be able to do so in the allotted time frame. Alternatively, if we are not able to comply with the exchange’s listing standards, then our shares may be traded on an Over-the-Counter Bulletin Board (OTCBB).
Note 7 — Loss Per Share
The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted are computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the six months ended June 30, 2005 and June 30, 2004 were 33,655,808 and 32,678,378, respectively. Common share equivalents of approximately 23.6 million and 23.7 million as of June 30, 2005 and June 30, 2004, respectively, include outstanding convertible preferred shares, warrants, stock options and limited partnership units, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the six months ended June 30,
	2005	2004
Numerator

Net loss attributable to Common Shareholders	(673,781)	(346,883)

Denominator
Weighted average Common Shares outstanding at June 30, 2005 and June 30, 2004, respectively:
Basic and Diluted	33,655,808	32,678,378

Basic and Diluted EPS
Net loss attributable to Common Shareholders -
Basic and Diluted	$(0.02)	$(0.01)

Note 8 — Commitments and Contingencies
Liquidity
As of June 30, 2005, our unrestricted cash resources were approximately $1,116,000 and our marketable securities available for sale were approximately $77,000. Our marketable securities primarily represented 10,000 common shares of Stellent. The NASDAQ closing quote on August 8, 2005 was $8.34 per common share of Stellent.
Our management team and board of trustees have formulated a value-added business strategy focused on acquiring well located, underperforming multifamily residential properties, including affordable housing complexes, and repositioning them through renovation, leasing, improved management and branding. Management has been pursuing this strategy by actively seeking and reviewing multifamily residential companies, portfolios and properties, including affordable housing projects. While we made offers to some of the sellers, low interest rates for debt financing have had the effect of increasing sale prices for these types of properties. We are currently engaged in discussions with potential sellers, but have not entered into any definitive purchase agreements for any of these properties. There can be no assurance that we will be able to enter into a definitive purchase agreement or that we will be able to close a transaction if an agreement is signed. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value a portfolio of the same type of properties as highly as they would value portfolios consisting of diverse properties.
We are dependent on our existing cash and Stellent shares to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements. Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we have reduced our material future obligations, which include a mortgage on the apartment complex and the salaries of our five employees. The debt service payment is being funded from the cash flow of the property secured by the mortgage, and the current monthly salary for each employee is only $5,000 or less. When we need additional resources for due diligence to review potential acquisitions, we use independent contractors. During the months from January through June 2005, we used from one to three independent contractors at a cost of $4,000 to $5,000 per month for each contractor.
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
Note 9 — Related Party Transactions
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
Mr. Mastandrea also owns two companies that provide services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees included for the six months ended June 30, 2005 were approximately $13,000 and for the six months ended June 30, 2004 were approximately $14,000. Reimbursement, at cost, for the payroll related costs paid and accrued for the six months ended June 30, 2005 was approximately $31,000 and for the six month period ended June 30, 2004 was approximately $33,000. As Paragon acquires more properties, we intend to use local third party management companies until we are able to provide management services internally for our properties.
Medical Insurance Reimbursement
Paragon was reimbursing MDC Realty Corp. for medical insurance, at cost, for one of its executive officers. The amount paid or accrued for the six months ended June 30, 2005 was $0 and for the six months ended June 30, 2004 was approximately $3,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on acquiring, owning and operating multi-family residential real estate. As of June 30, 2005, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment complex containing 72 units. Hampton Court Associates owns the remaining 99.0% interest in Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court Associates, which is the only limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.
Paragon is also the sole member of Paragon Housing LLC, which was the general partner of River West Apartments Limited Partnership (“River West”). In July 2005, Paragon Housing LLC withdrew as general partner of River West. River West is a single asset entity owning an apartment complex of 30 units. We do not consolidate Paragon Housing LLC with Paragon’s financial statements because we do not have financial or voting control over the entity, and we do not have sufficient equity at risk for Paragon Housing LLC to finance River West activities without additional subordinated financial support. Our exposure is limited to Paragon Housing LLC’s $100 capital contribution in River West, and we and Paragon Housing LLC are not obligated on any of the liabilities of River West.
Paragon has developed a value-added business plan that is primarily focused on acquiring well located, underperforming multifamily residential properties, including affordable housing complexes, and repositioning them through renovation, leasing, improved management, and branding. This strategy, while unique to public companies, is common among private companies on both a local and limited regional basis. Paragon’s investments will be in properties, portfolios and companies with value-added programs. Paragon intends to raise equity through public and private offerings. We may also use joint venture structures for property and portfolio acquisitions, and tax-deferred operating partnership units for acquisitions of companies.
Brief History
Paragon was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”). We operated as a traditional REIT by buying, selling, owning and operating commercial and residential properties through December 31, 1999.
In February 2000, former management of the Company purchased a software technology company. As a result of the operations of the technology company commencing in 2000, the Company did not meet the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In July 2001, former management sold the software technology company, but continued marketing the software product. In 2002, the Company discontinued the operations of the technology segment. Although Paragon is not taxed as a REIT for federal tax purposes, we can elect REIT status effective for 2005. We intend to take advantage of our tax loss carryforwards before electing to be a REIT again.
Forward-Looking Information
The following is a discussion of our results of operations for the six month periods ended June 30, 2005 and 2004 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004.

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004.
•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.
•	Our primary sources and uses of cash for the six month period ended June 30, 2005, and how we intend to generate cash for long-term capital needs.
•	Our current income tax status.
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
Results of Operations
Comparison of the Six Month Periods Ended June 30, 2005 and 2004
Revenues from Operations
Rental revenue was approximately $301,000 for the six month period ended June 30, 2005 and $296,000 for the six month period ended June 30, 2004. Rental revenue was comprised entirely of Richton Trail.
Interest and other revenue decreased by approximately $7,000 to approximately $20,000 for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004. The decrease is primarily due to the decrease in cash and cash equivalents between the periods. Cash was used during 2004 and 2005 to fund the operation of the Company while we implement our value-added acquisition strategy.
Expenses from Operations
Total expenses increased from approximately $751,000 for the six month period ended June 30, 2004 to approximately $992,000 for the six month period ended June 30, 2005, a net increase of approximately $241,000. Of the $241,000 increase, approximately $8,000 is related to Richton Trail and the balance of approximately $233,000 is an increase in general and administrative expense.

Richton Trail expenses increased approximately $8,000 from approximately $287,000 for the six month period ended June 30, 2004 to approximately $295,000 for the six month period ended June 30, 2005. Property operating and maintenance expense increased approximately $6,000 primarily as the result of an increase in bad debt expense. The expense categories property taxes and insurance, and depreciation and amortization, each increased approximately $2,000 and interest decreased approximately $2,000.
General and administrative expenses increased from approximately $464,000 for the six month period ended June 30, 2004 to approximately $697,000 for the six month period ended June 30, 2005. The increase of approximately $233,000 resulted from due diligence being performed on potential transactions, including legal fees, general consulting costs, and other miscellaneous items including travel costs for visiting properties.
Loss from operations before minority interest
As a result of the above, loss from operations before loss allocated to minority interest increased from approximately $428,000 for the six month period ended June 30, 2004 to approximately $671,000 for the six month period ended June 30, 2005.
Loss allocated to minority interest
Loss allocated to minority interests changed from approximately $81,000 of loss allocated for the six month period ended June 30, 2004 to an income allocation of approximately $3,000 for the six month period ended June 30, 2005. This is primarily as a result of fewer costs being allocated for the six month period ended on June 30, 2005 compared to the same period in 2004.
Net loss attributable to Common Shareholders
Based on the above, the net loss attributable to Common Shareholders increased from approximately $347,000 for the six month period ended June 30, 2004 to approximately $674,000 for the six month period ended June 30, 2005.
Comparison of the Three Month Periods Ended June 30, 2005 and 2004
Revenues from Operations
Rental revenue was approximately $150,000 for the three month period ended June 30, 2005 and $145,000 for the three month period ended June 30, 2004. Rental revenue was comprised entirely of Richton Trail.
Expenses from Operations
Total expenses increased from approximately $362,000 for the three month period ended June 30, 2004 to approximately $385,000 for the three month period ended June 30, 2005, a net increase of approximately $23,000. Of the $23,000 increase, approximately $9,000 is related to Richton Trail and the balance of approximately $14,000 is an increase in general and administrative expense.
Richton Trail total expense increased approximately $9,000 for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004. The increases were in utilities, payroll and bad debt expense, which are included in property, operating and maintenance expense.
General and administrative expenses increased from approximately $225,000 for the three month period ended June 30, 2004 to approximately $239,000 for the three month period ended June 30, 2005. The increase of approximately $14,000 resulted from the increased number of employees and increased costs related to reviewing new deals.

Loss from operations before minority interest
As a result of the above, loss from operations before loss allocated to minority interest increased from approximately $208,000 for the three month period ended June 30, 2004 to approximately $225,000 for the three month period ended June 30, 2005.
Income allocated to minority interest
Income allocated to minority interests decreased from approximately $6,000 of income allocated for the three month period ended June 30, 2004 to approximately $3,000 for the three month period ended June 30, 2005.
Net loss attributable to Common Shareholders
Based on the above, the net loss attributable to Common Shareholders increased from approximately $213,000 for the three month period ended June 30, 2004 to approximately $228,000 for the three month period ended June 30, 2005.
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
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. As of June 30, 2005, we have net operating losses and at December 31, 2004, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset of approximately $4.8 million, a valuation allowance of $4.8 million was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2024. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $9.1 million of the $11.0 net operating losses. These same regulations also limit the amount of loss used in any one year.
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
Cash Flows
As of June 30, 2005, our unrestricted cash resources were approximately $1,116,000 and our marketable securities available for sale were approximately $77,000, comprised primarily of 10,000 common shares of Stellent, Inc. The NASDAQ closing quote on August 8, 2005 was $8.34 per common share of Stellent, Inc. We are dependent on our existing cash resources and Stellent, Inc. shares to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.
During the six month period ended June 30, 2005, we used cash for (i) our continuing operations of approximately $640,000 including increased due diligence on potential transactions of approximately $233,000; (ii) additions to real estate properties of approximately $16,000; and (iii) payments on the mortgage loan payable of approximately $27,000. As a result, our cash balance decreased by approximately $683,000 from approximately $1,799,000 at December 31, 2004 to approximately $1,116,000 at June 30, 2005.
Future Obligations
Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we reduced our material future obligations, which include the mortgage on the apartment complex and the employment contracts for our executive officers.
•	The mortgage is being paid by the cash flow from Richton Trail. The property has been well maintained and managed, and has had historical occupancy in the range of 95% to 100%. So long as Richton Trail maintains approximately 85% occupancy, it will generate the cash flow needed to pay its current expenses and the mortgage debt service. We intend to keep the property as close to 100% occupancy as possible and do not foresee any market conditions that would show a decline in occupancy or rents during the coming year. Improvements to be made at the property through December 31, 2005 will be funded with cash generated from its operations.

•	As of June 30, 2005, we had five employees, and each employee’s monthly salary is $5,000 or less. The Company has the benefit of highly qualified employees in the real estate industry and other areas of expertise, for salaries that are well below market levels. Several of them have previous experience with publicly traded companies. As the Company grows and appreciates in value, our employees expect to share in the growth of the Company and to earn higher levels of compensation. Our employees will also share in the growth of the Company along with our other shareholders, because each has been incented by the grant of a significant number of common shares.

Long Term Liquidity and Operating Strategies
We historically have financed our long-term capital needs, including acquisitions, as follows:
•	Borrowings from new loans;
•	Additional equity issuances of our common and preferred shares; and
•	Proceeds from the sales of our real estate and technology segment.
Paragon has developed a value-added business plan that is primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing complexes, and repositioning them through renovation, leasing, improved management, and branding. This strategy, while unique to public companies, is common among private companies on both a local and limited regional basis. Paragon’s investments will be in properties, portfolios and companies with value-added programs. Paragon intends to raise equity through public and private offerings. We may also use joint venture structures for property and portfolio acquisitions, and tax-deferred operating partnership units for acquisitions of companies. Failure to obtain external sources of capital or to find sellers willing to exchange their properties for tax-deferred partnership units will materially and adversely affect our strategy and our operations, liquidity and financial results. Paragon’s investment advantages, compared to private companies, include our potential ability to access capital and to offer sellers a tax-deferred exit alternative to exchange their properties for partnership units with opportunities for both liquidity and share appreciation. Our cash resources are sufficient to meet our projected overhead for approximately twelve months while identifying and reviewing potential acquisitions.
Listing on American Stock Exchange
As previously disclosed, in order for Paragon’s common shares to remain listed on the American Stock Exchange after December 2, 2005, Paragon is required to maintain shareholder’s equity of $6.0 million. In addition to finding potential acquisitions for Paragon and performing due diligence, we have also been exploring various ways to maintain our listing on the exchange. However, we have not yet been able to meet the requirements and may not be able to do so in the allotted time frame. Alternatively, if we are not able to comply with the exchange’s listing standards, then our shares may be traded on an Over-the-Counter Bulletin Board (OTCBB).
Current Tax Status
At June 30, 2005, we have a net operating loss, and at December 31, 2004, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2024. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $9.1 million of the $11.0 net operating losses. These same regulations also limit the amount of loss used in any one year. Although we can elect REIT status effective for 2005, we intend to take advantage of our tax loss carryforwards before electing to be a REIT again.
We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Interest Rates and Inflation
For the past several years, interest rates have declined, and many financial experts and economists have agreed that interest rates reached bottom in 2003. Lower interest rates have led to higher selling prices for established real estate properties, the type that we intend to buy. Purchasers of properties have been able to place a larger amount of debt on their acquisitions because the lower interest rates have lowered the monthly mortgage payments. Interest rates started to increase during 2004, but asking prices for multifamily residential properties have not decreased. The interactions between an increase in interest rates and a decrease in selling prices of properties cannot be measured with any certainty. Paragon continues to pursue its value-added business plan during 2005. The economics of transactions, including price, current cash flow, existing debt, cost of new funds for acquiring the properties, and potential for increased value, will be reviewed closely prior to making any acquisitions.
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
ITEM 3. CONTROLS AND PROCEDURES
As of June 30, 2005, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of June 30, 2005, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.
Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to June 30, 2005.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following matters were submitted to a vote of our shareholders at our annual meeting on June 3, 2005:
Description of each matter voted on at meeting:

Proposal 1	Re-election of the following Trustees:
Daryl J. Carter and Michael T. Oliver.

Proposal 2	To authorize the Trustees to effect a reverse share split of our common shares.

Results of vote(1):

Proposal 1: Daryl J. Carter	Combined

For	33,373,566
Withheld	89,852
Individual shareholder non-votes	764,226

Proposal 1: Michael T. Oliver	Combined

For	33,373,566
Withheld	89,852
Individual shareholder non-votes	764,226

Proposal 2	Combined

For	32,884,703
Withheld	578,714
Individual shareholder non-votes	764,226
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

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea
Date: August 8, 2005		James C. Mastandrea
Chief Executive Officer

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee
Date: August 8, 2005		John J. Dee
Chief Financial Officer