Form 10QSB
period 2005-09-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2005-10-18
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission File Number:
0-25074
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1240 Huron Road, Suite 301, Cleveland, OH	44115
(Address of principal executive offices)	(Zip code)
Issuer’s telephone number: 216-430-2700

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑     No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
      As of October 17, 2005, the issuer had 33,541,649 common shares outstanding, including 2,859,765 common shares held in treasury.
      Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☑

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART I. Financial Information

Item 1. Financial Statements Consolidated Balance Sheet – September 30, 2005 (unaudited)	Page - 2 -

Consolidated Statements of Operations – Nine months ended September 30, 2005 and September 30, 2004 (unaudited)	Page - 3 -

Consolidated Statements of Operations – Three months ended September 30, 2005 and September 30, 2004 (unaudited)	Page - 4 -

Consolidated Statements of Cash Flows – Nine months ended September 30, 2005 and September 30, 2004 (unaudited)	Page - 5 -

Notes to Consolidated Financial Statements (unaudited)	Page - 6 -

Item 2. Management’s Discussion and Analysis or Plan of Operation	Page - 13 -

Item 3. Controls and Procedures	Page - 20 -

Part II. Other Information

Item 1. Legal Proceedings	Page - 21 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page - 21 -

Item 3. Defaults upon Senior Securities	Page - 21 -

Item 4. Submission of Matters to a Vote of Security Holders	Page - 21 -

Item 5. Other Information	Page - 21 -

Item 6. Exhibits	Page - 21 -

Signatures	Page - 22 -

EX – 31.1 Section 302 Certification of Principal Executive Officer
EX – 31.2 Section 302 Certification of Principal Financial Officer
EX – 32.1 CEO/CFO Certification Under Section 906 of Sarbanes-Oxley Act
EX-31.1 302 Certification for CEO
EX-31.2 302 Certification for CFO
EX-32.1 906 Certification for CEO/CFO

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Balance Sheet
September 30, 2005
(unaudited)

Assets
Investments in real estate:
Land	$797,682
Buildings and improvements	3,205,186
Furniture, fixtures and equipment	41,290

4,044,158
Accumulated depreciation and amortization	(185,435)

Net investments in real estate	3,858,723
Cash and cash equivalents	917,179
Marketable securities	87,591
Restricted cash	130,501
Accounts receivable, net	5,516
Other assets, net	186,190

Total Assets	$5,185,700

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loan payable	$2,723,978
Accounts payable and accrued expenses	170,474
Security deposits	59,925

Total liabilities	2,954,377

Minority interest in consolidated subsidiary	2,185,316

Commitments and Contingencies

Shareholders’ equity:
Preferred Shares — $0.01 par value, 10,000,000 authorized: 278,155 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,782
Common Shares — $0.01 par value, 100,000,000 authorized; 33,541,649 shares issued and outstanding	335,416
Additional paid-in capital	28,428,102
Accumulated other comprehensive income, net unrealized gain on marketable securities	48,915
Accumulated deficit	(25,403,060)
Treasury stock, at cost, 2,859,765 shares	(800,735)
Unearned compensation and trustees’ fees	(2,565,413)

Total shareholders’ equity	46,007

Total Liabilities and Shareholders’ Equity	$5,185,700

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the nine months ended September 30,
	2005	2004
Revenues
Rental revenue	$453,917	$455,741
Interest and other	31,087	38,511

Total revenues	485,004	494,252

Expenses
Property, operating and maintenance	147,698	158,694
Property taxes and insurance	75,727	70,738
Depreciation and amortization	67,689	65,006
Interest	122,219	124,912
General and administrative	874,963	717,386
Management fees	20,468	20,094

Total expenses	1,308,764	1,156,830

Loss from operations before (income) loss allocated to minority interest	(823,760)	(662,578)
(Income) loss allocated to minority interest	(17,807)	75,158

Net loss attributable to Common Shareholders	$(841,567)	$(587,420)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.03)	$(0.02)

Weighted average number of Common Shares outstanding: Basic and Diluted	33,617,311	32,899,490

Comprehensive loss:
Net loss	$(841,567)	$(587,420)
Other comprehensive loss:
Unrealized loss on marketable securities	(2,358)	(22,048)

Comprehensive loss	$(843,925)	$(609,468)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended September 30,
	2005	2004
Revenues
Rental revenue	$153,128	$160,130
Interest and other	10,686	11,054

Total revenues	163,814	171,184

Expenses
Property, operating and maintenance	41,850	58,511
Property taxes and insurance	26,312	24,033
Depreciation and amortization	22,956	21,997
Interest	40,994	41,760
General and administrative	177,468	253,024
Management fees	6,970	6,537

Total expenses	316,550	405,862

Loss from operations before income allocated to minority interest	(152,736)	(234,678)
Income allocated to minority interest	(15,050)	(5,859)

Net loss attributable to Common Shareholders	$(167,786)	(240,537)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of Common Shares outstanding: Basic and Diluted	33,541,570	33,342,790

Comprehensive loss:
Net loss	$(167,786)	$(240,537)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	10,887	(8,316)

Comprehensive loss	$(156,899)	$(248,853)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(841,567)	$(587,420)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs and trustees fees incurred through the issuance of shares	72,427	91,371
Rent expense incurred through the issuance of restricted shares	51,500	51,500
Depreciation and amortization	67,689	65,006
Income (loss) allocated to minority interest	17,807	(75,158)
Net change in assets and liabilities:
Accounts receivable, net	2,761	(581)
Restricted cash	(24,315)	(25,970)
Other assets, net	(73,991)	280,700
Accounts payable and accrued expenses	(93,136)	(15,491)
Rents received in advance and security deposits	5,211	2,316

Net cash used in continuing operations	(815,614)	(213,727)

Cash flows from investing activities:
Additions to real estate properties	(27,275)	(20,258)
Purchase of marketable securities	—	(1,175)

Net cash used in investing activities	(27,275)	(21,433)

Cash flows from financing activities:
Payments on mortgage loan	(39,294)	(36,601)

Net cash used in financing activities	(39,294)	(36,601)

Net decrease in cash and cash equivalents	(882,183)	(271,761)
Cash and cash equivalents
Beginning of period	1,799,362	2,218,674

End of period	$917,179	$1,946,913

Supplemental information to Consolidated Statements of Cash Flows

Interest paid	$122,219	$124,912

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 — Organization
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company focused primarily on acquiring, repositioning, owning, managing and operating multifamily apartment communities. As of September 30, 2005, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment community containing 72 units. Hampton Court Associates owns the remaining 99.0% interest in Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court Associates, which is the only limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.
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
Note 2 — Basis of Presentation
We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of September 30, 2005, the results of our operations for the nine month and three month periods ended September 30, 2005 and 2004, and of our cash flows for the nine month periods ended September 30, 2005 and 2004 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.
Note 3 — Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2005, and the reported amounts of revenues and expenses for the nine month and three month periods ended September 30, 2005 and 2004. Actual results could differ from those estimates. Significant estimates include the valuation of investments in real estate, marketable securities, deferred acquisition costs and deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

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
Cash and cash equivalents
Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. We also maintained cash of approximately $18,000 at September 30, 2005 in a money market account that was not federally insured. Cash of approximately $131,000 is classified as restricted at September 30, 2005 because approximately $70,000 is held in an escrow account of the mortgage lender for the payment of property taxes and insurance and approximately $61,000 is in a separate bank account for security deposits of our residential tenants.
Accounts Receivable
Our accounts receivable of approximately $6,000 are reported net of an allowance for bad debts of approximately $18,000 at September 30, 2005 for Richton Trail.
Other Assets
As of September 30, 2005, other assets include prepaid expenses of approximately $37,000, deferred financing costs incurred to obtain and secure mortgage debt financing of approximately $55,000 and deferred costs of approximately $105,000 related to a real estate acquisition contract of approximately $64.7 million.
The deferred financing costs are carried at cost, less accumulated amortization. They are being amortized over the life of the mortgage loan payable on a straight-line basis. Accumulated amortization related to deferred financing costs as of September 30, 2005 was approximately $10,000.

The deferred costs of approximately $105,000 consist of refundable escrow deposits of $75,000 for the acquisition of real property and deferred acquisition costs of approximately $30,000.
Revenue Recognition
Revenues from rental property are recognized when due from tenants. Leases are generally for terms of one year or less.
Stock Based Compensation
At September 30, 2005, we had one stock-based employee compensation plan. During the nine months ended September 30, 2005, we issued 100,000 common share options and issued 550,000 restricted share grants under this plan. In connection with the resignation of an employee we cancelled 150,000 common share options under this plan during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we issued 550,000 common share options and further issued 1,600,000 restricted share grants. In connection with the resignation of an employee in 2004, we cancelled 50,000 restricted share grants under this plan. During the nine months ended September 30, 2005, we also issued 875,000 warrants. The warrants are not part of our stock-based employee compensation plan.
We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, no stock-based employee compensation cost would be reflected in net loss, as all options granted under the plan have an exercise price equal to the market value of the underlying common shares on the date of grant. Stock based compensation cost of approximately $72,000 is reflected in net loss for the nine months ended September 30, 2005, and approximately $91,000 for the nine months ended September 30, 2004. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, to stock-based compensation.

	For the nine month periods ended
	September 30,
	2005	2004
Net loss attributable to Common Shareholders	$(841,567)	$(587,420)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	72,427	91,371

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(101,845)	(119,496)

Pro forma net loss attributable to Common Shareholders	$(870,985)	$(615,545)

Net loss attributable to Common Shareholders per Common Share:
Basic and Diluted — as reported	$(0.03)	$(0.02)

Basic and Diluted — pro forma	$(0.03)	$(0.02)

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
At September 30, 2005, we have net operating losses, and at December 31, 2004, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2024. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $9.1 million of the $11.0 net operating losses. These same regulations also limit the amount of loss used in any one year.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, marketable securities and a mortgage loan. The fair values of the financial instruments were not materially different from their carrying or contract values at September 30, 2005.
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
Note 4 — Marketable Securities
Our investments in marketable securities are available-for-sale, as of September 30, 2005, and represent 10,000 common shares of Stellent, Inc. (“Stellent”) and 100 common shares of Century Realty Trust (“Century”).
As of September 30, 2005, our marketable securities had a fair market value of approximately $88,000 (based upon the NASDAQ closing quote of $8.57 per share for Stellent and $18.91 per share for Century on September 30, 2005). We recorded an unrealized loss on marketable securities during 2005 of approximately $2,000, resulting in a balance of approximately $49,000 in shareholders’ equity for unrealized gain on marketable securities.
The NASDAQ closing quote on October 17, 2005 was $8.63 per common share of Stellent and $19.00 per common share of Century.
We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method.
Note 5 — Mortgage Loan Payable
The mortgage loan payable secured by our residential real estate property had a balance at September 30, 2005 of approximately $2.7 million at a fixed interest rate of 5.87% for a term of 10 years with monthly principal and interest payments of approximately $18,000 based on a 25-year amortization schedule.

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
Effective June 15, 2004, we issued a total of 200,000 restricted common shares and 100,000 common share options at a price of $0.18 per share to our four independent trustees, who are not executive officers of Paragon, as part of their compensation for serving on Paragon’s board and committees. The market value of the restricted common shares on the date of grant was $36,000. The options vest one year after issuance and expire 90 days after the trustee leaves Paragon’s board.
Effective July 19, 2004, we committed to issue a total of 1.0 million restricted common shares to a new officer of the Company. The initial grant of 500,000 restricted shares was cancelled June 30, 2005 upon the executive’s resignation of employment and no additional grants will be made.
Effective December 1, 2004, we issued 100,000 restricted common shares to a new employee of the Company. Half of the shares will vest on December 1, 2008 and the second half will vest on December 1, 2009. The market value of the 100,000 restricted common shares issued on the date of grant was $13,000.
Effective March 7, 2005, we issued 350,000 restricted common shares to a new employee of the Company. Half of the shares will vest in four years and the second half will vest in five years. The market value of the 350,000 restricted common shares issued on the date of grant was $70,000.
Effective June 3, 2005, we issued a total of 200,000 restricted common shares and 100,000 common share options at a price of $0.14 per share to our four independent trustees, who are not executive officers of Paragon, as part of their compensation for serving on Paragon’s board and committees. The market value of the restricted common shares on the date of grant was $28,000. The options vest one year after issuance and expire 90 days after the trustee leaves Paragon’s board.
On July 7, 2005, 300 preferred shares were converted to 1,034 common shares, at a conversion rate of 3.448 common shares for each preferred share.
Effective September 23, 2005, we issued to our legal counsel 875,000 warrants for our common shares at an exercise price of $0.10 per warrant representing the average closing price of our common shares for the preceding ten days. Each warrant is exercisable for one common share, can be exercised after a two year holding period, and expires five years from the date issued.
Note 7 — Loss Per Share
The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per

Share” (“EPS”) for all periods presented herein. Net loss per weighted average Common Share outstanding—basic and net loss per weighted average Common Share outstanding—diluted are computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the nine months ended September 30, 2005 and September 30, 2004 were 33,617,311 and 32,899,490, respectively. Common share equivalents of approximately 24.4 million and 23.7 million as of September 30, 2005 and September 30, 2004, respectively, include outstanding convertible preferred shares, warrants, stock options and limited partnership units, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the nine months ended September 30,
	2005	2004
Numerator
Net loss attributable to Common Shareholders	(841,567)	(587,420)

Denominator
Weighted average Common Shares outstanding at September 30, 2005 and September 30, 2004, respectively: Basic and Diluted	33,617,311	32,899,490

Basic and Diluted EPS
Net loss attributable to Common Shareholders — Basic and Diluted	$(0.03)	$(0.02)

Note 8 – Commitments and Contingencies
Liquidity
As of September 30, 2005, our unrestricted cash resources were approximately $917,000 and our marketable securities available for sale were approximately $88,000. Our marketable securities primarily represented 10,000 common shares of Stellent. The NASDAQ closing quote on
October 17, 2005 was $8.63 per common share of Stellent.
Our management team and board of trustees have formulated a value-added business strategy focused on acquiring well located, underperforming multifamily residential properties and repositioning them through renovation, leasing, improved management and branding. Management has been pursuing this strategy by actively seeking and reviewing multifamily residential companies, portfolios and properties, including affordable housing projects. While we made offers to some of the sellers, low interest rates for debt financing have had the effect of increasing sale prices for these types of properties. We have entered into a definitive purchase agreement to acquire for approximately $64.7 million, ten multifamily residential communities in Texas and Ohio, consisting of 1,478 units. There can be no assurance that we will be able to close the transaction. Even if our management is successful in closing the transaction, investors may not value the transaction in the same manner as we did, and investors may not value a portfolio of the same type of properties as highly as they would value portfolios consisting of diverse properties.
We are dependent on our existing cash and Stellent shares to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements. Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we have reduced our material future obligations, which include a mortgage on the apartment community and the salaries of our four employees. The debt service payment is being funded from the cash flow of the property secured by the mortgage, and the current monthly salary for each employee is only $5,000 or less. When we need additional resources for due diligence to review potential acquisitions, we use independent contractors. During the months from January through September 2005, we used from one to three independent contractors at a cost of $4,000 to $5,000 per month for each contractor.
We historically have financed our long-term capital needs, including acquisitions, as follows:
•	Borrowings from new loans;

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.
There can be no assurance that any of these alternatives will be adopted, or if adopted, will be successful.
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
Note 9 – Related Party Transactions
Richton Trail Acquisition and Management Fees
Effective July 1, 2003, we closed the acquisition of our residential apartment community, Richton Trail, following approval by our shareholders of the transaction on June 30, 2003. Our operating partnership, Paragon Real Estate, LP, acquired the residential community along with the associated mortgage from Hampton Court Associates, LP (“Hampton Court”), a partnership controlled by James C. Mastandrea, its general partner and our Chairman, Chief Executive Officer and President. In consideration for transferring Richton Trail, Hampton Court received 813,938 restricted limited partnership units of Paragon Real Estate, LP. Each unit is redeemable after four years for cash, or, at our option, 22.881 of our common shares.
Mr. Mastandrea also owns two companies that provide services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trail’s payroll related costs. Related management fees of $20,000 were included for the nine months ended September 30, 2005 and 2004. Reimbursement, at cost, for the payroll related costs paid and accrued for the nine months ended September 30, 2005 was approximately $47,000 and for the nine month period ended September 30, 2004 was approximately $49,000. As Paragon acquires more properties, we intend to use local third party management companies until we are able to provide management services internally for all our properties.
Medical Insurance Reimbursement
Paragon previously reimbursed MDC Realty Corp. for medical insurance, at cost, for one of its executive officers. The amount paid or accrued for the nine months ended September 30, 2005 was $0 and for the nine months ended September 30, 2004 was approximately $4,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company focused primarily on acquiring, repositioning, owning, managing and operating multifamily apartment communities. As of September 30, 2005, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment community containing 72 units located near Chicago, Illinois. Hampton Court Associates owns the remaining 99.0% interest in Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court Associates, which is the only limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.
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
Paragon has developed a value-added business plan that is primarily focused on acquiring well located, underperforming multifamily residential properties and repositioning them through renovation, leasing, improved management, and branding. Paragon’s investments will be in properties, portfolios and companies with value-added programs. Paragon intends to raise equity through public and private offerings. We may also use joint venture structures for property and portfolio acquisitions, and tax-deferred operating partnership units for acquisitions of companies.
On September 26, 2005, we entered into an agreement to acquire for approximately $64.7 million, ten apartment communities in Texas and Ohio, consisting of 1,478 units, which is subject to the completion of due diligence, our obtaining financing and other customary closing conditions. We are exploring a variety of capital raising alternatives and expect that the acquisition will close in late 2005 or early 2006.
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
Forward-Looking Information
The following is a discussion of our results of operations for the nine month and three month periods ended September 30, 2005 and 2004 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004.

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the nine month period ended September 30, 2005, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
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
The following discussion and analysis should be read in conjunction with the financial statements and associated notes appearing at the beginning of this report.
Results of Operations
Comparison of the Nine Month Periods Ended September 30, 2005 and 2004
Revenues from Operations
Rental revenue was approximately $454,000 for the nine month period ended September 30, 2005 and $456,000 for the nine month period ended September 30, 2004. Rental revenue was comprised entirely of Richton Trail.
Interest and other revenue decreased by approximately $8,000 to approximately $31,000 for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004. The decrease is primarily due to the decrease in cash and cash equivalents between the periods. Cash was used during 2004 and 2005 to fund the operation of the Company while we implement our value-added acquisition strategy.
Expenses from Operations
Total expenses increased from approximately $1,157,000 for the nine month period ended

September 30, 2004 to approximately $1,309,000 for the nine month period ended September 30, 2005, a net increase of approximately $152,000. The $152,000 increase includes a decrease of approximately $6,000 related to Richton Trail and an increase in general and administrative expense of approximately $158,000.
Richton Trail expenses decreased approximately $6,000 from approximately $440,000 for the nine month period ended September 30, 2004 to approximately $434,000 for the nine month period ended September 30, 2005. Property operating and maintenance expense decreased approximately $11,000 as the result of decreased legal expense of approximately $7,000 and decreased utilities expense of approximately $4,000. Interest expense decreased approximately $3,000. These decreases are offset by increases in property taxes of approximately $2,000, increased insurance cost of approximately $3,000 and increased depreciation expense of approximately $3,000.
General and administrative expenses increased from approximately $717,000 for the nine month period ended September 30, 2004 to approximately $875,000 for the nine month period ended September 30, 2005. The increase of approximately $158,000 resulted from due diligence being performed on potential transactions, including legal fees, general consulting costs, and other miscellaneous items including travel costs for visiting properties.
Loss from operations before minority interest
As a result of the above, loss from operations before loss allocated to minority interest increased from approximately $663,000 for the nine month period ended September 30, 2004 to approximately $824,000 for the nine month period ended September 30, 2005.
Loss allocated to minority interest
Loss allocated to minority interests changed from approximately $75,000 of loss allocated for the nine month period ended September 30, 2004 to an income allocation of approximately $18,000 for the nine month period ended September 30, 2005. This is primarily as a result of fewer costs being allocated for the nine month period ended on September 30, 2005 compared to the same period in 2004.
Net loss attributable to Common Shareholders
Based on the above, the net loss attributable to common shareholders increased from approximately $587,000 for the nine month period ended September 30, 2004 to approximately $842,000 for the nine month period ended September 30, 2005.
Comparison of the Three Month Periods Ended September 30, 2005 and 2004
Revenues from Operations
Rental revenue was approximately $153,000 for the three month period ended September 30, 2005 and $160,000 for the three month period ended September 30, 2004. Rental revenue was comprised entirely of Richton Trail.
Expenses from Operations
Total expenses decreased from approximately $406,000 for the three month period ended September 30, 2004 to approximately $317,000 for the three month period ended September 30, 2005, a net decrease of approximately $89,000. Of the $89,000 decrease, approximately $13,000 is related to Richton Trail and the balance of approximately $76,000 is a decrease in general and administrative expense.
Richton Trail total expense decreased approximately $13,000 for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004. The decreases were in utilities, repairs and maintenance, legal, and bad debt expense, which are included in property, operating and maintenance expenses.
General and administrative expenses decreased from approximately $253,000 for the three month period ended September 30, 2004 to approximately $177,000 for the three month period ended September 30, 2005. The decrease of approximately $76,000 was the result of reduced outside accounting costs of approximately $31,000 because we are performing more of accounting functions internally, lower legal costs of approximately $27,000 because of litigation resolved in 2004, and lower stock exchange fees of approximately $18,000 related to listing our stock-based employee compensation plan in 2004.
Loss from operations before minority interest
As a result of the above, loss from operations before income allocated to minority interest decreased from approximately $235,000 for the three month period ended September 30, 2004 to approximately $153,000 for the three month period ended September 30, 2005.
Income allocated to minority interest
Income allocated to minority interests increased from approximately $6,000 of income allocated for the three month period ended September 30, 2004 to approximately $15,000 for the three month period ended September 30, 2005.
Net loss attributable to Common Shareholders
Based on the above, the net loss attributable to common shareholders decreased from approximately $241,000 for the three month period ended September 30, 2004 to approximately $168,000 for the three month period ended September 30, 2005.
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
Deferred Acquisition Costs
We entered into an agreement to acquire for $64.7 million, ten apartment communities in Texas and Ohio, consisting of 1,478 units, which is subject to the completion of due diligence, Paragon’s obtaining financing and other customary closing conditions. We defer costs incurred to acquire the properties until closing. If this acquisition is not successful, these costs would be expensed in a future period.
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. As of September 30, 2005, we have net operating losses and at December 31, 2004, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset of approximately $4.8 million, a valuation allowance of $4.8 million was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2024. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $9.1 million of the $11.0 net operating losses. These same regulations also limit the amount of loss used in any one year.
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
Cash Flows
As of September 30, 2005, our unrestricted cash resources were approximately $917,000 and our marketable securities available for sale were approximately $88,000, comprised primarily of 10,000 common shares of Stellent, Inc. The NASDAQ closing quote on October 17, 2005 was $8.63 per common share of Stellent, Inc. We are dependent on our existing cash resources and Stellent, Inc. shares to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.
During the nine month period ended September 30, 2005, we used cash for (i) our continuing operations of approximately $816,000 including increased due diligence on potential transactions of approximately $232,000 and refundable escrow deposits of $75,000 for the acquisition of property; (ii) additions to real estate properties of approximately $27,000; and (iii) payments on the mortgage loan payable of approximately $39,000. As a result, our cash balance decreased by approximately $882,000 from approximately $1,799,000 at December 31, 2004 to approximately $917,000 at September 30, 2005.

Future Obligations
Because the cash flow from our properties is not expected to fully fund our future liquidity requirements, we reduced our material future obligations, which include the mortgage on Richton Trail and the employment contracts for our executive officers.
•	The mortgage is being paid by the cash flow from Richton Trail. The property has been well maintained and managed, and has had historical occupancy in the range of 95% to 100%. So long as Richton Trail maintains approximately 85% occupancy, it will generate the cash flow needed to pay its current expenses and the mortgage debt service. We intend to keep the property as close to 100% occupancy as possible and do not foresee any market conditions that would show a decline in occupancy or rents during the coming year. Improvements to be made at the property through December 31, 2005 will be funded with cash generated from its operations.

•	As of September 30, 2005, we had four employees, and each employee’s monthly salary is $5,000 or less. The Company has the benefit of highly qualified employees in the real estate industry and other areas of expertise, for salaries that are well below market levels. Several of them have previous experience with publicly traded companies. As the Company grows and appreciates in value, our employees expect to share in the growth of the Company and to earn higher levels of compensation. Our employees will also share in the growth of the Company along with our other shareholders, because each has been incented by the grant of a significant number of common shares.

•	We entered into an agreement to acquire for $64.7 million, ten apartment communities in Texas and Ohio, consisting of 1,478 units, which is subject to the completion of due diligence, Paragon’s obtaining financing and other customary closing conditions. We are exploring a variety of capital raising alternatives and expect the acquisition to close in late 2005 or early 2006.
Long Term Liquidity and Operating Strategies
We historically have financed our long-term capital needs, including acquisitions, as follows:
•	Borrowings from new loans;

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.
Paragon has developed a value-added business plan that is primarily focused on acquiring well located, under-performing multifamily residential properties and repositioning them through renovation, leasing, improved management, and branding. Paragon’s investments will be in properties, portfolios and companies with value-added programs. Paragon intends to raise equity through public and private offerings. We may also use joint venture structures for property and portfolio acquisitions, and tax-deferred operating partnership units for acquisitions of companies. Failure to obtain external sources of capital or to find sellers willing to exchange their properties for tax-deferred partnership units will materially and adversely affect our strategy and our operations, liquidity and financial results. Paragon’s investment advantages, compared to private companies, include our potential ability to access capital and to offer sellers a tax-deferred exit alternative to exchange their properties for partnership units with opportunities for both liquidity and share appreciation. Our cash resources are sufficient to meet our projected overhead for approximately twelve months while identifying and reviewing potential acquisitions.
American Stock Exchange Listing
In September 2005, the American Stock Exchange notified us we were not in compliance with continued listing requirements related to shareholders’ equity being less than $6 million and losses from continuing operations and net losses for the past five years. In addition the exchange recommended a reverse split of our common shares because the price per share has been below $0.24 for the last 12 months. In response to a letter received from the exchange in December 2004, we submitted a plan to the exchange to regain compliance with the continuing listing standards, which the exchange determined made a reasonable demonstration for the Company to regain compliance by December 2, 2005 and is subject to periodic review by the exchange to determine if we are making progress consistent with the plan. In addition, in June 2005 at the annual meeting, the shareholders approved our board of trustees to effect a reverse split of our common shares at the appropriate time. If we are not in compliance with the listing standards by December 2, or we do not make progress consistent with the plan, our common shares will be subject to delisting proceedings. In the interim, our common shares continue to trade on Amex.
Current Tax Status
At September 30, 2005, we have a net operating loss, and at December 31, 2004, we had net operating losses totaling approximately $11.0 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2024. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $9.1 million of the $11.0 net operating losses. These same regulations also limit the amount of loss used in any one year. Although we can elect REIT status effective for 2005, we intend to take advantage of our tax loss carryforwards before electing to be a REIT again.
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

ITEM 3. CONTROLS AND PROCEDURES
As of September 30, 2005, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of September 30, 2005, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.
Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to September 30, 2005.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Effective September 23, 2005, we issued to our legal counsel 875,000 warrants for our common shares at an exercise price of $0.10 per warrant representing the average closing price of our common shares for the preceding ten days. Each warrant is exercisable for one common share, can be exercised after a two year holding period, and expires after five years from the date issued.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
Exhibits

Exhibit
Number	Exhibit Description

10.8	Purchase Agreement dated September 26, 2005, by and among Veard Baytown Limited Partnership, Veard Stafford Limited Partnership, Veard Lake Jackson Limited Partnership, Veard Wharton Limited Partnership, Veard Irving Limited Partnership, Veard Arlington Limited Partnership, Veard Amarillo Limited Partnership, Veard Victoria Limited Partnership, Veard Kettering Limited Partnership, Veard Canton Limited Partnership and Paragon Real Estate Equity and Investment Trust (filed as exhibit 2.1 with the Company’s Current Report on Form 8-K filed on September 26, 2005 and incorporated herein by reference)

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea

Date: October 17, 2005		James C. Mastandrea
Chief Executive Officer

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee

Date: October 17, 2005		John J. Dee
Chief Financial Officer