Form 10KSB
period 2005-12-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2006-03-21
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number: 0-25074
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
1240 Huron Road, Cleveland, OH	44115
(Address of principal executive offices)	(Zip code)
Issuer’s telephone number: 216-430-2700 Fax number: 216-430-2702

Securities registered under Section 12(b) of the Act: None
Securities registered under to Section 12(g) of the Act: Common Shares, $0.01 par value
Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the exchange act. ☐
Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑.
Indicate by check mark whether the Registrant is a shell company (as defined in rule 126-2 of the Exchange Act. Yes ☐ No ☑
Registrant’s revenues for its most recent fiscal year: $646,442.
At March 16, 2006, the Registrant had 33,191,649 common shares of beneficial interest (including 2,859,765 shares held in treasury), $0.01 par value, and 278,155 Class A Cumulative Convertible Preferred Shares. The aggregate market value of the voting common and preferred shares held by non-affiliates of the Registrant was approximately $855,818 based on the closing price of $0.06 per common share on the over-the-counter bulletin board on March 16, 2006. The aggregate market value of the voting preferred shares was valued as if each of the remaining 116,745 preferred shares held by non-affiliates were converted into 3.448 common shares on March 16, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
2005 ANNUAL REPORT ON FORM 10-KSB

EXHIBITS
Exhibit 31.1	Section 302 CEO Certificate
Exhibit 31.2	Section 302 CFO Certificate
Exhibit 32.1	Section 906 CEO & CFO Certificate

PART I
Item 1. Description of Business
Company Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus during 2005 on acquiring, repositioning, owning, managing and operating multifamily apartment communities. Generally, however, the selling prices of this asset category have been quite high recently and have impacted the availability and cost of financing. During 2006, Paragon has also been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments.
As of December 31, 2005, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment community containing 72 units. Hampton Court Associates owns the remaining 99.0% interest in Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court Associates, which is the only limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.
The Company was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”). We operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company not meeting the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In 2002, the Company discontinued the operations of the technology segment and can elect REIT status effective for 2005, though we intend to take advantage of our tax loss carryforwards before electing to be a REIT again.
From 2003 through 2005, we pursued a value-added business plan primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. Throughout 2005, Paragon reviewed several portfolios of apartment properties, and in August 2005, identified a portfolio of ten apartment communities comprised of 1,478 units located in Texas and Ohio, and signed a contract in September 2005 to acquire the portfolio for $62.6 million. In order to fund the acquisition, Paragon hired an investment banking firm, which advised the Company to do a public equity offering for $100 million for this acquisition and to provide funds for future acquisitions and operations. The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) in October 2005, which the SEC decided not to review allowing the Company to proceed with the public offering. Subsequently, Paragon’s investment advisor informed the Company that market conditions made it impractical to continue with the proposed offering, and the Company withdrew the registration statement from the SEC in January 2006. Without completing the public offering, the Company was not able to meet the listing requirements of the American Stock Exchange (“Amex”) because its book equity was less than the $6 million minimum requirement, it had sustained several consecutive years of losses from operations and net losses, and its common shares had been selling at a low share price for more than a year. In February 2006, Amex delisted Paragon’s common shares, which then commenced being quoted on the over-the-counter bulletin board (“OTC Bulletin Board”) and on the pink sheets with the new stock symbol “PRGL”. The Company is continuing its search for financing to complete the acquisition of the ten apartment communities under contract, which has been extended until March 31, 2006 with a closing by April 30, 2006. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to close the acquisition as well as adversely affect its ability to continue to operate as a public company.

Because the cash flow from our property does not fully fund our operations, we have reduced our day-to-day overhead and material future obligations. We have reduced overhead expenses by not replacing employees who have left, reducing office space and rent, reducing the use of outside consultants, negotiating discounts on prices wherever possible, and delaying or foregoing other expenses. The mortgage debt service payment is funded from the cash flow of the property secured by the mortgage, and the current salary requirements of the employment contracts is only $5,000 per month for each executive officer. We historically have financed our long-term capital needs, including acquisitions, as follows:
•	Borrowings from new loans;

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.
There can be no assurance any of the alternatives will be adopted, or if adopted, will be successful.
Real Estate
Paragon Real Estate, LP, an operating partnership of which we are sole general partner and own a 1.0% interest, owns Richton Trail, a residential apartment community containing 72 units located near Chicago, Illinois.
Our operating partnership, Paragon Real Estate, LP, acquired the residential community in 2003 along with the associated mortgage from Hampton Court Associates, a partnership controlled by James C. Mastandrea, its general partner and our Chairman, Chief Executive Officer and President. In consideration for transferring Richton Trail, Hampton Court Associates received 813,938 restricted limited partnership units of Paragon Real Estate, LP. Each unit is redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.
Real Estate Tenants
Our tenants have leases that are generally for terms of one year or less.
Competition
The real estate market is highly competitive. Competing properties may be newer or have more desirable locations than the Company’s current property holding. If the market does not absorb newly constructed units, market vacancies will increase and market rents may decline. As a result, we may have difficulty leasing units within our properties and may be forced to lower rents on leases to compete effectively.
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
Employees
The Company has three full-time employees as of March 16, 2006.
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
Our cash resources are limited.
As of December 31, 2005, our unrestricted cash resources were approximately $529,000. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements. Our unrestricted cash is not sufficient to allow us to continue operations beyond mid-2006 and we have been reviewing alternatives, including value-added real estate deals for land development, retail, office, industrial, hotel and joint venture investments, as well as reverse merging with another company, selling the corporate entity, and seeking additional investors.
We have a history of losses.
We have reported net losses for each year since our inception. We have an accumulated deficit of approximately $25.9 million as of December 31, 2005. There can be no assurance that we will become profitable in the future.
We have not been able to raise funds through a public equity offering.
In October 2005, we filed a registration statement with the SEC to offer $100 million of our common shares in a public equity offering. The SEC determined not to review the registration statement, thus allowing the Company to proceed to sell the common shares. Subsequently, Paragon’s investment advisor informed the Company that market conditions made it impractical to continue with the proposed offering, and the Company withdrew the registration statement from the SEC in January 2006. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to close the acquisition as well as adversely affect its ability to continue to operate as a public company.
We have not been able to meet the American Stock Exchange’s continued listing qualifications.
Paragon was advised by Amex that Amex delisted Paragon’s common shares. On February 14, 2006, Paragon’s common shares commenced being quoted on the OTC Bulletin Board and on the pink sheets with the new symbol “PRGL”.
In addition, our common shares are thinly traded and trading volumes fluctuate significantly. The average trading volume for the year ended December 31, 2005 was approximately 37,000 common shares per day. As a result, investors may have difficulty selling our common shares at generally prevailing prices.
We have approximately $2.7 million in debt secured by Richton Trail.
Our declaration of trust and bylaws have no limitation on the amount of debt that we may incur in the purchase, sale, development or expansion of any property. Richton Trail secures approximately
$2.7 million of outstanding mortgage debt. In the future, we may incur additional indebtedness to finance other acquisitions and development projects. Our debt service requirements may reduce funds available for operations and future business opportunities, and may increase our vulnerability to adverse general economic and industry conditions and competition.
We may not be able to consummate the acquisition we have under contract for ten apartment communities.
We have a signed contract to acquire a portfolio of ten apartment communities, comprised of 1,478 units located in Texas and Ohio, for $62.6 million by March 31, 2006 with a closing by April 30, 2006. This acquisition is subject to several closing conditions, including satisfactory completion of due diligence, obtaining financing and other customary closing conditions. If any of these conditions are not met, we may not be able to consummate the acquisition or we may purchase some but not all of the apartment communities. The failure to consummate the acquisition, in whole or in part, could adversely affect our financial condition, results of operations and cash flows and the market price of our common shares.
We need additional capital to execute our business plan and may not be able to obtain it.
We need additional equity and debt financing to execute our value-added business plan. Additional financing may have unacceptable terms or may not be available at all for reasons relating to:
•	Our limited operating history;

•	Our inability to meet our business plan; and

•	Lenders’ or investors’ view of real estate operating companies with a focus on one segment of real estate or small-capitalized companies.
If adequate financing is not available, we will not be able to acquire additional properties or develop new properties. Failure to obtain this financing will materially and adversely affect our strategy. Any additional capital offerings could dilute our existing shareholders, and we expect that as we grow, our existing shareholders will be diluted significantly.
We will be subject to risks with debt financing.
Our business plan relies on debt financing. There are numerous risks associated with debt financing including:
•	We must generate cash to service our debt;

•	An increase in interest expense would adversely affect our cash flow, our ability to make future distributions to our shareholders and the value of our shares;

•	We may not be able to finance necessary capital expenditures for renovations and other improvements on favorable terms or at all; and

•	Our apartment community is mortgaged to secure payment of indebtedness, and if we are unable to meet mortgage payments, the property could be foreclosed with a consequent loss of income and asset value to us.
Our focus on multi-family residential property may not be beneficial.
Richton Trail is a multi-family residential property, a segment of real estate on which we focused from

2003 through 2005. During this time, we have been actively seeking and reviewing multi-family residential companies, portfolios and properties, including affordable housing communities, for potential acquisition. We have a signed contract to acquire a portfolio of ten apartment communities, comprised of 1,478 units in Texas and Ohio, for $62.6 million by March 31, 2006 with a closing by April 30, 2006. There can be no assurances that we will be able to close this transaction. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value a portfolio of the same type of properties as highly as they would value portfolios consisting of diverse properties.
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
Mr. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, is a member and the manager of Paragon Real Estate Development, LLC and John J. Dee, our Chief Financial Officer and a trustee, is also a member of that entity. Mr. Mastandrea and Mr. Dee have 12,233,738 restricted common shares and 161,410 restricted preferred shares each convertible into 22.881 common shares. Mr. Mastandrea and Mr. Dee assigned their common and preferred shares to Paragon Real Estate Development, LLC. Mr. Mastandrea also purchased 28,432 common shares on the open market in 2004. In addition, Hampton Court Associates owns 813,938 units in Paragon Real Estate, LP, which may be converted into cash, or at our option, 18,623,715 common shares at any time after July 1, 2007. Mr. Mastandrea is the general partner of Hampton Court Associates and owns directly or indirectly 325,575 of these units, which may be converted into 7,449,481 common shares or cash, at our discretion. If Mr. Mastandrea caused Hampton Court Associates to redeem all of the limited partnership units in Paragon Real Estate, LP, and we elected to convert such units into common shares, and if the preferred shares held by Paragon Real Estate Development, LLC were converted into common shares, then including the other common shares held by Paragon Real Estate Development, LLC, and if all exercisable options were exercised, Mr. Mastandrea would own or have the right to vote approximately 67.3% of our common shares. Consequently, he would have the ability to approve some matters requiring the vote of shareholders which may result in corporate action with which you do not agree.
Mr. Mastandrea has the right to appoint a majority of our board of trustees.
Under a restricted share agreement, Mr. Mastandrea will have the right to appoint five trustees to our board as long as Paragon Real Estate Development, LLC owns either:
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
Mr. Mastandrea owns a combined mixed-use shopping plaza and office facility in suburban Chicago, Illinois. We do not believe that this property will compete with our apartment community; however, it is possible that this mixed-use facility may compete with us in the future in the event we invest in a similar property in close proximity to it.
We are dependent on a small number of key senior professionals and the loss of any of these professionals could adversely affect our results and may, in turn, negatively affect the market price of our common shares.
The loss of professionals, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our operating results. Among the key professionals on whom we depend, and whose loss could have a material adverse effect on our business, are Mr. Mastandrea and Mr. Dee. We believe that personal relationships with potential investors, lenders and sellers of real estate properties and projects are an important component of our business plan. These relationships depend in part upon the individual employees who represent us. We will face competition for experienced real estate professionals. We cannot assure you that losses of key personnel due to competition or otherwise will not occur.
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
Our existing property is located in Illinois. Assuming no other property acquisitions under our business plan, our financial performance is dependent upon economic conditions in this state and the specific local market where the property is located. Like other real estate markets, this market has experienced economic downturns in the past. Such slowdowns can lead companies to lay off employees, which might cause individuals to move or miss rent payments. Declines in the economy of the Illinois real estate market could adversely affect our operations or cash flow and ability to meet ongoing obligations, pay distributions to our shareholders, if in the future we elect to pay cash dividends on our common shares, and adversely impact the value of our shares.
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
Because of rising costs in general, we might experience increases in our property maintenance costs, such as for cleaning, electricity, real estate taxes and heating, ventilation and air conditioning. If operating expenses increase, the availability of other comparable apartment communities in our specific geographic market may limit our ability to increase rents, which could reduce our cash flows and limit our ability to make distributions to shareholders, if in the future we elect to pay cash dividends on our common shares.
New development and acquisitions may not produce results in accordance with our expectations and may require development and renovation costs exceeding our estimates.
Our real estate investment strategy during 2005 was to grow by acquiring well located, under-performing multi-family residential properties and repositioning them through renovation, leasing,

improved management and branding. During 2006, we have also been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel and joint venture investments. Once made, our investments may not produce results in accordance with our expectations. Our actual renovation, improvement development costs to bring an acquired property up to market standards or to bring units of an existing property up to standards for a tenant may exceed our estimates. Risks associated with these activities include:
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
Item 2. Description of Property
As of December 31, 2005, we owned an interest in one residential apartment community, Richton Trail, consisting of 12 three-story apartment buildings containing a total 72 units, which we acquired on July 1, 2003. The apartment buildings were built in 1978, 1979 and 1982, were refurbished in the late 1980’s and again in the 1990’s. They are situated in a suburb of Chicago on 3.21 acres, or 139,884 square feet, of land. Each building has its own parking lot and contains six apartment units, with a combined total of 60 two-bedroom apartments and 12 one-bedroom apartments.
Richton Trail contains 56,040 square feet of net rentable area and 74,196 square feet of above grade gross building area. The property has generated rental revenue of approximately $605,000 in 2005, and for the year ended December 31, 2005, 96.6% of the property, or approximately 70 units, were rented. Tenants’ lease obligations are generally on a year-to-year basis. Richton Trail must maintain approximately 90% of the apartments rented in order to achieve the necessary cash flow to operate the property with its current expenses and liabilities. We currently have no plans for any significant improvements at Richton Trail because the property has been maintained in the past and it is at or near full occupancy.
Paragon Real Estate, LP, an operating partnership of which we are sole general partner and own a 1.0% interest, owns Richton Trail. Hampton Court Associates owns the remaining 99.0% interest of Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court Associates, which is the only limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 limited partnership units, each redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.
Investments in Real Estate Depreciation and Insurance Coverages
For financial reporting, depreciation expense on our apartment community is computed using the straight line method based on a useful life of 40 years and the original acquisition cost allocated to buildings of approximately $3.2 million. For tax reporting, depreciation expense is computed under the modified accelerated cost recovery system using the double-declining depreciation method based on a useful life of 27.5 years and the original tax basis of the buildings of approximately $836,000. The tax basis is the previous owner’s undepreciated basis of the property, which was a tax deferred exchange for operating partnership units of Paragon Real Estate, LP.
The stated real estate tax rate of Cook County Illinois is 11.504%, which is applied to the equalized assessed value of the property. This value is the product of the assessor’s determination of the property value, an assessment factor of 16%, and a state equalization factor of 2.5757. The annual real estate taxes paid in 2005 were $88,498, based on the assessor’s property value of approximately $1.9 million.
We believe we have adequate insurance coverage for our real estate property.
Mortgage Loan
Richton Trail has a mortgage loan with an independent lender. The mortgage loan had an original balance of $2.8 million with a fixed interest rate of 5.87% for a term of 10 years. The monthly principal and interest payments are approximately $18,000, based on a 25-year amortization schedule. The balance due at maturity in 2013 will be approximately $2.1 million. The mortgage loan payable was approximately $2,711,000 as of December 31, 2005.

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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II
Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares began trading on the Amex on October 28, 1999 under the symbol “RPP”.
On June 30, 2003 we changed our name to “Paragon Real Estate Equity and Investment Trust.” As a result of our name change our common shares traded under the new symbol “PRG” on the Amex. Amex delisted Paragon’s common shares for failure to meet listing requirements and on February 14, 2006, Paragon’s common shares commenced being quoted on the OTC.BB and on the pink sheets with the new symbol “PRGL”.
Our Class A Preferred Shares began trading on the Amex on October 28, 1999 under the symbol “RPP.A.” In May 2003, we offered preferred shareholders a one-time incentive to exchange preferred shares for common shares, which expired June 30, 2003. After the exchange offer was completed, the remaining preferred shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on Amex, as set forth in the Amex’s Company Guide. Amex suspended trading of the preferred shares and the SEC removed the preferred shares from listing and registration in accordance with Section 12 of the Securities and Exchange Act of 1934. Preferred shareholders retain the right to convert each of their shares for 3.448 common shares. The preferred shares are now quoted over-the-counter with the symbol “PRGYP”.
The table below shows the range of the high and low sale prices for our common shares as reported on the Amex. The quotations shown represent interdealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

	High	Low
2005
4th Quarter	$0.18	$0.10
3rd Quarter	$0.14	$0.08
2nd Quarter	$0.19	$0.10
1st Quarter	$0.26	$0.11
2004
4th Quarter	$0.20	$0.06
3rd Quarter	$0.24	$0.11
2nd Quarter	$0.22	$0.12
1st Quarter	$0.37	$0.18
On March 16, 2006, the last reported sales price of our common shares on the OTC was $0.06. The number of holders of record of our common shares was 258 as of March 16, 2006 and we estimate we have approximately 1,200 beneficial holders of common interests as of that same date.

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
Preferred Share Conversions
No preferred shares were converted during the fourth quarter of 2005.
Issuer Purchases of Equity Securities
The Company did not purchase any equity securities within the fourth quarter of 2005 that were not registered under the Securities Act.
Item 6. Management’s Discussion and Analysis or Plan of Operation
Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus during 2005 on acquiring, repositioning, owning, managing and operating multifamily apartment communities. Generally, the selling prices of this asset category have been quite high and have impacted the availability and cost of financing. During 2006, Paragon has also been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments.
As of December 31, 2005, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment community containing 72 units. Hampton Court Associates owns the remaining 99.0% interest in Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court Associates, which is the only limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.
From 2003 through 2005, Paragon pursued a value-added business plan that was primarily focused on acquiring well located, underperforming multifamily residential properties and repositioning them through renovation, leasing, improved management, and branding. During 2006, Paragon has also been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. Paragon intends to raise equity through individual investors or groups of investors. We may also use joint venture structures for property and portfolio acquisitions, and tax-deferred operating partnership units for acquisitions of companies.
On September 26, 2005, we entered into an agreement to acquire for approximately $62.6 million, ten apartment communities in Texas and Ohio, consisting of 1,478 units, which is subject to the completion of due diligence, our obtaining financing and other customary closing conditions. We are exploring a variety of capital raising alternatives in order to fund the acquisition, which was extended until March 31, 2006 with a closing by April 30, 2006.

Brief History
Paragon was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”). We operated as a traditional REIT by buying, selling, owning and operating commercial and residential properties through December 31, 1999.
In February 2000, the Company purchased a software technology company, resulting in the Company not meeting the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In 2002, the Company discontinued the operations of the technology segment and we can elect REIT status effective for 2005, though we intend to take advantage of our tax loss carryforwards before electing to be a REIT again.
Recent Developments in 2005 and Executive Overview
From 2003 through 2005, we pursued a value-added business plan primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. Throughout 2005, Paragon reviewed several portfolios of apartment properties, and in August 2005, identified a portfolio of ten apartment communities comprised of 1,478 units located in Texas and Ohio, and signed a contract in September 2005 to acquire the portfolio for $62.6 million. In order to fund the acquisition, Paragon hired an investment banking firm, which advised the Company to do a public equity offering for $100 million for this acquisition and to provide funds for future acquisitions and operations. The Company filed a registration statement with the SEC in October 2005, which the SEC decided not to review allowing the Company to proceed with the public offering. Subsequently, Paragon’s investment advisor informed the Company that market conditions made it impractical to continue with the proposed offering. The Company continued to solicit additional firms until it withdrew the registration statement from the SEC in January 2006. Without completing the public offering, the Company was not able to meet the listing requirements of Amex because its book equity was less than the $6 million minimum requirement, it had sustained several consecutive years of losses from operations and net losses, and its common shares had been selling at a low share price for more than a year. In February 2006, Amex delisted Paragon’s common shares, which then commenced being quoted on the over-the-counter bulletin board (“OTC Bulletin Board”) and on the pink sheets with the new stock symbol “PRGL”. The Company is continuing its search for financing to complete the acquisition of the ten apartment communities under contract, which has been extended until March 31, 2006 with a closing by April 30, 2006. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to close the acquisition as well as adversely affect its ability to continue to operate as a public company.
During 2006, Paragon has been also searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. In addition because our unrestricted cash is not sufficient to allow us to continue operations beyond mid-2006, we have been reviewing other alternatives, including a reverse merger with another company, selling the corporate entity, and seeking additional investors. There can be no assurance that we will be able to enter into a definitive agreement or that we will be able to close a transaction once a definitive agreement is signed. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives.
Forward-Looking Information
The following is a discussion of our results of operations for the years ended December 31, 2005 and 2004 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2005 compared to the year ended December 31, 2004.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the year ended December 31, 2005, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
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
Comparison of the years ended December 31, 2005 and 2004
Revenues
Rental revenue of approximately $605,000 for the year ended December 31, 2005 and approximately $609,000 for the year ended December 31, 2004 is a decrease of approximately $4,000. Each year represents twelve months of revenue for Richton Trail.
Interest and other income decreased by approximately $10,000 to approximately $41,000 for the year ended December 31, 2005, from approximately $51,000 for the year ended December 31, 2004. The decrease is comprised of a decrease in interest income of approximately $5,000 due to a decrease in cash and cash equivalents, and a decrease in other income of approximately $5,000.
Expenses from Continuing Operations
Total expenses increased from approximately $1,558,000 for the year ended December 31, 2004 to approximately $2,077,000 for the year ended December 31, 2005, a net increase of $519,000. This increase is the result of increased general and administrative expenses of approximately $519,000, which was comprised of increased costs for due diligence on new deals of approximately $324,000 and approximately $195,000 to prepare a registration statement for a public equity offering. The increase of approximately $324,000 for due diligence includes legal, consulting and travel costs. The cost to prepare the registration statement of approximately $195,000 includes legal, auditor research and review, and travel costs.
General and administrative costs represent approximately 71% of total costs. General and administrative costs are a large percent of total costs because we have only one property and continue to actively seek and review potential acquisitions to build our portfolio and to obtain acquisition capital.
The remainder of the expense categories reflects Richton Trail operations and variances between the years ended December 31, 2005 and 2004 net to approximately zero. Property taxes increased approximately $7,000, insurance increased approximately $2,000, and depreciation increased approximately $3,000. These increases were offset by decreased operating and maintenance expense of approximately $10,000 and decreased mortgage interest expense of approximately $3,000.
Loss from operations before minority interests
As a result of the above, loss from operations before minority interests increased from approximately $898,000 for the year ended December 31, 2004 to approximately $1,430,000 for the year ended December 31, 2005.
(Income) loss allocated to minority interests
Income allocated to minority interests of approximately $4,000 for the year ended December 31, 2005 is an increase over the loss of approximately $82,000 allocated for the year ended December 31, 2004. Fewer overhead expenses were allocable to minority interests in 2005 compared to 2004.
Loss from operations
As a result of the above, loss from operations increased from approximately $816,000 for the year ended December 31, 2004 to approximately $1,434,000 for the year ended December 31, 2005.
Gain on sale of marketable securities
The gain on sale of marketable securities of approximately $60,500 for the year ended December 31, 2005 was a result of our sale of 10,000 common shares of Stellent, Inc. at a price of $9.80 per share.
Net loss attributable to Common Shareholders
Based on the above, the net loss attributable to common shareholders increased from approximately $816,000 for the year ended December 31, 2004 to approximately $1,374,000 for the year ended December 31, 2005.
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
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2005, we have net operating losses totaling approximately $12.4 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset of approximately $5.3 million, a valuation allowance of $5.3 million was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2025.
Liquidity and Capital Resources
Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. In 2003, as part of the one-time incentive exchange offer for holders of preferred shares to convert to common shares, our shareholders approved eliminating the preferred dividend, which allows us to use that cash for current operations and future growth of the Company. Our unrestricted cash is not sufficient to allow us to continue operations beyond mid-2006 and we have been reviewing alternatives, including value-added real estate deals for land development, retail, office, industrial, hotel and joint venture investments, as well as reverse merging with another company, selling the corporate entity, and seeking additional investors.
Cash Flows
As of December 31, 2005, our unrestricted cash resources were approximately $529,000. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.
During the year ended December 31, 2005, the Company’s cash balance decreased by approximately $1,270,000 from approximately $1,799,000 at December 31, 2004 to approximately $529,000 at December 31, 2005. Cash was used primarily for (i) continuing operations of approximately $1,268,000, (ii) improvements to real estate properties of approximately $48,000, and (iii) payments on mortgage loans of approximately $52,000. These were offset by cash proceeds of approximately $98,000 from the sale of marketable securities.
Cash used for continuing operations is negatively impacted by general and administrative costs that represent approximately 71% of total costs. General and administrative costs are a large percent of total costs because we spent significant amounts actively seeking and reviewing potential acquisitions to build our portfolio.

Future Obligations
Because the cash flow from our properties does not fully fund our operations, we have reduced our day-to-day overhead expenses and material future obligations. We have reduced overhead expenses by not replacing employees who have left, reducing office space and rent, reducing use of outside consultants, negotiating discounts on prices wherever possible, and delaying or foregoing other expenses. At December 31, 2005, future obligations include the mortgage on the apartment community and the employment contracts for our executive officers.
•	The mortgage is being paid by the cash flow from Richton Trail. The property has been well maintained and managed, and has had historical occupancy in the range of 95% to 100% even prior to our ownership. So long as Richton Trail maintains approximately 90% occupancy, it will generate the cash flow needed to pay its current expenses and the mortgage debt service. We intend to keep the property as close to 100% occupancy as possible and do not foresee any market conditions that would show a decline in occupancy or rents during the coming year. Also, no major improvements are planned at the property for next year.

•	Each of the two employment contracts has a salary requirement of only $60,000 per year. The Company has the benefit of two highly qualified executives in the real estate industry, each with previous experience with a publicly traded company, for salaries that are well below market levels. Each executive has a significant number of common shares and expects to share in the growth of the Company along with our shareholders.
Long Term Liquidity and Operating Strategies
We historically have financed our long term capital needs, including acquisitions, as follows:
•	Borrowings from new loans;

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.
From 2003 through 2005, we pursued a value-added business plan primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. Throughout 2005, Paragon reviewed several portfolios of apartment properties, and in August 2005, identified a portfolio of ten apartment communities comprised of 1,478 units located in Texas and Ohio, and signed a contract in September 2005 to acquire the portfolio for $62.6 million. In order to fund the acquisition, Paragon hired an investment banking firm, which advised the Company to do a public equity offering for $100 million for this acquisition and to provide funds for future acquisitions and operations. The Company filed a registration statement with the SEC in October 2005, which the SEC decided not to review allowing the Company to proceed with the public offering. Subsequently, Paragon’s investment advisor informed the Company that market conditions made it impractical to continue with the proposed offering. The Company continued to solicit additional firms until it withdrew the registration statement from the SEC in January 2006. Without completing the public offering, the Company was not able to meet the listing requirements of Amex because its book equity was less than the $6 million minimum requirement, it had sustained several consecutive years of losses from operations and net losses, and its common shares had been selling at a low share price for more than a year. In February 2006, Amex delisted Paragon’s common shares, which then commenced being quoted on the OTC Bulletin Board and on the pink sheets with the new stock symbol “PRGL”. The Company is continuing its search for financing to complete the acquisition of the ten apartment communities under contract, which has been extended until March 31, 2006 with a closing by April 30, 2006. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to close the acquisition as well as adversely affect its ability to continue to operate as a public company.
During 2006, Paragon has also been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. In addition because our unrestricted cash is not sufficient to allow us to continue operations beyond mid-2006, we have been reviewing other alternatives, including a reverse merger with another company, selling the corporate entity, and seeking additional investors. There can be no assurance that we will be able to enter into a definitive agreement or that we will be able to close a transaction once a definitive agreement is signed. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives.
Current Tax Status
At December 31, 2005, we have net operating losses of approximately $12.4 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2025.
We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Interest Rates and Inflation
Interest rates rose slightly during 2005 from the record low rates of the previous few years. The record low interest rates led to higher selling prices for established real estate properties, the type that we were reviewing to acquire. In addition, institutional investors have had an excess of funds to invest and have chosen to allocate more funds to the real estate sector in hopes of increasing their returns. Due to this abundance of funds trying to invest in real estate during 2005, we have found higher selling prices for multi-family residential apartment communities as well, which made it difficult for us to bid competitively. During 2006, Paragon has been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments, as well as reviewing other alternatives, including a reverse merger with another company, selling the corporate entity, and seeking additional investors.
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

Item 7.	Financial Statements
The required audited consolidated financial statements of the Company are included herein commencing on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 8a.	Controls and Procedures
As of December 31, 2005, the date of this report, James M. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.
Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to December 31, 2005.

Item 8b.	Other Information
None.

PART III

Item 9.	Trustees and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act
The names, ages and positions of our trustees and executive officers are as follows:

			Expiration
Name	Age	Position	of Term
James C. Mastandrea	62	President, Chief Executive Officer and Chairman of Board of Trustees	2006

John J. Dee	54	Senior Vice President, Chief Financial Officer and Trustee	2007

Daryl J. Carter	50	Trustee	2008

Daniel G. DeVos	48	Trustee	2006

Paul T. Lambert	53	Trustee	2007

Michael T. Oliver	62	Trustee	2008
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
Daryl J. Carter has served as a trustee since June 30, 2003. Mr. Carter is Chief Executive Officer of CharterMac Mortgage Capital, where he oversees a $10 billion servicing portfolio and is responsible for the overall strategic direction of the company including its national origination platform, investment strategy, credit policy, and new business development. Mr. Carter is also Vice-Chairman and serves on the Investment Committee of Capri Capital Advisors, Irvine, California, an affiliated company of CharterMac Mortgage Capital. Capri Capital is a diversified real estate financial services firm that Mr. Carter co-founded in 1992 and developed to include investments in commercial mortgages, mezzanine capital, and equity investments in Fannie Mae, Freddie Mac and HUD/FHA programs, along with equity and mezzanine capital investments on behalf of various public, private and labor funds. Mr. Carter is a member of the Pension Real Estate Association (PREA), a Trustee and Vice Chairman of the Urban Land Institute (ULI), a Board Member and Chair of the Finance Committee of the National Multifamily Housing Association (NMHA), and a member of the Commercial Board of Governors of the Mortgage Bankers Association. Mr. Carter also served as a Director of Catellus Development Corporation (NYSE; merged with ProLogis in 2005), San Francisco, California, a publicly held real estate investment trust.
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
Michael T. Oliver has served as a trustee since March 4, 2003. Since December 2005, Mr. Oliver has been Director of New Business Development and a member of the investment committee at Concierge Asset Management. In October 2005, Mr. Oliver retired from the Alaska State Pension Board where he was the State Investment Officer of Real Estate and Private Equity Investments since August 2000. Mr. Oliver was a partner of MPAC Capital Markets from September 1998 to July 2000 providing consultation to several Asian governments concerning laws governing real estate investment trusts. From February 1996 to September 1998, Mr. Oliver was Chairman of RERC Capital Markets, LLC advising investment banking firms and publicly traded real estate companies. From March 1987 to February 1996, he was Chairman of Heitman/PRA Securities Advisors, Inc. and President of its Real Estate Fund. Prior to March 1987 and since 1967, Mr. Oliver held positions at real estate companies raising capital and making direct investments in real estate, and at investment banking firms analyzing real estate companies and raising capital.
The board of trustees has determined that each of Messrs. Carter, DeVos, Lambert and Oliver do not have a material relationship with Paragon that would interfere with the exercise of independent judgment and are independent as defined by the applicable rules of the SEC. Mr. Oliver is the chairman of Paragon’s audit committee and serves as the committee’s financial expert. Mr. Carter is the chairman of the management, organization and compensation committee. All four independent trustees are on the audit committee and the management, organization and compensation committee.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, trustees and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. Officers, Trustees and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Form 4s filed by trustees reporting grants of restricted shares and options furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, trustees and greater than 10% shareholders were complied with in 2005.

Item 10.	Executive Compensation
The following table sets forth the compensation paid to our CEO for the years ended December 31, 2005, 2004, and 2003.

Name and Principal				Restricted Stock		Securities Underlying
Position	Year	Salary (1)		Awards		Options

James C. Mastandrea	2005	$60,000		—		—
Chief Executive Officer	2004	$60,000		$66,000	(2)	150,000 (3)
President and Chairman	2003	$49,615	(4)	$1,044,117	(5)	—

(1)	No bonuses or other compensation were paid for the years ended December 31, 2005, 2004, and 2003.

(2)	Represents 300,000 restricted common shares issued on January 2, 2004. The value per share on the issue date was $0.22 per share. Half of the restricted shares vest in five years or earlier upon Paragon’s share price being equal to or exceeding $1.00 per share for 20 consecutive trading days. The remaining half of the restricted shares vest when funds from operations doubles compared to the four consecutive quarters preceding the grant date, or when Paragon’s share price is 50% higher compared to the average closing price for the five trading days preceding the grant date.

(3)	Options were granted January 2, 2004 at an exercise price of $0.27 per common share, representing 110% of the average of the closing price for the common shares for 10 days preceding the grant date. The options vest one-third on each January 2nd of 2005, 2006, and 2007, and are exercisable until January 2, 2009.

(4)	Amount represents base annual salary of $60,000 for the period from March 4, 2003 through December 31, 2003.

(5)	Represents 348,039 preferred shares issued on June 30, 2003 at a closing price of $3.00 per preferred share.

Options/SAR Value at Fiscal Year End
There were no options for common shares granted in 2005 to James C. Mastandrea, our Chief Executive Officer and President.
The following table summarizes the value of options held by Mr. Mastandrea at December 31, 2005, none of which were “in-the-money.”
Aggregated Option/SAR Exercises in Last Fiscal Year
And FY-End Option/SAR Values

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options/	Options/
	Shares		SAR’s	SAR’s
	Acquired		at FY End	at FY-End
	on	Value	(#)	($)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable
James C. Mastandrea Chief Executive Officer, President and Chairman	—	—	50,000/100,000	— / —
Employment Agreements
The employment agreement with James C. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea.
Effective June 30, 2003, we issued 696,078 preferred shares valued at approximately $2.4 million to Messrs. Mastandrea and Dee pursuant to separate restricted share agreements. On June 30, 2003, 534,668 preferred shares were converted at a factor of 22.881 into 12,233,739 common shares. Under the restricted share agreement for each of Mr. Mastandrea and Mr. Dee, the restricted shares vest upon the later of the following dates:
•	the date our gross assets exceed $50.0 million, or

•	50% of the restricted shares on March 4, 2004; 25% of the shares on March 4, 2005, and the remaining 25% of the shares on March 4, 2006.
Compensation of Trustees
Effective October 28, 2003, each trustee who is not an officer of the Company receives a retainer of $5,000 per annum, $500 per meeting for each meeting attended in person, $200 per meeting for each meeting attended via teleconference, 25,000 options as to common shares which are to vest one year after issuance and to expire 90 days after the term of the trustee ends and 50,000 restricted common shares that will vest one year after their issuance. Effective June 3, 2005, 100,000 options at an exercise price of $0.14 per common share and 200,000 restricted common shares were issued.

Effective June 15, 2004, 100,000 options at an exercise price of $0.18 per common share and 200,000 restricted common shares were issued.
During the year ended December 31, 2005, trustees were paid approximately $30,000 for retainers and meetings for 2005 and during the year ended December 31, 2004, trustees were paid approximately $27,000 for retainers and meetings for 2004.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
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
The table shows ownership as of March 16, 2006.

							Total Common Shares
	Common Shares (2)			Preferred Shares (3)			and Units (4)
Name and Address (1)	Number		Percent (5)	Number		Percent (5)	Number		Percent (5)

James C. Mastandrea	13,162,170	(6)	43.3%	161,410	(14)	58.0%	35,479,107	(16)	66.8%

Paragon Real Estate Development, LLC	12,233,738	(7)	40.3%	161,410	(14)	58.0%	15,926,960	(17)	46.8%

Loeb Partners Corp. 61 Broadway New York, NY 10006 (8)	3,135,349		10.3%	—		—	3,135,349		10.3%

Paul T. Lambert (9)	2,558,619		8.4%	—		—	2,558,619		8.4%

John J. Dee	400,000	(10)	1.3%	—	(15)	—	400,000	(18)	1.3%

Daryl J. Carter (11)	200,000		*	—		—	200,000		*

Daniel G. DeVos (11)	200,000		*	—		—	200,000		*

Michael T. Oliver (11)	200,000		*	—		—	200,000		*

All trustees and current executive officers as a group (12)	16,720,789	(13)	54.3%	161,410		58.0%	39,037,726	(19)	73.5%

*	Indicates less than one percent

(1)	Unless otherwise indicated, the address of all beneficial owners is our corporate headquarters at 1240 Huron Road, Cleveland, Ohio 44115.

(2)	Percentages based on 30,331,884 common shares outstanding, not including 2,859,765 shares held in treasury. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are or will become exercisable as of May 15, 2006.

(3)	Percentages based on 278,155 preferred shares outstanding as of March 16, 2006, which convert to 4,095,758 common shares as follows: 161,410 preferred shares are each convertible into 22.881 common shares and 116,745 preferred shares are each convertible into 3.448 common shares.

(4)	Percentages based on 30,331,884 common shares outstanding, not including 2,859,765 shares held in treasury. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are or will become exercisable as of May 15, 2006. Mr. Mastandrea’s percentage includes (i) 30,331,884 common shares, not including 2,859,765 shares held in treasury; (ii) 100,000 options; (iii) 278,155 preferred shares, which convert to 4,095,758 common shares; and (iv) 813,938 restricted limited partnership units which may be converted into 18,623,715 common shares or cash, at our discretion, any time after July 1, 2007.

(5)	The ownership percents total more than 100% due to more than one person or entity being considered the beneficial owner of the same shares, in accordance with SEC regulations for this table.

(6)	Includes: (i) 500,000 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 12,233,738 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 300,000 restricted common shares; (iv) 100,000 options; and (v) 28,432 common shares.

(7)	Mr. Mastandrea is the managing member of Paragon Real Estate Development, LLC and these shares are also included in Mr. Mastandrea’s common shares.

(8)	Based solely on information in the Schedule 13D filed on February 11, 2005 with the SEC by Loeb Partners Corporation listing the following entities and quantities of shares owned: Loeb Arbitrage Fund 1,970,002 shares; Loeb Partners Corporation 148,480 shares; Loeb Offshore Fund Ltd. 184,967 shares; Robert Grubin 581,000 shares; and other affiliates of Loeb Partners Corporation 250,900 shares. The Schedule 13D reported an ownership percentage of 9.37% based on the number of common shares reported as outstanding in our filing for the third quarter and nine months ended September 30, 2005, which included shares held in treasury. The ownership percentage reported in the table above is based on 30,331,884 common shares outstanding, which does not include shares held in treasury.

(9)	Includes: (i) 100,000 options; (ii) 150,000 restricted common shares; (iii) 444,755 common shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager; and (iv) 1,863,864 common shares.

(10)	Includes: (i) 300,000 restricted common shares; and (iii) 100,000 options. Does not include 12,233,738 common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(11)	Includes 150,000 restricted common shares and 50,000 options.

(12)	Includes six named persons.

(13)	Includes: (i) 500,000 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 12,233,738 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 1,200,000 restricted common shares; (iv) 450,000 options; and (v) 2,337,051 common shares.

(14)	Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. Each preferred share is convertible into 22.881 common shares.

(15)	Does not include 161,410 preferred shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(16)	Includes: (i) 500,000 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 12,233,738 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 300,000 restricted common shares; (iv) 100,000 options; (v) 18,623,715 common shares issuable upon the conversion of 813,938 limited partnership units of Paragon Real Estate, L.P., our operating partnership, held by Hampton Court Associates, L.P., of which Mr. Mastandrea is the general partner; (vi) 3,693,222 common shares issuable upon conversion of 161,410 preferred shares held by Paragon Real Estate Development, LLC; and (vii) 28,432 common shares.

(17)	Includes (i) 12,233,738 common shares and (ii) 3,693,222 common shares issuable upon conversion of 161,410 preferred shares. These shares are also included in Mr. Mastandrea’s total shares.

(18)	Includes: (i) 300,000 restricted common shares; and (ii) 100,000 options. Does not include 12,233,738 common shares or 161,410 preferred shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(19)	Includes: (i) 500,000 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 12,233,738 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 1,200,000 restricted common shares; (iv) 450,000 options; (v) 18,623,715 common shares issuable upon the conversion of 813,938 limited partnership units of Paragon Real Estate, LP, our operating partnership, held by Hampton Court Associates, LP, of which Mr. Mastandrea is the general partner; (vi) 3,693,222 common shares issuable upon conversion of 161,410 preferred shares held by Paragon Real Estate Development, LLC; and (vii) 2,337,051 common shares.

Equity Compensation Plan Information

			Number of securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding	options,	(excluding securities
Equity Compensation Plans	options, warrants	warrants and	reflected in column
Approved/ Not Approved by Security	and rights	rights	(a))
Holders	(a)	(b)	(c)
Equity compensation plans approved by security holders
Former Share Option Plan

Options for common shares	54,387	$5.37	—

2004 Share Option Plan
Restricted common shares	1,300,000	$—
Options for common shares	650,000	$0.24

	1,950,000	$0.08	1,550,000

Equity compensation plans not approved by security holders
Common shares	500,000	$—
Warrants for common shares	922,500	$0.37

	1,422,500	$0.24	—

Total all plans — Common shares	3,426,887	$0.23	1,550,000
— Preferred shares	—	$—
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

Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees were approximately $28,000 per year in 2005 and 2004. Reimbursement, at cost, for the payroll related costs paid and accrued for 2005 and 2004 were approximately $62,300 and $59,300, respectively. The Company intends to use local third party management companies until we are able to provide management services ourselves.

Item 13.	Exhibits

Exhibit
Number	Exhibit Description

2.1	Asset Contribution Agreement among Hampton Court Associates, L.P., Paragon Real Estate, L.P., and the Company (filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.2	Additional Contribution Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.7 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.3	Modification Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.8 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.4	Amendment No. 1 to the Agreement of Limited Partnership of Wellington Properties Investments, L.P. among the Company and the Limited Partners named therein (filed as Exhibit 2.9 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.5	Closing Agreement dated June 27, 2003 among the Company, Hampton Court Associates, L.P., Hoyt Properties, Inc. and WLPT Funding LLC (filed as Exhibit 2.5 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

3.1	Articles of Amendment and Restatement of the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.2	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

3.3	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 23, 2004 and incorporated herein by reference)

3.4	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.5	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

3.6	Amendment No. 2 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Current Report on Form 8-K filed on October 19, 2005 and incorporated herein by reference)

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

10.8
Purchase Agreement dated September 26, 2005, by and among Veard Baytown Limited Partnership, Veard Stafford Limited Partnership, Veard Lake Jackson Limited Partnership, Veard Wharton Limited Partnership, Veard Irving Limited Partnership, Veard Arlington Limited Partnership, Veard Amarillo Limited Partnership, Veard Victoria Limited Partnership, Veard Kettering Limited Partnership, Veard Canton Limited Partnership and Paragon Real Estate Equity and Investment Trust (filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on September 26, 2005 and incorporated herein by reference)

10.9
Letter Agreement dated December 2, 2005, amending Purchase Agreement dated September 26, 2005 by and among Veard Baytown Limited Partnership, Veard Stafford Limited Partnership, Veard Lake Jackson Limited Partnership, Veard Wharton Limited Partnership, Veard Irving Limited Partnership, Veard Arlington Limited Partnership, Veard Amarillo Limited Partnership, Veard Victoria Limited Partnership, Veard Kettering Limited Partnership, Veard Canton Limited Partnership and Paragon Real Estate Equity and Investment Trust (filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on December 8, 2005 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

14	Code of Conduct and Ethics (filed as Exhibit 14 with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 — Chief Executive Officer (2)

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 — Chief Financial Officer (2)

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)

(1)	Indicates a management contract or compensatory plan or arrangement

(2)	Filed or furnished herewith
Item 14. Principal Accountant Fees and Services
The aggregate fees billed by the principal independent registered public accountants (Boulay, Heutmaker, Zibell & Co., P.L.L.P.) to the Company for the fiscal years ended December 31, 2005 and 2004 are as follows:

			% Approved
			by Audit
Category	Year	Fees	Committee
Audit Fees (1)	2005	$122,675	100%
	2004	$67,150	100%

Audit-Related Fees	2005	$—
	2004	$—

Tax Fees	2005	$—
	2004	$6,900	100%

All Other Fees	2005	$—
	2004	$—

(1)	Audit fees include audits and reviews of required SEC filings and proposed acquisitions of properties.
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

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea

Date: March 16, 2006		James C. Mastandrea
Chief Executive Officer

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee

Date: March 16, 2006		John J. Dee
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
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

Signature	Title	Date

/s/ James C. Mastandrea	Trustee, Chief Executive Officer and President	March 16, 2006
James C. Mastandrea

/s/ John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	March 16, 2006
John J. Dee

/s/ Daryl J. Carter	Trustee	March 16, 2006
Daryl J. Carter

/s/ Daniel G. DeVos	Trustee	March 16, 2006
Daniel G. DeVos

/s/ Paul T. Lambert	Trustee	March 16, 2006
Paul T. Lambert

/s/ Michael T. Oliver	Trustee	March 16, 2006
Michael T. Oliver

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of
Paragon Real Estate Equity and Investment Trust and Subsidiaries:
We have audited the accompanying consolidated balance sheet of Paragon Real Estate Equity and Investment Trust and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ending December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Real Estate Equity and Investment Trust and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ending December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the net losses, negative cash flow from operations and accumulated deficit of Paragon Real Estate Equity and Investment Trust raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Minneapolis, Minnesota
February 27, 2006

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Balance Sheet
December 31, 2005

Assets
Investments in real estate:
Land	$797,682
Buildings and improvements	3,217,739
Furniture, fixtures and equipment	49,403

4,064,824
Accumulated depreciation and amortization	(207,424)

Net investments in real estate	3,857,400
Cash and cash equivalents	529,114
Marketable securities, net	1,925
Restricted cash	117,866
Accounts receivable, net	9,775
Other assets, net	182,986

Total Assets	$4,699,066

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage loan	$2,710,938
Accounts payable and accrued expenses	268,188
Security deposits	62,505

Total liabilities	3,041,631

Minority interest in consolidated subsidiary	2,171,352

Commitments and Contingencies

Shareholders’ equity:
Preferred Shares — $0.01 par value, 10,000,000 authorized: 278,155 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,782
Common Shares — $0.01 par value, 100,000,000 authorized; 33,191,649 shares issued and outstanding	331,916
Additional paid-in capital	28,374,727
Accumulated other comprehensive income, net unrealized gain on marketable securities	749
Accumulated deficit	(25,935,287)
Treasury shares, at cost, 2,859,765 shares	(800,735)
Unearned compensation and trustees’ fees	(2,488,069)

Total shareholders’ equity (deficit)	(513,917)

Total Liabilities and Shareholders’ Equity	$4,699,066

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31,
	2005	2004
Revenues
Rental revenue	$605,291	$609,389
Interest and other	41,151	50,639

Total revenues	646,442	660,028

Expenses
Property, operating and maintenance	207,917	217,441
Property taxes and insurance	110,687	101,285
Depreciation and amortization	91,041	87,105
Interest	163,017	166,487
General and administrative	1,476,710	958,311
Management fees	27,520	27,611

Total expenses	2,076,892	1,558,240

Loss from operations before loss allocated to minority interest	(1,430,450)	(898,212)
(Income) loss allocated to minority interest	(3,843)	81,988

Loss from operations	(1,434,293)	(816,224)
Gain on sale of marketable securities	60,500	—

Net loss attributable to Common Shareholders	(1,373,793)	(816,224)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.04)	$(0.02)

Weighted average number of Common Shares outstanding	33,598,240	32,993,966

Comprehensive loss:
Net loss	$(1,373,793)	$(816,224)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	176	(10,427)

Comprehensive loss	$(1,373,617)	$(826,651)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2005 and 2004

				Accumulated other
				comprehensive
				income, net			Unearned
	Class A		Additional	unrealized gain (loss)		Cost of Shares	compensation
	Preferred	Common	Paid-in	on marketable	Accumulated	held in	and trustees’
	Shares	Shares	Capital	securities	Deficit	Treasury	fees	Total

Balance at December 31, 2003	$2,794	$316,374	$28,055,559	$61,700	$(23,745,270)	$(800,735)	$(2,467,471)	$1,422,951

Restricted common share grants issued	—	17,000	295,000	—	—	—	(312,000)	—
Restricted common share grants cancelled	—	(3,500)	(66,333)	—	—	—	69,833	—
Restricted common share grants issued for rent		2,500	49,000					51,500
Conversion of preferred shares to common shares	(9)	32	(23)	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(10,427)	—	—	—	(10,427)
Amortization of unearned compensation and trustee fees							118,204	118,204
Net loss	—	—	—	—	(816,224)	—	—	(816,224)

Balance at December 31, 2004	$2,785	$332,406	$28,333,203	$51,273	$(24,561,494)	$(800,735)	$(2,591,434)	$766,004

Restricted common share grants issued	—	5,500	92,500	—	—	—	(98,000)	—
Restricted common share grants cancelled	—	(8,500)	(99,969)	—	—	—	108,469	—
Restricted common share grants issued for rent		2,500	49,000					51,500
Conversion of preferred shares to common shares	(3)	10	(7)	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	176	—	—	—	176
Unrealized gain on marketable securities converted to realized gain on sale of marketable securities	—	—	—	(50,700)	—	—	—	(50,700)
Amortization of unearned compensation and trustee fees							92,896	92,896
Net loss	—	—	—	—	(1,373,793)	—	—	(1,373,793)

Balance at December 31, 2005	$2,782	$331,916	$28,374,727	$749	$(25,935,287)	$(800,735)	$(2,488,069)	$(513,917)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2005	2004
Cash flows from operating activities
Net loss	$(1,373,793)	$(816,224)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs paid through amortization of restricted Common Shares issued	92,896	118,204
Rent expense paid by issuing restricted common shares	51,500	51,500
Depreciation and amortization	91,041	87,105
Income (loss) allocated to minority interests	3,843	(81,988)
Gain on sale of marketable securities	(60,500)	—
Net change in assets and liabilities:
Accounts receivable	(1,498)	1,534
Restricted cash	(11,681)	(9,104)
Other assets, net	(72,150)	247,241
Accounts payable and accrued expenses	4,052	60,385
Rents received in advance and security deposits	8,317	(2,283)

Net cash used in continuing operations	(1,267,973)	(343,630)

Cash flows from investing activities
Acquisition and additions to real estate properties	(47,941)	(25,642)
Cash proceeds from sale of marketable securities	98,000	—
Purchase of marketable securities	—	(1,176)

Net cash provided by (used in) investing activities	50,059	(26,818)

Cash flows from financing activities
Payments on mortgage loan	(52,334)	(48,864)

Net cash provided by (used in) financing activities	(52,334)	(48,864)

Net increase (decrease) in cash and cash equivalents	(1,270,248)	(419,312)
Cash and cash equivalents
Beginning of period	1,799,362	2,218,674

End of period	$529,114	$1,799,362

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
Note 1 — Organization
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus during 2005 on acquiring, repositioning, owning, managing and operating multifamily apartment communities. Generally, however, the selling prices of this asset category have been quite high recently and have impacted the availability and cost of financing.
As of December 31, 2005, we owned a 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), an apartment community containing 72 units. Hampton Court Associates owns the remaining 99.0% interest in Paragon Real Estate, LP. Because we are the sole general partner of Paragon Real Estate, LP, we consolidate Richton Trail in our financial statements and show separately amounts for minority interest for Hampton Court Associates, which is the only limited partner. Hampton Court Associates’ ownership interest in Paragon Real Estate, LP is 813,938 restricted limited partnership units, each redeemable after July 1, 2007 for cash, or at our option, 22.881 of our common shares.
Note 2 — Basis of Presentation and Going Concern
Consolidated Financial Statement Presentation
Minority interest at December 31, 2005 represents approximately a 99.0% aggregate partnership interest in Paragon Real Estate, LP held by Hampton Court Associates for its partners. The Company is the sole general partner of Paragon Real Estate, LP and owns the remaining 1.0% interest. After July 1, 2007, the limited partners may redeem, in whole or in part, their Paragon Real Estate, LP units for cash. When these units are offered for redemption in cash, we may, at our option, elect to convert the limited partnership units into our common shares. The conversion ratio would be 22.881 common shares for each limited partnership unit, or 18,623,715 common shares. The cash redemption price would be the cash value of the common shares into which the limited partnership units could have been converted.
We report our investments using the consolidated method of accounting as we own the outstanding voting interests and can control operations for Paragon Real Estate, LP. In the consolidation method, the accounts of these entities are combined with our accounts. All significant intercompany transactions are eliminated in consolidation.
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company, operating Richton Trail and paying liabilities in the normal course of business. However, the Company has continued to incur net losses and at December 31, 2005, had unrestricted cash of approximately $529,000, which is not sufficient to operate beyond mid-2006. The Company had an overall decrease in cash of approximately $1.3 million in 2005 due to significant amounts spent to actively seek and review potential acquisitions to build our portfolio and to obtain acquisition capital. Our ability to continue as a going concern will be dependent upon our ability to secure additional debt or equity financing and acquire real estate assets in which we can create value for our shareholders and generate cash flow to support the overhead of our public company.
In 2005, Paragon identified a portfolio of ten apartment communities comprised of 1,478 units located in Texas and Ohio and signed a contract in September 2005 to acquire the portfolio for $62.6 million. In order to fund the acquisition, Paragon hired an investment banking firm, which advised the Company to do a public equity offering for $100 million for this acquisition and to provide funds for future acquisitions and operations. The

Company filed a registration statement with the SEC in October 2005, which the SEC decided not to review allowing the Company to proceed with the public offering. Subsequently, Paragon’s investment advisor informed the Company that market conditions made it impractical to continue with the proposed offering. The Company continued to solicit additional firms until it withdrew the registration statement from the SEC in January 2006. Without completing the public offering, the Company was not able to meet the listing requirements of Amex because its book equity was less than the $6 million minimum requirement, it had sustained several consecutive years of losses from operations and net losses, and its common shares had been selling at a low share price for more than a year. In February 2006, Amex delisted Paragon’s common shares, which then commenced being quoted on the over-the-counter bulletin board (“OTC Bulletin Board”) and on the pink sheets with the new stock symbol “PRGL”. The Company is continuing its search for financing to complete the acquisition of the ten apartment communities under contract, which has been extended until March 31, 2006 with a closing by April 30, 2006. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to close the acquisition as well as adversely affecting its operations, liquidity and financial results.
During 2006, Paragon has also been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. In addition because our unrestricted cash is not sufficient to allow us to continue operations beyond mid-2006, we have been reviewing other alternatives, including a reverse merger with another company, selling the corporate entity, and seeking additional investors. There can be no assurance that we will be able to enter into a definitive agreement or that we will be able to close a transaction once a definitive agreement is signed. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives.
Note 3 — Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2005, and the reported amounts of revenues and expenses for the years ended December 31, 2005 and 2004. Actual results could differ from those estimates. Significant estimates include the valuation of investments in real estate, marketable securities, deferred taxes and a related valuation allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
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
Cash and cash equivalents
Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. We also maintained cash of approximately $6,000 at December 31, 2005 in a money market account that was not federally insured. Cash of approximately $54,000 is classified as restricted at December 31, 2005 because it is held in an escrow account of the mortgage lender for the payment of property taxes and insurance, and cash of approximately $64,000 is classified as restricted at December 31, 2005 because it is held as security deposits for the tenants at Richton Trail.
Accounts Receivable
Our accounts receivable of approximately $10,000 are reported net of an allowance for bad debts of approximately $1,000 at December 31, 2005 for Richton Trail.
Other Assets
As of December 31, 2005, other assets of approximately $183,000 include prepaid expenses of approximately $65,000, deferred financing costs incurred to obtain and secure mortgage debt financing of approximately $43,000 (net of accumulated amortization) and deferred costs of approximately $75,000 related to a real estate acquisition contract of approximately $62.6 million.
The deferred financing costs are carried at cost, less accumulated amortization. They are being amortized over the life of the mortgage loan payable on a straight-line basis. Accumulated amortization related to deferred financing costs as of December 31, 2005 was approximately $12,000.
The deferred costs of approximately $75,000 consist of refundable escrow deposits for the acquisition of real property of which $30,000 was paid during February 2006 for costs related to financial audits of the properties.
Revenue Recognition
Revenues from rental property are recognized when due from tenants. Leases are generally for terms of one year or less.
Stock Based Compensation
At December 31, 2005, we had one stock-based employee and trustee compensation plan, which is described more fully in Note 6. During the year ended December 31, 2005, we issued 100,000 common share options and 80,000 common share options expired. We also issued 550,000 restricted share grants under this plan. In connection with the resignation of employees we cancelled 500,000 common share options under this plan during the twelve months ended December 31, 2005. During the year ended December 31, 2004, we issued options as to 575,000 common shares under this plan and further issued 1,700,000 restricted common share grants under this plan. In 2004 we cancelled 350,000 restricted share grants. The Company accounted for the grants of options and restricted shares using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net loss for options granted, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation cost of approximately $93,000 is reflected in net loss for the year ended December 31, 2005. The Company has adopted the disclosure only provisions of both SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Pursuant to the requirements of SFAS No. 148, the following are the pro forma net loss amounts for 2005 and 2004, as if the compensation cost for the options granted to the trustees had been determined based on the fair value at the grant date:

	For the twelve month periods ended
	December 31,
	2005	2004
Net loss attributable to Common Shareholders	$(1,373,793)	$(816,224)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	92,896	118,204

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	141,564	158,704

Pro forma net loss attributable to Common Shareholders	$(1,422,461)	$(856,724)

Net loss attributable to Common Shareholders per
Common Share:
Basic and Diluted — as reported	$(0.04)	$(0.02)

Basic and Diluted — pro forma	$(0.04)	$(0.03)

The assumptions made in estimating the fair value of the options on the grant date based upon the Black-Scholes option-pricing model are as follows:

	2005	2004
Risk-free interest rate	4.05% and 4.02%	3.40% and 5.06%
Volatility	168.9% and 175.5%	176.5% and 171.1%
Dividend yield	0.00%	0.00%
Life expectancy	10 years	10 years
Income Taxes
Because we have not elected to be taxed as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, we account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Although we were eligible to re-elect REIT status for 2005, we intend to take advantage of our tax loss carryforwards before electing to be a REIT again.
At December 31, 2005, we have net operating losses totaling approximately $12.4 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2025. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $10.4 million of the $12.4 million net operating losses. These same regulations also limit the amount of loss used in any one year.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, marketable securities and a mortgage loan. The fair values of the financial instruments were not materially different from their carrying or contract values at December 31, 2005.
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
The Company is currently evaluating the effects of this Statement, and does not expect it to have a material impact on the financial condition or operating results of the Company.
Note 4 — Marketable Securities
Our investments in marketable securities are available-for-sale, as of December 31, 2005, and represent 100 common shares of Century Realty Trust.
As of December 31, 2005, our marketable securities had a fair market value of approximately $2,000 (based upon the NASDAQ closing quote of $19.25 per share for Century Realty Trust on December 31, 2005). We recorded an unrealized loss on marketable securities during 2005 of approximately $200, resulting in a balance of approximately $700 in shareholders’ equity for unrealized gain on marketable securities.
The NASDAQ closing quote on March 16, 2006 was $19.80 per common share of Century Realty Trust.
During the year ended December 31, 2005, we sold 10,000 shares of Stellent, Inc. at a price of $9.80 per share and recognized a gain on the sale of these shares totaling approximately $60,000 after broker commission.
Note 5 — Mortgage Loan
On October 31, 2003, we refinanced Richton Trail with an independent lender. The mortgage loan payable of $2.8 million has a fixed interest rate of 5.87% for a term of 10 years. The monthly principal and interest payments are approximately $18,000 based on a 25-year amortization schedule. The balance due at maturity in 2013 will be approximately $2.2 million. The mortgage loan payable was approximately $2,711,000 as of December 31, 2005.

The mortgage loan matures as follows:

Year ending December 31,
2006	55,535
2007	58,932
2008	62,092
2009	66,334
2010	70,392
Thereafter	2,397,653

$2,710,938

Note 6 — Shareholders’ Equity
Preferred Shares
During 1999, we issued 785,037 Class A Cumulative Convertible Preferred Shares (“preferred shares”) to the public. The preferred shares bear a liquidation value of $10.00 per share. The preferred shares are convertible into 3.448 common shares subject to certain formulas. We have the right to redeem the preferred shares.
In May 2003, we offered preferred shareholders a one-time incentive to exchange preferred shares into common shares at the rate of one preferred share for 22.881 common shares, which expired June 30, 2003. Through that exchange offer, preferred shareholders exchanged 1,174,120 of the preferred shares, or nearly 81%, for 26,865,042 common shares. After the exchange offer was completed, the remaining preferred shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on the American Stock Exchange. The Exchange suspended trading of the preferred shares and the Securities and Exchange Commission removed the preferred shares from listing and registration. Preferred shareholders retain the right to convert each of their shares for 3.448 common shares. The preferred shares are on the over-the-counter market with the symbol “PRGYP”.
Effective June 30, 2003, we issued 696,078 preferred shares valued at approximately $2.4 million to
Messrs. Mastandrea and Dee pursuant to separate restricted share agreements. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:
•	the date our gross assets exceed $50.0 million, or

•	50% of the restricted shares on March 4, 2004; 25% of the shares on March 4, 2005 and the remaining 25% of the shares on March 4, 2006.
In conjunction with the one-time incentive exchange offer for preferred shareholders, Messrs. Mastandrea and Dee exchanged 534,668 restricted preferred shares into 12,233,738 restricted common shares. The restrictions described above are applicable to their common shares. The remaining 161,410 restricted preferred shares held by Messrs Mastandrea and Dee can each be converted into 22.881 restricted common shares.
During the first quarter of 2004, 935 preferred shares were converted to 3,224 common shares at a conversion rate of 3.448 common shares for each preferred share.
On July 7, 2005, 300 preferred shares were converted to 1,034 common shares, at a conversion rate of 3.448 common shares for each preferred share.
Common Shares
During 2005, our common shares were listed on the American Stock Exchange with the symbol “PRG”. On February 15, 2006, our common shares commenced trading on over-the-counter with the new symbol “PRGL” following the American Stock Exchange’s delisting our shares because our book equity was less than the $6 million minimum requirement, we had sustained several consecutive years of losses from operations and net losses, and the common shares had been selling at a low share price for more than a year, as provided in Section 1003 of the American Stock Exchange’s Company Guide.
Shares Held in Treasury
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
On October 28, 2003, our board of trustees approved the issuance of 50,000 restricted commons shares to each of our four trustees who are not officers of the Company, and following each annual meeting, trustees serving on our board who are not officers of the Company will receive grants of 50,000 restricted shares. These restricted shares are granted from the 2004 Plan, which is described below. The grants of restricted shares are made at the current market price of the common shares when granted.
On December 16, 2003, our board of trustees approved the issuance of 500,000 restricted common shares to Paragon’s landlord for 4,000 square feet of fully furnished office space, including all utilities, phone, high speed internet, equipment usage, copying, presentation packaging and preliminary design planning for our proposed projects for two years. Half of the shares were to be issued in March 2004 and half were to be issued in March 2005. The shares have restrictions as to voting and transfer. A proxy will be signed when the shares are issued granting Mr. Mastandrea the right to vote the shares during the ownership of the landlord or if transferred in a block sale. The shares are restricted from being transferred or sold for four years from the date of issuance, and thereafter have volume limits on the number of shares that may be sold daily in the open market or transferred in a block sale. The market value of the office space and services for two years was estimated at $103,000.
On January 2, 2004, our board of trustees approved the issuance of 300,000 restricted common shares each to James C. Mastandrea, our Chief Executive Officer and President, John J. Dee, our Chief Financial Officer and Senior Vice President and to an employee that terminated employment in 2004. Half of the restricted shares vest in five years or earlier if Paragon’s share price rises to $1.00 per share. The remaining half vests when funds from operations has doubled or when Paragon’s share price is 50% higher compared to the average trading price for the five days preceding the grant date. The market value of the restricted common shares on the date of the grant was $198,000. The 300,000 restricted shares previously issued to an employee who terminated in 2004 were cancelled. These restricted shares were issued from the 2004 Plan described below.
Effective December 1, 2004, our board of trustees approved the issuance of 100,000 restricted common shares to a new employee of the Company. Half of the shares will vest in four years and the second half will vest in five years. The market value of the 100,000 restricted common shares issued on the date of the grant was $13,000. These restricted shares were issued from the 2004 Plan described below.

Effective March 7, 2005, our board of trustees approved the issuance of 350,000 restricted common shares to a new employee of the Company. Half of the shares were to vest in four years and the second half were to vest in five years, but all of the shares were cancelled on December 31, 2005 upon the employee’s resignation. The market value of the 350,000 restricted common shares issued on the date of grant was $70,000. These restricted shares were issued from the 2004 Plan described below.
Effective June 3, 2005, we issued a total of 200,000 restricted common shares to our four independent trustees, who are not executive officers of Paragon, as part of their compensation for serving on Paragon’s board and committees. The restrictions will be removed from the shares after twelve months from the date of issue. The market value of the restricted common shares on the date of grant was $28,000.
Options
On May 27, 1998, in accordance with our former stock option plan, we granted options as to 54,387 common shares to then existing employees and trustees. The options remain unexercised and are exercisable on any date through May 26, 2008 at a price of $5.37 per share.
On November 16, 1998, we adopted the 1998 Share Option Plan. In 2004 the board of trustees unanimously recommended and the shareholders approved amendments to our 1998 Share Option Plan to increase the number of shares available for grant from 3,166,666 to 3,500,000 and to conform it with current tax regulations (“2004 Plan”). The 2004 Plan provides for the grant of “incentive stock options,” as defined under Section 422(b) of the tax code, options that are not qualified under the tax code (referred to in this proxy statement as “non-statutory options”), share appreciation rights (“SARs”) and restricted share grants and performance share awards and dividend equivalents. The 2004 Plan is administered by our management, organization and compensation committee of the board. The committee has the authority, subject to approval by our board, to determine the terms of each award, to interpret the provisions of the 2004 plan and to make all other determinations for the administration of the 2004 Plan.
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
On October 28, 2003, our board of trustees approved the issuance of 25,000 options to each of our four trustees who are not officers of the Company, and following each annual meeting, trustees serving on our board who are not officers of the Company will receive grants of 25,000 options. The exercise price of the options is the current market price of the common shares when the options are issued. The options can be exercised six months after issuance and expire 90 days after the trustee’s term ends.
Effective January 2, 2004, we issued 150,000 options each to James C. Mastandrea, our Chief Executive Officer and President, John J. Dee, our Chief Financial Officer and Senior Vice President, and an employee that terminated employment in 2004. The options have an exercise price of $0.27 per share and vest one-third on each of January 2, 2005, 2006, and 2007. The options expire on the earlier of January 2, 2009 or 90 days after leaving the employ of the Company.

The following table summarizes the Company’s option activity for the years ended December 31, 2005 and 2004:

		Weighted
	Options	Average
	to Purchase	Exercise Price	Range of Exercise
	Common Shares	per Share	Price per Share
Outstanding at January 1, 2004	284,387	$2.00	$0.22 - $5.375

Granted	575,000	$0.25	$0.18 - $0.27
Expired/terminated	(25,000)	$0.22	$0.22

Outstanding at December 31, 2004	834,387	$.85	$0.18 - $5.37

Granted	100,000	$0.14	$0.14
Expired/terminated	(230,000)	$1.18	$0.27 - $2.90

Outstanding at December 31, 2005	704,387	$.64	$0.14 - $5.37

Exercisable at December 31, 2004	284,387	$2.00	$0.22 - $5.37

Exercisable at December 31, 2005	404,387	$0.94	$0.18 - $5.37

The following tables summarize exercisable options outstanding as of December 31, 2005 and December 31, 2004:

Exercisable Options as of December 31, 2005
	Number of	Weighted
	Options	Average
	Outstanding	Remaining	Weighted
Range of	and	Contractual	Average
Exercise Prices	Exercisable	Life (in years)	Exercise Price
$5.37	54,387	2.4	$5.37
$0.45	50,000	1.2	$0.45
$0.22	100,000	1.2	$0.22
$0.27	100,000	3.0	$0.27
$0.18	100,000	1.2	$0.18

$0.18 to $5.37	404,387	1.8	$0.94

Exercisable Options as of December 31, 2004
	Number of	Weighted
	Options	Average
	Outstanding	Remainng	Weighted
Range of	and	Contractual	Average
Exercise Prices	Exercisable	Life (in years)	Exercise Price
$5.37	54,387	3.4	$5.37
$2.90	80,000	1.0	$2.90
$0.45	50,000	1.2	$0.45
$0.22	100,000	1.2	$0.22

$0.22 to $5.37	284,387	1.6	$2.00

Warrants
On March 5, 1998, we issued a warrant to Credit Suisse First Boston Mortgage LLC in connection with the refinancing of debt. The warrant provides for the right to purchase 47,500 common shares at a price of $5.37 per common share and is exercisable at any time through March 5, 2008. The warrant remains unexercised as of December 31, 2005.
Effective September 23, 2005, we issued to our legal counsel 875,000 warrants for our common shares at an exercise price of $0.10 per warrant representing the average closing price of our common shares for the preceding ten days. Each warrant is exercisable for one common share, can be exercised after a two year holding period, and expires five years from the date issued.
Note 7 — Loss Per Share
The Company has adopted the SFAS No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average common share outstanding — basic and diluted — are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the years ended December 31, 2005 and 2004 was 33,598,240 and 32,993,966, respectively. Common share equivalents of approximately 24.3 million and 23.6 million as of December 31, 2005 and December 31, 2004, respectively, include outstanding convertible preferred shares, warrants, stock options and limited partnership units, and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

	For the year ended December 31,
	2005	2004
Numerator
Net loss attributable to Common Shareholders	$(1,373,793)	$(816,224)

Denominator
Weighted average Common Shares outstanding at December 31, 2005 and December 31, 2004 — Basic and Diluted	33,598,240	32,993,966

Basic and Diluted EPS
Net loss attributable to Common Shareholders — Basic and Diluted	$(0.04)	$(0.02)

Note 8 — Dividends/Distributions
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
No cash distributions were declared during 2005 and 2004 with respect to the common shares.
Note 9 — Income taxes
There was no income tax provision for the years ended December 31, 2005 and 2004.

For the year ended December 31,
	2005	2004
Current	$—	$—
Deferred	—	—

Total tax provision	$—	$—

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	For the year ended December 31,
	2005	2004
Tax / (Benefit) at Federal statutory rate	$(468,000)	$(277,000)
State income tax / (benefit), net of Federal tax effect	(88,000)	(53,000)
Adjustment to net operating and capital loss carryforwards	—	348,000
Change in valuation allowance	421,000	(18,000)
Other	135,000	—

Tax provision	$—	$—

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$5,003,000	$4,447,000
Capital loss carryforward	262,000	262,000
Provision for loss on marketable securities	—	106,000
Accrual and other temporary variances	—	29,000
Valuation allowance	(5,265,000)	(4,844,000)
Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of a significant portion of the net deferred tax assets and has provided a valuation allowance of $5,265,000 and $4,844,000, against the net deferred tax assets of the Company as of December 31, 2005 and 2004, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.
At December 31, 2005, the Company had net operating loss carryforwards of approximately $12.4 million and capital loss carryforwards of approximately $0.6 million available to be carried to future periods. Net operating loss carryforwards of $3,737,000 are available for Paragon to use without any limitation or restriction imposed by tax regulations. Changes in the ownership of Paragon’s shares that occurred in 2001 and 2003 will limit the amount of additional net operating losses to be used to approximately $351,000 per year for another 19 years, or a total of approximately $6,670,000. Net loss carryforwards of approximately $1,898,000 cannot be used due to the limitations imposed by Section 382 of the Internal Revenue Code related to the 2001 and 2003 changes of share ownership. The loss carryforwards expire as follows:

Year Expiring	Net Operating Loss	Capital Loss
2008	$—	$649,000
2012	458,000	—
2018	739,000	—
2019	115,000	—
2020	2,025,000	—
2021	177,000	—
2022	592,000	—
2023	6,085,000	—
2024	819,000	—
2025	1,374,000

Total loss carryforwards	$12,384,000	$649,000

Note 10 — Commitments and Contingencies
Liquidity
As of December 31, 2005, our unrestricted cash resources were approximately $529,000.
During the year ended December 31, 2005, we sold 10,000 shares of Stellent, Inc. at a price of $9.80 per share and recognized a gain on the sale of these shares totaling approximately $60,000. Net proceeds from this sale were approximately $97,000.
From 2003 through 2005, we pursued a value-added business plan primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. Throughout 2005, Paragon reviewed several portfolios of apartment properties, and in August 2005, identified a portfolio of ten apartment communities comprised of 1,478 units located in Texas and Ohio, and signed a contract in September 2005 to acquire the portfolio for $62.6 million. In order to fund the acquisition, Paragon hired an investment banking firm, which advised the Company to do a public equity offering for $100 million for this acquisition and to provide funds for future acquisitions and operations. The Company filed a registration statement with the SEC in October 2005, which the SEC decided not to review allowing the Company to proceed with the public offering. Subsequently, Paragon’s investment advisor informed the Company that market conditions made it impractical to continue with the proposed offering. The Company continued to solicit additional firms until it withdrew the registration statement from the SEC in January 2006. Without completing the public offering, the Company was not able to meet the listing requirements of Amex because its book equity was less than the
$6 million minimum requirement, it had sustained several consecutive years of losses from operations and net losses, and its common shares had been selling at a low share price for more than a year. In February 2006, Amex delisted Paragon’s common shares, which then commenced being quoted on the over-the-counter bulletin board (“OTC Bulletin Board”) and on the pink sheets with the new stock symbol “PRGL”. The Company is continuing its search for financing to complete the acquisition of the ten apartment communities under contract, which has been extended until March 31, 2006 with a closing by April 30, 2006. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to close the acquisition as well as adversely affect its ability to continue to operate as a public company.
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
We are dependent on our existing cash to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements. Because the cash flow from our properties does not fully fund our operations, we have reduced our day-to-day overhead expenses and material future obligations. We have reduced overhead expenses by not replacing employees who have left, reducing office space and rent, reducing use of outside consultants, negotiating discounts on prices wherever possible, and delaying or foregoing other expenses. The mortgage debt service payment is being funded from the cash flow of the property secured by the mortgage, and the current salary requirements of the employment contracts is only $5,000 per month for each executive officer.
We historically have financed our long-term capital needs, including acquisitions, as follows:
•	Borrowings from new loans;

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.
Paragon has been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. Paragon intends to raise equity through individual investors or groups of investors. We may also use joint venture structures for property and portfolio acquisitions, and tax-deferred operating partnership units for acquisitions of companies. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.
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
In 2004, an executive joined our management team as Sr. Vice President – Chief Property Management and Development Officer responsible for overseeing, managing and directing all property management and development activities. The employment agreement with the executive provided for an annual salary of $60,000. The initial term of the employment was for one year and may have been extended for terms of one year through his 70th birthday. The base annual salary was adjustable from time to time, except that the adjustment could not be lower than the preceding year’s base salary. The executive resigned in 2005 and the employment agreement was cancelled.
Note 11 — Related Party Transactions
Richton Trail Acquisition and Management Fees
Effective July 1, 2003, we closed the acquisition of our residential apartment community, Richton Trail, following approval by our shareholders of the transaction on June 30, 2003. Our operating partnership, Paragon Real Estate, LP, acquired the residential community along with the associated mortgage from Hampton Court Associates, LP, a partnership controlled by James C. Mastandrea, its general partner and our Chairman, Chief Executive Officer and President. In consideration for transferring Richton Trail, Hampton Court Associates received 813,938 restricted limited partnership units of Paragon Real Estate, LP. Each unit is redeemable after four years for cash, or at our option, 22.881 of our common shares.
Mr. Mastandrea also owns two companies that provide services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees included in years ended December 31, 2005 and December 31, 2004 were approximately $28,000 and $28,000, respectively. Reimbursement, at cost, for the payroll related costs paid and accrued for the years ended December 31, 2005 and December 31, 2004 were approximately $62,300 and $59,300, respectively. As the Company acquires more properties, it intends to use local third party management companies until we are able to provide management services ourselves.
Note 12 — Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2005	2004
Interest paid	$163,017	$166,487