Form 10QSB
period 2006-03-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2006-05-15
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number:
0-25074
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
1240 Huron Road, Suite 301, Cleveland, OH	44115
(Address of principal executive offices)	(Zip code)
Issuer’s telephone number: 216-430-2700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 11, 2006, the issuer had 33,191,649 common shares outstanding, including 2,859,765 common shares held in treasury.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheet – March 31, 2006 (unaudited)	Page - 2 -

Consolidated Statements of Operations – Three months ended March 31, 2006 and March 31, 2005 (unaudited)	Page - 3 -

Consolidated Statements of Cash Flows – Three months ended March 31, 2006 and March 31, 2005 (unaudited)	Page - 4 -

Notes to Consolidated Financial Statements (unaudited)	Page - 5 -

Item 2. Management’s Discussion and Analysis or Plan of Operation	Page - 12 -

Item 3. Controls and Procedures	Page - 18 -

Part II. Other Information

Item 1. Legal Proceedings	Page - 19 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page - 19 -

Item 3. Defaults upon Senior Securities	Page - 19 -

Item 4. Submission of Matters to a Vote of Security Holders	Page - 19 -

Item 5. Other Information	Page - 19 -

Item 6. Exhibits	Page - 19 -

Signatures	Page - 20 -

EX - 31.1 Section 302 Certification of Chief Executive Officer
EX - 31.2 Section 302 Certification of Chief Financial Officer
EX - 32.1 CEO/CFO Under 906 of Sarbanes-Oxley Act

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Balance Sheet
March 31, 2006
(unaudited)

Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370

5,370
Accumulated depreciation and amortization	(1,304)

Net investments in equipment	4,066
Cash and cash equivalents	180,319
Marketable securities	1,931
Other assets, net	82,210

Total Assets	$268,526

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$86,145

Total liabilities	86,145

Commitments and Contingencies

Shareholders’ equity:
Preferred Shares – $0.01 par value, 10,000,000 authorized: 278,155 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,782
Common Shares — $0.01 par value, 100,000,000 authorized; 33,191,649 shares issued and outstanding	331,916
Additional paid-in capital	29,218,552
Accumulated other comprehensive income, net unrealized gain on marketable securities	755
Accumulated deficit	(26,099,351)
Treasury stock, at cost, 2,859,765 shares	(800,735)
Unearned compensation and trustees’ fees	(2,471,538)

Total shareholders’ equity	182,381

Total Liabilities and Shareholders’ Equity	$268,526

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended March 31,
	2006	2005
Revenues
Interest and other	$1,773	$5,958

Total revenues	1,773	5,958

Expenses
Depreciation and amortization	269	115
General and administrative	165,691	458,676

Total expenses	165,960	458,791

Loss from continuing operations	(164,187)	(452,833)
Discontinued operations:
Income from discontinued operations of residential properties before allocation to minority interest	12,448	7,173
Income allocated to minority interest	(12,324)	(7,171)

Net loss attributable to Common Shareholders	(164,063)	(452,831)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of Common Shares outstanding: Basic and Diluted	33,191,649	33,315,615

Comprehensive loss:
Net loss	$(164,063)	$(452,831)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	6	(4,131)

Comprehensive loss	$(164,057)	$(456,962)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(164,063)	$(452,831)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs and trustees fees incurred through the issuance of shares	16,531	22,188
Compensation costs, trustees fees and legal costs incurred through the issuance of options	19,250	—
Rent expense incurred through the issuance of restricted shares	—	51,500
Depreciation and amortization	269	115
Income from discontinued operations, net of allocation to minority interest	(124)	(2)
Net change in assets and liabilities:
Other assets, net	42,094	(3,851)
Accounts payable and accrued expenses	(73,662)	(24,826)

Net cash (used in) from continuing operations	(159,705)	(407,707)

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities:

Net cash used in financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(159,705)	(407,707)
Cash and cash equivalents
Beginning of period	340,024	1,629,350

End of period	$180,319	$1,221,643

Supplemental information to Consolidated Statements of Cash Flows

Interest paid	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 – Organization
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its current primary focus on searching for and reviewing value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. Paragon has also been reviewing the sale of the corporate entity and seeking additional investors. During 2005, our primary focus was on acquiring, repositioning, owning, managing and operating multifamily apartment communities. Generally, the selling prices of this asset category have been quite high and have impacted the availability and cost of financing.
Effective March 31, 2006, the Company transferred its interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. The Company is no longer the general partner of Paragon Real Estate, LP and will not be liable for the mortgage loan of approximately $2.7 million secured by Richton Trail. The Company cancelled the right of Hampton Court Associates to redeem 813,938 partnership units of Paragon Real Estate, LP for cash after July 1, 2007, or at the option of the Company, for each unit to be converted into 22.881 of the Company’s common shares. In connection with the cancellation of the right to redeem the partnership units of Paragon Real Estate, LP, the Company also recorded an increase of approximately $825,000 to its additional paid in capital based on the cancellation of indebtedness to Paragon Real Estate, LP.
In our financial statements, we consolidate the revenues and expenses of Richton Trail as of March 31, 2006, which are shown as discontinued operations for the three months ended March 31, 2006 and March 31, 2005 because of the transfer of our 1.0% interest to Hampton Court Associates as of March 31, 2006.
Note 2 – Basis of Presentation
Consolidated Financial Statement Presentation
We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of March 31, 2006, the results of our operations for the three month periods ended March 31, 2006 and 2005, and of our cash flows for the three month periods ended March 31, 2006 and 2005 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2005.
We report our investments using the consolidated method of accounting because we own the outstanding voting interests and can control their operations. In the consolidation method, the accounts of these entities are combined with our accounts. All significant intercompany transactions are eliminated in consolidation.
The Company was the sole general partner of Paragon Real Estate, LP and owned a 1.0% interest until March 31, 2006 when that 1.0% interest was transferred to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. Therefore, at March 31, 2006, this investment is no longer consolidated with the Company.
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. However, the Company has continued to incur net losses and at March 31, 2006, had unrestricted cash of approximately $180,000, which is sufficient to pay only the current liabilities. The Company had an overall decrease in cash of approximately $1.3 million in 2005 due to significant amounts spent to actively seek and review potential acquisitions to build our portfolio and to obtain acquisition capital. The decrease in cash during the first quarter ended March 31, 2006 was $160,000, mainly for expenses to keep the Company operating as a public company. Our ability to continue as a going concern will be dependent upon securing additional financing to support the overhead of our public company until we acquire assets to generate cash flow for the Company.
In 2005, Paragon identified a portfolio of ten apartment communities comprised of 1,478 units located in Texas and Ohio and signed a contract in September 2005 to acquire the portfolio for $62.6 million. In order to fund the acquisition, Paragon hired an investment banking firm, which advised the Company to do a public equity offering for $100 million for this acquisition and to provide funds for future acquisitions and operations. The Company filed a registration statement with the SEC in October 2005, which the SEC did not review, thereby allowing the Company to proceed with the public offering. Subsequently, Paragon’s investment advisor informed the Company that market conditions made it impractical to continue with the proposed offering. The Company continued to solicit additional firms until it withdrew the registration statement from the SEC in January 2006. Without completing the public offering, the Company was not able to meet the listing requirements of the American Stock Exchange (“Amex”) because its book equity was less than the $6 million minimum requirement, it had sustained consecutive years of losses from operations and net losses, and its common shares had been selling at a low share price for more than a year. In February 2006, Amex delisted Paragon’s common shares, which then commenced being quoted on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and on the pink sheets with the new stock symbol “PRGL”. Additionally, without the funds from the public offering, the Company was unable to complete the acquisition of the apartment portfolio and requested the return of its escrow deposit from the seller, which was received in April 2006.
During 2006, Paragon has also been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. In addition because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. There can be no assurance that we will be able to enter into a definitive agreement or that we will be able to close a transaction once a definitive agreement is signed. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to operate as a public company.
Note 3 – Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2006, and the reported amounts of revenues and expenses for the three month periods ended March 31, 2006 and 2005. Actual results could differ from those estimates. Significant estimates include the valuation of marketable securities, deferred taxes and a related valuation allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
Investments in Real Estate
Our investments in real estate assets were reported at the lower of cost or estimated net realizable value prior to March 31, 2006 when we transferred our 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail, to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. Prior to the transfer, no impairment existed in the value of the real estate assets.
Depreciation expense was computed using the straight-line method based on the following useful lives:

Years
Building and improvements	40
Furniture, fixtures and equipment	3-7
Expenditures for ordinary maintenance and repairs were expensed to operations as incurred and significant renovations and improvements that improve or extend the useful life of the asset were capitalized and depreciated over their estimated useful life.
Cash and cash equivalents
Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. At March 31, 2006, we also maintained cash of approximately $6,000 in a money market account that was not federally insured.
Other Assets
As of March 31, 2006, other assets of approximately $82,000 included an escrow deposit of $45,000 related to a real estate acquisition contract of approximately $62.6 million, and prepaid expenses of approximately $37,000. In April 2006, we requested and received the return of the escrow deposit and the acquisition contract was terminated.
Revenue Recognition
Revenues from rental property were recognized when due from tenants. Leases were generally for terms of one year or less.
Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which replaced Statement of Financial Account Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values, eliminating pro forma disclosure as an alternative. The cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123R is effective for small business filers as of the first interim or annual period that begins after December 31, 2005.
Effective January 1, 2006, the Company adopted the provisions of SFAS 123 using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 equals approximately $19,000 and reflects (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company did not grant any share-based awards during the first three months of 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black Scholes model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At March 31, 2006, we had one stock-based employee compensation plan. During the three months ended March 31, 2006, we did not issue or cancel any common share options. During the three months ended March 31, 2005, we cancelled 150,000 common share options under this plan and did not issue any common share options. The following table includes the ranges of the assumptions that were used to estimate the fair value of unvested options outstanding at March 31, 2006.

Dividend yield	0.0%
Expected volatility	168.9 – 176.5%
Risk free interest rate	3.40 – 4.05%
Expected lives	5 - 10 years
Prior to January 1, 2006, the Company accounted for the grants of options and restricted shares using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Had compensation cost for share-based awards been determined consistent with SFAS 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts for the three month period ended March 31, 2005:

For the three month period ended
March 31, 2005
Net loss attributable to Common Shareholders	$(445,831)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	22,188

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34,563)

Pro forma net loss attributable to Common Shareholders	$(458,206)

Net loss attributable to Common Shareholders per Common Share:
Basic and Diluted – as reported	$(0.01)

Basic and Diluted – pro forma	$(0.01)

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
At March 31, 2006, we have net operating losses, and at December 31, 2005, we had net operating losses totaling approximately $12.4 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2025. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $10.4 million of the $12.4 million net operating losses. These same regulations also limit the amount of loss used in any one year.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents and marketable securities. The fair values of the financial instruments were not materially different from their carrying values at March 31, 2006.
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
Note 4 – Marketable Securities
Our investments in marketable securities are available-for-sale, as of March 31, 2006, and represent 100 common shares of Century Realty Trust. This investment was sold in April 2006 for approximately $2,000.
As of March 31, 2006, our marketable securities had a fair market value of approximately $2,000 (based upon the NASDAQ closing quote of $19.30 per share for Century Realty Trust on March 31, 2006). We recorded an unrealized gain on marketable securities during 2006 of approximately $6, resulting in a balance of approximately $800 in shareholders’ equity for unrealized gain on marketable securities.
We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method.
Note 5 – Equity
No preferred shares were converted during the first quarter ended March 31, 2006.
No restricted shares or options were issued or cancelled during the first quarter ended March 31, 2006.
Effective March 31, 2006, the Company cancelled the right of Hampton Court Associates to redeem 813,938 partnership units of Paragon Real Estate, LP for cash after July 1, 2007, or at the option of the Company, for each unit to be converted into 22.881 of the Company’s common shares after the Company transferred its 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns

Richton Trail Apartments (“Richton Trail”), to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. In connection with the cancellation of the right to redeem the partnership units of Paragon Real Estate, LP, the Company also recorded an increase of approximately $825,000 to its additional paid in capital based on the cancellation of indebtedness to Paragon Real Estate, LP.
Note 6 – Loss Per Share
The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” for all periods presented herein. Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of Common Shares outstanding for the three months ended March 31, 2006 and March 31, 2005 were 33,191,649 and 33,315,615, respectively. Common share equivalents of approximately 24.3 million and 23.5 million as of March 31, 2006 and March 31, 2005, respectively, include outstanding convertible preferred shares, warrants, and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the three months ended March 31,
	2006	2005
Numerator
Net loss from continuing operations	$(164,187)	$(452,833)
Discontinued operations:
Income from discontinued operations of residential properties before allocation to minority interest	12,448	7,173
Income allocated to minority interest	(12,324)	(7,171)

Net loss attributable to Common Shareholders	$(164,063)	$(452,831)

Denominator
Weighted average Common Shares outstanding at March 31, 2006 and March 31, 2005, respectively: Basic and Diluted	33,191,649	33,315,615

Basic and Diluted EPS
Net loss from continuing operations	$(0.00)	$(0.01)
Discontinued operations:
Income from discontinued operations of residential properties before allocation to minority interest	0.00	0.00
Income allocated to minority interest	0.00	0.00

Net loss attributable to Common Shareholders: Basic and Diluted	$(0.00)	$(0.01)

Note 7 – Commitments and Contingencies
Liquidity
As of March 31, 2006, our unrestricted cash resources were approximately $180,000, plus an escrow deposit of $45,000 that was returned to the Company in April 2006 and approximately $2,000 of marketable securities that we sold in April 2006.
From 2003 through 2005, we pursued a value-added business plan primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. Throughout 2005, Paragon reviewed several portfolios of apartment properties, and in

August 2005, identified a portfolio of ten apartment communities comprised of 1,478 units located in Texas and Ohio, and signed a contract in September 2005 to acquire the portfolio for $62.6 million. In order to fund the acquisition, Paragon hired an investment banking firm, which advised the Company to do a public equity offering for $100 million for this acquisition and to provide funds for future acquisitions and operations. The Company filed a registration statement with the SEC in October 2005, which the SEC did not review, thereby allowing the Company to proceed with the public offering. Subsequently, Paragon’s investment advisor informed the Company that market conditions made it impractical to continue with the proposed offering. The Company continued to solicit additional firms until it withdrew the registration statement from the SEC in January 2006. Without completing the public offering, the Company was not able to meet the listing requirements of Amex because its book equity was less than the $6 million minimum requirement, it had sustained consecutive years of losses from operations and net losses, and its common shares had been selling at a low share price for more than a year. In February 2006, Amex delisted Paragon’s common shares, which then commenced being quoted on the OTC Bulletin Board and on the pink sheets with the new stock symbol “PRGL”. Failure to obtain external sources of financial will materially and adversely affect the Company’s ability to continue to operate as a public company.
We are dependent on our existing cash to meet our liquidity needs and we have reduced our day-to-day overhead expenses and material future obligations. We have reduced overhead expenses by not replacing employees who have left, reducing office space and rent, reducing use of outside consultants, negotiating discounts on prices wherever possible, and delaying or foregoing other expenses. The mortgage debt service payment was being funded from the cash flow of Richton Trail and the Company will not be liable for the mortgage payment because it transferred its 1.0% interest in Paragon Real Estate, LP, the owner of Richton Trail, to the sole limited partner Hampton Court Associates.
Paragon has been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. Paragon has also been reviewing the sale of the corporate entity and seeking additional investors. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.
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
Note 8 – Discontinued Operations
Effective March 31, 2006, the Company transferred its 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail, to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP.
In our financial statements, we consolidate the revenues and expenses of Richton Trail as of March 31, 2006, which are shown as discontinued operations for the three months ended March 31, 2006 and March 31, 2005 because of the transfer of our 1.0% interest to Hampton Court Associates as of March 31, 2006. The following table is a summary of the income from discontinued operations of Richton Trail for the three month periods ended March 31, 2006 and 2005.

	For the three months ended March 31,
	2006	2005
Revenues	$163,926	$155,438
Operating expenses	(88,288)	(85,652)
Depreciation and amortization	(23,476)	(22,127)
Interest expense	(39,714)	(40,486)

Income from discontinued operations	$12,448	$7,173

Note 9 – Related Party Transactions
Richton Trail Acquisition and Management Fees
As of March 31, 2006, the Company transferred its 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail, to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. The Company is no longer the general partner of Paragon Real Estate, LP and will not be liable for the mortgage loan secured by Richton Trail. Hampton Court Associates is a partnership controlled by James C. Mastandrea, its general partner and our Chairman, Chief Executive Officer and President. Previously, on July 1, 2003, we purchased Richton Trail from Hampton Court Associates by issuing 813,938 partnership units to Hampton Court Associates, which were redeemable after four years for cash, or at the option of the Company, for 22.881 common shares for each unit. As of March 31, 2006, when the Company transferred its 1.0% interest in Paragon Real Estate, LP, the Company cancelled the right of Hampton Court Associates to redeem the partnership units of Paragon Real Estate, LP for cash or for the Company’s common shares. In connection with the cancellation of the right to redeem the partnership units of Paragon Real Estate, LP, the Company also recorded an increase of approximately $825,000 to its additional paid in capital based on the cancellation of indebtedness to Paragon Real Estate, LP.
Mr. Mastandrea also owns two companies that provide services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees included in discontinued operations for the three months ended March 31, 2006 were approximately $8,000 and for the three months ended March 31, 2005 were approximately $7,000. Reimbursement, at cost, for the payroll related costs paid and accrued that were included in discontinued operations for the three months ended March 31, 2006 was approximately $17,000 and for the three month period ended March 31, 2005 was approximately $16,000.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its current primary focus on and reviewing value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. Paragon has also been reviewing selling the corporate entity and seeking additional investors. During 2005, our primary focus was on acquiring, repositioning, owning, managing and operating multifamily apartment communities. Generally, the selling prices of this asset category have been quite high and have impacted the availability and cost of financing.
Effective March 31, 2006, the Company transferred its 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail Apartments (“Richton Trail”), to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. The Company is no longer the general partner of Paragon Real Estate, LP and will not be liable for the mortgage loan of approximately $2.7 million secured by Richton Trail. The Company cancelled the right of Hampton Court Associates to redeem 813,938 partnership units of Paragon Real Estate, LP for cash after July 1, 2007, or at the option of the Company, for each unit to be converted into 22.881 of the Company’s common shares. In connection with the cancellation of the right to redeem the partnership units of Paragon Real Estate, LP, the Company also recorded an increase of approximately $825,000 to its additional paid in capital based on the cancellation of indebtedness to Paragon Real Estate, LP.
From 2003 through 2005, we pursued a value-added business plan primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding.
Throughout 2005, Paragon reviewed several portfolios of apartment properties and in August 2005, identified a portfolio of ten apartment communities comprised of 1,478 units located in Texas and Ohio, and signed a contract in September 2005 to acquire the portfolio for $62.6 million. In order to fund the acquisition, Paragon hired an investment banking firm, which advised the Company to do a public equity offering for $100 million for this acquisition and to provide funds for future acquisitions and operations. The Company filed a registration statement with the SEC in October 2005, which the SEC did not review, thereby allowing the Company to proceed with the public offering. Subsequently, Paragon’s investment advisor informed the Company that market conditions made it impractical to continue with the proposed offering. The Company continued to solicit additional firms until it withdrew the registration statement from the SEC in January 2006. Without completing the public offering, the Company was not able to meet the listing requirements of the American Stock Exchange (“Amex”) because its book equity was less than the $6 million minimum requirement, it had sustained consecutive years of losses from operations and net losses, and its common shares had been selling at a low share price for more than a year. In February 2006, Amex delisted Paragon’s common shares, which then commenced being quoted on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and on the pink sheets with the new stock symbol “PRGL”. Additionally, without the funds from the public offering, the Company was unable to complete the acquisition of the apartment portfolio and requested the return of its escrow deposit from the seller, which the Company received in April 2006.
During 2006, Paragon has been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. In addition, because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. There can be no assurance that we will be able to enter into a definitive agreement or that we will be able to close a transaction once a definitive agreement is signed. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to operate as a public company, as well as its liquidity and financial results.
Brief History
Paragon was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”). We operated as a traditional REIT by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In February 2000, the Company purchased a software technology company, resulting in the Company not meeting the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In 2002, the Company discontinued the operations of the technology segment and we were eligible to elect REIT status in 2005, though we intend to take advantage of our tax loss carryforwards before electing to be a REIT again.

Forward-Looking Information
The following is a discussion of our results of operations for the three month periods ended March 31, 2006 and 2005 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three month period ended March 31, 2006, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
This report on Form 10-QSB contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, changes in general economic conditions, changes in real estate conditions, changes in prevailing interest rates, the cost or general availability of equity and debt financing, failure to acquire properties in accordance with our value added strategy, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2005.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
Results of Operations
Comparison of the Three Month Periods Ended March 31, 2006 and 2005
Effective March 31, 2006, the Company transferred its 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail, to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. In our financial statements, we consolidate the revenues and expenses of Richton Trail as of March 31, 2006, which are shown as discontinued operations for the three months ended March 31, 2006 and March 31, 2005 because of the transfer of our 1.0% interest to Hampton Court Associates as of March 31, 2006.
Revenues from Operations
Interest and other revenue decreased by approximately $4,000 to approximately $2,000 for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005. The decrease is primarily due to the decrease in cash and cash equivalents between the periods. Cash was used during 2005 and 2006 to fund the operation of the Company while we reviewed acquisition of apartment properties in 2005 and other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments.

Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $459,000 for the three month period ended March 31, 2005 to approximately $166,000 for the three month period ended March 31, 2006, a net decrease of $293,000. The decrease resulted from significant due diligence costs incurred in 2005, compared to 2006, on potential transactions, including decreases in legal fees of approximately $151,000, other general consulting costs of approximately $50,000, accounting fees of approximately $17,000, and travel costs of approximately $33,000 for visiting properties. Payroll expenses also decreased $21,000 in 2006 compared to 2005, as well as other overhead expenses, such as rent and expenses of maintaining the public entity, which decreased approximately $21,000 net. Because the Company has limited unrestricted cash available, it has not replaced employees who have terminated and has been reducing other overhead expenses while looking for value-added real estate deals.
Loss from continuing operations
As a result of the above, loss from continuing operations decreased from approximately $453,000 for the three month period ended March 31, 2005 to approximately $164,000 for the three month period ended March 31, 2006.
Discontinued operations
Discontinued operations includes the operating income of Richton Trail, the Company’s former real estate asset. Effective March 31, 2006, the Company transferred its 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail, to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. The Company is no longer the general partner of Paragon Real Estate, LP, will not be liable for the mortgage loan of approximately $2.7 million secured by Richton Trail, and will include the revenues and expenses of Richton Trail as discontinued operations.
Income from discontinued operations of residential properties before allocation to minority interest increased to approximately $12,000 for the three months ended March 31, 2006 compared to approximately $7,000 for the three months ended March 31, 2005, mainly due to higher monthly rental rates, which were increased throughout 2005 at Richton Trail as leases expired.
Most of the income from discontinued operations is allocated to the minority interest, which owns 99.0% of the operating partnership, resulting in 1.0% of the discontinued operations remaining as part of the Company.
Net loss attributable to Common Shareholders
Based on the above, the net loss attributable to Common Shareholders decreased from approximately $446,000 for the three month period ended March 31, 2005 to approximately $152,000 for the three month period ended March 31, 2006.
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

Impairment of Long-Lived Assets
We recognize an impairment loss on a real estate asset if the asset’s carrying amount exceeds its fair value and is non-recoverable. Effective March 31, 2006, we transferred our 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail, to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. Prior to the transfer, no impairment existed in the value of the real estate assets.
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
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. As of March 31, 2006, we have net operating losses and at December 31, 2005, we had net operating losses totaling approximately $12.4 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset of approximately $5.3 million, a valuation allowance of $5.3 million was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2025.
Liquidity and Capital Resources
Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. In 2003, as part of the one-time incentive exchange offer for holders of preferred shares to convert to common shares, our shareholders approved eliminating the preferred dividend, which allows us to use that cash for current operations and future growth of the Company. Our unrestricted cash is not sufficient to allow us to continue operations and we have been reviewing alternatives, including value-added real estate deals for land development, retail, office, industrial, hotel and joint venture investments, as well as reverse merging with a private company, selling the corporate entity, and seeking additional investors.
Cash Flows
As of March 31, 2006, our unrestricted cash resources were approximately $180,000. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.
During the three month period ended March 31, 2006, we used cash for our continuing operations of approximately $160,000, and there were no additions to assets of the Company or payments for investments of the Company. As a result, our cash balance decreased by approximately $160,000 from approximately $340,000 at December 31, 2005 to approximately $180,000 at March 31, 2006.

Future Obligations
We are dependent on our existing cash to meet our liquidity needs and have reduced our day-to-day overhead expenses and material future obligations. We have reduced overhead expenses by not replacing employees who have left, reducing office space and rent, reducing use of outside consultants, negotiating discounts on prices wherever possible, and delaying or foregoing other expenses.
The mortgage was being paid from the cash flow of Richton Trail and the Company will not be liable for the mortgage payment because it transferred its 1.0% interest in Paragon Real Estate, LP, the owner of Richton Trail, to the sole limited partner Hampton Court Associates on March 31, 2006.
Long Term Liquidity and Operating Strategies
Our unrestricted cash of $180,000, plus the escrow deposit of $45,000 that was returned to the Company in April 2006 and approximately $2,000 of marketable securities that were sold in April 2006, for a total of unrestricted cash available of $227,000, is sufficient to meet only the Company’s current liabilities. Our ability to continue as a going concern will be dependent upon securing additional financing to support the overhead of our public company until we find assets to generate cash flow for the Company. During 2006, Paragon has been searching for and reviewing value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors.
Current Tax Status
At March 31, 2006, we have a net operating loss, and at December 31, 2005, we had net operating losses totaling approximately $12.4 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2025.
We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Interest Rates and Inflation
Interest rates rose during 2005 and the first quarter of 2006 from the record low rates of the previous few years. The record low interest rates led to higher selling prices for established real estate properties, the type that we were reviewing to acquire. In addition, institutional investors have had an excess of funds to invest and have chosen to allocate more funds to the real estate sector in hopes of increasing their returns. Due to this abundance of funds pursuing investments in real estate during 2005, we found higher selling prices for multi-family residential apartment communities as well, which made it difficult for us to bid competitively. During 2006, Paragon has been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments, as well as reviewing other alternatives, including a reverse merger with a private company, selling the corporate entity, and seeking additional investors.
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
ITEM 3. CONTROLS AND PROCEDURES
As of March 31, 2006, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of March 31, 2006, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.
Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to March 31, 2006.

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

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea
Date: May 11, 2006		James C. Mastandrea
Chief Executive Officer

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee
Date: May 11, 2006		John J. Dee
Chief Financial Officer