Form 10QSB
period 2006-09-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2006-11-14
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Commission File Number:
0-25074
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	39-6594066 (I.R.S. Employer Identification Number)

1240 Huron Road, Cleveland, OH (Address of principal executive offices)	44115 (Zip code)
Issuer’s telephone number: 216-430-2700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of November 10, 2006, the issuer had 442,565 common shares outstanding, including 38,130 common shares held in treasury.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheet — September 30, 2006 (unaudited)	Page - 2 -

Consolidated Statements of Operations — Nine months ended September 30, 2006 and September 30, 2005 (unaudited)	Page - 3 -

Consolidated Statements of Operations — Three months ended September 30, 2006 and September 30, 2005 (unaudited)	Page - 4 -

Consolidated Statements of Cash Flows — Nine months ended September 30, 2006 and September 30, 2005 (unaudited)	Page - 5 -

Notes to Consolidated Financial Statements (unaudited)	Page - 6 -

Item 2. Management’s Discussion and Analysis or Plan of Operation	Page - 16 -

Item 3. Controls and Procedures	Page - 24 -

Part II. Other Information

Item 1. Legal Proceedings	Page - 24 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page - 24 -

Item 3. Defaults upon Senior Securities	Page - 24 -

Item 4. Submission of Matters to a Vote of Security Holders	Page - 24 -

Item 5. Other Information	Page - 24 -

Item 6. Exhibits	Page - 24 -

Signatures	Page - 25 -

EX - 31.1 Section 302 Certification of Chief Executive Officer
EX - 31.2 Section 302 Certification of Chief Financial Officer
EX - 32.1 CEO/CFO Under 906 of Sarbanes-Oxley Act
EX-31.1
EX-31.2
EX-32.1

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Balance Sheet
September 30, 2006
(unaudited)

Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370
Accumulated depreciation and amortization	(1,841)

Net investments in equipment	3,529
Cash and cash equivalents	226,078
Other assets, net	10,991

Total Assets	$240,598

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$84,645

Total liabilities	84,645

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 277,955 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,780
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444
Common Shares — $0.01 par value, 100,000,000 authorized; 442,565 shares issued and outstanding	4,426
Additional paid-in capital	30,546,156
Accumulated deficit	(26,276,309)
Treasury stock, at cost, 38,130 shares	(800,735)
Unearned compensation and trustees’ fees	(2,947,809)
Subscriptions receivable Preferred C Shares	(375,000)

Total shareholders’ equity	155,953

Total Liabilities and Shareholders’ Equity	$240,598

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the nine months ended September 30,
	2006	2005
Revenues
Interest and other	$4,149	$16,617

Total revenues	4,149	16,617

Expenses
Depreciation and amortization	806	652
General and administrative	345,264	874,964

Total expenses	346,070	875,616

Loss from operations	(341,921)	(858,999)
Gain on sale of marketable securities	777	—

Loss from continuing operations	(341,144)	(858,999)
Discontinued operations:
Income from discontinued operations of residential properties before allocation to minority interest	12,448	35,239
Income allocated to minority interest	(12,324)	(35,059)

Net loss attributable to Common Shareholders	(341,020)	(858,819)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.77)	$(1.92)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,560	448,231

Comprehensive loss:
Net loss	$(341,020)	$(858,819)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	—	(2,358)

Comprehensive loss	$(341,020)	$(861,177)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended September 30,
	2006	2005
Revenues
Interest and other	$1,046	$5,177

Total revenues	1,046	5,177

Expenses
Depreciation and amortization	269	269
General and administrative	84,135	177,469

Total expenses	84,404	177,738

Loss from operations	(83,358)	(172,561)
Gain on sale of marketable securities	—	—

Loss from continuing operations	(83,358)	(172,561)
Discontinued operations:
Income from discontinued operations of residential properties before allocation to minority interest	—	19,824
Income allocated to minority interest	—	(19,672)

Net loss attributable to Common Shareholders	(83,358)	(172,409)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.19)	$(0.39)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,555	447,221

Comprehensive loss:
Net loss	$(83,358)	$(172,409)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	—	10,887

Comprehensive loss	$(83,358)	$(161,522)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(341,020)	$(858,819)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs and trustees fees incurred through the issuance of shares	8,983	72,427
Compensation costs, trustees fees and legal costs incurred through the issuance of options	53,082	—
Rent expense incurred through the issuance of restricted shares	—	51,500
Depreciation and amortization	806	652
Income from discontinued operations, net of allocation to minority interest	(124)	(180)
Gain on sale of marketable securities	(777)	—
Net change in assets and liabilities:
Other assets, net	113,313	(69,268)
Accounts payable and accrued expenses	(75,162)	(113,532)

Net cash used in continuing operations	(240,899)	(917,220)

Cash flows from investing activities:
Cash proceeds from sale of marketable securities	1,953	—
Purchase of equipment	—	(3,070)

Net cash from (used in) investing activities	1,953	(3,070)

Cash flows from financing activities:
Cash proceeds from issuance of Preferred C shares	125,000	—

Net cash from financing activities	125,000	—

Net decrease in cash and cash equivalents	(113,946)	(920,290)
Cash and cash equivalents
Beginning of period	340,024	1,629,350

End of period	$226,078	$709,060

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 — Organization
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”)
is a real estate company with its primary focus on searching for and reviewing value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. In the third quarter of 2006, three independent members of the Board of Trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash, and James C. Mastandrea, Paragon’s President, Chief Executive Officer and Chairman of the Board of Trustees, signed a similar agreement to purchase Class C Convertible Preferred Shares in exchange for his compensation for services to Paragon for the following two years ended September 29, 2008. Additional information related to the Class C Convertible Preferred Shares is described in the equity note to these financial statements.
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
In our financial statements, we consolidated the revenues and expenses of Richton Trail for the quarter ended March 31, 2006, which are shown as discontinued operations for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005 because of the transfer of our 1.0% interest to Hampton Court Associates as of March 31, 2006.
Note 2 — Basis of Presentation
Consolidated Financial Statement Presentation
We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of September 30, 2006, the results of our operations for the nine month and three month periods ended September 30, 2006 and 2005, and of our cash flows for the nine month periods ended September 30, 2006 and 2005 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

We report our investments using the consolidated method of accounting because we own the outstanding voting interests and can control their operations. In the consolidation method, the accounts of these entities are combined with our accounts. All significant intercompany transactions are eliminated in consolidation.
The Company was the sole general partner of Paragon Real Estate, LP and owned a 1.0% interest until March 31, 2006 when that 1.0% interest was transferred to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. Therefore, at September 30, 2006, this investment is no longer consolidated with the Company.
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company has received the first quarterly installment of $125,000 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings. The Company has continued to incur net losses and at September 30, 2006, had unrestricted cash of approximately $226,000. The Company had an overall decrease in cash of approximately $1.3 million in 2005 due to significant amounts spent to actively seek and review potential acquisitions to build our portfolio and to obtain acquisition capital. The decrease in cash during the three quarters ended September 30, 2006 was approximately $114,000, mainly for expenses to keep the Company operating as a public company, offset by the first quarterly installment of $125,000 for the purchase of Class C Convertible Preferred Shares. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow.
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
During 2006, Paragon has also been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. In addition, because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. Three independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate deals or sold to another company. During the third quarter of 2006, the Company received the first quarterly installment of $125,000 from three trustees for payment of Class C Convertible Preferred Shares. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations.
Note 3 — Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2006, and the reported amounts of revenues and expenses for the three and nine month periods ended September 30, 2006 and 2005. Actual results could differ from those estimates. Significant estimates include the valuation of deferred taxes and a related allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
Investments in Equipment
Our investments in equipment assets were reported at the lower of cost or estimated net realizable value.
Depreciation expense was computed using the straight-line method based on the following useful lives:

Years
Furniture, fixtures and equipment	3-7
Cash
We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times.
Other Assets
As of September 30, 2006, other assets of approximately $11,000 is prepaid insurance.
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
Effective January 1, 2006, the Company adopted the provisions of SFAS 123 using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months and nine months ended September 30, 2006 equals approximately $16,000 and $53,000, respectively, and reflects (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company did not grant any share-based awards during the first nine months of 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black Scholes model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At September 30, 2006, we had one stock-based employee compensation plan. During the nine months ended September 30, 2006, we did not issue or cancel any common share options or restricted share grants. During the six months ended June 30, 2005, we issued 100,000 common share options and issued 550,000 restricted share grants under this plan. In connection with the resignation of an employee, we cancelled 150,000 common share options under this plan during the six months ended June 30, 2005. The following table includes the ranges of the assumptions that were used to estimate the fair value of unvested options outstanding at September 30, 2006.

Dividend yield	0.0%
Expected volatility	168.9 — 175.5%
Risk free interest rate	3.40 — 4.05%
Expected lives	5 — 10 years
Prior to January 1, 2006, the Company accounted for the grants of options and restricted shares using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Had compensation cost for share-based awards been determined consistent with SFAS 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts for the nine month period ended September 30, 2005:

For the nine month period ended
September 30, 2005
Net loss attributable to Common Shareholders	$(858,819)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	72,427

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(101,845)

Pro forma net loss attributable to Common Shareholders	$(888,237)

Net loss attributable to Common Shareholders per Common Share:
Basic and Diluted — as reported	$(1.92)

Basic and Diluted — pro forma	$(1.98)

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
At September 30, 2006, we have net operating losses, and at December 31, 2005, we had net operating losses totaling approximately $12.4 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2025. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $10.4 million of the $12.4 million net operating losses. These same regulations also limit the amount of loss used in any one year.
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
Note 4 — Marketable Securities
As of September 30, 2006, we did not have any marketable securities. We sold our 100 common shares of Century Realty Trust in April 2006 for approximately $2,000.
We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method.
Note 5 — Equity
Effective September 29, 2006, Paragon filed articles supplementary to its declaration of trust, as amended, restated and supplemented with the State Department of Assessment and Taxation of Maryland designating 300,000 Class C Convertible Preferred Shares. Dividends for the holders of the Class C Convertible Preferred Shares are at the discretion of the trustees. The Class C Convertible Preferred Shares have voting rights equal to the number of common shares into which they are convertible. Each Class C Convertible Preferred Share is convertible into common shares by dividing by the sum of $10.00 and any accrued but unpaid dividends on the Class C Convertible Preferred Shares by the conversion price of $1.00. The Class C convertible Preferred Shares have a liquidation preference of $10.00 per share, plus any accrued but unpaid dividends, and can be redeemed by the Board of Trustees at any time, with notice, at the same price per share.
Effective September 29, 2006, three independent trustees of Paragon signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash to maintain Paragon as a corporate shell current in its SEC filings and will receive Class C Convertible Preferred Shares. The trustees paid the first quarterly installment of $125,000 during the third quarter of 2006.

In addition, on September 29, 2006, James C. Mastandrea, President, Chief Executive Officer, and Chairman of the Board of Trustees of Paragon, signed a subscription agreement whereby he will purchase 44,444 restricted shares of Class C Convertible Preferred Shares. The consideration for the purchase will be Mr. Mastandrea’s services as an officer of Paragon for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Convertible Preferred Shares are subject to forfeiture and restricted from being sold by Mr. Mastandrea until the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008.
Each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon, dated September 29, 2006, to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Convertible Preferred Shares will be removed upon the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008.
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
During the nine months ended September 30, 2006, 200 preferred shares were converted to 9.2 common shares (post-reverse split), at a conversion rate of 0.0460 common shares (post-reverse split) for each preferred share. On July 7, 2005, 300 preferred shares were converted to 13.8 common shares, at a conversion rate of 0.0460 common shares (post-reverse split) for each preferred share.
No options were issued or cancelled during the nine month period ended September 30, 2006.
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
The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” for all periods presented herein. Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the nine months ended September 30, 2006 and September 30, 2005 were 442,560 and 448,231, respectively. Common share equivalents of 2,520,733 and 325,685 as of September 30, 2006 and September 30, 2005, respectively, include outstanding convertible preferred class A shares, convertible preferred class C shares (2006 only), warrants, stock options and limited partnership units (2005 only), and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the nine months ended September 30,
	2006	2005
Numerator
Loss from continuing operations	$(341,144)	$(858,999)
Discontinued operations:
Income from discontinued operations of residential properties before allocation to minority interest	12,448	35,239
Income allocated to minority interest	(12,324)	(35,059)

Net loss attributable to Common Shareholders	$(341,020)	$(858,819)

Denominator
Weighted average Common Shares outstanding at June 30, 2006 and June 30, 2005, respectively: Basic and Diluted	442,560	448,231

Basic and Diluted EPS
Net loss from continuing operations	$ (0.77)	$ (1.92)
Discontinued operations:
Income from discontinued operations of residential properties before allocation to minority interest	0.00	0.00
Income allocated to minority interest	0.00	0.00

Net loss attributable to Common Shareholders:
Basic and Diluted	$ (0.77)	$ (1.92)

Note 7 — Commitments and Contingencies
Liquidity
As of September 30, 2006, our unrestricted cash resources were approximately $226,000. Three of our independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution $500,000 cash. During the third quarter of 2006, they paid the first quarterly installment of $125,000, which will be used to maintain Paragon as a corporate shell current with its SEC filings.
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
Paragon has been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. Paragon has also been reviewing the sale of the corporate entity and seeking additional investors. The Company received the first quarterly installment of $125,000 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current with its SEC filings. The Board of Trustees intends to keep the Company as a corporate shell that may be used in the future for real estate deals or sold to another company. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.
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
In our financial statements prior to the transfer of our 1.0% interest as of March 31, 2006, we consolidated the revenues and expenses of Richton Trail. As of September 30, 2006, the revenues and expenses of Richton Trail are shown as discontinued operations for the nine months ended September 30, 2006 and the three months and nine months ended September 30, 2005 because of the transfer of our 1.0% interest as of March 31, 2006. The following tables summarize the income from discontinued operations of Richton Trail. The nine month period ended September 30, 2006 includes only three months of discontinued operations through March 31, 2006, which was the date of the transfer. The nine month period ended September 30, 2005 contains nine months of discontinued operations.

	For the nine months ended September 30,
	2006	2005
Revenues	$163,926	$468,387
Operating expenses	(88,288)	(243,892)
Depreciation and amortization	(23,476)	(67,037)
Interest expense	(39,714)	(122,219)

Income from discontinued operations	$ 12,448	$ 35,239

	For the three months ended September 30,
	2006	2005
Revenues	$—	$158,638
Operating expenses	—	(75,133)
Depreciation and amortization	—	(22,687)
Interest expense	—	(40,994)

Income from discontinued operations	$—	$ 19,824

Note 9 — Related Party Transactions
Richton Trail Disposition and Previous Acquisition and Management Fees
Effective September 29, 2006, three independent trustees of Paragon signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash to maintain Paragon as a corporate shell current in its SEC filings and will receive Class C Convertible Preferred Shares. In addition, James C. Mastandrea, President, Chief Executive Officer, and Chairman of the Board of Trustees of Paragon, signed a subscription agreement whereby he will purchase 44,444 restricted Class C Convertible Preferred Shares by his providing services as an officer of Paragon for the period beginning September 29, 2006 and ending September 29, 2008. Each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. Additional information related to the Class C Convertible Preferred Shares is described in the equity note to these financial statements.
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

Mr. Mastandrea also owns two companies that provided services to Richton Trail. Mid Illinois Realty Corp. managed Richton Trail and MDC Realty Corp. was reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees included in discontinued operations for the nine month period ended September 30, 2006 were approximately $8,000 and for the nine month period ended September 30, 2005 were approximately $20,000. Reimbursement, at cost, for the payroll related costs paid and accrued that were included in discontinued operations for the nine month period ended September 30, 2006 was approximately $17,000 and for the nine month period ended September 30, 2005 was approximately $47,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on and reviewing value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. Paragon has also been reviewing the possibility of selling the corporate entity or seeking additional investors. During 2005, our primary focus was on acquiring, repositioning, owning, managing and operating multifamily apartment communities. Generally, the selling prices of this asset category have been quite high and have impacted the availability and cost of financing.
Effective September 29, 2006, three independent members of the Board of Trustees signed subscription agreements to purchase a total of 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash, and James C. Mastandrea, Paragon’s President, Chief Executive Officer and Chairman of the Board of Trustees, signed a similar agreement to purchase 44,444 restricted Class C Convertible Preferred Shares in exchange for his compensation for services to Paragon for the following two years ended September 29, 2008. In the third quarter of 2006, the trustees paid the first quarterly installment of $125,000 for the Class C Convertible Preferred Shares. Also, each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. Additional information related to the Class C Convertible Preferred Shares is described in the equity note to the financial statements.
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
During 2006, Paragon has been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. In addition, because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. The Company received the first quarterly installment of $125,000 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current with its SEC filings. The Board of Trustees intends to keep the Company currently filed with the SEC as a corporate shell that may be used in the future for real estate deals or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.
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
Forward-Looking Information
The following is a discussion of our results of operations for the three month and nine month periods ended September 30, 2006 and 2005 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005.

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005.

•	Our critical accounting policies and estimates that require our subjective judgement and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the nine month period ended September 30, 2006, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

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
Results of Operations
Comparison of the Nine Month Periods Ended September 30, 2006 and 2005
Effective March 31, 2006, the Company transferred its 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail, to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. In our financial statements, we consolidated the revenues and expenses of Richton Trail as of March 31, 2006, which are shown as discontinued operations for the nine months ended September 30, 2006 and the three months and nine months ended September 30, 2005 because of the transfer of our 1.0% interest to Hampton Court Associates as of March 31, 2006.
Revenues from Operations
Interest and other revenue decreased by approximately $12,000 to approximately $4,000 for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005. The decrease is primarily due to the decrease in cash and cash equivalents between the periods. Cash was used during 2005 and 2006 to fund the operation of the Company while we reviewed acquisition of apartment properties in 2005 and other value-added real estate deals in 2006, including land development, retail, office, industrial, hotel, and joint venture investments.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $876,000 for the nine month period ended September 30, 2005 to approximately $346,000 for the nine month period ended September 30, 2006, a net decrease of $530,000. The decrease resulted from significant due diligence costs incurred in 2005, compared to 2006, on potential transactions, including decreases in legal fees of approximately $168,000, other general consulting costs of approximately $105,000, accounting fees of approximately $17,000, and travel costs of approximately $70,000 for visiting properties. Payroll expenses also decreased $94,000 in 2006 compared to 2005, as well as other overhead expenses, such as rent and expenses of maintaining the public entity, which decreased approximately $76,000 net. Because the Company has limited unrestricted cash available, it has not replaced employees who have left and has been reducing other overhead expenses.

Loss from continuing operations
As a result of the above, loss from continuing operations decreased from approximately $859,000 for the nine month period ended September 30, 2005 to approximately $341,000 for the nine month period ended September 30, 2006.
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
Income from discontinued operations of residential properties before allocation to minority interest was approximately $12,000 for the nine months ended September 30, 2006 compared to approximately $35,000 for the nine months ended September 30, 2005. In 2006, the operations of Richton Trail are included for only three months through March 31, 2006, which was the date of the transfer of the property to its previous owner, whereas in 2005, the operations of Richton Trail are included for the full nine months. Throughout 2005, rental rates increased at Richton Trails as leases expired.
Most of the income from discontinued operations is allocated to the minority interest, which owned 99.0% of the operating partnership, resulting in 1.0% of the discontinued operations remaining as part of the Company.
Net loss attributable to Common Shareholders
Based on the above, the net loss attributable to Common Shareholders decreased from approximately $859,000 for the nine month period ended September 30, 2005 to approximately $341,000 for the nine month period ended September 30, 2006.
Comparison of the Three Month Periods Ended September 30, 2006 and 2005
Effective March 31, 2006, the Company transferred its 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail, to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. In our financial statements, we consolidated the revenues and expenses of Richton Trail as of March 31, 2006, which are shown as discontinued operations for the three months ended September 30, 2005 because of the transfer of our 1.0% interest to Hampton Court Associates as of March 31, 2006.
Revenues from Operations
Interest and other revenue decreased by approximately $4,000 to approximately $1,000 for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005. The decrease is primarily due to the decrease in cash and cash equivalents between the periods. Cash was used during 2005 and 2006 to fund the operation of the Company while we reviewed potential acquisitions of apartment properties in 2005 and other value-added real estate deals in 2006, including land development, retail, office, industrial, hotel, and joint venture investments.

Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $178,000 for the three month period ended September 30, 2005 to approximately $84,000 for the three month period ended September 30, 2006, a net decrease of $94,000. The net decrease resulted from significant due diligence costs on potential transactions incurred in 2005, compared to 2006. The net decrease included lower costs for consulting of approximately $35,000, travel of approximately $23,000 for visiting properties, and trustee fees of approximately $14,000. Payroll expenses also decreased $24,000 in 2006 compared to 2005, as well as other overhead expenses, such as rent and expenses of maintaining the public entity, which decreased approximately $13,000 net. These decreases in expenses were offset in part by increases in legal fees of approximately $4,000 and transfer agent fees of approximately $11,000. Because the Company has limited unrestricted cash available, it has not replaced employees who have left and has been reducing other overhead expenses while looking for value-added real estate deals.
Loss from continuing operations
As a result of the above, loss from continuing operations decreased from approximately $173,000 for the three month period ended September 30, 2005 to approximately $83,000 for the three month period ended September 30, 2006.
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
Income from discontinued operations of residential properties before allocation to minority interest was approximately $20,000 for the three months ended September 30, 2005 compared to zero for the three months ended September 30, 2006 due to the transfer of the property as of March 31, 2006.
Most of the income from discontinued operations is allocated to the minority interest, which owns 99.0% of the operating partnership, resulting in 1.0% of the discontinued operations remaining as part of the Company.
Net loss attributable to Common Shareholders
Based on the above, the net loss attributable to Common Shareholders decreased from approximately $172,000 for the three month period ended September 30, 2005 to approximately $83,000 for the three month period ended September 30, 2006.
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
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. As of September 30, 2006, we have net operating losses and at December 31, 2005, we had net operating losses totaling approximately $12.4 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset of approximately $5.3 million, a valuation allowance of $5.3 million was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2025.
Liquidity and Capital Resources
Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. In 2003, as part of the one-time incentive exchange offer for holders of preferred shares to convert to common shares, our shareholders approved eliminating the preferred dividend, which allows us to use that cash for current operations and planned growth of the Company. Our unrestricted cash is not sufficient to allow us to continue operations and we have been reviewing alternatives, including value-added real estate deals for land development, retail, office, industrial, hotel and joint venture investments, as well as reverse merging with a private company, selling the corporate entity, and seeking additional investors. The Company received the first quarterly installment of $125,000 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings. The Board of Trustees intends to keep the Company as a corporate shell that may be used in the future for real estate deals or sold to another company. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.
Cash Flows
As of September 30, 2006, our unrestricted cash resources were approximately $226,000. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.
During the nine month period ended September 30, 2006, cash was used for our continuing operations of approximately $241,000. The cash used for continuing operations was offset by the proceeds from the issuance of the Class C Convertible Preferred Shares of approximately $125,000 and approximately $2,000 from the sale of a marketable security. There were no additions to assets of the Company. As a result, our cash balance decreased by approximately $114,000 from approximately $340,000 at December 31, 2005 to approximately $226,000 at September 30, 2006.
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
Long Term Liquidity and Operating Strategies
Our unrestricted cash of $226,000 is sufficient to meet only the Company’s current liabilities. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. During 2006, Paragon has been searching for and reviewing value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. During the third quarter of 2006, the Company received the first quarterly installment of $125,000 from three trustees for payment of Class C Convertible Preferred Shares.
Current Tax Status
At September 30, 2006, we have a net operating loss, and at December 31, 2005, we had net operating losses totaling approximately $12.4 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2025.
We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Interest Rates and Inflation
Interest rates rose during 2005 and the first nine months of 2006 from the record low rates of the previous few years. The record low interest rates led to higher selling prices for established real estate properties, the type that we were reviewing to acquire. In addition, institutional investors have had an excess of funds to invest and have chosen to allocate more funds to the real estate sector in hopes of increasing their returns. Due to this abundance of funds pursuing investments in real estate during 2005, we found higher selling prices for multi-family residential apartment communities as well, which made it difficult for us to bid competitively. During 2006, Paragon has been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments, as well as reviewing other alternatives, including a reverse merger with a private company, selling the corporate entity, and seeking additional investors.
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

ITEM 3. CONTROLS AND PROCEDURES
As of September 30, 2006, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of September 30, 2006, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.
Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to September 30, 2006.
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

Paragon real estate equity and investment trust

Date: November 6, 2006	By:	/s/ James C. Mastandrea James C. Mastandrea
Chief Executive Officer

Paragon real estate equity and investment trust

Date: November 6, 2006	By:	/s/ John J. Dee John J. Dee
Chief Financial Officer