Form 10KSB
period 2006-12-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2007-03-30
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes ☑ No ☐
Registrant’s revenues for its most recent fiscal year: $5,225.
At March 26, 2007, the Registrant had 442,565 common shares of beneficial interest (including 38,130 shares held in treasury), $0.01 par value, 277,955 Class A Cumulative Convertible Preferred Shares, and 244,444 Class C Cumulative Convertible Preferred Shares. The aggregate market value of the voting common and preferred shares held by non-affiliates of the Registrant was approximately $71,753 based on the closing price of $0.38 per common share on the over-the-counter bulletin board on March 26, 2007. The aggregate market value of the voting preferred shares was valued as if each of the remaining 116,545 preferred shares held by non-affiliates were converted into .046 common shares on March 26, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
2006 ANNUAL REPORT ON FORM 10-KSB

EXHIBITS
Exhibit 31.1 Section 302 CEO Certificate
Exhibit 31.2 Section 302 CFO Certificate
Exhibit 32.1 Section 906 CEO & CFO Certificate

PART I
Item 1. Description of Business
Company Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on searching for and reviewing value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate deals or sold to another company.
The Company was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”). We operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company not meeting the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In 2002, the Company discontinued the operations of the technology segment. Although we can elect REIT status at any time, we intend to take advantage of our tax loss carryforwards before electing to be a REIT again.
From 2003 through 2005, we pursued a value-added business plan primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding.
In 2005, Paragon identified a portfolio of ten apartment communities comprised of 1,478 units located in Texas and Ohio and signed a contract in September 2005 to acquire the portfolio for $62.6 million. In order to fund the acquisition, Paragon hired an investment banking firm, which advised the Company to do a public equity offering for $100 million for this acquisition and to provide funds for future acquisitions and operations. The Company filed a registration statement with the SEC in October 2005, which the SEC did not review, thereby allowing the Company to proceed with the public offering. Subsequently, Paragon’s investment advisor informed the Company that market conditions made it impractical to continue with the proposed offering. The Company continued to solicit additional firms until it withdrew the registration statement from the SEC in January 2006. Without completing the public offering, the Company was not able to meet the listing requirements of the American Stock Exchange (“Amex”) because its book equity was less than the $6 million minimum requirement, it had sustained consecutive years of losses from operations and net losses, and its common shares had been selling at a low share price for more than a year. In February 2006, Amex delisted Paragon’s common shares, which then commenced being quoted on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and on the pink sheets with the new symbol “PRLE”. Additionally, without the funds from the public offering, the Company was unable to complete the acquisition of the apartment portfolio and the contract was terminated in April 2006.
During 2006, Paragon was also searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. In addition, because our unrestricted cash was not sufficient to allow us to continue operations, we were reviewing other alternatives, including selling the corporate entity and seeking additional investors. In the third quarter of 2006, three independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate deals or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations.

Real Estate
Paragon Real Estate, LP, an operating partnership of which we were sole general partner and owned a 1.0% interest, owned Richton Trail, a residential apartment community containing 72 units located near Chicago, Illinois. Effective March 31, 2006, the Company transferred its interest in Paragon Real Estate, LP to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. The Company is no longer the general partner of Paragon Real Estate, LP and will not be liable for the mortgage loan of approximately $2.7 million secured by Richton Trail. The Company cancelled the right of Hampton Court Associates to redeem 813,938 partnership units of Paragon Real Estate, LP for cash after July 1, 2007, or at the option of the Company, for each unit to be converted into 0.305 of the Company’s common shares. In connection with the cancellation of the right to redeem the partnership units of Paragon Real Estate, LP, the Company also recorded an increase of approximately $825,000 to its additional paid in capital based on the cancellation of indebtedness to Paragon Real Estate, LP. Richton Trail was the only real estate asset in which the Company had an ownership interest.
Real Estate Tenants
Because we no longer own any real estate, we have no tenants.
Competition
We compete for the acquisition of properties with many entities, including, among others, publicly traded REITs, life insurance companies, pension funds, partnerships and individual investors. Many competitors have substantially greater financial resources than us. In addition, certain competitors may be willing to accept lower returns on their investments. If competitors prevent us from buying properties that may be targeted for acquisition, our capital appreciation and valuation may be impacted.
Employees
The Company has three part-time employees as of March 26, 2007.
Cautionary Statements Regarding Forward-Looking Statements
     This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons. While it is impossible to identify all of theses factors, the following could cause actual results to differ materially from those estimated by us:
•	changes in national economic conditions;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	changes in interest rates and in the availability, cost and terms of mortgage funds;

•	impact of present or future environmental legislation and compliance with environmental laws;

•	ongoing need for capital improvements, particularly in older properties;

•	more attractive lease incentives offered by competitors in similar markets;

•	increased market demand for newer properties;

•	changes in real estate tax rates and other operating expenses;

•	adverse changes in governmental rules and fiscal policies;

•	adverse changes in zoning laws; and

•	other factors which are beyond our control.
In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:
•	our cash resources are limited;

•	we have a history of losses;

•	we have not been able to raise funds through public equity offering;

•	we are dependent on three independent trustees paying installments under subscription agreements for Class C Convertible Preferred Shares;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares

•	we are dependent on a small number of key senior professionals; and

•	we currently do not plan to distribute dividends to the holders of our shares.
Item 2. Description of Property
As of December 31, 2006, we did not own any real estate assets.
Paragon Real Estate, LP, an operating partnership of which we were sole general partner and owned a 1.0% interest, owned Richton Trail, a residential apartment community containing 72 units located near Chicago, Illinois. Effective March 31, 2006, the Company transferred its interest in Paragon Real Estate, LP to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. The Company is no longer the general partner of Paragon Real Estate, LP and will not be liable for the mortgage loan of approximately $2.7 million secured by Richton Trail. The Company cancelled the right of Hampton Court Associates to redeem 813,938 partnership units of Paragon Real Estate, LP for cash after July 1, 2007, or at the option of the Company, for each unit to be converted into 0.305 of the Company’s common shares. In connection with the cancellation of the right to redeem the partnership units of Paragon Real Estate, LP, the Company also recorded an increase of approximately $825,000 to its additional paid in capital based on the cancellation of indebtedness to Paragon Real Estate, LP. Richton Trail was the only real estate asset in which the Company had an ownership interest.
Investments in Real Estate, Depreciation and Insurance Coverages
The Company has no investments in real estate at December 31, 2006 and does not require insurance coverage except on its leased office space and contents.

Mortgage Loan
The Company does not have any mortgage loans outstanding at December 31, 2006.
Effective March 31, 2006, the Company transferred its interest in Paragon Real Estate, LP in which it was the general partner to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. The Company is no longer the general partner of Paragon Real Estate, LP and will not be liable for the mortgage loan of approximately $2.7 million secured by Richton Trail.
Item 3. Legal Proceedings
In the normal course of business, we may be involved in legal actions arising from the ownership and administration of real estate. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity. We are not currently involved in any legal actions.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II
Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares began trading on the Amex on October 28, 1999 under the symbol “RPP”. On June 30, 2003 we changed our name to “Paragon Real Estate Equity and Investment Trust.” As a result of our name change our common shares traded under the new symbol “PRG” on the Amex. Amex delisted Paragon’s common shares for failure to meet listing requirements and on February 14, 2006, Paragon’s common shares commenced being quoted on the OTC Bulleting Board and on the pink sheets with the new symbol “PRLE”.
Our Class A Preferred Shares began trading on the Amex on October 28, 1999 under the symbol “RPP.A.” In May 2003, we offered preferred shareholders a one-time incentive to exchange their Class A preferred shares for common shares, which expired June 30, 2003. After the exchange offer was completed, the remaining Class A preferred shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on Amex, as set forth in the Amex’s Company Guide. Amex suspended trading of the Class A preferred shares and the SEC removed the Class A preferred shares from listing and registration in accordance with Section 12 of the Securities and Exchange Act of 1934. Preferred shareholders retain the right to convert each of their shares for 0.046 common shares. The Class A preferred shares are now quoted over-the-counter with the symbol “PRGYP”.
Our Class C Convertible Preferred Shares were issued effective September 29, 2006 to the trustees of the Company who contributed cash and/or services for these shares. The Class C Convertible Preferred Shares are not traded on an exchange.
The following below shows the range of the high and low sale prices for our common shares as reported on Amex through February 14, 2006 and thereafter on the OTC Bulletin Board. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions. Price quotations are stated after giving effect to the reverse share split of 1-for-75 that was effective July 27, 2006.

	High	Low
2006
4th Quarter	$1.50	$0.38
3rd Quarter	$2.25	$0.52
2nd Quarter	$5.25	$0.90
1st Quarter	$9.75	$4.50

2005
4th Quarter	$13.50	$7.50
3rd Quarter	$10.50	$6.00
2nd Quarter	$14.25	$7.50
1st Quarter	$19.50	$8.25
On March 26, 2007, the last reported sales price of our common shares on the OTC Bulletin Board was $0.38. The number of holders of record of our common shares was 243 as of March 26, 2007 and we estimate we have approximately 1,200 beneficial holders of common interests as of that same date.
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
Preferred Share Conversions
No preferred shares were converted during the fourth quarter of 2006.
Issuer Purchases of Equity Securities
The Company did not purchase any equity securities within the fourth quarter of 2006 that were not registered under the Securities Act.
Item 6. Management’s Discussion and Analysis or Plan of Operation
Cautionary Statements Regarding Forward-Looking Statements
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	changes in national economic conditions;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	changes in interest rates and in the availability, cost and terms of mortgage funds;

•	impact of present or future environmental legislation and compliance with environmental laws;

•	ongoing need for capital improvements, particularly in older properties;

•	more attractive lease incentives offered by competitors in similar markets;

•	increased market demand for newer properties;

•	changes in real estate tax rates and other operating expenses;

•	adverse changes in governmental rules and fiscal policies;

•	adverse changes in zoning laws; and

•	other factors which are beyond our control.
In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:
•	our cash resources are limited;

•	we have a history of losses;

•	we have not been able to raise funds through public equity offering;

•	we are dependent on three independent trustees paying installments under subscription agreements for Class C Convertible Preferred Shares;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares

•	we are dependent on a small number of key senior professionals; and

•	we currently do not plan to distribute dividends to the holders of our shares.
Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on reviewing value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. Paragon has also been reviewing the possibility of selling the corporate entity or seeking additional investors. Generally, the selling prices of this asset category have been quite high and have impacted the availability and cost of financing.
As of December 31, 2006, the Company is a public shell current with its SEC filings. The Board of Trustees intends to keep the Company currently filed with the SEC as a corporate shell that may be used in the future for real estate deals or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

Brief History
Paragon was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”). We operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company not meeting the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In 2002, the Company discontinued the operations of the technology segment. Although we can elect REIT status at any time, we intend to take advantage of our tax loss carryforwards before electing to be a REIT again.
Recent Developments in 2006 and Executive Overview
Effective September 29, 2006, three independent members of the Board of Trustees signed subscription agreements to purchase a total of 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash, and James C. Mastandrea, Paragon’s President, Chief Executive Officer and Chairman of the Board of Trustees, signed a similar agreement to purchase 44,444 restricted Class C Convertible Preferred Shares in exchange for his compensation for services to Paragon for the following two years ended September 29, 2008. During 2006, the trustees paid installments of $200,000 for the Class C Convertible Preferred Shares. Also, each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. Additional information related to the Class C Convertible Preferred Shares is described in the equity note to the financial statements.
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
Effective March 31, 2006, the Company transferred its 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail, to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. The Company is no longer the general partner of Paragon Real Estate, LP and will not be liable for the mortgage loan of approximately $2.7 million secured by Richton Trail. The Company cancelled the right of Hampton Court Associates to redeem 813,938 partnership units of Paragon Real Estate, LP for cash after July 1, 2007, or at the option of the Company, for each unit to be converted into 0.305 of the Company’s common shares. In connection with the cancellation of the right to redeem the partnership units of Paragon Real Estate, LP, the Company also recorded an increase of approximately $825,000 to its additional paid in capital based on the cancellation of indebtedness to Paragon Real Estate, LP.
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

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2006 and 2005 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2006 compared to the year ended December 31, 2005.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the year ended December 31, 2006, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
Comparison of the years ended December 31, 2006 and 2005
Effective March 31, 2006, the Company transferred its 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail, to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. In our financial statements, we consolidated the revenues and expenses of Richton Trail as of March 31, 2006, which are shown as discontinued operations for the years ended December 31, 2006 and 2005 because of the transfer of our 1.0% interest to Hampton Court Associates as of March 31, 2006.
Revenues from Operations
Interest and other revenue decreased by approximately $15,000 to approximately $5,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005. The decrease is primarily due to the decrease in cash and cash equivalents between the periods. Cash was used during 2005 and 2006 to fund the operation of the Company while we reviewed acquisition of apartment properties in 2005 and other value-added real estate deals in 2006, including land development, retail, office, industrial, hotel, and joint venture investments.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $1,478,000 for the year ended December 31, 2005 to approximately $452,000 for the year ended December 30, 2006, a net decrease of $1,025,000. The decrease resulted from significant due diligence costs incurred for potential transactions in 2005, compared to 2006. Accordingly, the following expenses decreased in 2006: legal fees by approximately $387,000, other general consulting costs by approximately $187,000, accounting fees by approximately $111,000, and travel costs by approximately $105,000 for visiting properties. Payroll expenses also decreased $137,000 in 2006 compared to 2005, as well as other overhead expenses, such as rent, trustee fees, and expenses of maintaining the public entity, which decreased approximately $98,000 net. Because the Company has limited unrestricted cash available, it has not replaced employees who have left and has been reducing other overhead expenses.
Loss from continuing operations
As a result of the above, loss from continuing operations decreased from approximately $1,397,000 for the year ended December 31, 2005 to approximately $446,000 for the year ended December 31, 2006.
Gain on sale of marketable securities
The gain on sale of marketable securities of approximately $1,000 for the year ended December 31, 2006 was a result of our sale of 100 common shares of Century Realty Trust for approximately $2,000, whereas the gain of $60,500 for the year ended December 31, 2005 was a result of our sale of 10,000 common shares of Stellent, Inc. at a price of $9.80 per share.
Discontinued operations
Discontinued operations includes the revenues and expenses of Richton Trail, the Company’s former real estate asset.
Income from discontinued operations of residential properties before allocation to minority interest was approximately $12,000 for the year ended December 31, 2006 compared to approximately $27,000 for the year ended December 31, 2005. In 2006, the operations of Richton Trail are included for only three months through March 31, 2006, which was the date of the transfer of the property to its previous owner, whereas in 2005, the operations of Richton Trail are included for the full year. Throughout 2005, rental rates were increasing at Richton Trail as old leases expired and were replaced with leases at higher rental rates.
Most of the income from discontinued operations is allocated to the minority interest, which owned 99.0% of the operating partnership, resulting in 1.0% of the discontinued operations remaining as part of the Company.
Net loss attributable to Common Shareholders
Based on the above, the net loss attributable to Common Shareholders decreased from approximately $1,396,000 for the year ended December 31, 2005 to approximately $446,000 for the year ended December 31, 2006.
Liquidity and Capital Resources
Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Presently, we are dependent on our existing cash resources and the payment by three independent trustees under their Class C Convertible Preferred Share subscription agreements to meet our liquidity needs because we have no cash from operations. We have been reviewing alternatives, including value-added real estate deals for land development, retail, office, industrial, hotel and joint venture investments, as well as reverse merging with another company, selling the corporate entity, and seeking additional investors.
Cash Flows
As of December 31, 2006, our unrestricted cash resources were approximately $213,000. We are dependent on our existing cash resources and the payment by three independent trustees of $300,000 under their Class C Convertible Preferred Share subscription agreements to meet our liquidity needs because we do not have cash from operations to meet our operating requirements.
During the year ended December 31, 2006, the Company’s cash balance decreased by approximately $127,000 from approximately $340,000 at December 31, 2005 to approximately $213,000 at December 31, 2006. Cash was used primarily for (i) continuing operations of approximately $329,000, which was offset by (ii) cash from the sale of marketable securities of approximately $2,000 and (iii) cash from the issuance of Class C Convertible Preferred Shares of $200,000.
Cash used for continuing operations is negatively impacted by general and administrative costs, primarily for maintaining Paragon as a public shell current with its SEC filings so that it may be used in the future for real estate deals or sold to another company.

Future Obligations
Because the Company is a corporate shell that may be used in the future for real estate deals or sold to another company, we have no cash from operations and have reduced our day-to-day overhead expenses and material future obligations. We have reduced overhead expenses by issuing stock for our CEO’s salary and trustee fees, placing our other employees on a part-time hourly basis, not replacing employees who have left, reducing office space and rent, reducing use of outside consultants, negotiating discounts on prices wherever possible, and delaying or foregoing other expenses.
Long Term Liquidity and Operating Strategies
We historically have financed our long term capital needs, including acquisitions, as follows:
•	Borrowings from new loans;

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.
Because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. In 2006, the Company received installment payments of $200,000 from three trustees for payment of Class C Convertible Preferred Shares. These funds and the remaining $300,000 cash to be received from the three trustees will be used to maintain Paragon as a public shell current with its SEC filings while it searches for and reviews other value added real estate deals.
Current Tax Status
At December 31, 2006, we have net operating losses of approximately $12.8 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2026.
We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Interest Rates and Inflation
Interest rates rose during 2006 from the record low rates of the previous few years. The record low interest rates led to higher selling prices for established real estate properties, the type that we were reviewing to acquire. In addition, institutional investors have had an excess of funds to invest and have chosen to allocate more funds to the real estate sector in hopes of increasing their returns. Due to this abundance of funds trying to invest in real estate during 2006 and 2005, we have found higher selling prices for real estate properties, which made it difficult for us to bid competitively. During 2006, Paragon has been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments, as well as reviewing other alternatives, including a reverse merger with another company, selling the corporate entity, and seeking additional investors.
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
Application of Critical Accounting Estimates
Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, which require us to make certain estimates and assumptions. The following section is a summary of certain estimates that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our Consolidated Financial Statements.
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2006, we had net operating losses totaling approximately $12.8 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset of approximately $5.4 million, a valuation allowance of $5.4 million was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2026. Pursuant to Internal Revenue Code regulations, we will be limited to using approximately $1.8 million of the $12.8 million net operating losses, and these same regulations also limit the amount of loss used in any one year.
Item 7. Financial Statements
The required audited consolidated financial statements of the Company are included herein commencing on page F-1.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 8a. Controls and Procedures
As of December 31, 2006, the date of this report, James M. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of December 31, 2006, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.
Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to December 31, 2006.
Item 8b. Other Information
None.

PART III
Item 9. Trustees and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act
The names, ages and positions of our trustees and executive officers are as follows:

			Expiration
Name	Age	Position	of Term (1)
James C. Mastandrea	63	President, Chief Executive Officer and Chairman of Board of Trustees	2006

John J. Dee	55	Senior Vice President, Chief Financial Officer and Trustee	2007

Daryl J. Carter	51	Trustee	2008

Daniel G. DeVos	49	Trustee	2006

Paul T. Lambert	54	Trustee	2007

Michael T. Oliver	63	Trustee	2008

(1)	Because the trustees own a significant number of the voting shares and the Company is reducing expenses to conserve its limited cash, an annual meeting was not held in 2006. The trustees will continue to serve until an election of trustees is held, though no election is currently planned.
Board of Trustees and Executive Officers
The business experience, principal occupations and employment, as well as the periods of service, of each of our trustees and executive officers during at least the last five years are set forth below.
James C. Mastandrea has served as President and Chairman of the Board of Trustees since March 4, 2003 and as Chief Executive Officer since April 7, 2003. Since October 2, 2006, he has also been Chairman and interim Chief Executive Officer of HCP REIT, a public though non-traded REIT. Mr. Mastandrea is Chairman and Chief Executive Officer of MDC Realty Corporation, Chicago, Illinois, which he founded in 1978 and has used for the development of over $500 million of real estate projects until 1993. From July 1993 to December 1993, Mr. Mastandrea was President of First Union Real Estate Investments, a NYSE listed real estate investment trust headquartered in Cleveland, Ohio. From January 1994 until his departure in May 1998, he was Chairman of the Board of Trustees and Chief Executive Officer of First Union. During his tenure at First Union, Mr. Mastandrea and his management team substantially grew the assets of the company from $495 million at the beginning of 1994 to $934 million at the end of 1997, along with commensurate growth in net operating income and funds from operations. In 1999, Mr. Mastandrea formed Eagle’s Wings Aviation Corporation, where he served as Chief Executive Officer, to purchase a troubled aviation services business. At the time of the purchase, the business was in default on its debt obligations. Following the September 11, 2001 terrorist attacks, the business was further adversely affected. In March 2002, Eagle’s Wings filed for protection under Chapter 11 of the federal bankruptcy laws. Mr. Mastandrea is a director of

Cleveland State University Foundation Board and a member of the Strategic Planning Committee, a director and a member of the real estate committee of University Circle Inc., Cleveland, Ohio, and a director of the Calvin Business Alliance Board at Calvin College, Grand Rapids, MI. He is also a member of Pension Real Estate Association (PREA).
John J. Dee has served as a trustee and Senior Vice President since March 4, 2003, and as Chief Financial Officer since April 7, 2003. Since October 3, 2006, Mr. Dee has also been Chief Operating Officer, Executive Vice President, and Director of Finance at HCP REIT, a public though non-traded REIT. Prior to Mr. Dee’s joining Paragon, from 2002 to 2003, he was Senior Vice President and Chief Financial Officer of MDC Realty Corporation, Cleveland, Ohio, an affiliate of MDC Realty Corporation, Chicago, Illinois. From 2000 to 2002, Mr. Dee was Director of Finance and Administration for Frantz Ward, LLP, Cleveland, Ohio, a Cleveland-based law firm with approximately 100 employees. From 1978 to 2000, Mr. Dee held various management positions with First Union Real Estate Investments (NYSE), most recently as Senior Vice President and Chief Accounting Officer from 1996 to 2000. Mr. Dee is licensed as a CPA (non-practicing) in the State of Ohio.
Daryl J. Carter has served as a trustee since June 30, 2003. Mr. Carter is Chief Executive Officer of CharterMac Mortgage Capital, a subsidiary of CharterMac (NYSE: CHC), where he oversees a $10 billion servicing portfolio and is responsible for the overall strategic direction of the company including its national origination platform, investment strategy, credit policy, and new business development. He is also President of American Mortgage Acceptance Company (“AMAC”) (AMEX: AMC), a publicly traded real estate investment trust that CharterMac advises. Mr. Carter co-founded in 1992 Capri Capital Advisors, Irvine, California, a diversified real estate financial services firm, which included investments in commercial mortgages, mezzanine capital, and equity investments in Fannie Mae, Freddie Mac and HUD/FHA programs, along with equity and mezzanine capital investments on behalf of various public, private and labor funds. Mr. Carter is a member of the Pension Real Estate Association (PREA), a Trustee of the Urban Land Institute (ULI), Chair of the Finance Committee of the National Multifamily Housing Association (NMHA) and Vice Chairman of the Commercial Board of Governors of the Mortgage Bankers Association. Mr. Carter also served as a Director of Catellus Development Corporation (NYSE; merged with ProLogis in 2005), San Francisco, California, a publicly held real estate investment trust.
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
Michael T. Oliver has served as a trustee since March 4, 2003. Mr. Oliver is Director of New Business Development at Concierge Asset Management. Mr. Oliver was the State Investment Officer of Real Estate and Private Equity Investments of the Alaska State Pension Board of the Alaska State Pension Fund, Juneau, Alaska, a position he held from August 2000 through September 2005. Mr. Oliver was a consultant from March 1998 to July 2000 to MPAC Capital Markets, Seattle,

Washington, and a consultant to several Asian governments concerning laws governing real estate investment trusts. From April 1996 to March 1998, Mr. Oliver was Chairman of RERC Capital Markets, LLC, Chicago, Illinois. From March 1987 to February 1996, he was Chairman of Heitman/PRA Securities Advisors, Inc. and President of its Real Estate Fund. Prior to March 1987 and since 1967, Mr. Oliver held positions at real estate companies raising capital and making direct investments in real estate, and at investment banking firms analyzing real estate companies and raising capital.
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
Code of Ethics
On January 14, 2004, our Board of Trustees adopted a code of conduct and ethics that applies to all officers, trustees and employees of Paragon, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct and Ethics is filed as exhibit 14 to our annual report for the year ended December 31, 2003. Upon written request to the Company, we will provide a copy of our Code of Conduct and Ethics without charge.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, trustees and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. Officers, trustees and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Form 4s filed by trustees reporting grants of restricted shares and options furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, trustees and greater than 10% shareholders were complied with in 2006.
Item 10. Executive Compensation
The following table sets forth the compensation paid to our CEO for the year ended December 31, 2006.

				Restricted	All Other
Name and Position	Year	Salary (1)		Stock Awards	Compensation	Total
James C. Mastandrea	2006	$45,000	(2)	$200,000 (3)	$50,000 (4)	$295,000
Chief Executive Officer,
President and Chairman

(1)	No bonuses were paid for the year ended December 31, 2006.

(2)	Represents salary from January 1 through September 30, 2006.

(3)	Represents 44,444 restricted Class C Convertible Preferred Shares for services as an officer of the Company from September 29, 2006 through September 29, 2008.

(4)	Represents 12,500 restricted Class C Convertible Preferred Shares for services as a trustee and Chairman of the Company from September 29, 2006 through September 29, 2008.

The following table sets forth the status of equity awards as of December 31, 2006.

	Option Awards				Stock Awards
Equity Incentive
Plan Awards:
						Market	Number of
	Number of	Number of			Number of	Value of	Unearned
	Securities	Securities			Shares or	Shares or	Shares, Units
	Underlying	Underlying			Units of	Units of	or Other
	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Rights That
	Options	Options	Exercise	Expiration	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested	Vested	Vested
James C. Mastandrea	1,333.3	666.7 (1)	$20.25	1/2/09	2,000 (2)	$760.00	(3)
Chief Executive Officer,
President and Chairman

(1)	The options are exercisable beginning January 2, 2007 and expire on January 2, 2009.

(2)	Represents restricted common shares issued January 2, 2004. Half of the restricted shares vest in five years or earlier if Paragon’s share price rises to $75.00 per share. The remaining half vests when funds from operations has doubled or when Paragon’s share price is 50% higher compared to the average trading price for the five days preceding the grant date.

(3)	On June 30, 2003, our shareholders approved the issuance of additional common shares to Paragon Real Estate Development, LLC for James C. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, to encourage them to substantially grow the asset base, net operating income, funds from operations, net value, and share value of Paragon. On September 29, 2006, Paragon amended this agreement to add each of the trustees to the agreement so that if a trustee brings a new deal to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. We will issue restricted common shares if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional common shares. The maximum number of common shares they may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of the common shares for 30 calendar days preceding the closing of any acquisition. The common shares will be restricted until we achieve the five-year proforma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.
Employment Agreements
On April 3, 2006, the Board of Trustees of Paragon authorized modifications to the employment agreement of James C. Mastandrea, President and Chief Executive Officer. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his duties for Paragon. The original employment agreement with Mr. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003. Effective September 29, 2006, in lieu of an annual salary of $100,000, Mr. Mastandrea received 44,444 Class C Convertible Preferred Shares for his services as an officer of Paragon through September 29, 2008. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea.
Effective June 30, 2003, we issued 696,078 preferred shares valued at approximately $2.4 million to Messrs. Mastandrea and Dee pursuant to separate restricted share agreements. On June 30, 2003, 534,668 preferred shares were converted at a factor of 0.305 into 163,116 common shares. Under the restricted share agreement for each of Mr. Mastandrea and Mr. Dee, the restricted shares vest upon the later of the following dates:
•	the date our gross assets exceed $50.0 million, or

•	50% of the restricted shares on March 4, 2004; 25% of the shares on March 4, 2005, and the remaining 25% of the shares on March 4, 2006.
The number of common shares and the conversion factor have been revised to reflect the 1-for-75 reverse split of the common shares.
Compensation of Trustees
The following table sets forth the compensation paid to our trustees for the year ended December 31, 2006.

	Fees Earned or	All Other
Name	Paid in Cash	Compensation (1) (2)	Total
Daryl J. Carter	$2,050	$50,000	$52,050
John J. Dee		$50,000	$50,000
Daniel G. DeVos	$2,050	$50,000	$52,050
Paul T. Lambert	$1,650	$50,000	$51,650
James C. Mastandrea		(1)
Michael T. Oliver	$2,050	$50,000	$52,050

(1)	In lieu of cash payments for trustee fees, effective September 29, 2006, each trustee of the Company received 12,500 restricted Class C Convertible Preferred Shares for service as a trustee until September 29, 2008. The shares are restricted until the latest to occur of: (a) a public offering by the Company sufficient to liquidate the shares, (b) an exchange of the Company’s existing shares for new shares, and (c) September 29, 2008. Mr. Mastandrea’s 12,500 restricted Class C Convertible Preferred Shares are included in the executive compensation table above.

(2)	On June 30, 2003, our shareholders approved the issuance of additional common shares to Paragon Real Estate Development, LLC for James C. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, to encourage them to substantially grow the asset base, net operating income, funds from operations, net value, and share value of Paragon. On September 29, 2006, Paragon amended this agreement to add each of the trustees to the agreement so that if a trustee brings a new deal to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. We will issue restricted common shares if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional common shares. The maximum number of common shares they may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of the common shares for 30 calendar days preceding the closing of any acquisition. The common shares will be restricted until we achieve the five-year proforma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.
During the year ended December 31, 2006, trustees were paid approximately $7,800 for retainers and meetings for 2006.

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
The table shows ownership as of March 15, 2007.

									Total Common Shares
	Common Shares (2)			Preferred A Shares (3)			Preferred C Shares (4)		and Preferred Shares (5)
Name and Address (1)	Number		Percent (6)	Number		Percent (6)	Number	Percent (6)	Number		Percent (6)
James C. Mastandrea	175,496	(7)	43.3%	161,410	(16)	58.1%	56,944	23.3%	794,179	(18)	77.5%
Paragon Real Estate	163,117	(8)	46.8%	161,410	(16)	58.1%	—	—	212,359	(19)	46.8%
Development, LLC
Loeb Partners Corp.(9) 61 Broadway New York, NY 1006	41,805		10.3%	—		—	—	—	41,805		10.3%
Paul T. Lambert	34,448	(10)	8.5%	—		—	62,500	25.6%	659,448	(20)	64.0%
John J. Dee	5,333	(11)	1.3%	—	(17)	—	12,500	5.1%	130,333	(21)	24.6%
Daryl J. Carter	3,000	(12)	*	—		—	37,500	15.3%	378,000	(22)	48.4%
Daniel G. DeVos	3,000	(12)	*	—		—	62,500	25.6%	628,000	(23)	60.9%
Michael T. Oliver	1,667	(13)	*	—		—	12,500	5.1%	126,667	(24)	23.9%

All trustees and current executive officers as a group (14)	222,944	(15)	54.1%	161,410		58.1%	244,444	100.0%	2,716,627	(25)	93.5%

*	Indicates less than one percent

(1)	Unless otherwise indicated, the address of all beneficial owners is our corporate headquarters at 1240 Huron Road, Cleveland, Ohio 44115.

(2)	Percentages based on 404,434 common shares outstanding, not including 38,130 shares held in treasury. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are or will become exercisable as of May 14, 2007.

(3)	Percentages based on 277,955 preferred A shares outstanding as of December 31, 2006, which convert to 54,601 common shares as follows: 161,410 preferred A shares are each convertible into 0.305 common shares and 116,545 preferred A shares are each convertible into 0.046 common shares.

(4)	Percentages based on 244,444 preferred C shares outstanding as of September 30, 2006, which convert to 2,444,440 common shares. Each preferred C share is convertible into 10 common shares.

(5)	Percentages based on 404,434 common shares outstanding, not including 38,130 shares held in treasury, and 244,444 preferred C shares which convert to 2,444,444 common shares. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are or will become exercisable as of May 14, 2007. Mr. Mastandrea’s percentage is calculated using a denominator that includes (i) 404,434 common shares, not including 38,130 shares held in treasury; (ii) 56,944 preferred C shares that convert to 569,440 common shares; (iii) 1,333 options; and (iv) 161,410 preferred A shares, which convert to 49,243 common shares.

(6)	The ownership percents total more than 100% due to more than one person or entity being considered the beneficial owner of the same shares, in accordance with SEC regulations for this table.

(7)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 restricted common shares; (iv) 1,333 options; and (v) 379 common shares.

(8)	Mr. Mastandrea is the managing member of Paragon Real Estate Development, LLC and these shares are also included in Mr. Mastandrea’s common shares.

(9)	Based solely on information in the Schedule 13D filed on February 11, 2005 with the SEC by Loeb Partners Corporation listing the following entities and quantities of shares owned: Loeb Arbitrage Fund 26,267 shares; Loeb Partners Corporation 1,980 shares; Loeb Offshore Fund Ltd. 2,466 shares; Robert Grubin 7,747 shares; and other affiliates of Loeb Partners Corporation 3,345 shares. The Schedule 13D reported an ownership percentage of 9.37% based on the number of common shares reported as outstanding in our filing for the third quarter and nine months ended September 30, 2005, which included shares held in treasury. The ownership percentage reported in the table above is based on 404,434 common shares outstanding, which does not include shares held in treasury.

(10)	Includes: (i) 1,666 options; (ii) 2,000 restricted common shares; (iii) 5,930 common shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager; and (iv) 24,852 common shares.

(11)	Includes: (i) 4,000 restricted common shares; and (iii) 1,333 options. Does not include 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(12)	Includes: (i) 2,000 restricted common shares and (ii) 1,000 options.

(13)	Includes (i) 667 restricted common shares and (ii) 1,000 options.

(14)	Includes six named persons.

(15)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 14,667 restricted common shares; (iv) 7,332 options; and (v) 31,161 common shares.

(16)	Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. Each preferred A share is convertible into 0.30508 common shares.

(17)	Does not include 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(18)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 restricted common shares; (iv) 1,333 options; (v) 49,243 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (vi) 569,440 common shares issuable upon conversion of 56,944 preferred C shares; and (vii) 379 common shares.

(19)	Includes (i) 163,116 common shares and (ii) 49,243 common shares issuable upon conversion of 161,410 preferred A shares. These shares are also included in Mr. Mastandrea’s total shares.

(20)	Includes: (i) 2,000 restricted common shares; (ii) 1,666 options; (iii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares; and (vii) 30,782 common shares.

(21)	Includes: (i) 4,000 restricted common shares; (ii) 1,333 options; and (iii) 125,000 common shares issuable upon conversion of 12,500 preferred C shares. Does not include 163,117 common shares or 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(22)	Includes: (i) 2,000 restricted common shares; (ii) 1,000 options; and (iii) 375,000 common shares issuable upon conversion of 37,500 preferred C shares.

(23)	Includes: (i) 2,000 restricted common shares; (ii) 1,000 options; and (iii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares.

(24)	Includes: (i) 667 restricted common shares; (ii) 1,000 options; and (iii) 125,000 common shares issuable upon conversion of 12,500 preferred C shares.

(25)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 14,667 restricted common shares; (iv) 7,332 options; (v) 49,243 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (vi) 2,444,440 common shares issuable upon conversion of 244,444 preferred C shares; and (vii) 31,161 common shares.

Equity Compensation Plan Information

	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available
	issued upon	price of	for future issuance
	exercise of	outstanding	under equity
	outstanding	options,	compensation plans
	options, warrants	warrants and	(excluding securities
Equity Compensation Plans Approved/	and rights	rights	reflected in column (a))
Not Approved by Security Holders	(a)	(b)	(c)
Equity compensation plans approved by security holders
Former Share Option Plan
Options for common shares	725	$402.75	—

2004 Share Option Plan
Restricted common shares	17,333	$—
Options for common shares	8,667	$18.00

	26,000	$6.00	20,667

Equity compensation plans not approved by security holders
Common shares	6,667	$—
Warrants for common shares	12,300	$27.84

	18,967	$18.00	—

Total all plans – Common shares	45,692	$17.25	20,667
– Preferred shares	—	$—
In addition to the above plans, we entered into an agreement dated March 4, 2003 and approved by the shareholders on June 30, 2003 with Mr. Mastandrea, Mr. Dee and Paragon Real Estate Development, LLC of which Mr. Mastandrea is the managing member, and Mr. Dee is a member. Pursuant to this agreement, we may issue up to $26.0 million in our common shares to Paragon Real Estate Development, LLC in exchange for it and its members procuring future acquisition, development and re-development real estate transactions for Paragon’s benefit. On September 29, 2006, Paragon amended this agreement to add each of the trustees to the agreement so that if a trustee brings a new deal to Paragon, he would receive additional common shares of Paragon in accordance with the formula in the agreement. This agreement is intended to serve as incentive for the trustees and officers of Paragon to increase our assets and net operating income in the future. The exact number of common shares that would be issued will be calculated in accordance with a formula based on the type of project that they present to us. The formula for a particular real estate transaction would be calculated by dividing (i) estimated net operating income to be generated from the real estate transaction for the first year following its consummation by (ii) the capitalization rate used in the real estate transaction, less the “applicable basis point factor.” The “applicable basis point factor” is defined as: 75 basis points for the acquisition of an existing operating property, 87.5 basis points for the acquisition of a re-development property, and 100 basis points for the acquisition of a development property. We would issue our common shares only upon the closing of the real estate transaction. For any transaction brought to Paragon by Messrs. Mastandrea and Dee, Mr. Mastandrea would be allocated half of the common shares and Mr. Dee would be allocated the other half, and all of their common shares would be held by Paragon Real Estate Development, LLC for the benefit of its owners.

Item 12. Certain Relationships and Related Transactions
Management Fees
James C. Mastandrea, our Chairman, Chief Executive Officer and President, is the general partner of Hampton Court Associates and owns two companies which provided services to Richton Trail. Mid Illinois Realty Corp. managed Richton Trail and MDC Realty Corp. was reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees were approximately $7,500 in 2006 and $28,000 in 2005. Reimbursement, at cost, for the payroll related costs paid and accrued for 2006 and 2005 were approximately $16,800 and $62,300, respectively. These payroll related costs and management fees are included in discontinued operations for 2006 and 2005.
Item 13. Exhibits

Exhibit
Number	Exhibit Description

2.1	Asset Contribution Agreement among Hampton Court Associates, L.P., Paragon Real Estate, L.P., and the Company (filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.2	Additional Contribution Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.7 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.3	Amendment to Additional Contribution Agreement between the Company, the Board of Trustees and each Trustee individually dated September 29, 2006. (filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

2.4	Modification Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.8 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.5	Amendment No. 1 to the Agreement of Limited Partnership of Wellington Properties Investments, L.P. among the Company and the Limited Partners named therein (filed as Exhibit 2.9 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.6	Closing Agreement dated June 27, 2003 among the Company, Hampton Court Associates, L.P., Hoyt Properties, Inc. and WLPT Funding LLC (filed as Exhibit 2.5 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

3.1	Articles of Amendment and Restatement of the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.2	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

3.3	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 23, 2004 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

3.4	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 17, 2006 and incorporated herein by reference)

3.5	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.7	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference)

3.8	Amendment No. 2 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Current Report on Form 8-K filed on October 19, 2005 and incorporated herein by reference)

4.1	Voting and Stock Restriction Agreement among the Company, Steven B. Hoyt, Duane H. Lund, Paul T. Lambert, John J. Dee, James C. Mastandrea, and Paragon Real Estate Development, LLC (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

10.1	Employment Agreement of James C. Mastandrea (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.2	Employment Agreement of John J. Dee (filed as Exhibit 2.4 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.3	Restricted Share Agreement of James C. Mastandrea (filed as Exhibit 2.5 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.4	Restricted Share Agreement of John J. Dee (filed as Exhibit 2.6 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.5	Form of Restricted Share Agreement for Trustees dated September 26, 2006 (filed as Exhibit 10.3 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference) (1)

10.6	Agreement of Limited Partnership of Paragon Real Estate, L.P. (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

10.7	2004 Share Option Plan of the Company (filed as Exhibit 4.1 with the Company’s Registration Statement on Form S-8 filed on July 23, 2004 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

10.8	Stock Subscription Agreement between James C. Mastandrea and the Company dated as of September 29, 2006 (filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.9	Form of Stock Subscription Agreement between Investors and the Company dated as of September 29, 2006 (filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.10	Modification Agreement between the Company and John J. Dee dated April 3, 2006 (filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

10.11	Modification Agreement between the Company and James C. Mastandrea dated April 3, 2006 (filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

14	Code of Conduct and Ethics (filed as Exhibit 14 with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Executive Officer (2)

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Financial Officer (2)

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)

(1) Indicates a management contract or compensatory plan or arrangement

(2) Filed or furnished herewith

Item 14. Principal Accountant Fees and Services
The aggregate fees billed by the principal independent registered public accountants (Boulay, Heutmaker, Zibell & Co., P.L.L.P.) to the Company for the fiscal years ended December 31, 2006 and 2005 are as follows:

			% Approved
			by Audit
Category	Year	Fees	Committee
Audit Fees (1)	2006	$53,500	100%
	2005	$115,600	100%

Audit-Related Fees	2006	$—
	2005	$—

Tax Fees	2006	$5,500	100%
	2005	$6,000	100%

All Other Fees	2006	$—
	2005	$—

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

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea
Date: March 26, 2007		James C. Mastandrea
Chief Executive Officer

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee
Date: March 26, 2007		John J. Dee
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
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

Signature	Title	Date

/s/ James C. Mastandrea James C. Mastandrea	Trustee, Chief Executive Officer and President	March 26, 2007

/s/ John J. Dee John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	March 26, 2007

/s/ Daryl J. Carter Daryl J. Carter	Trustee	March 26, 2007

/s/ Daniel G. DeVos Daniel G. DeVos	Trustee	March 26, 2007

/s/ Paul T. Lambert Paul T. Lambert	Trustee	March 26, 2007

/s/ Michael T. Oliver Michael T. Oliver	Trustee	March 26, 2007

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of
Paragon Real Estate Equity and Investment Trust and Subsidiaries:
We have audited the accompanying consolidated balance sheet of Paragon Real Estate Equity and Investment Trust and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ending December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Real Estate Equity and Investment Trust and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ending December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the lack of a revenue generating asset, the net losses, negative cash flow from operations and accumulated deficit of Paragon Real Estate Equity and Investment Trust raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Minneapolis, Minnesota
March 30, 2007

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Balance Sheet
December 31, 2006

Assets
Investments in equipment:
Furniture, fixtures and equipment	5,370
Accumulated depreciation and amortization	(2,110)

Net investments in equipment	3,260
Cash	212,706
Accounts receivable	833
Other assets	15,015

Total Assets	$231,814

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	27,715

Total liabilities	27,715

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 277,955
Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,780
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444
Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444
Common Shares – $0.01 par value, 100,000,000 authorized; 442,565 shares issued and outstanding	4,426
Additional paid-in capital	30,552,606
Accumulated deficit	(26,381,645)
Treasury shares, at cost, 38,130 shares	(800,735)
Unearned compensation and trustees’ fees	(2,875,777)
Subscriptions receivable Preferred C Shares	(300,000)

Total shareholders’ equity	204,099

Total Liabilities and Shareholders’ Equity	$231,814

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31,
	2006	2005
Revenues
Interest and other	$5,225	$20,596

Total revenues	5,225	20,596

Expenses
Depreciation and amortization	1,074	921
General and administrative	451,410	1,476,710

Total expenses	452,484	1,477,631

Loss from continuing operations	(447,259)	(1,457,035)
Gain on sale of marketable securities	777	60,500
Discontinued operations:
Income from discontinued operations of residential properties before allocation to minority interest	12,448	26,585
Income allocated to minority interest	(12,324)	(26,546)

Net loss attributable to Common Shareholders	(446,358)	(1,396,496)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(1.01)	$(3.12)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,561	447,977

Comprehensive loss:
Net loss	$(446,358)	$(1,396,496)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	—	176

Comprehensive loss	$(446,358)	$(1,396,320)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2006 and 2005

						Accumulated
						other
						comprehensive
						income, net
						unrealized gain
	Class A	Class C		Subscriptions		(loss) on			Unearned
	Preferred	Preferred	Common	Receivable Class C	Additional Paid-in	marketable		Cost of Shares	Compensation and
	Shares	Shares	Shares	Preferred Shares	Capital	securities	Accumulated Deficit	held in Treasury	trustees’ fees	Total

Balance at December 31, 2004	$2,785	—	$332,406	—	$28,333,203	$51,273	($24,561,494)	($800,735)	($2,591,434)	$766,004

Restricted common share grants issued			5,500		92,500				(98,000)	—
Restricted common share grants cancelled			(8,500)		(99,969)				108,469	—

Restricted common share grants issued for rent			2,500		49,000					51,500

Conversion of preferred shares to common shares	(3)		10		(7)					—
Unrealized loss on marketable securities						(50,524)				(50,524)
Amortization of unearned compensation and trustee fees									92,896	92,896

Allocation of G&A cost to discontinued operations							22,703			22,703
Net loss							(1,396,496)			(1,396,496)

Balance at December 31, 2005	$2,782	—	$331,916	—	$28,374,727	$749	($25,935,287)	($800,735)	($2,488,069)	($513,917)

Allocate 1% LP Operating Profit to REIT					(124)					(124)
Adjustment to cancel intercompany accounts due to Paragon RE, LP					824,699					824,699
Stock based compensation					68,832					68,832
Amortization of unearned compensation and trustee fees, net of market price reduction					(40,576)				112,292	71,716

Conversion of preferred shares to common shares	(2)		7		(5)					—
Unrealized loss on marketable securities						(749)				(749)
75:1 Reverse stock split			(327,497)		327,497					—
Issue Preferred C shares for cash and subscriptions receivable		$1,250			498,750					500,000
Issue Preferred C shares in lieu of salary		444			199,556					200,000
Issue Preferred C shares in lieu of fees		750			299,250					300,000
Subscriptions receivable on issuance of Preferred C shares				($300,000)						(300,000)
Deferred salary & trustee fees on issuance of Preferred C shares in lieu of salary & fees									(500,000)	(500,000)
Net loss							(446,358)			(446,358)

Balance at December 31, 2006	$2,780	$2,444	$4,426	($300,000)	$30,552,606	$—	($26,381,645)	($800,735)	($2,875,777)	$204,099

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(446,358)	$(1,396,496)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs paid through amortization of Restricted Common Shares	71,716	92,896
Stock based compensation	68,832	—
Rent expense incurred through the issuance of restricted shares	—	51,500
Depreciation and amortization	1,074	921
Income from discontinued operations, net of allocation to minority interest	(124)	(39)
Gain on sale of marketable securities	(777)	(60,500)
Net change in assets and liabilities:
Other assets	108,455	(68,166)
Accounts payable and accrued expenses	(132,089)	(4,372)

Net cash used in continuing operations	(329,271)	(1,384,256)

Cash flows from investing activities:
Purchase of equipment	—	(3,070)
Cash proceeds from sale of marketable securities	1,953	98,000

Net cash from investing activities	1,953	94,930

Cash flows from financing activities:
Cash proceeds from issuance of Preferred C shares	200,000	—

Net cash from financing activities	200,000	—

Net decrease in cash	(127,318)	(1,289,326)
Cash
Beginning of period	340,024	1,629,350

End of period	$212,706	$340,024

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
Note 1 – Organization
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on searching for and reviewing value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. In the third quarter of 2006, three independent members of the board of trustees signed subscription agreements to purchase Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash, and James C. Mastandrea, Paragon’s President, Chief Executive Officer and Chairman of the Board of Trustees, signed a similar agreement to purchase Class C Convertible Preferred Shares in exchange for his compensation for services to Paragon for the following two years ended September 29, 2008. Additional information related to the Class C Convertible Preferred Shares is described in the equity note to these financial statements.
Effective July 27, 2006, the Board of Trustees approved a reverse share split of 1-for-75 for the outstanding common shares. Information related to the number of common shares and the earnings per share have been restated in the accompanying financial statements and related footnotes to reflect this reverse split.
Effective March 31, 2006, the Company transferred its interest in Paragon Real Estate, LP, the operating partnership that owned Richton Trail Apartments (“Richton Trail”), to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. The Company is no longer the general partner of Paragon Real Estate, LP and will not be liable for the mortgage loan of approximately $2.7 million secured by Richton Trail. The Company cancelled the right of Hampton Court Associates to redeem 813,938 partnership units of Paragon Real Estate, LP for cash after July 1, 2007, or at the option of the Company, for each unit to be converted into 0.305 of the Company’s common shares. In connection with the cancellation of the right to redeem the partnership units of Paragon Real Estate, LP, the Company also recorded an increase of approximately $825,000 to its additional paid-in capital based on the cancellation of indebtedness to Paragon Real Estate, LP.
In our financial statements, we consolidated the revenues and expenses of Richton Trail for the quarter ended March 31, 2006, which are shown as discontinued operations for the twelve months ended December 31, 2006 and twelve months ended December 31, 2005 because of the transfer of our 1.0% interest to Hampton Court Associates as of March 31, 2006.
Note 2 – Basis of Presentation
Consolidated Financial Statement Presentation
We report our investments using the consolidated method of accounting because we owned the outstanding voting interests and controlled the operations of Paragon Real Estate, LP until March 31, 2006 at which time we transferred our ownership interest to the sole limited partner. In the consolidation method, the accounts of Paragon Real Estate, LP were combined with our accounts until March 31, 2006. All significant intercompany transactions were eliminated in consolidation. After March 31, 2006, this investment was no longer consolidated with the Company.
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company has received $200,000 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings. An additional $125,000 has been received subsequent to year end. The Company has continued to incur net losses and at December 31, 2006, had unrestricted cash of approximately $213,000. The Company had an overall decrease in cash of approximately $1.3 million in 2005 due to significant amounts spent to actively seek and review potential acquisitions to build our portfolio and to obtain acquisition capital. The decrease in cash during the year ended December 31, 2006 was approximately $127,000, mainly for expenses to keep the Company operating as a public company, offset by installments of $200,000 received from three independent trustees for the purchase of Class C Convertible Preferred Shares and the cash proceeds from the sale of marketable securities. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because we have no revenue generating assets..
In 2005, Paragon identified a portfolio of ten apartment communities comprised of 1,478 units located in Texas and Ohio and signed a contract in September 2005 to acquire the portfolio for $62.6 million. In order to fund the acquisition, Paragon hired an investment banking firm, which advised the Company to do a public equity offering for $100 million for this acquisition and to provide funds for future acquisitions and operations. The Company filed a registration statement with the SEC in October 2005, which the SEC did not review, thereby allowing the Company to proceed with the public offering. Subsequently, Paragon’s investment advisor informed the Company that market conditions made it impractical to continue with the proposed offering. The Company continued to solicit additional firms until it withdrew the registration statement from the SEC in January 2006. Without completing the public offering, the Company was not able to meet the listing requirements of the American Stock Exchange (“Amex”) because its book equity was less than the $6 million minimum requirement, it had sustained consecutive years of losses from operations and net losses, and its common shares had been selling at a low share price for more than a year. In February 2006, Amex delisted Paragon’s common shares, which then commenced being quoted on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and on the pink sheets with the new symbol “PRGL”. Additionally, without the funds from the public offering, the Company was unable to complete the acquisition of the apartment portfolio and the contract was terminated in April 2006.
During 2006, Paragon has also been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. In addition, because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations. Three independent trustees signed subscription agreements to contribute an aggregate of $500,000 cash to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate deals or sold to another company. During 2006, the Company received installments of $200,000 from the trustees for payment of the Class C Convertible Preferred Shares.
Note 3 – Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2006, and the reported amounts of revenues and expenses for the years ended December 31, 2006 and 2005. Actual results could differ from those estimates. Significant estimates include marketable securities, deferred taxes and a related valuation allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
Investments in Equipment
Our investments in equipment assets are reported at the lower of cost or estimated net realizable value.
Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Furniture, fixtures and equipment	3-7

Cash
We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times.
Other Assets
As of December 31, 2006, other assets of approximately $15,000 include prepaid expenses for director and officer liability insurance.
Revenue Recognition
Revenues include interest earned on cash balances.
Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. In accordance with the modified-prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.
Prior to January 1, 2006, the Company accounted for the grants of options and restricted common shares using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Had compensation cost for share-based awards been determined consistent with SFAS 123R, the net income would have been adjusted to the following pro forma amounts for the year ended December 31, 2005:

For the twelve month period ended
December 31, 2005
Net loss attributable to Common Shareholders	$(1,396,496)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	92,896

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(141,564)

Pro forma net loss attributable to Common Shareholders	$(1,445,164)

Net loss attributable to Common Shareholders per Common Share:
Basic and Diluted – as reported	$(3.12)

Basic and Diluted – pro forma	$(3.23)

Income Taxes
Because we have not elected to be taxed as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, we account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Although we were eligible to re-elect REIT status for 2005 and years thereafter, we intend to take advantage of our tax loss carryforwards before electing to be a REIT again.
At December 31, 2006, we have net operating losses totaling approximately $12.8 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2026. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $1.8 million of the $12.8 million net operating losses. These same regulations also limit the amount of loss used in any one year.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Fair Value of Financial Instruments
Our financial statements include cash only. We do not have any cash equivalents at December 31, 2006.
Recent Accounting Pronouncements
Management has reviewed recently issued accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
Note 4 – Marketable Securities
As of December 31, 2006, we did not own any marketable securities.
During the year ended December 31, 2006, we sold 100 common shares of Century Realty Trust for approximately $2,000.
Note 5 – Shareholders’ Equity
Preferred Shares
The Company has outstanding 116,545 Class A Cumulative Convertible Preferred Shares (“Class A Preferred Shares”) that were issued to the public. The Class A Preferred Shares bear a liquidation value of $10.00 per share. The Class A Preferred Shares are convertible into 0.046 common shares subject to certain formulas. We have the right to redeem the Class A Preferred Shares.
Effective June 30, 2003, we issued 696,078 Class A Preferred Shares valued at approximately $2.4 million to Messrs. Mastandrea and Dee pursuant to separate restricted share agreements. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:
•	the date our gross assets exceed $50.0 million, or

•	50% of the restricted shares on March 4, 2004; 25% of the shares on March 4, 2005 and the remaining 25% of the shares on March 4, 2006.

In conjunction with a one-time incentive exchange offer for Class A preferred shareholders, Messrs. Mastandrea and Dee exchanged 534,668 of these restricted Class A Preferred Shares into 163,116 restricted common shares. The restrictions described above are also applicable to their common shares. The remaining 161,410 restricted Class A preferred shares held by Messrs Mastandrea and Dee can each be converted into 0.305 restricted common shares.
During 2006, 200 Class A Preferred Shares were converted to 9 common shares, at a conversion rate of 0.046 common shares for each preferred share. During 2005, 300 Class A Preferred Shares were converted to 13 common shares, at a conversion rate of 0.046 common shares for each preferred share.
Effective September 29, 2006, Paragon filed articles supplementary to its declaration of trust, as amended, restated and supplemented with the State Department of Assessment and Taxation of Maryland designating 300,000 Class C Convertible Preferred Shares (“Class C Preferred Shares”). Dividends for the holders of the Class C Preferred Shares are at the discretion of the trustees. The Class C Preferred Shares have voting rights equal to the number of common shares into which they are convertible. Each Class C Preferred Share is convertible into common shares by dividing by the sum of $10.00 and any accrued but unpaid dividends on the Class C Preferred Shares by the conversion price of $1.00. The Class C Preferred Shares have a liquidation preference of $10.00 per share, plus any accrued but unpaid dividends, and can be redeemed by the board of trustees at any time, with notice, at the same price per share.
Effective September 29, 2006, three independent trustees of Paragon signed subscription agreements to purchase 125,000 Class C Preferred Shares for an aggregate contribution of $500,000 cash to maintain Paragon as a corporate shell current in its SEC filings. The trustees paid installments of $200,000 during 2006 and an additional $125,000 in 2007 through the date of this report.
In addition, on September 29, 2006, James C. Mastandrea, President, Chief Executive Officer, and Chairman of the Board of Trustees of Paragon, signed a subscription agreement whereby he will purchase 44,444 restricted shares of Class C Preferred Shares. The consideration for the purchase will be Mr. Mastandrea’s services as an officer of Paragon for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Preferred Shares are subject to forfeiture and restricted from being sold by Mr. Mastandrea until the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008.
Each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon, dated September 29, 2006, to receive a total of 12,500 restricted Class C Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Preferred Shares will be removed upon the latest to occur of (1) a public offering by Paragon sufficient to liquidate the Class C Preferred Shares, (2) an exchange of Paragon’s existing shares for new shares, or (3) September 29, 2008.
Common Shares
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
Shares Held in Treasury
On October 1, 2003 we completed the sale of our 92.9% general partnership interest in our four commercial properties. A portion of the proceeds from the sale was paid in 38,130 of our common shares at an average closing price for the 30 calendar days prior to June 27, 2003 of $21.00 or approximately $801,000. These shares are recorded at cost in the accompanying consolidated balance sheet under treasury shares.

Restricted Common Shares
The following table summarizes the activity of our unvested restricted common shares for the years ended December 31, 2006 and 2005:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at January 1, 2005	175,117	$11.63
Vested	(2,667)	$13.50
Issued 2005	2,667	$10.50

Unvested at December 31, 2005	175,117	$11.54
Vested	(2,667)	$10.50

Unvested at December 31, 2006	172,450	$11.55

As of December 31, 2006 and 2005 there was approximately $1,992,000 and $2,021,000, respectively, of unrecognized compensation cost related to unvested restricted shares, net of forecasted forfeitures and expirations. This amount is expected to be recognized over a weighted average period of four years. To the extent the actual forfeiture rate is different than we have anticipated, the number of restricted common shares vesting would be different from our expectations.
On June 30, 2003, our shareholders approved the issuance of additional common shares to Paragon Real Estate Development, LLC for James C. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, to encourage them to substantially grow the asset base, net operating income, funds from operations, net value, and share value of Paragon. On September 29, 2006, Paragon amended this agreement to add each of the trustees to the agreement so that if a trustee brings a new deal to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. We will issue restricted common shares if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional common shares. The maximum number of common shares they may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of the common shares for 30 calendar days preceding the closing of any acquisition. The common shares will be restricted until we achieve the five-year proforma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.
Options
On November 16, 1998, we adopted the 1998 Share Option Plan. In 2004 the board of trustees unanimously recommended and the shareholders approved amendments to our 1998 Share Option Plan to increase the number of shares available for grant from 42,222 to 46,666 and to conform it with current tax regulations (“2004 Plan”). The 2004 Plan provides for the grant of “incentive stock options,” as defined under Section 422(b) of the tax code, options that are not qualified under the tax code (referred to in this proxy statement as “non-statutory options”), share appreciation rights (“SARs”) and restricted share grants and performance share awards and dividend equivalents. The 2004 Plan is administered by our management, organization and compensation committee of the board. The committee has the authority, subject to approval by our board, to determine the terms of each award, to interpret the provisions of the 2004 plan and to make all other determinations for the administration of the 2004 Plan.
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
The assumptions made in estimating the fair value of the options on the grant date based upon the Black-Scholes option-pricing model are as follows for 2005. There were no option grants during 2006.

2005
Risk-free interest rate	3.40% and 4.05%
Volatility	168.9% and 175.5%
Dividend yield	0.00%
Life expectancy	5 - 10 years
The following table summarizes the activity for outstanding stock options:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(1)
Balance at January 1, 2005	11,125	$63.75	2.2
Granted	1,333	10.50	1.2
Exercised		—
Canceled/forfeited/expired	(3,067)	88.50	2.0

Balance at December 31, 2005	9,391	48.00	1.8
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	—	—

Balance at December 31, 2006	9,391	$48.00	1.8	$0.00

Vested and exercisable as Of December 31, 2006	8,059	$52.44	1.3	$0.00
Vested and expected to vest as Of December 31, 2006	9,391	$48.11	1.8	$0.00

(1)  The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2006. Because the weighted average exercise price exceeds fair market value at December 31, 2006, There is no aggregate intrinsic value for the options.
The Company recognized stock-based compensation expense of approximately $68,800 and $0 during the year ending December 31, 2006 and 2005, respectively, as a result of the adoption of SFAS No. 123R. As of December 31, 2006 and 2005, approximately $31,500 and $100,300, respectively, of total unrecognized compensation cost related to stock options is expected to be recognized over a period of 1-2 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Warrants
On March 5, 1998, we issued a warrant to Credit Suisse First Boston Mortgage LLC in connection with the refinancing of debt. The warrant provides for the right to purchase 633 common shares at a price of $402.75 per common share and is exercisable at any time through March 5, 2008. The warrant remains unexercised as of December 31, 2006.
Effective September 23, 2005, we issued to our legal counsel 11,667 warrants for our common shares at an exercise price of $7.50 per warrant representing the average closing price of our common shares for the preceding ten days. Each warrant is exercisable for one common share, can be exercised after a two year holding period, and expires five years from the date issued.
Note 6 – Loss Per Share
The Company has adopted the SFAS No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average common share outstanding — basic and diluted — are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the years ended December 31, 2006 and 2005 was 442,561 and 447,977, respectively. Common share equivalents of approximately 2,521,000 and 325,000 as of December 31, 2006 and December 31, 2005, respectively, include outstanding convertible preferred shares, warrants, stock options and limited partnership units, and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

	For the year ended December 31,
	2006	2005
Numerator
Net loss attributable to Common Shareholders	$(446,358)	$(1,396,496)

Denominator
Weighted average Common Shares outstanding at December 31, 2006 and December 31, 2005 - Basic and Diluted	442,561	447,977

Basic and Diluted EPS
Net loss attributable to Common Shareholders - Basic and Diluted	$(1.01)	$(3.12)

Note 7 – Dividends/Distributions
No cash distributions were declared during 2006 and 2005 with respect to the common or preferred shares.
Note 8 – Income taxes
There was no income tax provision for the years ended December 31, 2006 and 2005.

For the year ended December 31,
	2006	2005
Current	$—	$—
Deferred	—	—

Total tax provision	$—	$—

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	For the year ended December 31,
	2006	2005
Tax / (Benefit) at Federal statutory rate	$(136,000)	$(468,000)
State income tax / (benefit), net of Federal tax effect	(25,000)	(88,000)
Adjustment to net operating and capital loss carryforwards		—
Change in valuation allowance	161,000	421,000
Other		135,000

Tax provision	$—	$—

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$5,164,000	$5,003,000
Capital loss carryforward	262,000	262,000
Provision for loss on marketable securities	—	—
Accrual and other temporary variances	—	—
Valuation allowance	(5,426,000)	(5,265,000)
Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of a significant portion of the net deferred tax assets and has provided a valuation allowance of $5,426,000 and $5,265,000, against the net deferred tax assets of the Company as of December 31, 2006 and 2005, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.
At December 31, 2006, the Company had net operating loss carryforwards of approximately $12.8 million and capital loss carryforwards of approximately $0.6 million available to be carried to future periods. Net operating loss carryforwards of $103,000 are available for Paragon to use without any limitation or restriction imposed by tax regulations. Changes in the ownership of Paragon’s shares that occurred in 2001, 2003 and 2006 will limit the amount of additional net operating losses to be used to approximately $72,500 per year for another 20 years, or a total of approximately $1,450,000. Net loss carryforwards of approximately $11,231,000 cannot be used due to the limitations imposed by Section 382 of the Internal Revenue Code related to the 2001, 2003 and 2006 changes of share ownership. The loss carryforwards expire as follows:

Year Expiring	Net Operating Loss	Capital Loss
2008	$—	$649,000
2012	458,000	—
2018	739,000	—
2019	115,000	—
2020	2,025,000	—
2021	177,000	—
2022	592,000	—
2023	6,085,000	—
2024	819,000	—
2025	1,374,000	—
2026	400,000	—

Total loss carryforwards	$12,784,000	$649,000

Note 9 – Commitments and Contingencies
Employment Agreements
On April 3, 2006, the Board of Trustees of Paragon authorized modifications to the employment agreement of James C. Mastandrea, President and Chief Executive Officer. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his duties for Paragon. The original employment agreement with Mr. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea.. Effective September 29, 2006, Mr. Mastandrea received 44,444 Class C Convertible Preferred Shares for his services as an officer of Paragon through September 29, 2008.
The employment agreement with John J. Dee was also modified on April 3, 2006 in a similar way to Mr. Mastandrea’s employment agreement as explained above. His compensation is based on a rate of $125 per hour to a maximum of $5,000 per month. Mr. Dee’s base annual salaries may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Dee will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that their employment is terminated without cause by us or for good reason by Mr. Dee.
Note 10 – Related Party Transactions
Richton Trail Acquisition and Management Fees
Effective March 31, 2006, the Company transferred its interest in Paragon Real Estate, LP to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. The Company is no longer the general partner of Paragon Real Estate, LP and will not be liable for the mortgage loan of approximately $2.7 million secured by Richton Trail. The Company cancelled the right of Hampton Court Associates to redeem 813,938 partnership units of Paragon Real Estate, LP for cash after July 1, 2007, or at the option of the Company, for each unit to be converted into 0.305 of the Company’s common shares. In connection with the cancellation of the right to redeem the partnership units of Paragon Real Estate, LP, the Company also recorded an increase of approximately $825,000 to its additional paid in capital based on the cancellation of indebtedness to Paragon Real Estate, LP. Richton Trail was the only real estate asset in which the Company had an ownership interest.
Mr. Mastandrea also owns two companies that provide services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. is reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees included in years ended December 31, 2006 and December 31, 2005 were approximately $7,500 and $28,000, respectively. Reimbursement, at cost, for the payroll related costs paid and accrued for the years ended December 31, 2006 and December 31, 2005 were approximately $16,800 and $62,300, respectively. These payroll related costs and management fees are included in the results of discontinued operations for 2006 and 2005.

Note 11 – Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2006	2005
Interest paid	$39,714	$163,017

Supplemental Disclosure of Noncash Investing Activities and Financing Activities

	For the year ended December 31,
	2006	2005
Preferred C shares issued in lieu of salaries	$200,000	$—

Preferred C shares issued in lieu of trustee fees	$250,000	$—

Transfer of 1% ownership interest in Paragon Real Estate, LP, net	$824,699	$—