Form 10QSB
period 2007-03-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2007-05-15
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission File Number:
0-25074
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
1240 Huron Road, Cleveland, OH	44115
(Address of principal executive offices)	(Zip code)
Issuer’s telephone number: 216-430-2700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 14, 2007 the issuer had 442,565 common shares outstanding, including 38,130 common shares held in treasury.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
FORM 10-QSB
INDEX

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet – March 31, 2007 (unaudited)	Page - 2 -

Consolidated Statements of Operations – Three months ended March 31, 2007 and March 31, 2006 (unaudited)	Page - 3 -

Consolidated Statements of Cash Flows – Three months ended March 31, 2007 and March 31, 2006 (unaudited)	Page - 4 -

Notes to Consolidated Financial Statements (unaudited)	Page - 5 -

Item 2. Management’s Discussion and Analysis or Plan of Operation	Page - 11 -

Item 3. Controls and Procedures	Page - 16 -

Part II. Other Information

Item 1. Legal Proceedings	Page - 16 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page - 16 -

Item 3. Defaults upon Senior Securities	Page - 16 -

Item 4. Submission of Matters to a Vote of Security Holders	Page - 16 -

Item 5. Other Information	Page - 16 -

Item 6. Exhibits	Page - 16 -

Signatures	Page - 17 -

EX - 31.1 Section 302 Certification of Chief Executive Officer

EX - 31.2 Section 302 Certification of Chief Financial Officer

EX - 32.1 CEO/CFO Certification Under 906 of Sarbanes-Oxley Act

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Balance Sheet
March 31, 2007
(unaudited)

Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370
Accumulated depreciation	(2,378)

Net investments in equipment	2,992
Cash	315,042
Other assets, net	11,803

Total Assets	$329,837

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$47,485

Total liabilities	47,485

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 277,955 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,780
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444
Common Shares — $0.01 par value, 100,000,000 authorized; 442,565 shares issued and outstanding	4,426
Additional paid-in capital	30,559,303
Accumulated deficit	(26,501,620)
Treasury stock, at cost, 38,130 shares	(800,735)
Unearned compensation and trustees’ fees	(2,809,246)
Subscriptions receivable Preferred C Shares	(175,000)

Total shareholders’ equity	282,352

Total Liabilities and Shareholders’ Equity	$329,837

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended March 31,
	2007	2006
Revenues
Interest	$1,872	$1,773

Total revenues	1,872	1,773

Expenses
Depreciation	269	269
General and administrative	121,453	165,691

Total expenses	121,722	165,960

Loss from continuing operations	(119,850)	(164,187)
Discontinued operations:
Income from discontinued operations of residential properties before allocation to minority interest	—	12,448
Income allocated to minority interest	—	(12,324)

Net loss attributable to Common Shareholders	(119,850)	(164,063)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.27)	$(0.37)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,565	442,555

Comprehensive loss:
Net loss	$(119,850)	$(164,063)
Other comprehensive loss:
Unrealized gain on marketable securities	—	6

Comprehensive loss	$(119,850)	$(164,057)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(119,850)	$(164,063)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs and trustees fees incurred through the issuance of shares	62,605	16,531
Compensation costs, trustees fees and legal costs incurred through the issuance of options	10,500	19,250
Depreciation	269	269
Income from discontinued operations, net of allocation to minority interest	—	(124)
Net change in assets and liabilities:
Other assets, net	4,045	42,094
Accounts payable and accrued expenses	19,767	(73,662)

Net cash used in continuing operations	(22,664)	(159,705)

Cash flows from investing activities:
Cash proceeds from sale of marketable securities	—	—
Purchase of equipment	—	—

Net cash from investing activities	—	—

Cash flows from financing activities:
Cash proceeds from issuance of Preferred C shares	125,000	—

Net cash from financing activities	125,000	—

Net increase (decrease) in cash	102,336	(159,705)
Cash
Beginning of period	212,706	340,024

End of period	$315,042	$180,319

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
In our financial statements, we consolidated the revenues and expenses of a residential real estate property for the quarter ended March 31, 2006, which are shown as discontinued operations for the three months ended March 31, 2006 because we transferred our 1.0% interest to the entity that owned the other 99.0% as of March 31, 2006.
Note 2 – Basis of Presentation
Consolidated Financial Statement Presentation
We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of March 31, 2007, the results of our operations for the three month periods ended March 31, 2007 and 2006, and of our cash flows for the three month periods ended March 31, 2007 and 2006 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2006.
We report our investments using the consolidated method of accounting as we own the majority of the outstanding voting interests and can control operations of a non-active subsidiary company. In the consolidation method, the accounts of this entity is combined with our accounts. All significant intercompany transactions are eliminated in consolidation.
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company received $200,000 in 2006 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings. An additional $125,000 has been received during the first quarter of 2007. The Company has continued to incur net losses and at March 31, 2007, had unrestricted cash of approximately $315,000. The increase in cash during the first quarter ended March 31, 2007 was approximately $102,000, from installments of $125,000 received from three independent trustees for the purchase of Class C Convertible Preferred Shares, offset by expenses to keep the Company operating as a public company. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because we have no revenue generating assets.
During 2007 and 2006, Paragon has also been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. In addition, because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. Three independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate deals or sold to another company. We have received $325,000 of the $500,000 cash for the Class C Convertible Preferred Shares and expect to receive the remainder during the second quarter of 2007. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations.
Fair Value of Financial Instruments
Our financial statements include cash only. We do not have any cash equivalents at March 31, 2007.
Note 3 – Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2007, and the reported amounts of revenues and expenses for the three month periods ended March 31, 2007 and 2006. Actual results could differ from those estimates. Significant estimates include the valuation of deferred taxes and a related allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
Investments in Equipment
Our investments in equipment assets were reported at the lower of cost or estimated net realizable value.
Depreciation expense was computed using the straight-line method based on the following useful lives:

Years
Furniture, fixtures and equipment	3-7
Cash
We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times.
Other Assets
As of March 31, 2007, other assets of approximately $12,000 is prepaid insurance.
Revenue Recognition
Revenues include interest earned on cash balances.

Stock Based Compensation
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
At March 31, 2007, we have net operating losses, and at December 31, 2006, we had net operating losses totaling approximately $12.8 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2026. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $1.8 million of the $12.8 million net operating losses. These same regulations also limit the amount of loss used in any one year.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Note 4 – Marketable Securities
As of March 31, 2007, we did not have any marketable securities. We sold our 100 common shares of Century Realty Trust in April 2006 for approximately $2,000.
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
Effective September 29, 2006, three independent trustees of Paragon signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash to maintain Paragon as a corporate shell current in its SEC filings and will receive Class C Convertible Preferred Shares. The trustees paid installments of $200,000 during 2006 and $125,000 during the first quarter of 2007.
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
During the three months ended March 31, 2007, no preferred shares were converted to common shares.
No options were issued or cancelled during the three month period ended March 31, 2007.
Note 6 – Loss Per Share
Effective July 27, 2006, the Board of Trustees approved a reverse share split of 1-for-75 for the outstanding common shares. Information related to the number of common shares and the earnings per share have been restated for March 31, 2006 in the accompanying financial statements.
The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” for all periods presented herein. Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three months ended March 31, 2007 and March 31, 2006 were 442,565 and 442,555, respectively. Common share equivalents of 2,520,733 and 76,302 as of March 31, 2007 and March 31, 2006, respectively, include outstanding convertible preferred class A shares, convertible preferred class C shares, warrants, and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the three months ended March 31,
	2007	2006
Numerator
Loss from continuing operations	$(119,850)	$(164,187)
Discontinued operations:
Income from discontinued operations of residential properties before allocation to minority interest	—	12,448
Income allocated to minority interest	—	(12,324)

Net loss attributable to Common Shareholders	$(119,850)	$(164,063)

Denominator
Weighted average Common Shares outstanding at March 31, 2007 and March 31, 2006, respectively: Basic and Diluted	442,565	442,555

Basic and Diluted EPS
Net loss from continuing operations	$(0.27)	$(0.37)
Discontinued operations:
Income from discontinued operations of residential properties before allocation to minority interest	0.00	0.00
Income allocated to minority interest	0.00	0.00

Net loss attributable to Common Shareholders: Basic and Diluted	$(0.27)	$(0.37)

Note 7 – Commitments and Contingencies
Liquidity
As of March 31, 2007, our unrestricted cash resources were approximately $315,000. Three of our independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution $500,000 cash. During 2006, they paid installments of $200,000, and during the first quarter of 2007, they paid $125,000, which will be used to maintain Paragon as a corporate shell current with its SEC filings.
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
In our financial statements prior to the transfer of our 1.0% interest as of March 31, 2006, we consolidated the revenues and expenses of Richton Trail. As of March 31, 2006, the revenues and expenses of Richton Trail are shown as discontinued operations for the three months ended March 31, 2006 because of the transfer of our 1.0% interest as of March 31, 2006. The following tables summarize the income from discontinued operations of Richton Trail. The three month period ended March 31, 2006 includes the three months of discontinued operations through March 31, 2006, which was the date of the transfer.

For the three months
ended March 31, 2006
Revenues	$163,926
Operating expenses	(88,288)
Depreciation and amortization	(23,476)
Interest expense	(39,714)

Income from discontinued operations	$12,448

Note 9 – Related Party Transactions
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
Mr. Mastandrea also owns two companies that provided services to Richton Trail. Mid Illinois Realty Corp. managed Richton Trail and MDC Realty Corp. was reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees included in discontinued operations for the three month period ended March 31, 2006 were approximately $8,000. Reimbursement, at cost, for the payroll related costs paid and accrued that were included in discontinued operations for the three month period ended March 31, 2006 was approximately $17,000.

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
Effective September 29, 2006, three independent members of the Board of Trustees signed subscription agreements to purchase a total of 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash, and James C. Mastandrea, Paragon’s President, Chief Executive Officer and Chairman of the Board of Trustees, signed a similar agreement to purchase 44,444 restricted Class C Convertible Preferred Shares in exchange for his compensation for services to Paragon for the following two years ended September 29, 2008. The Company received installments of $200,000 in 2006 and $125,000 in the first quarter of 2007 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current with its SEC filings. Also, each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. Additional information related to the Class C Convertible Preferred Shares is described in the equity note to the financial statements.
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
During 2007 and 2006, Paragon has been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. In addition, because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. The Board of Trustees intends to keep the Company currently filed with the SEC as a corporate shell that may be used in the future for real estate deals or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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
Forward-Looking Information
The following is a discussion of our results of operations for the three month periods ended March 31, 2007 and 2006 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three month period ended March 31, 2007, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
This report on Form 10-QSB contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, our failure to obtain adequate financing to continue our operations, changes in general economic conditions, changes in real estate conditions, changes in prevailing interest rates, changes in our current filing status with the SEC, the cost or general availability of equity and debt financing, failure to acquire properties in accordance with our value added strategy, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2006.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
Results of Operations
Comparison of the Three Month Periods Ended March 31, 2007 and 2006
Effective March 31, 2006, the Company transferred its 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail, to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. In our financial statements, we consolidated the revenues and expenses of Richton Trail as of March 31, 2006, which are shown as discontinued operations for the three months ended March 31, 2006 because of the transfer of our 1.0% interest to Hampton Court Associates as of March 31, 2006.

Revenues from Operations
Interest income was approximately $2,000 for the three month period ended March 31, 2007 and approximately $2,000 for the three month period ended March 31, 2006.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $166,000 for the three month period ended March 31, 2006 to approximately $122,000 for the three month period ended March 31, 2007, a net decrease of $44,000. The decrease resulted from a decrease in costs for due diligence on potential transactions incurred in 2006 compared to 2007, specifically a decrease of approximately $10,000 for contract personnel and a decrease of approximately $8,000 in travel expenses. In addition there is a decrease in compensation costs for employees and trustees of approximately $12,000, a decrease in D&O insurance of approximately $9,000, decreased rent of approximately $2,000, and decreases in other general expenses of approximately $3,000.
Because the Company has limited unrestricted cash available, it has been reducing overhead expenses.
Loss from continuing operations
As a result of the above, loss from continuing operations decreased from approximately $164,000 for the three month period ended March 31, 2006 to approximately $120,000 for the three month period ended March 31, 2007.
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
Income from discontinued operations of residential properties before allocation to minority interest was approximately $12,000 for the three months ended March 31, 2006. In 2006, the operations of Richton Trail are included for only three months through March 31, 2006, which was the date of the transfer of the property to its previous owner.
Most of the income from discontinued operations is allocated to the minority interest, which owned 99.0% of the operating partnership, resulting in 1.0% of the discontinued operations remaining as part of the Company.
Net loss attributable to Common Shareholders
Based on the above, the net loss attributable to Common Shareholders decreased from approximately $164,000 for the three month period ended March 31, 2006 to approximately $120,000 for the three month period ended March 31, 2007.
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
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. As of March 31, 2007, we have net operating losses and at December 31, 2006, we had net operating losses totaling approximately $12.8 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset of approximately $5.4 million, a valuation allowance of $5.4 million was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2026. Pursuant to Internal Revenue Code regulations, we will be limited to using approximately $1.8 million of the $12.8 million net operating losses, and these same regulations also limit the amount of loss used in any one year.
Liquidity and Capital Resources
Historically, the Company has used cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Our unrestricted cash is not sufficient to allow us to continue operations and we have been reviewing alternatives, including value-added real estate deals for land development, retail, office, industrial, hotel and joint venture investments, as well as reverse merging with a private company, selling the corporate entity, and seeking additional investors. The Company received installments of $200,000 in 2006 and $125,000 during the first quarter of 2007 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings. The Board of Trustees intends to keep the Company as a corporate shell that may be used in the future for real estate deals or sold to another company. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.
Cash Flows
As of March 31, 2007, our unrestricted cash resources were approximately $315,000. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.
During the three month period ended March 31, 2007, approximately $23,000 of cash was used for our continuing operations. The cash used for continuing operations was offset by the proceeds from the issuance of the Class C Convertible Preferred Shares of approximately $125,000. There were no additions to assets of the Company. As a result, our cash balance increased by approximately $102,000 from approximately $213,000 at December 31, 2006 to approximately $315,000 at March 31, 2007.
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

Long Term Liquidity and Operating Strategies
Our unrestricted cash of $315,000 is sufficient to meet only the Company’s current liabilities. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. During 2007 and 2006, Paragon has been searching for and reviewing value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. During 2006 and the first quarter of 2007, the Company received installments of $325,000 from three trustees for payment of Class C Convertible Preferred Shares.
Current Tax Status
At March 31, 2007, we have a net operating loss, and at December 31, 2006, we had net operating losses totaling approximately $12.8 million and capital losses of approximately $0.6 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2026. Pursuant to Internal Revenue Code regulations, we will be limited to using approximately $1.8 million of the $12.8 million net operating losses, and these same regulations also limit the amount of loss used in any one year.
We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Interest Rates and Inflation
Because Paragon is a corporate shell, it is not presently effected by interest rates. During 2007 and 2006, Paragon has been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, and joint venture investments, as well as reviewing other alternatives, including a reverse merger with a private company, selling the corporate entity, and seeking additional investors.
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

ITEM 3. CONTROLS AND PROCEDURES
As of March 31, 2007, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of March 31, 2007, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.
Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to March 31, 2007.
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

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea
Date: May 14, 2007		James C. Mastandrea
Chief Executive Officer

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee
Date: May 14, 2007		John J. Dee
Chief Financial Officer