Form 10KSB
period 2007-12-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2008-03-28
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes ☑     No ☐
Registrant’s revenues for its most recent fiscal year: $10,252.
At March 14, 2008, the Registrant had 442,320 common shares of beneficial interest (including 38,130 shares held in treasury), $0.01 par value, 277,955 Class A Cumulative Convertible Preferred Shares, and 244,444 Class C Cumulative Convertible Preferred Shares. The aggregate market value of the voting common and preferred shares held by non-affiliates of the Registrant was approximately $46,556 based on the closing price of $0.24 per common share on the over-the-counter bulletin board on March 14, 2008. The aggregate market value of the voting preferred shares was valued as if each of the remaining 116,045 preferred shares held by non-affiliates were converted into 0.046 common shares on March 14, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☑

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
2007 ANNUAL REPORT ON FORM 10-KSB

PART I
Item 1. Description of Business
Company Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”)
is a real estate company with its primary focus on searching for and reviewing value-added real estate deals, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. In addition in early 2008, the Company began to invest a portion of its available cash in publicly traded shares of other real estate companies. Presently, the Company is a corporate shell, current in its SEC filings that may be used in the future for real estate deals or sold to another company.
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
From 2003 through 2006, we pursued a value-added business plan primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. In 2006, we were unable to complete a $100 million public offering to fund an acquisition of a portfolio of ten apartment communities comprised of 1,478 units located in Texas and Ohio. Without completing the public offering, the Company was not able to meet the listing requirements of the American Stock Exchange (“Amex”) because its book equity was less than the $6 million minimum requirement, it had sustained consecutive years of losses from operations and net losses since its inception in 1994, and its common shares had been selling at a low share price for more than a year. In February 2006, Amex delisted Paragon’s common shares, which then commenced being quoted on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and on the pink sheets with the new symbol “PRLE”.
Because our unrestricted cash was not sufficient to allow us to continue operations, in the third quarter of 2006, three independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate deals or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC.  Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations. In early 2008, the Company began to invest a portion of its available cash in publicly traded shares of other real estate companies.
Real Estate
Paragon Real Estate, LP, an operating partnership of which we were sole general partner and owned a 1.0% interest, owned Richton Trail, a residential apartment community containing 72 units located near Chicago, Illinois. Effective March 31, 2006, the Company transferred its interest in Paragon Real Estate, LP to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. Since that date, we have not owned any real estate assets.

Real Estate Tenants
Because we no longer own any real estate, we have no tenants.
Competition
We compete for the acquisition of properties with many entities, including, among others, publicly traded REITs, life insurance companies, pension funds, partnerships and individual investors. Many competitors have substantially greater financial resources than we have. In addition, certain competitors may be willing to accept lower returns on their investments. If competitors prevent us from buying properties that may be targeted for acquisition, our capital appreciation and valuation may be impacted. Because we recently began to invest a portion of our available cash in publicly traded shares of other real estate companies, we compete with other investors for these same shares. We are subject to the fluctuations in market prices of these publicly traded securities.
Employees
The Company has three part-time employees as of March 14, 2008.
Cautionary Statements Regarding Forward-Looking Statements
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons.  While it is impossible to identify all of theses factors, the following could cause actual results to differ materially from those estimated by us:
•	changes in national economic conditions;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	changes in interest rates and in the availability, cost and terms of mortgage funds;

•	impact of present or future environmental legislation and compliance with environmental laws;

•	ongoing need for capital improvements, particularly in older properties;

•	more attractive lease incentives offered by competitors in similar markets;

•	increased market demand for newer properties;

•	changes in real estate tax rates and other operating expenses;

•	decreases in market prices of the shares of publicly traded real estate companies;

•	adverse changes in governmental rules and fiscal policies;

•	adverse changes in zoning laws; and

•	other factors which are beyond our control.

In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:
•	we have no operating assets;

•	our cash resources are limited;

•	we have a history of losses;

•	we have not been able to raise funds through a public equity offering;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares;

•	we are dependent on a small number of key senior professionals who are part-time employees; and

•	we currently do not plan to distribute dividends to the holders of our shares.
Item 2. Description of Property
As of December 31, 2007, we did not own any real estate assets.
Investments in Real Estate, Depreciation and Insurance Coverages
The Company has no investments in real estate at December 31, 2007 and does not require insurance coverage.
Mortgage Loan
The Company does not have any mortgage loans outstanding at December 31, 2007.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2007.
PART II
Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares began trading on the Amex on October 28, 1999 under the symbol “RPP”. On June 30, 2003 we changed our name to “Paragon Real Estate Equity and Investment Trust” and our new symbol on Amex for our common shares was “PRG”. Amex delisted Paragon’s common shares for failure to meet listing requirements and in February 2006, Paragon’s common shares commenced being quoted on the OTC Bulleting Board and on the pink sheets with the new symbol “PRLE”.

Our Class A Preferred Shares began trading on the Amex on October 28, 1999 under the symbol “RPP.A.” In May 2003, we offered preferred shareholders a one-time incentive to exchange their Class A preferred shares for common shares, which expired June 30, 2003. After the exchange offer was completed, the remaining Class A preferred shares held by investors not affiliated with Paragon had an aggregate market value below $1 million and therefore no longer met the minimum requirement for listing on Amex. Amex suspended trading of the Class A preferred shares and the SEC removed the Class A preferred shares from listing and registration in 2003. Preferred shareholders retain the right to convert each of their shares for 0.046 common shares. The Class A preferred shares are now quoted over-the-counter with the symbol “PRGYP”.
Our Class C Convertible Preferred Shares were issued effective September 29, 2006 to the trustees of the Company who contributed cash and/or services for these shares. The Class C Convertible Preferred Shares are not traded on an exchange.
The following table shows the range of the high and low sale prices for our common shares as reported on Amex through February 14, 2006 and thereafter on the OTC Bulletin Board. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions. Price quotations are stated after giving effect to the reverse share split of 1-for-75 that was effective July 27, 2006.

	High	Low
2007
4th Quarter	$0.45	$0.22
3rd Quarter	$0.51	$0.29
2nd Quarter	$0.51	$0.30
1st Quarter	$0.53	$0.38

2006
4th Quarter	$1.50	$0.38
3rd Quarter	$2.25	$0.52
2nd Quarter	$5.25	$0.90
1st Quarter	$9.75	$4.50
On March 14, 2008, the last reported sales price of our common shares on the OTC Bulletin Board was $0.24. The number of holders of record of our common shares was 233 as of March 14, 2008 and we estimate we have approximately 1,200 beneficial holders of common interests as of that same date.
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
Preferred Share Conversions
No preferred shares were converted during the fourth quarter of 2007.
Issuer Purchases of Equity Securities
The Company did not purchase any equity securities within the fourth quarter of 2007 that were not registered under the Securities Act.

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
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	changes in national economic conditions;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	changes in interest rates and in the availability, cost and terms of mortgage funds;

•	impact of present or future environmental legislation and compliance with environmental laws;

•	ongoing need for capital improvements, particularly in older properties;

•	more attractive lease incentives offered by competitors in similar markets;

•	increased market demand for newer properties;

•	changes in real estate tax rates and other operating expenses;

•	decreases in market prices of the shares of publicly traded real estate companies;

•	adverse changes in governmental rules and fiscal policies;

•	adverse changes in zoning laws; and

•	other factors which are beyond our control.
In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:
•	we have no operating assets;

•	our cash resources are limited;

•	we have a history of losses;

•	we have not been able to raise funds through a public equity offering;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares;

•	we are dependent on a small number of key senior professionals who are part-time employees; and

•	we currently do not plan to distribute dividends to the holders of our shares.

Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on reviewing value-added real estate deals, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Generally, the selling prices of this asset category have been quite high and have impacted the availability and cost of financing. Paragon has also been reviewing the possibility of selling the corporate entity or seeking additional investors. In addition in early 2008, the Company began to invest a portion of its available cash in publicly traded shares of other real estate companies.
As of December 31, 2007, the Company is a public shell current with its SEC filings. The board of trustees intends to keep the Company currently filed with the SEC as a corporate shell that may be used in the future for real estate deals or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC.  Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.
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
Recent Developments in 2007 and Executive Overview
During 2007, the Company continued as a public shell current with its SEC filings. The board of trustees approved investing a portion of the Company’s available cash in shares of publicly traded real estate companies, and the Company began doing so in early 2008.
Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2007 and 2006 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2007 compared to the year ended December 31, 2006.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the year ended December 31, 2007, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
Comparison of the years ended December 31, 2007 and 2006
During 2007, the Company did not own any real estate assets. Effective March 31, 2006, the

Company transferred its 1.0% interest in Paragon Real Estate, LP, the operating partnership that owns Richton Trail, to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. In our financial statements, we consolidated the revenues and expenses of Richton Trail as of March 31, 2006, which are shown as discontinued operations for the year ended December 31, 2006 because of the transfer of our 1.0% interest to Hampton Court Associates as of March 31, 2006.
Revenues from Operations
Interest and other revenue increased by approximately $5,000 to approximately $10,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase is primarily due to interest earned on the increase in cash and cash equivalents between the periods. Because our unrestricted cash was not sufficient to allow us to continue operations, in the third quarter of 2006, three independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate deals or sold to another company.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $451,000 for the year ended December 31, 2006 to approximately $372,000 for the year ended December 30, 2007, a net decrease of $79,000. The $372,000 of general and administrative expenses for 2007 included non-cash charges of approximately $282,000 for executive officer salary, trustee fees, and professional fees paid in the form of shares and options. The net decrease in 2007 expenses of $79,000 resulted from fewer overhead costs in 2007 compared to 2006. Accordingly, the following expenses decreased in 2007: Insurance expense by approximately $35,000, legal fees by approximately $15,000, accounting fees by approximately $12,000, and travel costs for visiting properties by approximately $13,000. Payroll expenses also decreased $95,000 in 2007 compared to 2006, as well as other overhead expenses, such as rent, general consulting costs and expenses of maintaining the public entity, which decreased approximately $3,000 net. Because the Company has limited unrestricted cash available, it has not replaced employees who have left and has been reducing other overhead expenses. None of the three part-time employees was paid cash compensation in 2007. These reductions are offset by approximately $94,000 in increased trustee fees, a non-cash expense because the fees were paid in the form of Class C Preferred Shares.
Loss from continuing operations
As a result of the above, loss from continuing operations decreased from approximately $447,000 for the year ended December 31, 2006 to approximately $363,000 for the year ended December 31, 2007.
Gain on sale of marketable securities
The gain on sale of marketable securities of approximately $1,000 for the year ended December 31, 2006 was a result of our sale of 100 common shares of a publicly traded real estate company for approximately $2,000.
Discontinued operations
Discontinued operations includes the revenues and expenses of Richton Trail, the Company’s former real estate asset.
Income from discontinued operations of residential properties before allocation to minority interest was approximately $12,000 for the year ended December 31, 2006. In 2006, the operations of Richton Trail are included for only three months through March 31, 2006, which was the date of the transfer of the property to its previous owner.

Most of the income from discontinued operations is allocated to the minority interest, which owned 99.0% of the operating partnership, resulting in 1.0% of the discontinued operations remaining as part of the Company.
Net loss attributable to Common Shareholders
Based on the above, the net loss attributable to Common Shareholders decreased from approximately $446,000 for the year ended December 31, 2006 to approximately $363,000 for the year ended December 31, 2007.
Liquidity and Capital Resources
Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Presently, we are dependent on our existing cash, which was provided by three independent trustees contributing $500,000 cash in exchange for Class C Convertible Preferred Shares to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate deals or sold to another company. We have been reviewing alternatives, including value-added real estate deals for land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments, as well as reverse merging with another company, selling the corporate entity, and seeking additional investors. In early 2008, the Company began to invest a portion of its available cash in publicly traded shares of other real estate companies.
Cash Flows
As of December 31, 2007, our unrestricted cash resources were approximately $421,000. We are dependent on our existing cash contributed by three independent trustees in exchange for Class C Convertible Preferred Shares to meet our liquidity needs because we do not have cash from operations to meet our operating requirements.
During the year ended December 31, 2007, the Company’s cash balance increased by approximately $208,000 from approximately $213,000 at December 31, 2006 to approximately $421,000 at December 31, 2007. During 2007, we received cash of $300,000 from three independent trustees in exchange for Class C Convertible Preferred Shares. Cash of approximately $92,000 was used in continuing operations.
Cash used for continuing operations included general and administrative costs, primarily for maintaining Paragon as a public shell current with its SEC filings so that it may be used in the future for real estate deals or sold to another company.
Future Obligations
Because the Company is a corporate shell that may be used in the future for real estate deals or sold to another company, we have no cash from operations and have reduced our day-to-day overhead expenses and material future obligations. We have reduced overhead expenses by issuing stock for our CEO’s salary and trustee fees, placing our other employees on a part-time unpaid basis, not replacing employees who have left, reducing office space and rent, reducing use of outside consultants, negotiating discounts on prices wherever possible, and foregoing other expenses.
Long Term Liquidity and Operating Strategies
We historically have financed our long term capital needs, including acquisitions, as follows:

•	Borrowings from new loans;

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.
Because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. In 2007, the Company received final installment payments of $300,000 from three independent trustees for payment of Class C Convertible Preferred Shares. These funds will be used to maintain Paragon as a public shell current with its SEC filings while it searches for and reviews other value added real estate deals. In addition, the Company began in early 2008 to invest a portion of the available cash in shares of publicly traded real estate companies that have share prices at significant discounts to their net asset value.
Current Tax Status
At December 31, 2007, we have net operating losses of approximately $1.9 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2027.
We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Interest Rates and Inflation
Interest rates rose during most of 2007 from the record low rates of the previous few years, and then began to drop again in late 2007 as the Federal Reserve Bank lowered the discount rate. While interest rates are again at record lows, debt financing is only available to the top-tier creditworthy companies. Financial institutions are tightening financial covenant tests and charging higher fees for loans, which will likely lead to a slow down in real estate transactions.
We were not significantly affected by inflation during the periods presented in this report due primarily to the relative low nationwide inflation rates and the Company being a corporate shell with minimal expenses.
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

Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2007, we had net operating losses totaling approximately $1.9 million. While these losses created a deferred tax asset of approximately $746,000, a valuation allowance of $746,000 was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2027. Pursuant to Internal Revenue Code regulations, we will be limited to using approximately $1.5 million of the prior net operating losses of $13.1 million, and these same regulations also limit the amount of loss used in any one year.
Item 7. Financial Statements
The required audited consolidated financial statements of the Company are included herein commencing on page F-1.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 8a. Controls and Procedures
As of December 31, 2007, the date of this report, James M. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of December 31, 2007, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our evaluation of internal control over financial reporting includes using the COSO (Committee Of Sponsoring Organizations) framework of the Treadway Commission to identify the risks and control objectives within our Company. We have established policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Further, there were no significant changes in the internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to December 31, 2007.
Item 8b. Other Information
None.

PART III
Item 9. Trustees, Executive Officers of the Registrant, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
The names, ages and positions of our trustees and executive officers are as follows:

			Expiration
Name	Age	Position	of Term(1)
James C. Mastandrea	64	President, Chief Executive Officer and Chairman of Board of Trustees	2006 (1)

John J. Dee	56	Senior Vice President, Chief Financial Officer and Trustee	2007 (1)

Daryl J. Carter	52	Trustee	2008

Daniel G. DeVos	50	Trustee	2006 (1)

Paul T. Lambert	55	Trustee	2007 (1)

Michael T. Oliver	64	Trustee	2008

(1)	Because the trustees own a significant number of the voting shares and the Company is reducing expenses to conserve its limited cash, an annual meeting was not held in 2007 or 2006. The trustees will continue to serve until an election of trustees is held, though no election is currently planned.
Board of Trustees and Executive Officers
The business experience, principal occupations and employment, as well as the periods of service, of each of our trustees and executive officers during at least the last five years are set forth below.
James C. Mastandrea has served as President and Chairman of the Board of Trustees since March 4, 2003 and as Chief Executive Officer since April 7, 2003. Since October 2, 2006, he has also been Chairman and Chief Executive Officer of Whitestone REIT, a public though non-traded REIT. Mr. Mastandrea is Chairman and Chief Executive Officer of MDC Realty Corporation, Chicago, Illinois, which he founded in 1978 and has used for the development of over $500 million of real estate projects until 1993. From July 1993 to December 1993, Mr. Mastandrea was President of First Union Real Estate Investments, a NYSE listed real estate investment trust headquartered in Cleveland, Ohio. From January 1994 until his departure in May 1998, he was Chairman of the Board of Trustees and Chief Executive Officer of First Union. During his tenure at First Union, Mr. Mastandrea and his management team substantially grew the assets of the company from $495 million at the beginning of 1994 to $1 billion, along with commensurate growth in net operating income and funds from operations, at the end of his tenure in mid-1998. Mr. Mastandrea is a director of Cleveland State University Foundation Board and a member of the Strategic Planning Committee, a director and a member of the real estate committee of University Circle Inc., Cleveland, Ohio, and a director of the Calvin Business Alliance Board at Calvin College, Grand Rapids, Michigan. He is also a member of Pension Real Estate Association (PREA).

John J. Dee has served as a trustee and Senior Vice President since March 4, 2003, and as Chief Financial Officer since April 7, 2003. Since October 3, 2006, Mr. Dee has also been Chief Operating Officer, Executive Vice President, and Director of Finance at Whitestone REIT, a public though non-traded REIT. Prior to Mr. Dee’s joining Paragon, from 2002 to 2003, he was Senior Vice President and Chief Financial Officer of MDC Realty Corporation, Cleveland, Ohio, an affiliate of MDC Realty Corporation, Chicago, Illinois. From 2000 to 2002, Mr. Dee was Director of Finance and Administration for Frantz Ward, LLP, Cleveland, Ohio, a Cleveland-based law firm with approximately 100 employees. From 1978 to 2000, Mr. Dee held various management positions with First Union Real Estate Investments (NYSE), most recently as Senior Vice President and Chief Accounting Officer from 1996 to 2000. Mr. Dee is licensed as a CPA (non-practicing) in the State of Ohio.
Daryl J. Carter has served as a trustee since June 30, 2003. Mr. Carter is the Founder, Chairman and CEO of Avanath Capital Partners, LLC, an investment firm focused on urban-themed real estate and mortgage investments. Mr. Carter directs the strategy, investments, and overall operations of the firm. Previously, Mr. Carter was an Executive Managing Director of Centerline Capital Group (“Centerline”) a subsidiary of Centerline Holding Company (NYSE), and head of the Commercial Real Estate Group. Mr. Carter was responsible for overseeing the Commercial Real Estate Group’s national origination platform, investment strategy and new business development. He was also the President of American Mortgage Acceptance Corporation, a publicly-held, commercial mortgage lender (AMEX) that was externally managed by Centerline. Mr. Carter became part of Centerline when his company, Capri Capital Finance (“CCF”), was acquired by Centerline in 2005. Mr. Carter co-founded and served as Co-Chairman of both CCF and Capri Capital Advisors in 1992. He was instrumental in building Capri to a diversified real estate firm with $8 billion in real estate equity and debt investments under management. Prior to Capri, Mr. Carter was Regional Vice President at Westinghouse Credit Corporation in Irvine and a Second Vice President at Continental Bank in Chicago. Mr. Carter is a Trustee of the Urban Land Institute, Executive Committee Member of the National Multifamily Housing Association and Vice Chairman of the Commercial Board of Governors of the Mortgage Bankers Association. Mr. Carter serves on the Dean’s Advisory Council of the M.I.T. Sloan School of Management.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, trustees and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. Officers, trustees and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Form 4s filed by trustees reporting grants of restricted shares and options furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, trustees and greater than 10% shareholders were complied with.
Item 10. Executive Compensation
The following table sets forth the compensation paid to our CEO for the years ended December 31, 2007 and December 31, 2006.

				Restricted Stock	All Other
Name and Position	Year	Salary(1)		Awards(6)	Compensation(6)		Total
James C. Mastandrea	2007	$0	(2)	$0	$0		$0
Chief Executive Officer,President and Chairman	2006	$45,000	(3)	$200,000 (4)	$50,000	(5)	$295,000

(1)	No bonuses were paid for the years ended December 31, 2007 and December 31, 2006.

(2)	No cash salary was paid for the year ended December 31, 2007.

(3)	Represents salary from January 1 through September 30, 2006.

(4)	Represents 44,444 restricted Class C Convertible Preferred Shares for services as an officer of the Company from September 29, 2006 through September 29, 2008.

(5)	Represents 12,500 restricted Class C Convertible Preferred Shares for services as a trustee and Chairman of the Company from September 29, 2006 through September 29, 2008.

(6)	Amounts were determined in accordance with Statement of Financial Accounting Standard No. 123R

The following table sets forth the status of equity awards as of December 31, 2007.

Stock Awards
Equity Incentive
Plan Awards:
	Option Awards					Market	Number of
	Number of	Number of			Number of	Value of	Unearned
	Securities	Securities			Shares or	Shares or	Shares, Units
	Underlying	Underlying			Units of	Units of	or Other
	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Rights That
	Options	Options	Exercise	Expiration	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested	Vested	Vested
James C. Mastandrea	2,000 (1)	—	$20.25	1/2/09	2,000 (2)	$760.00	(3)
Chief Executive Officer, President and Chairman

(1)	The options are exercisable beginning January 2, 2007 and expire on January 2, 2009.

(2)	Represents restricted common shares issued January 2, 2004. Half of the restricted shares vest in five years or earlier if Paragon’s share price rises to $75.00 per share. The remaining half vests when funds from operations has doubled or when Paragon’s share price is 50% higher compared to the average trading price for the five days preceding the grant date.

(3)	On June 30, 2003, our shareholders approved the issuance of additional common shares to Paragon Real Estate Development, LLC for James C. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, to encourage them to substantially grow the asset base, net operating income, funds from operations, net value, and share value of Paragon. On September 29, 2006, Paragon amended this agreement to add each of the trustees to the agreement so that if a trustee brings a new deal to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. We will issue restricted common shares if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional common shares. The maximum number of common shares they may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of the common shares for 30 calendar days preceding the closing of any acquisition. The common shares will be restricted until we achieve the five-year proforma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.
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
The number of common shares and the conversion factor have been revised to reflect the 1-for-75 reverse split of the common shares that occurred in July 2006.
Compensation of Trustees
During the year ended December 31, 2007, trustees were not paid any compensation.
In lieu of cash payments for trustee fees, effective September 29, 2006, each trustee of the Company received 12,500 restricted Class C Convertible Preferred Shares for service as a trustee until September 29, 2008. The shares are restricted until the latest to occur of: (a) a public offering by the Company sufficient to liquidate the shares, (b) an exchange of the Company’s existing shares for new shares, and (c) September 29, 2008. Mr. Mastandrea’s 12,500 restricted Class C Convertible Preferred Shares are included in the executive compensation table above for 2006.
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
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table includes certain information with respect to the beneficial ownership of our shares by: (i) each person known by us to own more than 5% in interest of the outstanding shares: (ii) each of the trustees; (iii) each of our executive officers; and (iv) all of the trustees and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

The table shows ownership as of March 14, 2008.

									Total Common Shares
	Common Shares(2)			Preferred A Shares(3)			Preferred C Shares(4)		and Preferred Shares(5)
Name and Address(1)	Number		Percent(6)	Number		Percent(6)	Number	Percent(6)	Number		Percent(6)
James C. Mastandrea	176,163	(7)	43.4%	161,410	(15)	58.2%	56,944	23.3%	794,846	(17)	77.6%
Paragon Real Estate	163,117	(8)	40.4%	161,410	(15)	58.2%	—	—	212,359	(18)	46.8%
Development, LLC
Paul T. Lambert	34,448	(9)	8.5%	—		—	62,500	25.6%	659,448	(19)	64.0%
John J. Dee	6,000	(10)	1.5%	—	(16)	—	12,500	5.1%	131,000	(20)	24.7%
Daryl J. Carter	3,000	(11)	*	—		—	37,500	15.3%	378,000	(21)	48.4%
Daniel G. DeVos	3,000	(11)	*	—		—	62,500	25.6%	628,000	(22)	61.0%
Michael T. Oliver	1,667	(12)	*	—		—	12,500	5.1%	126,667	(23)	23.9%

All trustees and current executive officers as a group (13)	224,278	(14)	54.3%	161,410		58.2%	244,444	100.0%	2,717,961	(24)	93.5%

*	Indicates less than one percent

(1)	Unless otherwise indicated, the address of all beneficial owners is our corporate headquarters at 1240 Huron Road, Cleveland, Ohio 44115.

(2)	Percentages based on 404,212 common shares outstanding, not including 38,130 shares held in treasury. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are currently exercisable as of March 14, 2008. The total options for all named persons is 8,667.

(3)	Percentages based on 277,455 preferred A shares outstanding as of March 14, 2008, which convert to 54,578 common shares as follows: 161,410 preferred A shares are each convertible into 0.305 common shares and 116,045 preferred A shares are each convertible into 0.046 common shares.

(4)	Percentages based on 244,444 preferred C shares outstanding as of March 14, 2008, which convert to 2,444,440 common shares. Each preferred C share is convertible into 10 common shares.

(5)	Percentages based on 404,212 common shares outstanding, not including 38,130 shares held in treasury, and 244,444 preferred C shares which convert to 2,444,440 common shares. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are currently exercisable as of March 14, 2008. Mr. Mastandrea’s percentage is calculated using a denominator that includes (i) 404,212 common shares, not including 38,130 shares held in treasury; (ii) 56,944 preferred C shares that convert to 569,440 common shares; (iii) 2,000 options; and (iv) 161,410 preferred A shares, which convert to 49,243 common shares.

(6)	The ownership percents total more than 100% due to more than one person or entity being considered the beneficial owner of the same shares, in accordance with SEC regulations for this table.

(7)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 restricted common shares; (iv) 2,000 options; and (v) 379 common shares.

(8)	Mr. Mastandrea is the managing member of Paragon Real Estate Development, LLC and these shares are also included in Mr. Mastandrea’s common shares.

(9)	Includes: (i) 1,666 options; (ii) 5,930 common shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager; and (iii) 26,852 common shares.

(10)	Includes: (i) 4,000 restricted common shares; and (iii) 2,000 options. Does not include 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(11)	Includes: (i) 2,000 common shares and (ii) 1,000 options.

(12)	Includes (i) 667 common shares and (ii) 1,000 options.

(13)	Includes six named persons.

(14)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 8,000 restricted common shares; (iv) 8,667 options; and (v) 37,827 common shares.

(15)	Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. Each preferred A share is convertible into 0.305 common shares.

(16)	Does not include 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(17)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 restricted common shares; (iv) 2,000 options; (v) 49,243 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (vi) 569,440 common shares issuable upon conversion of 56,944 preferred C shares; and (vii) 379 common shares.

(18)	Includes (i) 163,116 common shares and (ii) 49,243 common shares issuable upon conversion of 161,410 preferred A shares. These shares are also included in Mr. Mastandrea’s total shares.

(19)	Includes: (i) 1,666 options; (ii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares; and (iii) 32,782 common shares.

(20)	Includes: (i) 4,000 restricted common shares; (ii) 2,000 options; and (iii) 125,000 common shares issuable upon conversion of 12,500 preferred C shares. Does not include 163,117 common shares or 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(21)	Includes: (i) 2,000 common shares; (ii) 1,000 options; and (iii) 375,000 common shares issuable upon conversion of 37,500 preferred C shares.

(22)	Includes: (i) 2,000 common shares; (ii) 1,000 options; and (iii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares.

(23)	Includes: (i) 667 common shares; (ii) 1,000 options; and (iii) 125,000 common shares issuable upon conversion of 12,500 preferred C shares.

(24)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 8,000 restricted common shares; (iv) 8,667 options; (v) 49,243 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (vi) 2,444,440 common shares issuable upon conversion of 244,444 preferred C shares; and (vii) 37,827 common shares.

Equity Compensation Plan Information

	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available
	issued upon	price of	for future issuance
	exercise of	outstanding	under equity
	outstanding	options,	compensation plans
	options, warrants	warrants and	(excluding securities
Equity Compensation Plans Approved/	and rights	rights	reflected in column (a))
Not Approved by Security Holders	(a)	(b)	(c)
Equity compensation plans approved by security holders
Former Share Option Plan
Options for common shares	725	$402.75	—

2004 Share Option Plan
Restricted common shares	17,333	$—
Options for common shares	8,667	$18.00

	26,000	$6.00	20,667

Equity compensation plans not approved by security holders
Common shares	6,667	$—
Warrants for common shares	12,300	$27.85

	18,967	$18.00	—

Total all plans — Common shares	45,692	$17.25	20,667
— Preferred shares	—	$—
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

Item 12. Certain Relationships and Related Transactions; Trustee Independence
Relationships and Related Transactions
None.
Trustee Independence
Our Board has affirmatively determined that four of our six trustees are “independent” under the NASDAQ listing standards, applicable SEC rules and the standards prescribed by our declaration of trust. These trustees are Daryl J. Carter, Daniel G. DeVos, Paul T. Lambert, and Michael T. Oliver. Messrs. Mastandrea and Dee, our other two trustees, are also executive officers of the Company, and therefore are not considered to be “independent” according to these standards.
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

Item 14. Principal Accountant Fees and Services
The aggregate fees billed by the principal independent registered public accountants (Boulay, Heutmaker, Zibell & Co., P.L.L.P.) to the Company for the fiscal years ended December 31, 2007 and 2006 are as follows:

			% Approved
			by Audit
Category	Year	Fees	Committee
Audit Fees (1)	2007	$31,900	100%
	2006	$46,700	100%

Audit-Related Fees	2007	$—
	2006	$—

Tax Fees (2)	2007	$3,600	100%
	2006	$3,700	100%

All Other Fees	2007	$—
	2006	$—

(1)	Audit fees include audits and reviews of required SEC filings and proposed acquisitions of properties.

(2)	Tax fees include the preparation of the Federal tax return.
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

Paragon real estate equity and investment trust

	By:	/s/ James C. Mastandrea
Date: March 18, 2008		James C. Mastandrea Chief Executive Officer

Paragon real estate equity and investment trust

	By:	/s/ John J. Dee

Date: March 18, 2008		John J. Dee Chief Financial Officer
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
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

Signature	Title	Date

/s/ James C. Mastandrea James C. Mastandrea	Trustee, Chief Executive Officer and President	March 18, 2008

/s/ John J. Dee John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	March 18, 2008

/s/ Daryl J. Carter		March 18, 2008
Daryl J. Carter	Trustee

/s/ Daniel G. DeVos		March 18, 2008
Daniel G. DeVos	Trustee

/s/ Paul T. Lambert		March 18, 2008
Paul T. Lambert	Trustee

/s/ Michael T. Oliver
Michael T. Oliver	Trustee	March 18, 2008

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of
Paragon Real Estate Equity and Investment Trust and Subsidiaries:
We have audited the accompanying consolidated balance sheet of Paragon Real Estate Equity and Investment Trust and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. Paragon Real Estate Equity and Investment Trust and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Real Estate Equity and Investment Trust and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the lack of a revenue generating asset, the Company’s net losses, negative cash flow from operations and accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants
Minneapolis, Minnesota
March 28, 2008

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Balance Sheet
December 31, 2007

Assets
Investments in equipment:
Furniture, fixtures and equipment	5,370
Accumulated depreciation and amortization	(3,183)

Net investments in equipment	2,187
Cash	421,196
Accounts receivable	551
Other assets	13,080

Total Assets	$437,014

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	14,025

Total liabilities	14,025

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares — $0.01 par value, 10,000,000 authorized: 277,955 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,780
Preferred C Shares — $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444
Common Shares — $0.01 par value, 100,000,000 authorized; 442,320 shares issued and outstanding	4,424
Additional paid-in capital	30,568,490
Accumulated deficit	(26,744,762)
Treasury shares, at cost, 38,130 shares	(800,735)
Unearned compensation and trustees’ fees	(2,609,652)

Total shareholders’ equity	422,989

Total Liabilities and Shareholders’ Equity	$437,014

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31,
	2007	2006
Revenues
Interest and other	$10,252	$5,225

Total revenues	10,252	5,225

Expenses
Depreciation and amortization	1,074	1,074
General and administrative	372,170	451,410

Total expenses	373,244	452,484

Loss from continuing operations	(362,992)	(447,259)
Gain on sale of marketable securities	—	777
Discontinued operations:
Income from discontinued operations of residential properties before allocation to minority interest	—	12,448
Income allocated to minority interest	—	(12,324)

Net loss attributable to Common Shareholders	(362,992)	(446,358)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(.82)	$(1.01)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,482	442,561

Comprehensive loss:
Net loss	$(362,992)	$(446,358)

Comprehensive loss	$(362,992)	$(446,358)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2007 and 2006

						Accumulated
						other
						comprehensive
						income, net
						unrealized gain
	Class A	Class C		Subscriptions		(loss) on			Unearned
	Preferred	Preferred		Receivable Class C	Additional Paid-in	marketable		Cost of Shares	compensation and
	Shares	Shares	Common Shares	Preferred Shares	Capital	securities	Accumulated Deficit	held in Treasury	trustees’ fees	Total

Balance at December 31, 2005	$2,782	$—	$331,916	$—	$28,374,727	$749	($ 25,935,287)	($800,735)	($ 2,488,069)	($ 513,917)

Allocate 1% LP Operating Profit to REIT					(124)					(124)
Transfer of 1% ownership interest in Paragon Real Estate, LP, net					824,699					824,699
Stock based compensation					68,832					68,832
Amortization of unearned compensation and trustee fees, net of market price reduction					(40,576)				112,292	71,716

Conversion of preferred shares to common shares	(2)		7		(5)
Unrealized loss on marketable securities						(749)				(749)
75:1 Reverse stock split			(327,497)		327,497
Issue Preferred C shares for cash and subscriptions receivable		$1,250			498,750					500,000
Issue Preferred C shares in lieu of salary		444			199,556					200,000
Issue Preferred C shares in lieu of trustee fees		750			299,250					300,000
Subscriptions receivable on issuance of Preferred C shares				($ 300,000)						(300,000)
Deferred salary & trustee fees on issuance of Preferred C shares in lieu of salary & fees									(500,000)	(500,000)
Net loss							(446,358)			(446,358)

Balance at December 31, 2006	$2,780	$2,444	$4,426	($ 300,000)	$30,552,606	$—	($26,381,645)	($800,735)	($ 2,875,777)	$204,099

Cash paid in lieu of fractional shares			(2)							(2)
Stock based compensation					31,500					31,500
Amortization of unearned compensation and trustee fees, net of market price reduction					(15,741)				266,125	250,384
Cash receipts for Subscriptions receivable on
issuance of Preferred C shares				$300,000						300,000
Reclassify discontinued operations					125		(125)			—
Net loss							(362,992)			(362,992)

Balance at December 31, 2007	$2,780	$2,444	$4,424	$—	$30,568,490	$—	($ 26,744,762)	($800,735)	($ 2,609,652)	$422,989

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(362,992)	$(446,358)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs paid through amortization of restricted common shares	385	71,716
Compensation costs and trustee fees incurred through the issuance of shares	250,000	—
Stock based compensation	31,500	68,832
Depreciation and amortization	1,074	1,074
Income from discontinued operations, net of allocation to minority interest	—	(124)
Gain on sale of marketable securities	—	(777)
Net change in assets and liabilities:
Other assets	2,217	108,455
Accounts payable and accrued expenses	(13,692)	(132,089)

Net cash used in continuing operations	(91,508)	(329,271)

Cash flows from investing activities:
Cash proceeds from sale of marketable securities	—	1,953

Net cash from investing activities	—	1,953

Cash flows from financing activities:
Cash proceeds from issuance of Preferred C shares	300,000	200,000
Fractional shares purchased for cash	(2)	—

Net cash from financing activities Net	299,998	200,000

Net increase (decrease) in cash	208,490	(127,318)
Cash
Beginning of period	212,706	340,024

End of period	$421,196	$212,706

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
Note 1 — Organization
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on searching for and reviewing value-added real estate deals, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. In addition in early 2008, the Company began to invest a portion of its available cash in publicly traded shares of other real estate companies. Presently, the Company is a corporate shell, current in its SEC filings that may be used in the future for real estate deals or sold to another company.
Effective July 27, 2006, the Board of Trustees approved a reverse share split of 1-for-75 for the outstanding common shares. Information related to the number of common shares and the earnings per share have been restated in the accompanying financial statements and related footnotes to reflect this reverse split.
Effective March 31, 2006, the Company transferred its interest in Paragon Real Estate, LP, the operating partnership that owned Richton Trail Apartments (“Richton Trail”), to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP. In our financial statements, we consolidated the revenues and expenses of Richton Trail for the quarter ended March 31, 2006, which are shown as discontinued operations for the twelve months ended December 31, 2006 because of the transfer of our 1.0% interest to Hampton Court Associates as of March 31, 2006.
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
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company has received $500,000 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings. No other amounts are due from the trustees for these Convertible Preferred Shares. The Company has continued to incur net losses and at December 31, 2007 had unrestricted cash of approximately $421,000. The net increase in cash during the year ended December 31, 2007 was approximately $208,000, which was from the remaining balance of $300,000 due from the trustees for the Convertible Preferred Shares and offset by expenses to maintain the Company as a corporate shell reporting with the SEC. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because we have no revenue generating assets.
In 2006, we were unable to complete a $100 million public offering to fund an acquisition of a portfolio of ten apartment communities comprised of 1,478 units located in Texas and Ohio. Without completing the public offering, the Company was not able to meet the listing requirements of the American Stock Exchange (“Amex”) because its book equity was less than the $6 million minimum requirement, it had sustained consecutive years of losses from operations and net losses since its inception in 1994, and its common shares had been selling at a low share price for more than a year. In February 2006, Amex delisted Paragon’s common shares, which then commenced being quoted on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and on the pink sheets with the new symbol “PRLE”.
During 2006, Paragon has also been searching for and reviewing other value-added real estate deals, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. In addition, because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations. Three independent trustees contributed an aggregate of $500,000 cash to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate deals or sold to another company.
Note 3 — Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2007, and the reported amounts of revenues and expenses for the years ended December 31, 2007 and 2006. Actual results could differ from those estimates. Significant estimates include deferred taxes and a related valuation allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
Investments in Equipment
Our investments in equipment assets are reported at cost.
Depreciation expense is computed using the straight-line method based on the following useful lives:

Years

Furniture, fixtures and equipment	3-7
Cash
We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times.
Other Assets
As of December 31, 2007, other assets of approximately $13,000 include prepaid expenses for director and officer liability insurance.
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
At December 31, 2007, we have net operating losses totaling approximately $1.9 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2027. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $1.5 million of the prior net operating losses of $13.1 million. These same regulations also limit the amount of loss used in any one year.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Fair Value of Financial Instruments
Our financial statements include cash only. We do not have any cash equivalents at December 31, 2007.
Recent Accounting Pronouncements
Management has reviewed recently issued accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
Note 4 — Marketable Securities
As of December 31, 2007, we did not own any marketable securities.
During the year ended December 31, 2006, we sold a small investment in a publicly traded REIT for approximately $2,000.
Note 5 — Shareholders’ Equity
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
Effective September 29, 2006, three independent trustees of Paragon signed subscription agreements to purchase 125,000 Class C Preferred Shares for an aggregate contribution of $500,000 cash to maintain Paragon as a corporate shell current in its SEC filings. The trustees paid installments of $200,000 during 2006 and the remaining $300,000 in 2007.
In addition, on September 29, 2006, James C. Mastandrea, President, Chief Executive Officer, and Chairman of the Board of Trustees of Paragon, signed a subscription agreement whereby he agreed to purchase 44,444 restricted shares of Class C Preferred Shares. The consideration for the purchase is Mr. Mastandrea’s services as an officer of Paragon for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Preferred Shares are subject to forfeiture and restricted from being sold by Mr. Mastandrea until the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008.
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
Restricted Common Shares
The following table summarizes the activity of our unvested restricted common shares for the years ended December 31, 2007 and 2006:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at January 1, 2006	175,117	$11.54
Vested	(2,667)	$10.50

Unvested at December 31, 2006	172,450	$11.55
Vested	(4,000)	$16.50

Unvested at December 31, 2007	168,450	$11.44

As of December 31, 2007 and 2006 there was approximately $1,926,000 and $1,992,000, respectively, of unrecognized compensation cost related to unvested restricted shares, net of forecasted forfeitures and expirations. This amount is expected to be recognized over a weighted average period of four years. To the extent the actual forfeiture rate is different than we have anticipated, the number of restricted common shares vesting would be different from our expectations.
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
The assumptions made in estimating the fair value of the options on the grant date based upon the Black-Scholes option-pricing model. There were no option grants during 2006 and 2007.
The following table summarizes the activity for outstanding stock options:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(1)
Balance at January 1, 2006	9,391	$48.00	1.8
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	—	—

Balance at December 31, 2006	9,391	48.00	1.8
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	—	—

Balance at December 31, 2007	9,391	$48.00	1.8	$0.00

Vested and exercisable as of December 31, 2007	9,391	$47.87	0.9	$0.00
Vested and expected to vest as of December 31, 2007	9,391	$47.87	0.9	$0.00

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2007. Because the weighted average exercise price exceeds fair market value at December 31, 2007, there is no aggregate intrinsic value for the options.
The Company recognized stock-based compensation expense of approximately $31,500 and $68,800 during the year ending December 31, 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123R. As of December 31, 2007, there was no remaining unrecognized cost related to stock options. As of December 31, 2006, there was approximately $31,500 of total unrecognized compensation cost related to stock options expected to be recognized over the next year. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Warrants
On March 5, 1998, we issued a warrant to Credit Suisse First Boston Mortgage LLC in connection with the refinancing of debt. The warrant provides for the right to purchase 633 common shares at a price of $402.75 per common share and is exercisable at any time through March 5, 2008. The warrant was unexercised as of December 31, 2007, and expired on March 5, 2008.
Effective September 23, 2005, we issued to our legal counsel 11,667 warrants for our common shares at an exercise price of $7.50 per warrant representing the average closing price of our common shares for the preceding ten days. Each warrant is exercisable for one common share, can be exercised after a two year holding period, and expires five years from the date issued.
Note 6 — Loss Per Share
The Company has adopted the SFAS No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein. Net loss per weighted average common share outstanding — basic and diluted — are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the years ended December 31, 2007 and 2006 was 442,482 and 442,561, respectively. Common share equivalents of approximately 2,521,000 as of December 31, 2007 and December 31, 2006 include outstanding convertible preferred shares, warrants, stock options and limited partnership units, and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

	For the year ended December 31,
	2007	2006
Numerator
Net loss attributable to Common Shareholders	$(362,992)	$(446,358)

Denominator

Weighted average Common Shares outstanding at December 31, 2007 and December 31, 2006 - Basic and Diluted	442,482	442,561

Basic and Diluted EPS
Net loss attributable to Common Shareholders - Basic and Diluted	$(0.82)	$(1.01)

Note 7 — Dividends/Distributions
No cash distributions were declared during 2007 and 2006 with respect to the common or preferred shares.
Note 8 — Income taxes
There was no income tax provision for the years ended December 31, 2007 and 2006.

For the year ended December 31,
	2007	2006
Current	$—	$—
Deferred	—	—

Total tax provision	$—	$—

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	For the year ended December 31,
	2007	2006
Tax / (Benefit) at Federal statutory rate	$(102,000)	$(136,000)
State income tax / (benefit), net of Federal tax effect	(18,000)	(25,000)
Adjustment to net operating and capital loss carryforwards		—
Change in valuation allowance	120,000	161,000
Other		—

Tax provision	$—	$—

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$746,000	$5,164,000
Capital loss carryforward	—	262,000
Provision for loss on marketable securities	—	—
Accrual and other temporary variances	—	—
Valuation allowance	(746,000)	(5,426,000)
Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of a significant portion of the net deferred tax assets and has provided a valuation allowance of $746,000 and $5,426,000, against the net deferred tax assets of the Company as of December 31, 2007 and 2006, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.
At December 31, 2007, the Company had net operating loss carryforwards of approximately $1.9 million available to be carried to future periods. Net operating loss carryforwards of $403,000 are available for Paragon to use without any limitation or restriction imposed by tax regulations. Changes in the ownership of Paragon’s shares that occurred in 2001, 2003 and 2006 have limited the amount of net operating losses to be used to approximately $72,500 per year for another 20 years, or a total of approximately $1,450,000. Prior net loss carryforwards of approximately $11,231,000 cannot be used due to the limitations imposed by Section 382 of the Internal Revenue Code related to the 2001, 2003 and 2006 changes of share ownership. The loss carryforwards expire as follows:

Year Expiring	Net Operating Loss
2026	$1,553,000
2027	300,000

Total loss carryforwards	$1,853,000

Note 9 — Commitments and Contingencies
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
The employment agreement with John J. Dee was also modified on April 3, 2006 in a similar way to Mr. Mastandrea’s employment agreement as explained above. His compensation is based on a rate of $125 per hour to a maximum of $5,000 per month. Mr. Dee’s base annual salaries may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Dee will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Dee. To conserve cash, Mr. Dee received no cash compensation in 2007.
Note 10 — Related Party Transactions
Richton Trail Acquisition and Management Fees
Effective March 31, 2006, the Company transferred its interest in Paragon Real Estate, LP to Hampton Court Associates, the sole limited partner of Paragon Real Estate, LP.
Mr. Mastandrea also owns two companies that provided services to Richton Trail. Mid Illinois Realty Corp. manages Richton Trail and MDC Realty Corp. was reimbursed, at cost, for Richton Trail’s payroll related costs. The related management fees included in year ended December 31, 2006 were approximately $7,500. Reimbursement, at cost, for the payroll related costs included in the year ended December 31, 2006 were approximately $16,800. These payroll related costs and management fees are included in the results of discontinued operations for 2006.
Note 11 — Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2007	2006
Interest paid	$0	$39,714

Supplemental Disclosure of Noncash Investing Activities and Financing Activities

	For the year ended December 31,
	2007	2006
Preferred C shares issued in lieu of salaries	$0	$200,000

Preferred C shares issued in lieu of trustee fees	$0	$300,000

Transfer of 1% ownership interest in Paragon Real Estate, LP, net	$0	$824,699