Form 10-Q
period 2008-06-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2008-08-13
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐
     The number of the registrant’s Common Shares outstanding as of August 11, 2008, was 442,342, including 38,130 common shares held in treasury.

FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet – June 30, 2008 (unaudited) and December 31, 2007	Page - 2 -

Consolidated Statements of Operations – Six months ended June 30, 2008 and June 30, 2007 (unaudited)	Page - 3 -

Consolidated Statements of Operations – Three months ended June 30, 2008 and June 30, 2007 (unaudited)	Page - 4 -

Consolidated Statements of Cash Flows – Six months ended June 30, 2008 and June 30, 2007 (unaudited)	Page - 5 -

Notes to Consolidated Financial Statements (unaudited)	Page - 6 -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page - 12 -

Item 4T. Controls and Procedures	Page - 17 -

Part II. Other Information

Item 1. Legal Proceedings	Page - 17 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page - 17 -

Item 3. Defaults upon Senior Securities	Page - 17 -

Item 4. Submission of Matters to a Vote of Security Holders	Page - 17 -

Item 5. Other Information	Page - 17 -

Item 6. Exhibits	Page - 17 -

Signatures	Page - 18 -

EX - 31.1 Section 302 Certification of Chief Executive Officer EX - 31.2 Section 302 Certification of Chief Financial Officer EX - 32.1 CEO/CFO Certification Under 906 of Sarbanes-Oxley Act
EX-31.1
EX-31.2
EX-32.1

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Balance Sheet
June 30, 2008 and December 31, 2007

	June 30,
	2008	December 31,
	(unaudited)	2007
Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370	$5,370
Accumulated depreciation	(3,720)	(3,183)

Net investments in equipment	1,650	2,187
Cash	266,869	421,196
Marketable securities	114,471	—
Accounts receivable	—	551
Other assets	6,099	13,080

Total Assets	$389,089	$437,014

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	12,355	14,025

Total liabilities	12,355	14,025

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares — $0.01 par value, 10,000,000 authorized: 277,455 and 277,955 Class A cumulative convertible shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively, $10.00 per share liquidation preference	2,775	2,780
Preferred C Shares — $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares — $0.01 par value, 100,000,000 authorized: 442,342 and 442,320 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4,424	4,424
Additional paid-in capital	30,560,460	30,568,490
Accumulated deficit	(26,906,433)	(26,744,762)
Accumulated other comprehensive income, net unrealized loss on marketable securities	(9,611)	—
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)
Unearned compensation and trustees’ fees	(2,476,590)	(2,609,652)

Total shareholders’ equity	376,734	422,989

Total Liabilities and Shareholders’ Equity	$389,089	$437,014

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the six months ended June 30,
	2008	2007
Revenues
Interest/dividend income	$5,081	$4,579
Other income	100	—

Total revenues	5,181	4,579

Expenses
Depreciation	537	537
General and administrative	168,163	206,895

Total expenses	168,700	207,432

Loss from operations	(163,519)	$(202,853)
Gain on sale of marketable securities	1,848	—

Net loss attributable to Common Shareholders	$(161,671)	$(202,853)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.37)	$(0.46)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,340	442,565

Comprehensive loss:
Net loss	$(161,671)	$(202,853)
Other comprehensive loss:
Unrealized loss on marketable securities	(9,611)	—

Comprehensive loss	$(171,282)	$(202,853)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30,
	2008	2007
Revenues
Interest/dividend income	$2,695	$2,707
Other income	—	—

Total revenues	2,695	2,707

Expenses
Depreciation	269	269
General and administrative	72,809	85,441

Total expenses	73,078	85,710

Loss from operations	(70,383)	(83,003)
Gain on sale of marketable securities	1,848	—

Net loss attributable to Common Shareholders	$(68,535)	$(83,003)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.15)	$(0.19)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,342	442,565

Comprehensive loss:
Net loss	$(68,535)	$(83,003)
Other comprehensive loss:
Unrealized loss on marketable securities	(9,600)	—

Comprehensive loss	$(78,135)	$(83,003)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(161,671)	$(202,853)

Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs and trustees fees incurred through the issuance of shares	125,027	125,245
Compensation costs, trustees fees and legal costs incurred through the issuance of options	—	21,000
Depreciation	537	537
Net change in assets and liabilities:
Accounts receivable and Other assets	7,532	8,211
Accounts payable and accrued expenses	(1,670)	(15,616)

Net cash used in continuing operations	(30,245)	(63,476)

Cash flows from investing activities:
Cash used for purchase of marketable securities	(124,082)	—

Net cash used in investing activities	(124,082)	—

Cash flows from financing activities:
Cash proceeds from issuance of Preferred C shares	—	200,000

Net cash from financing activities	—	200,000

Net increase (decrease) in cash	(154,327)	136,524
Cash
Beginning of period	421,196	212,706

End of period	$266,869	$349,230

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
Note 1 – Organization
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”)
is a real estate company with its primary focus on searching for and reviewing value-added real estate transactions, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. In addition, in early 2008, the Company began to invest a portion of its available cash in publicly traded shares of real estate investment trusts (“REITs”). Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate transactions or sold to another company.
Note 2 – Basis of Presentation
Consolidated Financial Statement Presentation
We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of June 30, 2008, the results of our operations for the six month periods ended June 30, 2008 and 2007, the three month periods ended June 30, 2008 and 2007 and of our cash flows for the six month periods ended June 30, 2008 and 2007 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2007.
We report our investments using the consolidated method of accounting as we own the majority of the outstanding voting interests and can control operations of a non-active subsidiary company. In the consolidation method, the accounts of this entity are combined with our accounts. All significant intercompany transactions are eliminated in consolidation.
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business.  The Company received $500,000 during 2006 and 2007 from three trustees for payment of Class C Convertible Preferred Shares, which is being used to maintain Paragon as a public shell current in its SEC filings and to invest in publicly traded shares of REITs. In addition, an executive officer agreed to serve for two years without cash compensation in exchange for Class C Convertible Preferred Shares and all of the trustees agreed to serve on the board of the Company for fees paid with Class C Convertible Preferred Shares to help preserve the Company’s limited cash. The Company has continued to incur net losses and at June 30, 2008 had unrestricted cash of approximately $267,000.  The decrease in cash during the first half of 2008 was approximately $154,000. Investments in marketable securities used approximately $124,000 and the remainder of approximately $30,000 was used to keep the Company operating as a public company. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to continue as a going concern.

Since 2006, Paragon has also been searching for and reviewing other value-added real estate transactions, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC.  Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations.
Note 3 – Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2008, and the reported amounts of revenues and expenses for the six and three month periods ended June 30, 2008 and 2007. Actual results could differ from those estimates. Significant estimates include the valuation of deferred taxes and a related allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
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
Accounts Receivable
As of June 30, 2008 we have no accounts receivable.
Other Assets
As of June 30, 2008, other assets of approximately $6,100 is prepaid insurance.
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
At June 30, 2008, we have net operating losses, and at December 31, 2007, we had net operating losses totaling approximately $1.9 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2027.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Note 4 – Marketable Securities
Our investments in marketable securities are available-for-sale, as of June 30, 2008, and represent common shares of publicly traded real estate investment trusts.
As of June 30, 2008, our marketable securities had a fair market value of approximately $114,000, including marketable securities at market value of approximately $110,000 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $4,000. We recorded an unrealized loss on marketable securities during the first half of 2008 of approximately $9,600, which is shown in shareholders’ equity as unrealized loss on marketable securities.
We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the three month period ended June 30, 2008, we sold marketable securities for approximately $18,000, having a cost of approximately $16,000, and recognized a gain of approximately $2,000.

Note 5 – Equity
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
During the six months ended June 30, 2008, 500 preferred shares were converted into 23 common shares.
No options were issued during the six month period ended June 30, 2008.
Warrants for 633.33 shares issued to Credit Suisse expired on March 5, 2008 and were canceled.
Options for 725.16 shares issued in the May 27, 1998 expired on May 26, 2008 and were canceled.
Note 6 – Loss Per Share
The Company has adopted the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” for all periods presented herein. Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. As shown in the following table, the weighted average number of common shares outstanding for the six months ended June 30, 2008 and June 30, 2007 were 442,340 and 442,565, respectively. Common share equivalents of 2,519,351 as of June 30, 2008 and 2,520,733 as of June 30, 2007 include outstanding convertible preferred class A shares, convertible preferred class C shares, warrants, and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the six months ended June 30,
	2008	2007
Numerator

Net loss attributable to Common Shareholders	$(161,671)	$(202,853)

Denominator
Weighted average Common Shares outstanding at June 30, 2008 and June 30, 2007, respectively: Basic and Diluted	442,340	442,565

Basic and Diluted EPS
Net loss from continuing operations	$(0.37)	$(0.46)

Net loss attributable to Common Shareholders: Basic and Diluted	$(0.37)	$(0.46)

Note 7 – Commitments and Contingencies
Liquidity
As of June 30, 2008, our unrestricted cash resources were approximately $267,000. Three of our independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash. The trustees paid installments totaling $500,000 during 2006 and 2007 which is being used to maintain Paragon as a corporate shell current with its SEC filings.
We are dependent on our existing cash to meet our liquidity needs and we have reduced our day-to-day overhead expenses and material future obligations. We have reduced overhead expenses by not replacing employees who have left, reducing office space and rent, reducing use of outside consultants, negotiating discounts on prices wherever possible, and delaying or foregoing other expenses.
Paragon has been searching for and reviewing other value-added real estate transactions, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing the sale of the corporate entity and seeking additional investors. In addition, in early 2008, the Company began to invest a portion of its available cash in publicly traded shares of other real estate companies. Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate transactions or sold to another company. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.
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

Note 8 – Fair Value Measurements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first half of 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	in Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	June 30, 2008	June 30, 2008	Level 1	Level 2	Level 3

Marketable Securities	$114,471	$114,471	$114,471	$—	$—
The fair value of the marketable securities is based on quoted market prices in an active market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on searching for and reviewing value-added real estate transactions, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing the possibility of selling the corporate entity or seeking additional investors.
Effective September 29, 2006, three independent members of the Board of Trustees signed subscription agreements to purchase a total of 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash, and James C. Mastandrea, Paragon’s President, Chief Executive Officer and Chairman of the Board of Trustees, signed a similar agreement to accept 44,444 restricted Class C Convertible Preferred Shares as his compensation for services to Paragon for the following two years ended September 29, 2008. The Company received installments totaling $500,000 during 2006 and 2007 from the three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current with its SEC filings. Also, each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008.
Because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. In addition, in early 2008, the Company began to invest a portion of its available cash in publicly traded shares of real estate investment trusts (“REITs”). Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate transactions or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC.  Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.
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
The following is a discussion of our results of operations for the three and six month periods ended June 30, 2008 and 2007 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007.

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the six month period ended June 30, 2008, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
Results of Operations
Comparison of the Six Month Periods Ended June 30, 2008 and 2007
Revenues from Operations
Interest and dividend income was approximately $5,200 for the six month period ended June 30, 2008 and approximately $4,600 for the six month period ended June 30, 2007. The increase is due to the increased investments of cash resulting from payments received from the sale of Class C Convertible Preferred Shares. The average invested balance has been higher in 2008 compared to 2007.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $207,000 for the six month period ended June 30, 2007 to approximately $169,000 for the six month period ended June 30, 2008, a net decrease of $38,000. This net decrease is the result of reductions in employment cost of approximately $2,000, professional fees of approximately $33,000, and general office expense of approximately $3,000.
Because the Company has limited unrestricted cash available, it has been reducing overhead expenses paid with cash. The $168,000 general and administrative expenses for the six month period ended June 30, 2008 included approximately $125,000 of non-cash charges for executive officer salary and trustee fees paid with shares.

Loss from Operations
As a result of the above, the loss from operations decreased from approximately $203,000 for the six month period ended June 30, 2007 to approximately $164,000 for the six month period ended June 30, 2008.
Net Loss Attributable to Common Shareholders
As a result of the above and a gain on the sale of marketable securities in 2008 of approximately $2,000, the net loss attributable to Common Shareholders decreased from approximately $203,000 for the six month period ended June 30, 2007 to approximately $162,000 for the six month period ended June 30, 2008.
Comparison of the Three Month Periods Ended June 30, 2008 and 2007
Revenues from Operations
Interest and dividend income of approximately $2,700 for the three month period ended June 30, 2008 was unchanged from the three month period ended June 30, 2007.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $86,000 for the three month period ended June 30, 2007 to approximately $73,000 for the three month period ended June 30, 2008, a net decrease of $13,000. This net decrease is the result of reductions in professional fees of approximately $13,000 and in general office expense of approximately $3,000, offset by an increase in employment cost of approximately $3,000.
Because the Company has limited unrestricted cash available, it has been reducing overhead expenses paid with cash. The $73,000 general and administrative expenses for the three month period ended June 30, 2008 included approximately $63,000 of non-cash charges for executive officer salary and trustee fees paid with shares.
Loss from Operations
As a result of the above, the loss from operations decreased from approximately $83,000 for the three month period ended June 30, 2007 to approximately $70,000 for the three month period ended June 30, 2008.
Net Loss Attributable to Common Shareholders
As a result of the above and a gain on the sale of marketable securities in 2008 of approximately $2,000, the net loss attributable to Common Shareholders decreased from approximately $83,000 for the three month period ended June 30, 2007 to approximately $69,000 for the three month period ended June 30, 2008.
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

Investments in Shares of Publicly Traded REITs
In early 2008, the Company began to invest a portion of its available cash in publicly traded shares of REITs. As of June 30, 2008, we have approximately $120,000 invested in shares of 26 publicly traded REITs and had approximately $4,000 in a money market account with the broker. The Company records the changes in market value on a quarterly basis as part of shareholders’ equity, until the shares are sold and a gain or loss is recognizable as part of operations. As of June 30, 2008, the historical cost of approximately $120,000 exceeded the market value of approximately $110,000, resulting in an unrealized loss on marketable securities of approximately $10,000 reflected in shareholders’ equity.
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At June 30, 2008, we have net operating losses and at December 31, 2007, we had net operating losses totaling approximately $1.9 million. While the loss created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2027.
Liquidity and Capital Resources
Historically, the Company has used cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Currently, our unrestricted cash is not sufficient to allow us to continue operations and we have been reviewing alternatives, including value-added real estate transactions for land development, retail, office, industrial, hotel other real estate investment and operating companies, and joint venture investments, as well as selling the corporate entity and seeking additional investors. The Company received a total of $500,000 during 2006 and 2007 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings and investment in publicly traded shares of REITs. In addition, an executive officer agreed to serve for two years without cash compensation in exchange for Class C Convertible Preferred Shares and all of the trustees agreed to serve on the board of the Company for fees paid with Class C Convertible Preferred Shares to help preserve the Company’s limited cash. Presently, the Company is a corporate shell, current in its SEC filings that may be used in the future for real estate transactions or sold to another company. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.
Cash Flows
As of June 30, 2008, our unrestricted cash resources were approximately $267,000. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.
The decrease in cash during the first half of 2008 was approximately $154,000. Investments in marketable securities used approximately $124,000, and the remainder of approximately $30,000 was used to keep the Company currently filed as a public company. As a result, our cash balance decreased by approximately $154,000 from approximately $421,000 at December 31, 2007 to approximately $267,000 at June 30, 2008.
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
Long Term Liquidity and Operating Strategies
Our unrestricted cash of $267,000 is sufficient to meet only the Company’s current liabilities. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been searching for and reviewing value-added real estate transactions, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. During 2006 and 2007, the Company received installments of $500,000 from three trustees for payment of Class C Convertible Preferred Shares. In addition, an executive officer agreed to serve for two years without cash compensation in exchange for Class C Convertible Preferred Shares, and all of the trustees agreed to serve on the board of the Company for fees paid with Class C Convertible Preferred Shares to help preserve the Company’s limited cash.
Current Tax Status
At June 30, 2008, we have a net operating loss, and at December 31, 2007, we had net operating losses totaling approximately $1.9 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2027.
We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Interest Rates and Inflation
Because Paragon is a corporate shell without debt, expense is not affected by interest rates. Interest rates do however affect the amount we can earn on our cash balances. Since 2006, Paragon has been searching for and reviewing other value-added real estate transactions, including land development, retail, office, industrial, hotel, and joint venture investments, as well as reviewing other alternatives, including selling the corporate entity and seeking additional investors.
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

ITEM 4T. CONTROLS AND PROCEDURES
As of June 30, 2008, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.
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

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea
Date: August 11, 2008		James C. Mastandrea
Chief Executive Officer

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee
Date: August 11, 2008		John J. Dee
Chief Financial Officer