Form 10-Q
period 2008-09-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2008-11-13
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 0-25074
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of the registrant’s Common Shares outstanding as of November 11, 2008, was 442,398, including 38,130 common shares held in treasury.

FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheet – September 30, 2008 (unaudited) and December 31, 2007	Page - 3 -

Condensed Consolidated Statements of Operations – Nine months ended September 30, 2008 and September 30, 2007 (unaudited)	Page - 4 -

Condensed Consolidated Statements of Operations – Three months ended September 30, 2008 and September 30, 2007 (unaudited)	Page - 5 -

Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2008 and September 30, 2007 (unaudited)	Page - 6 -

Notes to Condensed Consolidated Financial Statements (unaudited)	Page - 7 -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page - 13 -

Item 4 and 4T. Controls and Procedures	Page - 18 -

Part II. Other Information

Item 1. Legal Proceedings	Page - 18 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page - 18 -

Item 3. Defaults upon Senior Securities	Page - 18 -

Item 4. Submission of Matters to a Vote of Security Holders	Page - 18 -

Item 5. Other Information	Page - 18 -

Item 6. Exhibits	Page - 18 -

Signatures	Page - 19 -

EX - 10.1 Form of First Amendment to Restricted Share Agreement for Trustees dated September 25, 2008
EX - 10.2 First Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 25, 2008
EX - 31.1 Section 302 Certification of Chief Executive Officer
EX - 31.2 Section 302 Certification of Chief Financial Officer
EX - 32.1 CEO/CFO Certification Under 906 of Sarbanes-Oxley Act
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1

Paragon Real Estate Equity and Investment Trust and Subsidiary
Condensed Consolidated Balance Sheet
September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370	$5,370
Accumulated depreciation	(3,989)	(3,183)

Net investments in equipment	1,381	2,187
Cash	252,939	421,196
Marketable securities	116,830	—
Accounts receivable	—	551
Other assets	2,570	13,080

Total Assets	$373,720	$437,014

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	17,015	14,025

Total liabilities	17,015	14,025

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 276,255 and 277,955 Class A cumulative convertible shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively, $10.00 per share liquidation preference	2,763	2,780
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares — $0.01 par value, 100,000,000 authorized: 442,398 and 442,320 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	4,424	4,424
Additional paid-in capital	30,556,454	30,568,490
Accumulated deficit	(26,986,954)	(26,744,762)
Accumulated other comprehensive income, net unrealized loss on marketable securities	(11,632)	—
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)
Unearned compensation and trustees’ fees	(2,410,059)	(2,609,652)

Total shareholders’ equity	356,705	422,989

Total Liabilities and Shareholders’ Equity	$373,720	$437,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the nine months ended September 30,
	2008	2007
Revenues
Interest/dividend income	$7,778	$7,787
Other income	100	—

Total revenues	7,878	7,787

Expenses
Depreciation	806	806
General and administrative	253,517	297,478

Total expenses	254,323	298,284

Loss from operations	(246,445)	$(290,497)
Gain on sale of marketable securities	4,253	—

Net loss attributable to Common Shareholders	$(242,192)	$(290,497)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.55)	$(0.66)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,346	442,565

Comprehensive loss:
Net loss	$(242,192)	$(290,497)
Other comprehensive loss:
Unrealized loss on marketable securities	(11,632)	—

Comprehensive loss	$(253,824)	$(290,497)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended September 30,
	2008	2007
Revenues
Interest/dividend income	$2,697	$3,208

Total revenues	2,697	3,208

Expenses
Depreciation	269	269
General and administrative	85,354	90,583

Total expenses	85,623	90,852

Loss from operations	(82,926)	(87,644)
Gain on sale of marketable securities	2,405	—

Net loss attributable to Common Shareholders	$(80,521)	$(87,644)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.18)	$(0.20)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,362	442,565

Comprehensive loss:
Net loss	$(80,521)	$(87,644)
Other comprehensive loss:
Unrealized loss on marketable securities	(2,021)	—

Comprehensive loss	$(82,542)	$(87,644)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(242,192)	$(290,497)

Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs and trustees fees incurred through the issuance of shares	187,541	187,825
Compensation costs, trustees fees and legal costs incurred through the issuance of options	—	31,500
Depreciation	806	806
Net change in assets and liabilities:
Accounts receivable and Other assets	11,061	12,419
Accounts payable and accrued expenses	2,989	(11,678)

Net cash used in continuing operations	(39,795)	(69,625)

Cash flows from investing activities:
Cash used for purchase of marketable securities	(128,462)	—

Net cash used in investing activities	(128,462)	—

Cash flows from financing activities:
Cash proceeds from issuance of Preferred C shares	—	200,000

Net cash from financing activities	—	200,000

Net increase (decrease) in cash	(168,257)	130,375
Cash
Beginning of period	421,196	212,706

End of period	$252,939	$343,081

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – Organization
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”)
is a real estate company with its primary focus on searching for and reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. In addition, in early 2008, the Company began to invest a portion of its available cash in publicly traded shares of real estate companies. Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate opportunities or sold to another company.
Note 2 – Basis of Presentation
Condensed Consolidated Financial Statement Presentation
We have prepared the condensed consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of September 30, 2008, the results of our operations for the nine month periods ended September 30, 2008 and 2007, the three month periods ended September 30, 2008 and 2007 and of our cash flows for the nine month periods ended September 30, 2008 and 2007 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2007.
We report our investments using the consolidated method of accounting as we own the majority of the outstanding voting interests and can control operations of a non-active subsidiary company. In the consolidation method, the accounts of this entity are combined with our accounts. All significant intercompany transactions are eliminated in consolidation.
Going Concern
The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business.  The Company received $500,000 during 2006 and 2007 from three trustees in exchange for Class C Convertible Preferred Shares, which is being used to maintain Paragon as a public shell current in its SEC filings and to invest in publicly traded shares of real estate companies. In addition, an executive officer agreed to serve for two years without cash compensation in exchange for Class C Convertible Preferred Shares and all of the trustees agreed to serve on the board of the Company for fees paid with Class C Convertible Preferred Shares to help preserve the Company’s limited cash. The agreements with the executive officer and the trustees were amended in the third quarter of 2008 to extend the service periods to three years (previously two years) with no increase in the Class C Convertible Preferred Shares paid. The Company has continued to incur net losses and at September 30, 2008 had unrestricted cash of approximately $253,000.  The decrease in cash during the first three quarters of 2008 was approximately $168,000. Investments in marketable securities used approximately $128,000 and the remainder of approximately $40,000 was used to keep the Company operating as a public company. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to continue as a going concern.

Since 2006, Paragon has also been searching for and reviewing other value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC.  Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations.
Note 3 – Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our condensed consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2008, and the reported amounts of revenues and expenses for the nine and three month periods ended September 30, 2008 and 2007. Actual results could differ from those estimates. Significant estimates include the valuation of deferred taxes and a related allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
Investments in Equipment
Our investments in equipment assets were reported at cost.
Depreciation expense was computed using the straight-line method based on the following useful lives:

Years
Furniture, fixtures and equipment	3-7
Cash
We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times.
Marketable Securities
Our investments in publicly traded shares of real estate companies are valued at quoted prices in active markets as of the condensed consolidated balance sheet date.
Accounts Receivable
As of September 30, 2008, we have no accounts receivable.
Other Assets
As of September 30, 2008, other assets of approximately $2,570 is prepaid insurance.
Revenue Recognition
Revenues include interest earned on cash balances and dividends received on investments in publicly traded shares of real estate companies.

Stock Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. In accordance with the modified-prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect the effect of SFAS No. 123R. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.
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
At September 30, 2008, we have a net operating loss, and at December 31, 2007, we had net operating losses totaling approximately $1.9 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2027.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Note 4 – Marketable Securities
Our investments in marketable securities are available-for-sale, as of September 30, 2008, and represent publicly traded shares of real estate companies.
As of September 30, 2008, our marketable securities had a fair market value of approximately $117,000, including securities of approximately $109,000 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $8,000. We recorded an unrealized loss on marketable securities during the first three quarters of 2008 of approximately $12,000, which is shown in shareholders’ equity as unrealized loss on marketable securities.
We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the three month period ended September 30, 2008, we sold marketable securities for approximately $23,000, having a cost of approximately $21,000, and recognized a gain of approximately $2,000.

Note 5 – Equity
Effective September 29, 2006, three independent trustees of Paragon signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 to maintain Paragon as a corporate shell current in its SEC filings. The Company received the installment payments from the trustees totaling $500,000 during 2006 and 2007.
In addition, on September 29, 2006, James C. Mastandrea, President, Chief Executive Officer, and Chairman of the Board of Trustees of Paragon, signed a subscription agreement to purchase 44,444 restricted shares of Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Convertible Preferred Shares are subject to forfeiture and are restricted from being sold by Mr. Mastandrea until the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. On September 25, 2008 this agreement was amended to change the service period ending date to September 29, 2009 and the vesting period date restriction on the sale of shares was changed to September 29, 2009.
Each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon, dated September 29, 2006, to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Convertible Preferred Shares were to be removed upon the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. On September 25, 2008 these agreements were amended to change the service period ending dates to September 29, 2009 and the vesting period date restrictions on the sale of shares was changed to September 29, 2009.
During the nine months ended September 30, 2008, 1,700 Class A preferred shares were converted into 78 common shares.
No options were issued during the nine month period ended September 30, 2008.
Warrants for 633.33 shares issued to Credit Suisse expired on March 5, 2008 and were canceled.
Options for 725.16 shares issued in the old share option plan on May 27, 1998 expired on May 26, 2008 and were canceled.
Warrants for 11,666.67 shares issued to our legal counsel expired on September 23, 2008 and were canceled.
Note 6 – Loss Per Share
The Company has adopted the Statement of Financial Accounting Standards No. 128, Earnings Per Share for all periods presented herein. Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. As shown in the following table, the weighted average number of common shares outstanding for the nine months ended September 30, 2008 and September 30, 2007 were 442,346 and 442,565, respectively. Common share equivalents of 2,507,629 as of September 30, 2008 and 2,520,733 as of September 30, 2007 include outstanding convertible preferred class A shares, convertible preferred class C shares, warrants, and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the nine months ended September 30,
	2008	2007
Numerator

Net loss attributable to Common Shareholders	$(242,192)	$(290,497)

Denominator
Weighted average Common Shares outstanding at September 30, 2008 and September 30, 2007, respectively: Basic and Diluted	442,346	442,565

Basic and Diluted EPS
Net loss from continuing operations	$(0.55)	$(0.66)

Net loss attributable to Common Shareholders:
Basic and Diluted	$(0.55)	$(0.66)

Note 7 – Commitments and Contingencies
Liquidity
As of September 30, 2008, our unrestricted cash resources were approximately $253,000. Three of our independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash. The trustees paid installments totaling $500,000 during 2006 and 2007 which is being used to maintain Paragon as a corporate shell current with its SEC filings.
We are dependent on our existing cash to meet our liquidity needs and we have reduced our day-to-day overhead expenses and material future obligations. We have reduced overhead expenses by not replacing employees who have left, reducing office space and rent, reducing use of outside consultants, negotiating discounts on prices wherever possible, and delaying or foregoing other expenses.
Paragon has been searching for and reviewing other value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing the sale of the corporate entity and seeking additional investors. In addition, in early 2008, the Company began to invest a portion of its available cash in publicly traded shares of real estate companies. Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate opportunities or sold to another company. There can be no assurance that any of the alternatives will be adopted, or if adopted, will be successful.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our condensed consolidated balance sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first nine months of 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	in Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	September 30, 2008	September 30, 2008	Level 1	Level 2	Level 3

Marketable Securities	$116,830	$116,830	$116,830	$—	$—
The fair value of the marketable securities is based on quoted market prices in an active market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on searching for and reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing the possibility of selling the corporate entity or seeking additional investors.
Effective September 29, 2006, three independent members of the Board of Trustees signed subscription agreements to purchase a total of 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash, and James C. Mastandrea, Paragon’s President, Chief Executive Officer and Chairman of the Board of Trustees, signed a similar agreement to accept 44,444 restricted Class C Convertible Preferred Shares as his compensation for services to Paragon for the following two years ended September 29, 2008. On September 25, 2008, this agreement was amended to change the service period to three years ending September 29, 2009. The Company received installments totaling $500,000 during 2006 and 2007 from the three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current with its SEC filings. Also, each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ended September 29, 2008. On September 25, 2008, these agreements were amended to change the service period to three years ending September 29, 2009.
Because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. In addition, in early 2008, the Company began to invest a portion of its available cash in publicly traded shares of real estate companies. Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate opportunities or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC.  Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.
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
Forward-Looking Information
This report on Form 10-Q contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, our failure to obtain adequate financing to continue our operations, changes in general economic conditions, changes in real estate conditions, fluctuations in market prices of our investments in publicly traded shares of real estate companies, changes in prevailing interest rates, changes in our current filing status with the SEC, the cost or general availability of equity and debt financing, failure to acquire properties in accordance with our value added strategy, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-KSB for the year ended December 31, 2007.
The following is a discussion of our results of operations for the three and nine month periods ended September 30, 2008 and 2007 and financial condition, including:
•	Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007.

•	Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the nine month period ended September 30, 2008, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.
Results of Operations
Comparison of the Nine Month Periods Ended September 30, 2008 and 2007
Revenues from Operations
Interest and dividend income of approximately $7,800 for the nine month period ended September 30, 2008 was unchanged from the nine month period ended September 30, 2007.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $298,000 for the nine month period ended September 30, 2007 to approximately $254,000 for the nine month period ended September 30, 2008, a net decrease of $44,000. This net decrease is the result of reductions in professional fees of approximately $36,000, general office expense of approximately $6,000, and employment cost of approximately $2,000.
Because the Company has limited unrestricted cash available, it has been reducing overhead expenses paid with cash. The $254,000 general and administrative expenses for the nine month period ended September 30, 2008 included approximately $187,500 of non-cash charges for executive officer salary and trustee fees paid with shares.

Loss from Operations
As a result of the above, the loss from operations decreased from approximately $290,000 for the nine month period ended September 30, 2007 to approximately $246,000 for the nine month period ended September 30, 2008.
Net Loss Attributable to Common Shareholders
As a result of the above and a gain on the sale of marketable securities in 2008 of approximately $4,000, the net loss attributable to Common Shareholders decreased from approximately $290,000 for the nine month period ended September 30, 2007 to approximately $242,000 for the nine month period ended September 30, 2008.
Comparison of the Three Month Periods Ended September 30, 2008 and 2007
Revenues from Operations
Interest and dividend income decreased approximately $500 from approximately $3,200 for the three month period ended September 30, 2007 to approximately $2,700 for the three month period ended September 30, 2008.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $91,000 for the three month period ended September 30, 2007 to approximately $86,000 for the three month period ended September 30, 2008, a decrease of $5,000. This decrease is the result of reductions in professional fees of approximately $4,000 and in general office expense of approximately $1,000.
Because the Company has limited unrestricted cash available, it has been reducing overhead expenses paid with cash. The $86,000 general and administrative expenses for the three month period ended September 30, 2008 included approximately $63,000 of non-cash charges for executive officer salary and trustee fees paid with shares.
Loss from Operations
As a result of the above, the loss from operations decreased from approximately $88,000 for the three month period ended September 30, 2007 to approximately $83,000 for the three month period ended September 30, 2008.
Net Loss Attributable to Common Shareholders
As a result of the above and a gain on the sale of marketable securities during the nine month period ended September 30, 2008 of approximately $2,000, the net loss attributable to Common Shareholders decreased from approximately $88,000 for the three month period ended September 30, 2007 to approximately $81,000 for the three month period ended September 30, 2008.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 3 to our condensed consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our condensed consolidated financial statements.

Investments in Publicly Traded Shares of Real Estate Companies
In early 2008, the Company began to invest a portion of its available cash in publicly traded shares of real estate companies. As of September 30, 2008, we have approximately $121,000 invested in shares of 25 publicly traded real estate companies and had approximately $8,000 in a money market account with the broker. The Company records the changes in market value on a quarterly basis as part of shareholders’ equity, until the shares are sold and a gain or loss is recognizable as part of operations. As of September 30, 2008, the historical cost of approximately $121,000 exceeded the market value of approximately $109,000, resulting in an unrealized loss on marketable securities of approximately $12,000 reflected in shareholders’ equity.
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At September 30, 2008, we have a net operating loss and at December 31, 2007, we had net operating losses totaling approximately $1.9 million. While the loss created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2027.
Liquidity and Capital Resources
Historically, the Company has used cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Currently, our unrestricted cash is not sufficient to allow us to continue operations and we have been reviewing alternatives, including value-added real estate opportunities for land development, retail, office, industrial, hotel other real estate investment and operating companies, and joint venture investments, as well as selling the corporate entity and seeking additional investors. The Company received a total of $500,000 during 2006 and 2007 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings and invest in publicly traded shares of real estate companies. In addition, an executive officer agreed to serve for two years, which was amended to three years in the third quarter of 2008, without cash compensation in exchange for Class C Convertible Preferred Shares and all of the trustees agreed to serve on the board of the Company for fees paid with Class C Convertible Preferred Shares for two years, which was also amended to three years in the third quarter of 2008, to help preserve the Company’s limited cash. Presently, the Company is a corporate shell, current in its SEC filings that may be used in the future for real estate opportunities or sold to another company. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.
Cash Flows
As of September 30, 2008, our unrestricted cash resources were approximately $253,000. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.
The decrease in cash during the first nine months of 2008 was approximately $168,000. Investments in marketable securities used approximately $128,000, and the remainder of approximately $40,000 was used to keep the Company currently filed as a public company. As a result, our cash balance decreased by approximately $168,000 from approximately $421,000 at December 31, 2007 to approximately $253,000 at September 30, 2008.

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
Long Term Liquidity and Operating Strategies
Our unrestricted cash of $253,000 is sufficient to meet only the Company’s anticipated obligations. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been searching for and reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. During 2006 and 2007, the Company received installments of $500,000 from three trustees for payment of Class C Convertible Preferred Shares. In addition, an executive officer agreed to serve for two years, which was amended to three years in the third quarter of 2008, without cash compensation in exchange for Class C Convertible Preferred Shares, and all of the trustees agreed to serve on the board of the Company for fees paid with Class C Convertible Preferred Shares for two years, which was also amended to three years in the third quarter of 2008, to help preserve the Company’s limited cash.
Current Tax Status
At September 30, 2008, we have a net operating loss, and at December 31, 2007, we had net operating losses totaling approximately $1.9 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2027.
We and our subsidiary are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Interest Rates and Inflation
Because Paragon is a corporate shell without debt, expense is not affected by interest rates. Interest rates do however affect the amount we can earn on our cash balances. Since 2006, Paragon has been searching for and reviewing other value-added real estate opportunities, including land development, retail, office, industrial, hotel, real estate investment and operating companies, and joint venture investments, as well as reviewing other alternatives, including selling the corporate entity and seeking additional investors.
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

ITEM 4 and 4T. CONTROLS AND PROCEDURES
As of September 30, 2008, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on this evaluation, Messrs. Mastandrea and Dee concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
Exhibits

Exhibit Number	Exhibit Description

10.1	Form of First Amendment to Restricted Share Agreement for Trustees dated September 25, 2008

10.2	First Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 25, 2008

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea
Date: November 11, 2008		James C. Mastandrea
Chief Executive Officer

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee
Date: November 11, 2008		John J. Dee
Chief Financial Officer