Form 10-K
period 2008-12-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2009-03-13
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission File Number: 0-25074
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation) 1240 Huron Road, Cleveland, OH (Address of principal executive offices)	39-6594066 (I.R.S. Employer Identification Number) 44115 (Zip code)
Registrant’s telephone number: 216-430-2700 Fax number: 216-430-2702

Securities registered under Section 12(b) of the Act: None
Securities registered under to Section 12(g) of the Act: Common Shares, $0.01 par value
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to section 13 or 15(d) of the exchange act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes ☑ No ☐
At March 5, 2009, the Registrant had 442,398 common shares of beneficial interest (including 38,130 shares held in treasury), $0.01 par value, 276,255 Class A Cumulative Convertible Preferred Shares, and 244,444 Class C Cumulative Convertible Preferred Shares. The aggregate market value of the voting common and preferred shares held by non-affiliates of the Registrant was approximately $5,819 based on the closing price of $0.03 per common share on the over-the-counter bulletin board on March 5, 2009. The aggregate market value of the voting preferred shares was valued as if each of the remaining 114,845 preferred shares held by non-affiliates were converted into 0.046 common shares on March 5, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
None

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
2008 ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business.
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
The Company was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”). We operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company not meeting the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In 2002, the Company discontinued the operations of the technology segment. We intend to take advantage of our tax loss carryforwards prior to electing REIT status again.
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
Because our unrestricted cash was not sufficient to allow us to continue operations, in the third quarter of 2006, three independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate transactions or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations. In early 2008, the Company began to invest a portion of its available cash in publicly traded shares of other real estate companies.
Real Estate
We do not own any real estate assets.
Real Estate Tenants
As we do not own any real estate, we have no tenants.

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
Employees
The Company has two part-time employees as of March 5, 2009.
Item 1A. Risk Factors.
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons. While it is impossible to identify all of theses factors, the following could cause actual results to differ materially from those estimated by us:
•	worsening of national economic conditions, including continuation of lack of liquidity in the capital markets and more stringent lending requirements by financial institutions;

•	depressed values for commercial real estate properties and companies;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	changes in interest rates and in the availability, cost and terms of mortgage funds;

•	impact of present or future environmental legislation and compliance with environmental laws;

•	ongoing need for capital improvements, particularly in older properties;

•	more attractive lease incentives offered by competitors in similar markets;

•	increased market demand for newer properties;

•	changes in real estate tax rates and other operating expenses;

•	decreases in market prices of the shares of publicly traded real estate companies;

•	adverse changes in governmental rules and fiscal policies;

•	adverse changes in zoning laws; and

•	other factors which are beyond our control.

In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:
•	we have no operating assets;

•	our cash resources are limited;

•	we have a history of losses;

•	we have not raised funds through a public equity offering;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares;

•	we are dependent on a small number of key senior professionals who are part-time employees; and

•	we currently do not plan to distribute dividends to the holders of our shares.
Item 2. Properties.
As of December 31, 2008, we did not own any real estate assets.
Insurance
The Company has no investments in real estate at December 31, 2008 and does not require insurance coverage.
Mortgage Loans
The Company does not have any mortgage loans outstanding at December 31, 2008.
Item 3. Legal Proceedings.
In the normal course of business, we may be involved in legal actions arising from the ownership and administration of real estate. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity. We are not currently involved in any legal actions.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during 2008.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
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
Our Class C Convertible Preferred Shares were issued effective September 29, 2006 to the trustees of the Company who contributed cash and or services for these shares. The Class C Convertible Preferred Shares are not traded on an exchange.
The following table shows the range of the high and low sale prices for our common shares as reported on the OTC Bulletin Board. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

	High	Low
2008
4th Quarter	$0.05	$0.03
3rd Quarter	$0.05	$0.05
2nd Quarter	$0.05	$0.05
1st Quarter	$0.26	$0.05

2007
4th Quarter	$0.45	$0.22
3rd Quarter	$0.51	$0.29
2nd Quarter	$0.51	$0.30
1st Quarter	$0.53	$0.38
On March 5, 2009, the last reported sales price of our common shares on the OTC Bulletin Board was $0.03. The number of holders of record of our common shares was 230 as of March 5, 2009 and we estimate we have approximately 1,200 beneficial holders of common interests as of that same date.
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
Preferred Share Conversions
During 2008, 1,700 preferred shares were converted to 78.2 common shares .
Issuer Purchases of Equity Securities
The Company did not purchase any of its equity securities in 2008.

Item 6. Selected Financial Data.
None.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Regarding Forward-Looking Statements
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	worsening of national economic conditions, including continuation of lack of liquidity in the capital markets and more stringent lending requirements by financial institutions;

•	depressed values for commercial real estate properties and companies;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	changes in interest rates and in the availability, cost and terms of mortgage funds;

•	impact of present or future environmental legislation and compliance with environmental laws;

•	ongoing need for capital improvements, particularly in older properties;

•	more attractive lease incentives offered by competitors in similar markets;

•	increased market demand for newer properties;

•	changes in real estate tax rates and other operating expenses;

•	decreases in market prices of the shares of publicly traded real estate companies;

•	adverse changes in governmental rules and fiscal policies;

•	adverse changes in zoning laws; and

•	other factors which are beyond our control.
In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:
•	we have no operating assets;

•	our cash resources are limited;

•	we have a history of losses;

•	we have not raised funds through a public equity offering;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares;

•	we are dependent on a small number of key senior professionals who are part-time employees; and

•	we currently do not plan to distribute dividends to the holders of our shares.
Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Generally, the selling prices of this asset category have been quite high and have impacted the availability and cost of financing. During the fourth quarter of 2008, capital markets became frozen and financing was not available for real estate transactions. Paragon has also been reviewing the possibility of selling the corporate entity or seeking additional investors. In addition in early 2008, the Company began to invest a portion of its available cash in publicly traded shares of other real estate companies.
As of December 31, 2008, the Company is a public shell current with its SEC filings. The board of trustees intends to keep the Company currently filed with the SEC as a corporate shell that may be used in the future for real estate deals or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.
Brief History
Paragon was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”). We operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company not meeting the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In 2002, the Company discontinued the operations of the technology segment. We intend to take advantage of our tax loss carryforwards prior to electing REIT status again.
Recent Developments in 2008 and Executive Overview
During 2008, the Company continued as a public shell current with its SEC filings. The board of trustees approved investing a portion of the Company’s available cash in shares of publicly traded real estate companies, and the Company began doing so in early 2008.
Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2008 and 2007 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2008 compared to the year ended December 31, 2007.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the year ended December 31, 2008, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
Comparison of the years ended December 31, 2008 and 2007
Revenues from Operations
Interest and dividend income remained the same at approximately $10,000 for the years ended December 31, 2008 and December 31, 2007. Other income of approximately $12,000 for the year ended December 31, 2008 was an increase of approximately $12,000 over the year ended December 31, 2007. The increase is the result of the removal of estimates for accrued liabilities and accounts payable that were no longer considered obligations.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $373,000 for the year ended December 31, 2007 to approximately $271,000 for the year ended December 31, 2008, a net decrease of $102,000. The following expenses decreased in 2008: Legal fees by approximately $31,000, insurance expense by approximately $2,000, rent expense by approximately $2,000, payroll and trustee fee expenses by approximately $65,000, and other overhead expenses, such as general consulting costs and expenses of maintaining the public entity, by approximately $2,000 net. The 2008 reduction in payroll and trustee fee expenses was the result of the CEO and the trustees agreeing to extend their service for an additional year without additional compensation.
The general and administrative expenses of approximately $270,000 for 2008 included non-cash charges of approximately $187,000 for executive officer salary and trustee fees that were paid in the form of Class C Preferred Shares. The company did not pay any cash fees in 2008. Because the Company has limited unrestricted cash available, it has not replaced employees who have left and has been reducing other overhead expenses.
Loss from operations
As a result of the above, the loss from operations decreased from approximately $363,000 for the year ended December 31, 2007 to approximately $249,000 for the year ended December 31, 2008.
Gain on sale of marketable securities and impairment loss on marketable securities
The gain on sales of marketable securities of approximately $4,000 for the year ended December 31, 2008 was a result of our sale of 1,270 common shares of publicly traded real estate companies for approximately $41,000.
The impairment loss on marketable securities of approximately $33,000 for the year ended December 31, 2008 is based on the loss from the sale of marketable securities in the first quarter of 2009. We determined at December 31, 2008 not to continue to hold some of the marketable securities and recorded an impairment loss for the decrease in market value (based on market prices quoted from the stock exchanges on which the various companies are listed).
Net loss attributable to Common Shareholders
Based on the above, the net loss attributable to Common Shareholders decreased from approximately

$363,000 for the year ended December 31, 2007 to approximately $277,000 for the year ended December 31, 2008.
Liquidity and Capital Resources
Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Presently, we are dependent on our existing cash, which was provided by three independent trustees contributing $500,000 cash in exchange for Class C Convertible Preferred Shares to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate transactions or sold to another company. We have been reviewing alternatives, including value-added real estate opportunities for land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments, as well as reverse merging with another company, selling the corporate entity, and seeking additional investors. In early 2008, the Company began to invest a portion of its available cash in publicly traded shares of other real estate companies.
Cash Flows
As of December 31, 2008, our unrestricted cash resources were approximately $182,000. We are dependent on our existing cash, contributed by three independent trustees in exchange for Class C Convertible Preferred Shares, to meet our liquidity needs because we do not have cash from operations to meet our operating requirements.
During the year ended December 31, 2008, the Company’s cash balance decreased by approximately $239,000 from approximately $421,000 at December 31, 2007 to approximately $182,000 at December 31, 2008. During 2008, we invested cash of approximately $217,000 in the purchase of marketable securities of other publicly traded real estate companies. This was offset by approximately $41,000 cash received from the sale of some of these marketable securities. Cash of approximately $63,000 was used in continuing operations.
Cash used for continuing operations included general and administrative costs, primarily for maintaining Paragon as a public shell and to keep it current with its SEC filings so that it may be used in the future for real estate deals or sold to another company.
Future Obligations
Because the Company is a corporate shell that may be used in the future for real estate transactions or sold to another company, we have no cash from operations and have reduced our day-to-day overhead expenses and material future obligations. We have reduced overhead expenses by issuing stock for our CEO’s salary and trustee fees, placed our other employee on a part-time unpaid basis, and not replaced employees who have left. We have reduced office space and rent, and reduced the use of outside consultants, negotiating discounts on prices wherever possible, and foregoing other expenses.
Long Term Liquidity and Operating Strategies
We historically have financed our long term capital needs, including acquisitions, as follows:
•	Borrowings from new loans;

•	Additional equity issuances of our common and preferred shares; and

•	Proceeds from the sales of our real estate and technology segment.
Because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. In

2006 and 2007, the Company received total payments of $500,000 from three independent trustees for payment of Class C Convertible Preferred Shares. These funds have been and continue to be used to maintain Paragon as a public shell current with its SEC filings while it searches for and reviews other value added real estate opportunities. In addition, the Company began in early 2008 to invest a portion of the available cash in shares of publicly traded real estate companies that have share prices at discounts to their net asset value.
Current Tax Status
At December 31, 2008, we have net operating losses of approximately $2.2 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2028.
We, and certain of our subsidiaries, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Interest Rates and Inflation
Interest rates fell during 2008 as the Federal Reserve Bank lowered the discount rate. While interest rates are at record lows, debt financing is only available to the top-tier of creditworthy companies. Financial institutions are tightening financial covenant tests and charging higher fees for loans, which will likely lead to a slow down in real estate transactions.
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
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2008, we had net operating losses totaling approximately $2.2 million. While these losses created a deferred tax asset of approximately $865,000, a valuation allowance of $865,000 was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2028. Pursuant to Internal Revenue Code regulations, we will be limited to using approximately $1.5 million of the prior net operating losses of $13.3 million, and these same regulations also limit the amount of loss used in any one year.
Fair Value of Financial Instruments
We have irrevocably chosen to measure and record our investment in marketable securities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. We also present and disclose other information designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value, we have elected not to record any other assets or liabilities at fair value. No events occurred during 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
As of December 31, 2008, our marketable securities had a fair value of approximately $111,000, including marketable securities at market values of approximately $65,000 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $46,000. We recorded an unrealized loss on marketable securities during 2008 of approximately $37,000, which is shown in shareholders’ equity as unrealized loss on marketable securities. Additionally, at December 31, 2008, we determined not to continue to hold some of these marketable securities and to sell them during the first quarter of 2009. Accordingly, we recognized an impairment loss of approximately $33,000 for the decrease in market value (based on market prices quoted from the stock exchanges on which the various companies are listed).
Item 8. Financial Statements and Supplementary Data
The required audited consolidated financial statements of the Company are included herein commencing on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2008, the date of this report, James C. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, Messrs. Mastandrea and Dee concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
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
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Further, there was no change in the fourth fiscal quarter of 2008 in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.
Attestation Report of Independent Registered Public Accounting Firm
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The names, ages and positions of our trustees and executive officers are as follows:

			Expiration
Name	Age	Position	of Term(1)

James C. Mastandrea	65	President, Chief Executive Officer and Chairman of Board of Trustees	2006 (1)

John J. Dee	57	Senior Vice President, Chief Financial Officer and Trustee	2007 (1)

Daryl J. Carter	53	Trustee	2008 (1)

Daniel G. DeVos	51	Trustee	2006 (1)

Paul T. Lambert	56	Trustee	2007 (1)

Michael T. Oliver	65	Trustee	2008 (1)

(1)	Because the trustees own a significant number of the voting shares and the Company is reducing expenses to conserve its limited cash, an annual meeting was not held in 2008 or 2007. The trustees will continue to serve until an election of trustees is held, though no election is currently planned.
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
Daryl J. Carter has served as a trustee since June 30, 2003. Mr. Carter is the Founder, Chairman and CEO of Avanath Capital Partners, LLC, an investment firm focused on urban-themed real estate and mortgage investments. Mr. Carter directs the strategy, investments, and overall operations of the firm. Previously, Mr. Carter was an Executive Managing Director of Centerline Capital Group (“Centerline”) a subsidiary of Centerline Holding Company (NYSE), and head of the Commercial Real Estate Group. Mr. Carter was responsible for overseeing the Commercial Real Estate Group’s national origination platform, investment strategy and new business development. He was also the President of American Mortgage Acceptance Corporation, a publicly-held, commercial mortgage lender (AMEX) that was externally managed by Centerline. Mr. Carter became part of Centerline when his company, Capri Capital Finance (“CCF”), was acquired by Centerline in 2005. Mr. Carter co-founded and served as Co-Chairman of both CCF and Capri Capital Advisors in 1992. He was instrumental in building Capri to a diversified real estate firm with $8 billion in real estate equity and debt investments under management. Prior to Capri, Mr. Carter was Regional Vice President at Westinghouse Credit Corporation in Irvine and a Second Vice President at Continental Bank in Chicago. Mr. Carter is a Trustee of the Urban Land Institute, Executive Committee Member of the National Multifamily Housing Association, Vice Chairman of the Commercial Board of Governors of the Mortgage Bankers Association, and a Trustee of Whitestone REIT, a non-traded publicly filing REIT headquartered in Houston, Texas. Mr. Carter also serves on the Dean’s Advisory Council of the M.I.T. Sloan School of Management.
Daniel G. DeVos has served as a trustee since March 4, 2003. Mr. DeVos is Chairman of the Board and Chief Executive Officer of DP Fox Ventures, LLC, a diversified management enterprise with investments in real estate, transportation, and sports teams. In addition, Mr. DeVos is the majority owner of the Grand Rapids Rampage (AFL), Grand Rapids Griffins (AHL) and has ownership interests in the Orlando Magic (NBA). Mr. DeVos is a director of Alticor, Inc., the parent of Amway Corporation, located in Ada, Michigan, and the Orlando Magic (NBA), as well as a Trustee of Whitestone REIT, a non-traded publicly filing REIT headquartered in Houston, Texas.. From 1994 to 1998, Mr. DeVos served as a trustee of First Union Real Estate Investments (NYSE).
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
The board of trustees has determined that each of Messrs. Carter, DeVos, Lambert, and Oliver do not have a material relationship with Paragon that would interfere with the exercise of independent judgment and are independent as defined by the applicable rules of the SEC. Mr. Oliver is the chairman of Paragon’s audit committee and serves as the committee’s financial expert. Mr. Carter is the chairman of the management, organization and compensation committee. All four independent trustees are on the audit committee and the management, organization and compensation committee.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, trustees and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. Officers, trustees and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Form 4s filed by trustees reporting grants of restricted shares and options furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, trustees and greater than 10% shareholders were complied with.

Item 11. Executive Compensation.
James C. Mastandrea did not receive any compensation for serving as our CEO, president and chairman during the years ended December 31, 2008 and December 31, 2007.
Outstanding Equity Awards at Fiscal Year End
The following table sets forth the status of equity awards as of December 31, 2008

	Option Awards				Stock Awards
Equity Incentive
Plan Awards:
						Market	Number of
	Number of	Number of			Number of	Value of	Unearned
	Securities	Securities			Shares or	Shares or	Shares, Units
	Underlying	Underlying			Units of	Units of	or Other
	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Rights That
	Options	Options	Exercise	Expiration	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested	Vested	Vested

James C. Mastandrea Chief Executive Officer, President and Chairman	2,000 (1)	—	$20.25	1/2/09	4,000 (2)	$120.00	(3)

(1)	The options are exercisable beginning January 2, 2007 and expired on January 2, 2009.

(2)	Represents restricted common shares issued January 2, 2004. Half of the restricted shares vest in five years or earlier if Paragon’s share price rises to $75.00 per share. The remaining half vests when funds from operations has doubled or when Paragon’s share price is 50% higher compared to the average trading price for the five days preceding the grant date.

(3)	On June 30, 2003, our shareholders approved the issuance of additional common shares to Paragon Real Estate Development, LLC for James C. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, to encourage them to substantially grow the asset base, net operating income, funds from operations, net value, and share value of Paragon. On September 29, 2006, Paragon amended this agreement to add each of the trustees to the agreement so that if a trustee brings a new deal to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. We will issue restricted common shares if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional common shares. The maximum number of common shares they may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of the common shares for 30 calendar days preceding the closing of any acquisition. The common shares will be restricted until we achieve the five-year pro forma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.
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
Compensation of Trustees
During the year ended December 31, 2008, trustees were not paid any compensation.
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
On June 30, 2003, our shareholders approved the issuance of additional common shares to Paragon Real Estate Development, LLC for James C. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, to encourage them to substantially grow the asset base, net operating income, funds from operations, net value, and share value of Paragon. On September 29, 2006, Paragon amended this agreement to add each of the trustees to the agreement so that if a trustee brings a new deal to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. We will issue restricted common shares if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional common shares. The maximum number of common shares they may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of the common shares for 30 calendar days preceding the closing of any acquisition. The common shares will be restricted until we achieve the five-year pro forma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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
The table shows ownership as of March 5, 2009.

									Total Common Shares
	Common Shares (2)			Preferred A Shares (3)			Preferred C Shares (4)		and Preferred Shares (5)
Name and Address (1)	Number		Percent (6)	Number		Percent (6)	Number	Percent (6)	Number		Percent (6)

James C. Mastandrea	174,163	(7)	43.1%	161,410	(15)	58.4%	56,944	23.3%	792,846	(17)	77.5%
Paragon Real Estate Development, LLC	163,117	(8)	40.3%	161,410	(15)	58.4%	—	—	212,359	(18)	46.8%
Paul T. Lambert	34,448	(9)	8.5%	—		—	62,500	25.6%	659,448	(19)	64.0%
John J. Dee	4,000	(10)	1.0%	—	(16)	—	12,500	5.1%	129,000	(20)	24.4%
Daryl J. Carter	3,000	(11)	*	—		—	37,500	15.3%	378,000	(21)	48.4%
Daniel G. DeVos	3,000	(11)	*	—		—	62,500	25.6%	628,000	(22)	61.0%
Michael T. Oliver	1,667	(12)	*	—		—	12,500	5.1%	126,667	(23)	23.9%

All trustees and current executive officers as a group (13)	220,278	(14)	53.9%	161,410		58.4%	244,444	100.0%	2,713,961	(24)	93.5%

*	Indicates less than one percent

(1)	Unless otherwise indicated, the address of all beneficial owners is our corporate headquarters at 1240 Huron Road, Cleveland, Ohio 44115.

(2)	Percentages based on 404,267 common shares outstanding, not including 38,130 shares held in treasury. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are currently exercisable as of March 5, 2009. The total options for all named persons is 4,667.

(3)	Percentages based on 276,255 preferred A shares outstanding as of March 5, 2009, which convert to 54,523 common shares as follows: 161,410 preferred A shares are each convertible into 0.305 common shares and 114,845 preferred A shares are each convertible into 0.046 common shares.

(4)	Percentages based on 244,444 preferred C shares outstanding as of March 5, 2009, which convert to 2,444,440 common shares. Each preferred C share is convertible into 10 common shares.

(5)	Percentages based on 404,267 common shares outstanding, not including 38,130 shares held in treasury, and 244,444 preferred C shares which convert to 2,444,440 common shares. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are currently exercisable as of March 5, 2009. Mr. Mastandrea’s percentage is calculated using a denominator that includes (i) 404,267 common shares, not including 38,130 shares held in treasury; (ii) 56,944 preferred C shares that convert to 569,440 common shares; and (iii) 161,410 preferred A shares, which convert to 49,243 common shares.

(6)	The ownership percents total more than 100% due to more than one person or entity being considered the beneficial owner of the same shares, in accordance with SEC regulations for this table.

(7)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 restricted common shares; and (v) 379 common shares.

(8)	Mr. Mastandrea is the managing member of Paragon Real Estate Development, LLC and these shares are also included in Mr. Mastandrea’s common shares.

(9)	Includes: (i) 1,666 options; (ii) 5,930 common shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager; and (iii) 26,852 common shares.

(10)	Includes: (i) 4,000 restricted common shares. Does not include 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(11)	Includes: (i) 2,000 common shares and (ii) 1,000 options.

(12)	Includes (i) 667 common shares and (ii) 1,000 options.

(13)	Includes six named persons.

(14)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 8,000 restricted common shares; (iv) 4,667 options; and (v) 37,827 common shares.

(15)	Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. Each preferred A share is convertible into 0.305 common shares.

(16)	Does not include 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(17)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 restricted common shares; (iv) 49,243 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (v) 569,440 common shares issuable upon conversion of 56,944 preferred C shares; and (vi) 379 common shares.

(18)	Includes (i) 163,116 common shares and (ii) 49,243 common shares issuable upon conversion of 161,410 preferred A shares. These shares are also included in Mr. Mastandrea’s total shares.

(19)	Includes: (i) 1,666 options; (ii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares; and (iii) 32,782 common shares.

(20)	Includes: (i) 4,000 restricted common shares; and (ii) 125,000 common shares issuable upon conversion of 12,500 preferred C shares. Does not include 163,117 common shares or 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(21)	Includes: (i) 2,000 common shares; (ii) 1,000 options; and (iii) 375,000 common shares issuable upon conversion of 37,500 preferred C shares.

(22)	Includes: (i) 2,000 common shares; (ii) 1,000 options; and (iii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares.

(23)	Includes: (i) 667 common shares; (ii) 1,000 options; and (iii) 125,000 common shares issuable upon conversion of 12,500 preferred C shares.

(24)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 8,000 restricted common shares; (iv) 4,667 options; (v) 49,243 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (vi) 2,444,440 common shares issuable upon conversion of 244,444 preferred C shares; and (vii) 37,827 common shares.

Equity Compensation Plan Information

			Number of securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding	options,	(excluding securities
Equity Compensation Plans	options, warrants	warrants and	reflected in column
Approved/ Not Approved by Security	and rights	rights	(a))
Holders	(a)	(b)	(c)
Equity compensation plans approved by security holders

2004 Share Option Plan
Restricted common shares	17,333	$—
Options for common shares	8,667	$18.00

	26,000	$6.00	20,666

Equity compensation plans not approved by security holders
Common shares	6,667	$—
Warrants for common shares	11,667	$7.50

	18,334	$4.77	—

Total all plans — Common shares	44,334	$5.49	20,666
In addition to the above plans, we entered into an agreement dated March 4, 2003 and approved by the shareholders on June 30, 2003 with Mr. Mastandrea, Mr. Dee and Paragon Real Estate Development, LLC of which Mr. Mastandrea is the managing member, and Mr. Dee is a member. Pursuant to this agreement, we may issue up to $26.0 million in our common shares to Paragon Real Estate Development, LLC in exchange for it and its members procuring future acquisition, development and re-development real estate transactions for Paragon’s benefit. On September 29, 2006, Paragon amended this agreement to add each of the trustees to the agreement so that if a trustee brings a new transaction to Paragon, he would receive additional common shares of Paragon in accordance with the formula in the agreement. This agreement is intended to serve as incentive for the trustees and officers of Paragon to increase our assets and net operating income in the future. The exact number of common shares that would be issued will be calculated in accordance with a formula based on the type of transaction that they present to us. The formula for a particular real estate transaction would be calculated by dividing (i) estimated net operating income to be generated from the real estate transaction for the first year following its consummation by (ii) the capitalization rate used in the real estate transaction, less the “applicable basis point factor.” The “applicable basis point factor” is defined as: 75 basis points for the acquisition of an existing operating property, 87.5 basis points for the acquisition of a re-development property, and 100 basis points for the acquisition of a development property. We would issue our common shares only upon the closing of the real estate transaction. For any transaction brought to Paragon by Messrs. Mastandrea and Dee, Mr. Mastandrea would be allocated half of the common shares and Mr. Dee would be allocated the other half, and all of their common shares would be held by Paragon Real Estate Development, LLC for the benefit of its owners.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
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
Item 14. Principal Accounting Fees and Services.
The aggregate fees billed by the principal independent registered public accountants (Boulay, Heutmaker, Zibell & Co., P.L.L.P.) to the Company for the fiscal years ended December 31, 2008 and 2007 are as follows:

			% Approved
			by Audit
Category	Year	Fees	Committee

Audit Fees (1)	2008	$35,300	100%
	2007	$33,700	100%

Audit-Related Fees	2008	$—
	2007	$—

Tax Fees (2)	2008	$2,765	100%
	2007	$3,600	100%

All Other Fees	2008	$—
	2007	$—

(1)	Audit fees include audits and reviews of required SEC filings and proposed acquisitions of properties.

(2)	Tax fees include the preparation of the Federal tax return.
Policy for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
Before the independent auditors are engaged by the Company to render audit or non-audit services, the Audit Committee approves the engagement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Exhibit
Number	Exhibit Description

2.1	Asset Contribution Agreement among Hampton Court Associates, L.P., Paragon Real Estate, L.P., and the Company (filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.2	Additional Contribution Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.7 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.3	Amendment to Additional Contribution Agreement between the Company, the Board of Trustees and each Trustee individually dated September 29, 2006. (filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

2.4	Modification Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.8 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.5	Amendment No. 1 to the Agreement of Limited Partnership of Wellington Properties Investments, L.P. among the Company and the Limited Partners named therein (filed as Exhibit 2.9 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.6	Closing Agreement dated June 27, 2003 among the Company, Hampton Court Associates, L.P., Hoyt Properties, Inc. and WLPT Funding LLC (filed as Exhibit 2.5 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

3.1	Articles of Amendment and Restatement of the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.2	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

3.3	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 23, 2004 and incorporated herein by reference)

3.4	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 17, 2006 and incorporated herein by reference)

3.5	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.7	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference)

3.8	Amendment No. 2 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Current Report on Form 8-K filed on October 19, 2005 and incorporated herein by reference)

4.1	Voting and Stock Restriction Agreement among the Company, Steven B. Hoyt, Duane H. Lund, Paul T. Lambert, John J. Dee, James C. Mastandrea, and Paragon Real Estate Development, LLC (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

10.1	Employment Agreement of James C. Mastandrea (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.2	Employment Agreement of John J. Dee (filed as Exhibit 2.4 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.3	Restricted Share Agreement of James C. Mastandrea (filed as Exhibit 2.5 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.4	Restricted Share Agreement of John J. Dee (filed as Exhibit 2.6 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.5	Form of Restricted Share Agreement for Trustees dated September 26, 2006 (filed as Exhibit 10.3 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference) (1)

10.6	Agreement of Limited Partnership of Paragon Real Estate, L.P. (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

10.7	2004 Share Option Plan of the Company (filed as Exhibit 4.1 with the Company’s Registration Statement on Form S-8 filed on July 23, 2004 and incorporated herein by reference)

10.8	Stock Subscription Agreement between James C. Mastandrea and the Company dated as of September 29, 2006 (filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.9	Form of Stock Subscription Agreement between Investors and the Company dated as of September 29, 2006 (filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

10.10	Modification Agreement between the Company and John J. Dee dated April 3, 2006 (filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

10.11	Modification Agreement between the Company and James C. Mastandrea dated April 3, 2006 (filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

10.12	Form of First Amendment to Restricted Share Agreement for Trustees dated September 25, 2008 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.13	First Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 25, 2008 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

14	Code of Conduct and Ethics (filed as Exhibit 14 with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 — Chief Executive Officer (2)

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 — Chief Financial Officer (2)

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)

(1)	Indicates a management contract or compensatory plan or arrangement

(2)	Filed or furnished herewith

SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea
Date: March 5, 2009		James C. Mastandrea
Chief Executive Officer

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee
Date: March 5, 2009		John J. Dee
Chief Financial Officer

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John J. Dee, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

Signature	Title	Date

/s/ James C. Mastandrea James C. Mastandrea	Trustee, Chief Executive Officer and President	March 5, 2009

/s/ John J. Dee John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	March 5, 2009

/s/ Daryl J. Carter Daryl J. Carter	Trustee	March 5, 2009

/s/ Daniel G. DeVos Daniel G. DeVos	Trustee	March 5, 2009

/s/ Paul T. Lambert Paul T. Lambert	Trustee	March 5, 2009

/s/ Michael T. Oliver Michael T. Oliver	Trustee	March 5, 2009

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of
Paragon Real Estate Equity and Investment Trust and Subsidiaries:
We have audited the accompanying consolidated balance sheet of Paragon Real Estate Equity and Investment Trust and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. Paragon Real Estate Equity and Investment Trust and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Real Estate Equity and Investment Trust and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with principles generally accepted in the United States of America.
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
/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants
Minneapolis, Minnesota
March 13, 2009

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Balance Sheets
December 31, 2008 and December 31, 2007

	December 31,	December 31,
	2008	2007

Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370	$5,370
Accumulated depreciation	(4,257)	(3,183)

Net investments in equipment	1,113	2,187

Cash	182,373	421,196
Marketable securities	111,191	—
Accounts receivable	—	551
Other assets	9,343	13,080

Total Assets	$304,020	$437,014

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	6,959	14,025

Total liabilities	6,959	14,025

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares — $0.01 par value, 10,000,000 authorized: 276,255 and 277,955 Class A cumulative convertible shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively, $10.00 per share liquidation preference	2,763	2,780
Preferred C Shares — $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares — $0.01 par value, 100,000,000 authorized: 442,398 and 442,320 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	4,424	4,424
Additional paid-in capital	28,146,404	27,958,838
Accumulated deficit	(27,021,670)	(26,744,762)
Accumulated other comprehensive income, net unrealized loss on marketable securities	(36,569)	—
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	297,061	422,989

Total Liabilities and Shareholders’ Equity	$304,020	$437,014

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations

	For the year ended December 31,
	2008	2007

Revenues
Interest/dividend income	$10,080	$10,252
Other income	12,016	—

Total revenues	22,096	10,252

Expenses
Depreciation and amortization	1,074	1,074
General and administrative	269,568	372,170

Total expenses	270,642	373,244

Loss from operations	(248,546)	(362,992)
Gain on sale of marketable securities	4,253	—
Impairment loss on marketable securities	(32,615)	—

Net loss attributable to Common Shareholders	(276,908)	(362,992)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(.63)	$(.82)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,359	442,482

Comprehensive loss:
Net loss	$(276,908)	$(362,992)
Other comprehensive loss:
Unrealized loss on marketable securities	(36,569)	—

Comprehensive loss	$(313,477)	$(362,992)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2008 and 2007

						Accumulated
						other
						comprehensive
						income, net
				Subscriptions		unrealized gain
	Class A	Class C		Receivable Class		(loss) on
	Preferred	Preferred	Common	C Preferred	Additional Paid-	marketable	Accumulated	Cost of Shares
	Shares	Shares	Shares	Shares	in Capital	securities	Deficit	held in Treasury	Total

Balance at December 31, 2006	$2,780	$2,444	$4,426	($300,000)	$27,676,829	$—	($26,381,645)	($800,735)	$204,099

Cash paid in lieu of fractional shares			(2)						(2)
Stock based compensation					31,500				31,500

Amortization of unearned compensation and trustee fees, net of market price reduction					250,384				250,384
Cash receipts for subscriptions receivable on issuance of Preferred C shares				300,000					300,000
Reclassify discontinued operations					125		(125)		—

Net loss							(362,992)		(362,992)

Balance at December 31, 2007	$2,780	$2,444	$4,424	$—	$27,958,838	$—	($26,744,762)	($800,735)	$422,989

Unrealized loss on Marketable Securities						(36,569)			(36,569)

Conversion of Preferred Shares	(17)				17				—

Amortization of unearned compensation and trustee fees, net of market price reduction					187,549				187,549

Net loss							(276,908)		(276,908)

Balance at December 31, 2008	$2,763	$2,444	$4,424	$—	$28,146,404	($36,569)	($27,021,670)	($800,735)	$297,061

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(276,908)	$(362,992)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs paid through amortization of restricted common shares	50	385
Compensation costs and trustee fees incurred through the issuance of shares	187,499	250,000
Stock based compensation	—	31,500
Depreciation and amortization	1,074	1,074
Removal of non cash estimated liabilities	(12,016)	—
Gain on sale of marketable securities	(4,253)	—
Impairment loss on marketable securities	32,615	—
Net change in assets and liabilities:
Other assets	4,288	2,217
Accounts payable and accrued expenses	4,950	(13,692)

Net cash used in continuing operations	(62,701)	(91,508)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(217,175)	—
Proceeds from the sale of marketable securities	41,053

Net cash used for investing activities	(176,122)	—

Cash flows from financing activities:
Cash proceeds from issuance of Preferred C shares	—	300,000
Fractional shares purchased for cash	—	(2)

Net cash from financing activities	—	299,998

Net increase (decrease) in cash	(238,823)	208,490
Cash
Beginning of period	421,196	212,706

End of period	$182,373	$421,196

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
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
Note 2 — Basis of Presentation
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company has received $500,000 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings. No other amounts are due from the trustees for these Convertible Preferred Shares. The Company has continued to incur net losses and at December 31, 2008 had unrestricted cash of approximately $182,000. The net decrease in cash during the year ended December 31, 2008 was approximately $239,000, of which $176,000 was the net cash used to invest in marketable securities and $63,000 was used to maintain the Company as a corporate shell reporting with the SEC. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because we have no revenue generating assets other than marketable securities.
Paragon continues to seek value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. In addition, because our unrestricted cash is not sufficient to allow us to continue operations, we have reviewed other alternatives, including selling the corporate entity and seeking additional investors. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations. Three independent trustees contributed an aggregate of $500,000 cash to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate transactions or sold to another company.
Note 3 — Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2008 and December 31, 2007, and the reported amounts of revenues and expenses for the years ended December 31, 2008 and 2007. Actual results could differ from those estimates. Significant estimates include deferred taxes, a related valuation allowance for deferred taxes, and the valuation of share-based compensation, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
Investments in Equipment
Our investments in equipment assets are reported at cost.

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Furniture, fixtures and equipment	3-7
Cash
We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times.
Other Assets
As of December 31, 2008 and December 31, 2007, other assets of approximately $9,000 and $13,000, respectively, are prepaid expenses for director and officer liability insurance.
Revenue Recognition
Revenues include interest and dividends earned on cash balances and marketable securities. In addition in 2008, we recorded other income of approximately $12,000 from the removal of estimates of accrued liabilities and accounts payable that were no longer considered obligations.
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
Income Taxes
Because we have not elected to be taxed as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, we account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We intend to take advantage of our tax loss carryforwards prior to electing REIT status again.
The Company evaluates potential uncertain tax positions on an annual basis in conjunction with the Board of Trustees and its tax accountants. Authoritative literature provides a two-step approach to recognize and measure tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The adoption of FIN 48 on November 1, 2008, had no material effect on the Company’s financial condition or results of operations.
At December 31, 2008, we have net operating losses totaling approximately $2.2 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2028. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $1.5 million of the prior net operating losses of $13.3 million. These same regulations also limit the amount of loss used in any one year.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Fair Value of Financial Instruments
Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	in Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	December 31, 2008	December 31, 2008	Level 1	Level 2	Level 3

Marketable Securities	$111,191	$111,191	$111,191	$—	$—
The fair value of the marketable securities is based on quoted market prices in an active market.
Recent Accounting Pronouncements
Management has reviewed recently issued accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
Reclassifications
We have reclassified certain prior year amounts in the accompanying consolidated balance sheets to be consistent with the current year presentation. The reclassification was limited to the shareholders’ equity section for the combining of “unearned compensation and trustees’ fees” with “additional paid-in capital,” which had no effect on “total shareholders’ equity.”
Note 4 — Marketable Securities
Our investments in marketable securities are classified as available-for-sale, as of December 31, 2008, and represent common shares of publicly traded real estate investment trusts.
As of December 31, 2008, our marketable securities had a fair market value of approximately $111,000, including marketable securities at market value of approximately $65,000 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $46,000. We recorded an unrealized loss on marketable securities during 2008 of approximately $37,000, which is shown in shareholders’ equity as net unrealized loss on marketable securities. Additionally, at December 31, 2008, we determined not to continue to hold some of these marketable securities and to sell them during the first quarter of 2009. Accordingly, we recognized an impairment loss of approximately $33,000 for the decrease in market value (based on market prices quoted from the stock exchanges on which the various companies are listed).
We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the year ended December 31, 2008, we sold marketable securities for approximately $41,000, having a cost of approximately $37,000, and recognized a gain of approximately $4,000.
Note 5 — Shareholders’ Equity
Preferred Shares
The Company has outstanding 114,845 Class A Cumulative Convertible Preferred Shares (“Class A Preferred Shares”) that were issued to the public. The Class A Preferred Shares bear a liquidation value of $10.00 per share. The Class A Preferred Shares are convertible into 0.046 common shares subject to certain formulas. We have the right to redeem the Class A Preferred Shares.
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
During 2008, 1,700 Class A Preferred Shares were converted to 78 common shares, at a conversion rate of 0.046 common shares for each preferred share.
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
Each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon, dated September 29, 2006, to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Convertible Preferred Shares were to be removed upon the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. On September 25, 2008, these agreements were amended to change the service period ending dates to September 29, 2009 and the vesting period date restrictions on the sale of shares was changed to September 29, 2009.
Common Shares
Effective July 27, 2006, the board of trustees approved a reverse share split of 1-for-75 for the outstanding common shares. Shareholders approved a proposal at the June 3, 2005 annual meeting authorizing the Board, at its discretion, to determine the timing of the reverse share split and declare the split at one of four ratios. Information related to the number of common shares and the earnings per share have been restated in the accompanying financial statements and related footnotes to reflect this reverse split. During 2008,
1,700 Class A Preferred Shares were converted into 78 common shares.
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
Restricted Common Shares
The following table summarizes the activity of our unvested restricted common shares for the years ended December 31, 2008 and 2007:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at January 1, 2007	172,450	$11.55
Vested	(4,000)	$16.50

Unvested at December 31, 2007	168,450	$11.44
Vested	(667)	$9.75

Unvested at December 31, 2008	167,783	$11.44

As of December 31, 2008 and 2007 there was approximately $1,920,000 and $1,926,000, respectively, of unrecognized compensation cost related to unvested restricted shares, net of forecasted forfeitures and expirations. This amount is expected to be recognized over a weighted average period of four years. To the extent the actual forfeiture rate is different than we have anticipated, the number of restricted common shares vesting would be different from our expectations.
On June 30, 2003, our shareholders approved the issuance of additional common shares to Paragon Real Estate Development, LLC for James C. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, to encourage them to substantially grow the asset base, net operating income, funds from operations, net value, and share value of Paragon. On September 29, 2006, Paragon amended this agreement to add each of the trustees to the agreement so that if a trustee brings a new transaction to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. We will issue restricted common shares if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional common shares. The maximum number of common shares they may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of the common shares for 30 calendar days preceding the closing of any acquisition. The common shares will be restricted until we achieve the five-year pro forma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.
Options
On November 16, 1998, we adopted the 1998 Share Option Plan. In 2004 the board of trustees unanimously recommended and the shareholders approved amendments to our 1998 Share Option Plan to increase the number of shares available for grant from 42,222 to 46,666 and to conform with current tax regulations (“2004 Plan”). The 2004 Plan provides for the grant of “incentive stock options,” as defined under
Section 422(b) of the tax code, options that are not qualified under the tax code (referred to in this annual report as “non-statutory options”), share appreciation rights (“SARs”) and restricted share grants and performance share awards and dividend equivalents. The 2004 Plan is administered by our management, organization and compensation committee of the board. The committee has the authority, subject to approval by our board, to determine the terms of each award, to interpret the provisions of the 2004 plan and to make all other determinations for the administration of the 2004 Plan.
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
The assumptions made in estimating the fair value of the options on the grant date based upon the Black-Scholes option-pricing model. There were no option grants during 2007 and 2008.

The following table summarizes the activity for outstanding stock options:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(1)

Balance at January 1, 2007	9,391	$48.00	4.3
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	—	—

Balance at December 31, 2007	9,391	$48.00	3.3
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	725	$402.75

Balance at December 31, 2008	8,666	$18.17	2.7	$0.00

Vested and exercisable as of December 31, 2008	8,666	$18.17	2.7	$0.00
Vested and expected to vest as of December 31, 2008	8,666	$18.17	2.7	$0.00

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2008. Because the weighted average exercise price exceeds fair market value at December 31, 2008, there is no aggregate intrinsic value for the options.
The Company recognized stock-based compensation expense of approximately $0 and $31,500 during the years ending December 31, 2008 and 2007, respectively. As of December 31, 2008 and December 31, 2007, there was no remaining unrecognized cost related to stock options. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.
Warrants
On March 5, 1998, we issued a warrant to Credit Suisse First Boston Mortgage LLC in connection with the refinancing of debt. The warrant provides for the right to purchase 633 common shares at a price of $402.75 per common share and was exercisable at any time through March 5, 2008. This warrant expired on March 5, 2008.
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
Note 6 — Loss Per Share
The Company has adopted the SFAS No. 128, “Earnings Per Share” (“EPS”) for all periods presented herein.
Net loss per weighted average common share outstanding — basic and diluted — are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the years ended December 31, 2008 and 2007 was 442,359 and 442,482, respectively. Common share equivalents of approximately 2,519,000 as of December 31, 2008 and approximately 2,521,000 as of December 31, 2007 include outstanding convertible preferred shares, warrants, stock options and limited partnership units, and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

	For the year ended December 31,
	2008	2007
Numerator
Net loss attributable to Common Shareholders	$(276,908)	$(362,992)

Denominator
Weighted average Common Shares outstanding at December 31, 2008 and December 31, 2007 — Basic and Diluted	442,359	442,482

Basic and Diluted EPS
Net loss attributable to Common Shareholders — Basic and Diluted	$(0.63)	$(0.82)

Note 7 — Dividends/Distributions
No cash distributions were declared during 2008 and 2007 with respect to the common or preferred shares.
Note 8 — Income taxes
There was no income tax provision for the years ended December 31, 2008 and 2007.

For the year ended December 31,
	2008	2007
Current	$—	$—
Deferred	—	—

Total tax provision	$—	$—

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	For the year ended December 31,
	2008	2007
Tax / (Benefit) at Federal statutory rate	$(83,000)	$(102,000)
State income tax / (benefit), net of Federal tax effect	(15,000)	(18,000)
Adjustment to net operating and capital loss carryforwards	(21,000)	—
Change in valuation allowance	119,000	120,000
Other		—

Tax provision	$—	$—

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$865,000	$746,000
Capital loss carryforward	—	—
Provision for loss on marketable securities	—	—
Accrual and other temporary variances	—	—
Valuation allowance	(865,000)	(746,000)
Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of a significant portion of the net deferred tax assets and has provided a valuation allowance of $865,000 and $746,000, against the net deferred tax assets of the Company as of December 31, 2008 and 2007, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.
At December 31, 2008, the Company had net operating loss carryforwards of approximately $2.2 million available to be carried to future periods. Net operating loss carryforwards of $713,000 are available for Paragon to use without any limitation or restriction imposed by tax regulations. Changes in the ownership of Paragon’s shares that occurred in 2001, 2003 and 2006 have limited the amount of net operating losses to be used to approximately $72,500 per year for another 20 years, or a total of approximately $1,450,000. Prior net loss carryforwards of approximately $11,231,000 cannot be used due to the limitations imposed by Section 382 of the Internal Revenue Code related to the 2001, 2003 and 2006 changes of share ownership. The loss carryforwards expire as follows:

Year Expiring	Net Operating Loss
2026	$1,553,000
2027	365,000
2028	245,000

Total loss carryforwards	$2,163,000

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
The employment agreement with John J. Dee was also modified on April 3, 2006 in a similar way to Mr. Mastandrea’s employment agreement as explained above. His compensation is based on a rate of $125 per hour to a maximum of $5,000 per month. Mr. Dee’s base annual salaries may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Dee will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Dee. To conserve cash, Mr. Dee received no cash compensation in 2007 or 2008.
Note 10 — Related Party Transactions
None.