Form 10-Q
period 2009-03-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2009-05-15
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-25074
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	39-6594066 (IRS Employer Identification No.)
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑    No ☐
     The number of the registrant’s Common Shares outstanding as of May 15, 2009, was 442,398, including 38,130 common shares held in treasury.

FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet — March 31, 2009 (unaudited) and December 31, 2008	Page - 3 -

Consolidated Statements of Operations — Three months ended March 31, 2009 and March 31, 2008 (unaudited)	Page - 4 -

Consolidated Statements of Cash Flows — Three months ended March 31, 2009 and March 31, 2008 (unaudited)	Page - 5 -

Notes to Consolidated Financial Statements (unaudited)	Page - 6 -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page - 12 -

Item 4T. Controls and Procedures	Page - 16 -

Part II. Other Information

Item 1. Legal Proceedings	Page - 17 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page - 17 -

Item 3. Defaults upon Senior Securities	Page - 17 -

Item 4. Submission of Matters to a Vote of Security Holders	Page - 17 -

Item 5. Other Information	Page - 17 -

Item 6. Exhibits	Page - 17 -

Signatures	Page - 18 -
EX-31.1
EX-31.2
EX-32.1

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370	$5,370
Accumulated depreciation	(4,526)	(4,257)

Net investments in equipment	844	1,113

Cash	165,490	182,373
Marketable securities	89,957	111,191
Other assets	6,876	9,343

Total Assets	$263,167	$304,020

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	19,169	6,959

Total liabilities	19,169	6,959

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares — $0.01 par value, 10,000,000 authorized: 276,255 Class A cumulative convertible shares issued and outstanding at March 31, 2009 and December 31, 2008, $10.00 per share liquidation preference	2,763	2,763
Preferred C Shares — $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares — $0.01 par value, 100,000,000 authorized: 442,398 shares issued and outstanding at March 31, 2009 and December 31, 2008	4,424	4,424
Additional paid-in capital	28,146,417	28,146,404
Accumulated deficit	(27,056,070)	(27,021,670)
Accumulated other comprehensive loss, net unrealized loss on marketable securities	(55,245)	(36,569)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	243,998	297,061

Total Liabilities and Shareholders’ Equity	$263,167	$304,020

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the three months ended March 31,
	2009	2008
Revenues
Interest/dividend income	$2,461	$2,386
Other income	—	100

Total revenues	2,461	2,486

Expenses
Depreciation and amortization	269	269
General and administrative	31,885	95,353

Total expenses	32,154	95,622

Loss from operations	(29,693)	(93,136)
Loss on sale of marketable securities	(4,706)	—

Net loss attributable to Common Shareholders	(34,399)	(93,136)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(.08)	$(.21)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,398	442,332

Comprehensive loss:
Net loss	$(34,399)	$(93,136)
Other comprehensive loss:
Unrealized loss on marketable securities	(18,676)	(11)

Comprehensive loss	$(53,075)	$(93,147)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(34,399)	$(93,136)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs paid through amortization of restricted common shares	13	13
Compensation costs and trustee fees incurred through the issuance of shares	—	62,500
Depreciation and amortization	269	269
Loss on sale of marketable securities	4,706	—
Net change in assets and liabilities:
Other assets	2,466	3,516
Accounts payable and accrued expenses	12,210	22,117

Net cash used in continuing operations	(14,735)	(4,721)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(64,572)	(120,564)
Proceeds from the sale of marketable securities	62,424	—

Net cash used for investing activities	(2,148)	(120,564)

Cash flows from financing activities:

Net cash from financing activities	—	—

Net decrease in cash	(16,883)	(125,285)
Cash
Beginning of period	182,373	421,196

End of period	$165,490	$295,911

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
Note 2 — Basis of Presentation
Consolidated Financial Statement Presentation
We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of March 31, 2009, the results of our operations for the three month periods ended March 31, 2009 and 2008, and of our cash flows for the three month periods ended March 31, 2009 and 2008 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2008.
We report our investments using the consolidated method of accounting as we own the majority of the outstanding voting interests and can control operations of a non-active subsidiary company. In the consolidation method, the accounts of this entity are combined with our accounts. All significant intercompany transactions are eliminated in consolidation.
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company received $500,000 during 2006 and 2007 from three trustees for payment of Class C Convertible Preferred Shares, which is being used to maintain Paragon as a public shell current in its SEC filings and to invest in publicly traded shares of real estate companies. In addition in the third quarter of 2006, an executive officer agreed to serve for two years without cash compensation in exchange for Class C Convertible Preferred Shares and all of the trustees agreed to serve on the board of the Company for fees paid with Class C Convertible Preferred Shares to help preserve the Company’s limited cash. The agreements with the executive officer and the trustees were amended in the third quarter of 2008 to extend the service periods to three years with no increase in the Class C Convertible Preferred Shares paid. The Company has continued to incur net losses and at March 31, 2009 had unrestricted cash of approximately $165,000. The decrease in cash during the first quarter of 2009 was approximately $17,000. A net increase in investments in marketable securities used approximately $2,000 and the remainder of approximately $15,000 was used to keep the Company operating as a public company. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to continue as a going concern.

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
Note 3 — Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2009, and the reported amounts of revenues and expenses for the three month periods ended March 31, 2009 and 2008. Actual results could differ from those estimates. Significant estimates include the valuation of deferred taxes and a related allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
Investments in Equipment
Our investments in equipment assets were reported at cost.
Depreciation expense was computed using the straight-line method based on the following useful lives:

Years
Furniture, fixtures and equipment	3-7
Cash
We maintain our cash in bank accounts that are federally insured.
Marketable Securities
Our investments in publicly traded shares of real estate companies are valued at quoted prices in active markets as of the balance sheet date.
Accounts Receivable
As of March 31, 2009, we have no accounts receivable.
Other Assets
As of March 31, 2009, other assets of $6,876 is prepaid insurance.
Revenue Recognition
Revenues include interest earned on cash balances and dividends received on investments of publicly traded shares of real estate companies.

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
At March 31, 2009, we have a net operating loss, and at December 31, 2008, we had net operating losses totaling approximately $2.2 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2028.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Note 4 — Marketable Securities
Our investments in marketable securities are available-for-sale as of March 31, 2009, and represent publicly traded common shares of real estate companies.
As of March 31, 2009 our marketable securities had a fair market value of approximately $90,000, including marketable securities at market value of approximately $89,000 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $1,000. We recorded an unrealized loss on marketable securities during the first quarter of 2009 of approximately $18,700, which is shown in shareholders’ equity as unrealized loss on marketable securities.
We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the three month period ended March 31, 2009, we sold marketable securities for approximately $17,000, having an adjusted basis of approximately $22,000, and recognized a loss of approximately $5,000.
Note 5 — Equity
Effective September 29, 2006, three independent trustees of Paragon signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 to maintain Paragon as a corporate shell current in its SEC filings. The Company received the installment payments from the trustees totaling $500,000 during 2006 and 2007.
In addition, on September 29, 2006, James C. Mastandrea, President, Chief Executive Officer, and Chairman of the Board of Trustees of Paragon, signed a subscription agreement to purchase 44,444 restricted shares of Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Convertible Preferred Shares are subject to forfeiture and are restricted from being sold by Mr. Mastandrea until the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. On September 25, 2008, this agreement was amended to change the service period ending date to September 29, 2009 and the vesting period date restriction on the sale of shares was changed to September 29, 2009.
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
No Class A preferred shares were converted during the three months ended March 31, 2009.
No options were issued during the three month period ended March 31, 2009.
Options for 2,000 shares issued to each of James Mastandrea and John Dee on January 2, 2004 expired on January 2, 2009 and were canceled.
Note 6 — Loss Per Share
The Company has adopted the Statement of Financial Accounting Standards No. 128, Earnings Per Share for all periods presented herein. Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. As shown in the following table, the weighted average number of common shares outstanding for the three months ended March 31, 2009 and March 31, 2008 were 442,398 and 442,332, respectively. Common share equivalents of 2,515,296 as of March 31, 2009 and 2,520,710 as of March 31, 2008 include outstanding Class A Convertible Preferred shares, Class C Convertible Preferred shares, warrants, and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the three months ended March 31,
	2009	2008
Numerator

Net loss attributable to Common Shareholders	$(34,399)	$(93,136)

Denominator
Weighted average Common Shares outstanding at March 31, 2009 and March 31, 2008, respectively: Basic and Diluted	442,398	442,332

Basic and Diluted EPS
Net loss from continuing operations	$(0.08)	$(0.21)

Net loss attributable to Common Shareholders:
Basic and Diluted	$(0.08)	$(0.21)

Note 7 — Commitments and Contingencies
Liquidity
As of March 31, 2009, our unrestricted cash resources were approximately $165,000. Three of our independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash. The trustees paid installments totaling $500,000 during 2006 and 2007 which is being used to maintain Paragon as a corporate shell current with its SEC filings.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first three months of 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	in Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	March 31, 2009	March 31, 2009	Level 1	Level 2	Level 3

Marketable Securities	$89,957	$89,957	$89,957	$—	$—
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
Forward-Looking Information
This report on Form 10-Q contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, our failure to obtain adequate financing to continue our operations, changes in general economic conditions, changes in real estate conditions, fluctuations in market prices of our investments in publicly traded companies, changes in prevailing interest rates, changes in our current filing status with the SEC, the cost or general availability of equity and debt financing, failure to acquire properties in accordance with our value added strategy, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2008.
The following is a discussion of our results of operations for the three month periods ended March 31, 2009 and 2008 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three month period ended March 31, 2009, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
Results of Operations
Comparison of the Three Month Periods Ended March 31, 2009 and 2008
Revenues from Operations
Interest and dividend income increased approximately $100 from approximately $2,400 for the three month period ended March 31, 2008 to approximately $2,500 for the three month period ended
March 31, 2009.
Other income decreased from $100 for the three month period ended March 31, 2008 to zero for the three month period ended March 31, 2009.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $95,600 for the three month period ended March 31, 2008 to approximately $32,100 for the three month period ended March 31, 2009, a decrease of $63,500. This decrease is mainly the reduction of non-cash charges of $62,500 for salary and trustee fees paid with stock in 2008. The expense for the stock was recognized in prior periods and no new stock has been issued to the executive officer and trustees though they continue to provide the same services.

Loss from Operations
As a result of the above, the loss from operations decreased from approximately $93,100 for the three month period ended March 31, 2008 to approximately $29,700 for the three month period ended March 31, 2009.
Loss on Sale of Marketable Securities
The loss on sales of marketable securities of approximately $5,000 for the three month period ended March 31, 2009 was a result of our selling some of the investments of publicly traded real estate companies having an adjusted basis of approximately $22,000 for approximately $17,000.
Net Loss Attributable to Common Shareholders
As a result of the above, the net loss attributable to Common Shareholders decreased from approximately $93,100 for the three month period ended March 31, 2008 to approximately $34,400 for the three month period ended March 31, 2009.
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
Investments in Shares of Publicly Traded Companies
In early 2008, the Company began to invest a portion of its available cash in publicly traded shares of real estate companies. As of March 31, 2009, we have approximately $144,100 invested in shares of 24 real estate companies and had approximately $1,000 in a money market account with the brokerage firm. The Company records the changes in market value on a quarterly basis as part of shareholders’ equity, until the shares are sold and a gain or loss is recognizable as part of operations. As of March 31, 2009, the historical cost of approximately $144,100 exceeded the market value of approximately $88,900, resulting in an unrealized loss on marketable securities of approximately $55,200 reflected in shareholders’ equity.
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At March 31, 2009, we have a net operating loss and at December 31, 2008, we had net operating losses totaling approximately $2.2 million. While the loss created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2028.
Liquidity and Capital Resources
Historically, the Company has used cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Currently, our unrestricted cash is not sufficient to allow us to continue operations and we have been reviewing alternatives, including value-added real estate opportunities for land development, retail, office, industrial, hotel other real estate investment and operating companies, and joint venture investments, as well as selling the corporate entity and seeking additional investors. The Company received a total of $500,000 during 2006 and 2007 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings and investment in publicly traded shares of real estate companies. In addition, an executive officer agreed to serve for three years without cash compensation in exchange for Class C Convertible Preferred Shares and all of the trustees agreed to serve on the board of the Company for fees paid with Class C Convertible Preferred Shares for three years to help preserve the Company’s limited cash. Presently, the Company is a corporate shell, current in its SEC filings that may be used in the future for real estate opportunities or sold to another company.
Cash Flows
As of March 31, 2009, our unrestricted cash resources were approximately $165,500. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.
The decrease in cash during the first three months of 2009 was approximately $16,900. Investments in marketable securities used approximately $64,600 and was offset by proceeds from the sale of marketable securities of approximately $62,400 that included approximately $45,400 in a money market account, for net cash used for investing activities of approximately $2,200. The remainder of approximately $14,700 was used to keep the Company currently filed as a public company. As a result, our cash balance decreased by approximately $16,900 from approximately $182,400 at December 31, 2008 to approximately $165,500 at March 31, 2009.
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
Long Term Liquidity and Operating Strategies
Our unrestricted cash of $165,000 is sufficient to meet only the Company’s anticipated obligations. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been searching for and reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.
Current Tax Status
At March 31, 2009, we have a net operating loss, and at December 31, 2008, we had net operating losses totaling approximately $2.2 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2028.
We and our subsidiary are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Interest Rates and Inflation
Because Paragon is a corporate shell without debt, we do not have expenses that are affected by interest rates. Interest rates do however affect the amount we can earn on our cash balances. Since 2006, Paragon has been searching for and reviewing other value-added real estate opportunities, including land development, retail, office, industrial, hotel, real estate investment and operating companies, and joint venture investments, as well as reviewing other alternatives, including selling the corporate entity and seeking additional investors.
We were not significantly affected by inflation during the periods presented in this report due primarily to relatively low nationwide inflation rates.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 4T. CONTROLS AND PROCEDURES
As of March 31, 2009, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a — 15(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Messrs. Mastandrea and Dee concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.
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

Paragon real estate equity and investment trust
Date: May 15, 2009	By:	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer (Principal executive officer)

Paragon real estate equity and investment trust
Date: May 15, 2009	By:	/s/ John J. Dee
John J. Dee
Chief Financial Officer (Principal financial and accounting officer)