Form 10-Q
period 2009-06-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2009-08-13
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-15409
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	39-6594066 (IRS Employer Identification No.)
PO Box 631209
Houston, Texas 77263
(Address of principal executive offices)
(440) 283-6319
(Registrant’s telephone number, including area code)
1240 Huron Road, Cleveland, Ohio 44115
(Former address)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐      No ☐
     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑      No ☐
     The number of the registrant’s Common Shares outstanding as of August 13, 2009, was 443,157, including 38,130 common shares held in treasury.

FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet — June 30, 2009 (unaudited) and December 31, 2008	Page - 3 -

Consolidated Statements of Operations — Six months ended June 30, 2009 and June 30, 2008 (unaudited)	Page - 4 -

Consolidated Statements of Operations — Three months ended June 30, 2009 and June 30, 2008 (unaudited)	Page - 5 -

Consolidated Statements of Cash Flows — Six months ended June 30, 2009 and June 30, 2008 (unaudited)	Page - 6 -

Notes to Consolidated Financial Statements (unaudited)	Page - 7 -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page - 13 -

Item 4T. Controls and Procedures	Page - 18 -

Part II. Other Information

Item 1. Legal Proceedings	Page - 19 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page - 19 -

Item 3. Defaults upon Senior Securities	Page - 19 -

Item 4. Submission of Matters to a Vote of Security Holders	Page - 19 -

Item 5. Other Information	Page - 19 -

Item 6. Exhibits	Page - 19 -

Signatures	Page - 20 -
EX-31.1
EX-31.2
EX-32.1

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370	$5,370
Accumulated depreciation	(4,794)	(4,257)

Net investments in equipment	576	1,113

Cash	136,007	182,373
Marketable securities	123,318	111,191
Other assets	4,383	9,343

Total Assets	$264,284	$304,020

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	7,475	6,959

Total liabilities	7,475	6,959

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares — $0.01 par value, 10,000,000 authorized: 259,736 and 276,255 Class A cumulative convertible shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively, $10.00 per share liquidation preference	2,597	2,763
Preferred C Shares — $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares — $0.01 par value, 100,000,000 authorized: 443,157 and 442,398 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4,432	4,424
Additional paid-in capital	28,146,589	28,146,404
Accumulated deficit	(27,074,465)	(27,021,670)
Accumulated other comprehensive loss, net unrealized loss on marketable securities	(24,053)	(36,569)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	256,809	297,061

Total Liabilities and Shareholders’ Equity	$264,284	$304,020

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the six months ended June 30,
	2009	2008

Revenues
Interest/dividend income	$4,896	$5,081
Other income	—	100

Total revenues	4,896	5,181

Expenses
Depreciation and amortization	537	537
General and administrative	52,447	168,163

Total expenses	52,984	168,700

Loss from operations	(48,088)	(163,519)
Gain (loss) on sale of marketable securities	(4,706)	1,848

Net loss attributable to Common Shareholders	(52,794)	(161,671)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(.12)	$(.37)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,536	442,340

Comprehensive loss:
Net loss	$(52,794)	$(161,671)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	12,516	(9,611)

Comprehensive loss	$(40,278)	$(171,282)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30,
	2009	2008

Revenues
Interest/dividend income	$2,435	$2,695

Total revenues	2,435	2,695

Expenses
Depreciation and amortization	269	269
General and administrative	20,561	72,809

Total expenses	20,830	73,078

Loss from operations	(18,395)	(70,383)
Gain on sale of marketable securities	—	1,848

Net loss attributable to Common Shareholders	(18,395)	(68,535)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(.04)	$(.15)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,673	442,342

Comprehensive income (loss):
Net loss	$(18,395)	$(68,535)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	31,192	(9,600)

Comprehensive income (loss)	$12,797	$(78,135)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(52,794)	$(161,671)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs paid through amortization of restricted common shares	28	27
Compensation costs and trustee fees incurred through the issuance of shares	—	125,000
Depreciation and amortization	537	537
Loss on sale of marketable securities	4,706	—
Net change in assets and liabilities:
Other assets	4,959	7,532
Accounts payable and accrued expenses	516	(1,670)

Net cash used in continuing operations	(42,048)	(30,245)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(64,572)	(124,082)
Proceeds from the sale of marketable securities	60,254	—

Net cash used for investing activities	(4,318)	(124,082)

Cash flows from financing activities:

Net cash from financing activities	—	—

Net decrease in cash	(46,366)	(154,327)
Cash
Beginning of period	182,373	421,196

End of period	$136,007	$266,869

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
Note 2 — Basis of Presentation
Consolidated Financial Statement Presentation
We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of June 30, 2009, the results of our operations for the six month periods ended June 30, 2009 and 2008, the three month periods ended June 30, 2009 and 2008, and of our cash flows for the six month periods ended June 30, 2009 and 2008 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2008.
We report our investments using the consolidated method of accounting as we own the majority of the outstanding voting interests and can control operations of a non-active subsidiary company. In the consolidation method, the accounts of this entity are combined with our accounts. All significant intercompany transactions are eliminated in consolidation.
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company received $500,000 during 2006 and 2007 from three trustees for payment of Class C Convertible Preferred Shares, which is being used to maintain Paragon as a public shell current in its SEC filings and to invest in publicly traded shares of real estate companies. In addition in the third quarter of 2006, an executive officer agreed to serve for two years without cash compensation in exchange for Class C Convertible Preferred Shares and all of the trustees agreed to serve on the board of the Company for fees paid with Class C Convertible Preferred Shares to help preserve the Company’s limited cash. The agreements with the executive officer and the trustees were amended in the third quarter of 2008 to extend the service periods to three years with no increase in the Class C Convertible Preferred Shares paid. The Company has continued to incur net losses and at June 30, 2009 had unrestricted cash of approximately $136,000. The decrease in cash during the first six months of 2009 was approximately $46,400. A net increase in investments in marketable securities used approximately $4,300 and the remainder of approximately $42,100 was used to keep the Company operating as a public company. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to allow us to continue as a going concern.

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
Note 3 — Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2009, and the reported amounts of revenues and expenses for the six and three month periods ended June 30, 2009 and 2008. Actual results could differ from those estimates. Significant estimates include the valuation of deferred taxes and a related allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
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
Accounts Receivable
As of June 30, 2009, we have no accounts receivable.
Other Assets
As of June 30, 2009, other assets of $4,383 is prepaid insurance.
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
At June 30, 2009, we have a net operating loss, and at December 31, 2008, we had net operating losses totaling approximately $2.2 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2028.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Subsequent Events
The Company has evaluated subsequent events through August 13, 2009, the date which the financial statement were available to be issued.
Note 4 — Marketable Securities
Our investments in marketable securities are available-for-sale as of June 30, 2009, and represent publicly traded common shares of real estate companies.
As of June 30, 2009, our marketable securities had a fair market value of approximately $123,000, including marketable securities at market value of approximately $120,000 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $3,000. We recorded an unrealized gain on marketable securities during the first six months of 2009 of approximately $12,500, which is shown in shareholders’ equity as unrealized gain on marketable securities.
We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the six month period ended June 30, 2009, we sold marketable securities for approximately $17,000, having an adjusted basis of approximately $22,000, and recognized a loss of approximately $5,000.

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
On May 28, 2009, 16,519 Class A preferred shares were converted into 759 common shares, at a conversion rate of 0.046 common shares for each preferred share.
No options were issued during the six month period ended June 30, 2009.
Options for 2,000 shares issued to each of James Mastandrea and John Dee on January 2, 2004 expired on January 2, 2009 and were canceled.
Note 6 — Loss Per Share
The Company has adopted the Statement of Financial Accounting Standards No. 128, Earnings Per Share for all periods presented herein. Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. As shown in the following table, the weighted average number of common shares outstanding for the six months ended June 30, 2009 and June 30, 2008 were 442,536 and 442,340, respectively. Common share equivalents of 2,514,537 as of June 30, 2009 and 2,519,351 as of June 30, 2008 include outstanding Class A Convertible Preferred shares, Class C Convertible Preferred shares, warrants, and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the six months ended June 30,
	2009	2008
Numerator
Net loss attributable to Common Shareholders	$(52,794)	$(161,671)

Denominator
Weighted average Common Shares outstanding at June 30, 2009 and June 30, 2008, respectively: Basic and Diluted	442,536	442,340

Basic and Diluted EPS
Net loss from continuing operations	$(0.12)	$(0.37)

Net loss attributable to Common Shareholders: Basic and Diluted	$(0.12)	$(0.37)

Note 7 — Commitments and Contingencies
Liquidity
As of June 30, 2009, our unrestricted cash resources were approximately $136,000. During 2006, three of our independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash. The trustees paid installments totaling $500,000 during 2006 and 2007 which is being used to maintain Paragon as a corporate shell current with its SEC filings.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first six months of 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	in Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	June 30, 2009	June 30, 2009	Level 1	Level 2	Level 3

Marketable Securities	$123,318	$123,318	$123,318	$—	$—
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
The following is a discussion of our results of operations for the six month periods ended June 30, 2009 and 2008 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008.

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the six month period ended June 30, 2009, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
Results of Operations
Comparison of the Six Month Periods Ended June 30, 2009 and 2008
Revenues from Operations
Interest and dividend income decreased approximately $200 from approximately $5,100 for the six month period ended June 30, 2008 to approximately $4,900 for the six month period ended June 30, 2009.
Other income decreased from $100 for the six month period ended June 30, 2008 to zero for the six month period ended June 30, 2009.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $168,700 for the six month period ended June 30, 2008 to approximately $53,000 for the six month period ended June 30, 2009, a decrease of $115,700. The decrease is mainly the reduction of non-cash charges of $125,000 for salary and trustee fees paid with stock in 2008. The expense for the stock issued for salary and trustee fees was recognized in prior periods and no new stock has been issued to the executive officer or trustees though they continue to provide the same services. This decrease and decreases in directors and officers liability insurance of approximately $2,000 were partially offset by an increase of approximately $12,000 for accounting and audit expense due to timing differences of recording invoices between the two periods, and an increase in fees and additional accounting services in the current year.
Loss from Operations
As a result of the above, the loss from operations decreased from approximately $163,500 for the six month period ended June 30, 2008 to approximately $48,100 for the six month period ended June 30, 2009.
Gain/Loss on Sale of Marketable Securities
The loss on sale of marketable securities of approximately $5,000 for the six month period ended June 30, 2009 was a result of our selling some of the investments of publicly traded real estate companies having an adjusted basis of approximately $22,000 for approximately $17,000.
The gain on the sale of marketable securities for the six month period ended June 30, 2008 of approximately $2,000 was the result of our selling some of the investments of publicly traded real estate companies having an adjusted basis of approximately $16,000 for approximately $18,000.
Net Loss Attributable to Common Shareholders
As a result of the above, the net loss attributable to Common Shareholders decreased from approximately $161,700 for the six month period ended June 30, 2008 to approximately $52,800 for the six month period ended June 30, 2009.
Comparison of the Three Month Periods Ended June 30, 2009 and 2008
Revenues from Operations
Interest and dividend income decreased approximately $300 from approximately $2,700 for the three month period ended June 30, 2008 to approximately $2,400 for the three month period ended June 30, 2009 due to a combination of less invested in interest bearing bank accounts and lower interest rates in 2009, which was partially offset by increased dividends received in 2009 from investments of publicly traded real estate companies.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $73,100 for the three month period ended June 30, 2008 to approximately $20,800 for the three month period ended June 30, 2009, a decrease of approximately $52,300. This decrease is mainly the reduction of non-cash charges of $62,500 for salary and trustee fees paid with stock in 2008. The expense for the stock was recognized in prior periods and no new stock has been issued to the executive officer and trustees though they continue to provide the same services. This decrease and a decrease in directors and officers liability insurance of approximately $1,000 were partially offset by an increase in accounting and audit expense of approximately $11,100 due to timing differences of recording invoices between the two periods, and an increase in fees and additional accounting services in the current year.
Loss from Operations
As a result of the above, the loss from operations decreased from approximately $70,400 for the three month period ended June 30, 2008 to approximately $18,400 for the three month period ended June 30, 2009.

Gain/Loss on Sale of Marketable Securities
The gain or loss on the sale of marketable securities for the three month period ended June 30, 2009 was zero compared to a gain of approximately $2,000 for the three month period ended June 30, 2008, which was the result of our selling some of the investments of publicly traded real estate companies having an adjusted basis of approximately $16,000 for approximately $18,000.
Net Loss Attributable to Common Shareholders
As a result of the above, the net loss attributable to Common Shareholders decreased from approximately $68,500 for the three month period ended June 30, 2008 to approximately $18,400 for the three month period ended June 30, 2009.
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
Investments in Shares of Publicly Traded Companies
In early 2008, the Company began to invest a portion of its available cash in publicly traded shares of real estate companies. As of June 30, 2009, we have investments with a historical cost of approximately $144,000 invested in shares of 24 real estate companies and had approximately $3,000 in a money market account with the brokerage firm. The Company records the changes in market value on a quarterly basis as part of shareholders’ equity, until the shares are sold and a gain or loss is recognizable as part of operations. As of June 30, 2009, the historical cost of approximately $144,000 exceeded the market value of approximately $120,000, resulting in an unrealized loss on marketable securities of approximately $24,000 reflected in shareholders’ equity.
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At June 30, 2009, we have a net operating loss and at December 31, 2008, we had net operating losses totaling approximately $2.2 million. While the loss created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2028.
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
Cash Flows
As of June 30, 2009, our unrestricted cash resources were approximately $136,000. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.
The decrease in cash during the first six months of 2009 was approximately $46,400. Investments in marketable securities used approximately $64,600 and was offset by proceeds from the sale of marketable securities of approximately $60,300, resulting in net cash used for investing activities of approximately $4,300. The sale of marketable securities included approximately $43,400 in a money market account that was used to invest in marketable securities of publicly traded real estate companies. The remainder of the decrease in cash of approximately $42,100 was used to keep the Company currently filed as a public company. As a result, our cash balance decreased by approximately $46,400 from approximately $182,400 at December 31, 2008 to approximately $136,000 at June 30, 2009.
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
Long Term Liquidity and Operating Strategies
Our unrestricted cash of $136,000 is sufficient to meet only the Company’s anticipated obligations. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been searching for and reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.
Current Tax Status
At June 30, 2009, we have a net operating loss, and at December 31, 2008, we had net operating losses totaling approximately $2.2 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2028.
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
ITEM 4T. CONTROLS AND PROCEDURES
As of June 30, 2009, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a — 15(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Messrs. Mastandrea and Dee concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.
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

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea
Date: August 13, 2009		James C. Mastandrea
Chief Executive Officer (Principal executive officer)

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee
Date: August 13, 2009		John J. Dee
Chief Financial Officer (Principal financial and accounting officer)