Form 10-Q
period 2009-09-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2009-11-16
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☑                    No ☐
     The number of the registrant’s Common Shares outstanding as of November 16, 2009, was 443,203, including 38,130 common shares held in treasury.

FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheet — September 30, 2009 (unaudited) and December 31, 2008	Page -3-

Consolidated Statements of Operations — Nine months ended September 30, 2009 and September 30, 2008 (unaudited)	Page -4-

Consolidated Statements of Operations — Three months ended September 30, 2009 and September 30, 2008 (unaudited)	Page -5-

Consolidated Statements of Cash Flows — Nine months ended September 30, 2009 and September 30, 2008 (unaudited)	Page -6-

Notes to Consolidated Financial Statements (unaudited)	Page -7-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page -13-

Item 4T. Controls and Procedures	Page -18-

Part II. Other Information

Item 1. Legal Proceedings	Page -19-

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page -19-

Item 3. Defaults upon Senior Securities	Page -19-

Item 4. Submission of Matters to a Vote of Security Holders	Page -19-

Item 5. Other Information	Page -19-

Item 6. Exhibits	Page -19-

Signatures	Page -20-
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1

EX — 10.1	Form of second Amendment to Restricted Share Agreement for Trustees dated September 21, 2009
EX — 10.2	Second Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 21, 2009
EX — 31.1	Section 302 Certification of Chief Executive Officer
EX — 31.2	Section 302 Certification of Chief Financial Officer
EX — 32.1	CEO/CFO Certification Under 906 of Sarbanes-Oxley Act

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	September 30,
	2009	December 31,
	(unaudited)	2008
Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370	$5,370
Accumulated depreciation	(5,063)	(4,257)

Net investments in equipment	307	1,113

Cash	125,907	182,373
Marketable securities	167,182	111,191
Other assets	2,654	9,343

Total Assets	$296,050	$304,020

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	12,122	6,959

Total liabilities	12,122	6,959

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares — $0.01 par value, 10,000,000 authorized: 258,736 and 276,255 Class A cumulative convertible shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively, $10.00 per share liquidation preference	2,587	2,763
Preferred C Shares — $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares — $0.01 par value, 100,000,000 authorized: 443,203 and 442,398 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4,432	4,424
Additional paid-in capital	28,146,620	28,146,404
Accumulated deficit	(27,096,373)	(27,021,670)
Accumulated other comprehensive gain (loss), net unrealized gain (loss) on marketable securities	24,953	(36,569)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	283,928	297,061

Total Liabilities and Shareholders’ Equity	$296,050	$304,020

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the nine months ended September 30,
	2009	2008

Revenues
Interest/dividend income	$7,420	$7,778
Other income	—	100

Total revenues	7,420	7,878

Expenses
Depreciation and amortization	806	806
General and administrative	69,910	253,517

Total expenses	70,716	254,323

Loss from operations	(63,296)	(246,445)
Gain (loss) on sale of marketable securities	(11,408)	4,253

Net loss attributable to Common Shareholders	(74,704)	(242,192)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(.17)	$(.55)

Weighted average number of Common Shares outstanding: Basic and Diluted	442,748	442,346

Comprehensive loss:
Net loss	$(74,704)	$(242,192)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	61,522	(11,632)

Comprehensive loss	$(13,182)	$(253,824)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the three months ended September 30,
	2009	2008

Revenues
Interest/dividend income	$2,525	$2,697

Total revenues	2,525	2,697

Expenses
Depreciation and amortization	269	269
General and administrative	17,464	85,354

Total expenses	17,733	85,623

Loss from operations	(15,208)	(82,926)
Gain (loss) on sale of marketable securities	(6,702)	2,405

Net loss attributable to Common Shareholders	(21,910)	(80,521)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(.05)	$(.18)

Weighted average number of Common Shares outstanding: Basic and Diluted	443,164	442,362

Comprehensive income (loss):
Net loss	$(21,910)	$(80,521)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	49,006	(2,021)

Comprehensive income (loss)	$27,096	$(82,542)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(74,704)	$(242,192)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs paid through amortization of restricted common shares	50	41
Compensation costs and trustee fees incurred through the issuance of shares	—	187,500
Depreciation and amortization	806	806
Loss (gain) on sale of marketable securities	11,408	(4,253)
Net change in assets and liabilities:
Other assets	6,688	11,061
Accounts payable and accrued expenses	5,162	2,989

Net cash used in continuing operations	(50,590)	(44,048)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(118,252)	(153,431)
Proceeds from the sale of marketable securities	112,376	29,222

Net cash used for investing activities	(5,876)	(124,209)

Cash flows from financing activities:

Net cash from financing activities	—	—

Net decrease in cash	(56,466)	(168,257)
Cash
Beginning of period	182,373	421,196

End of period	$125,907	$252,939

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
Note 2 — Basis of Presentation
Consolidated Financial Statement Presentation
We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of September 30, 2009, the results of our operations for the nine month periods ended September 30, 2009 and 2008, the three month periods ended September 30, 2009 and 2008, and of our cash flows for the nine month periods ended September 30, 2009 and 2008 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2008.
We report our investments using the consolidated method of accounting as we own the majority of the outstanding voting interests and can control operations of a non-active subsidiary company. In the consolidation method, the accounts of this entity are combined with our accounts. All significant intercompany transactions are eliminated in consolidation.
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company received $500,000 during 2006 and 2007 from three trustees for payment of Class C Convertible Preferred Shares, which is being used to maintain Paragon as a public shell current in its SEC filings and to invest in publicly traded shares of real estate companies. In addition in the third quarter of 2006, an executive officer agreed to serve for two years without cash compensation in exchange for Class C Convertible Preferred Shares and all of the trustees agreed to serve on the board of the Company for fees paid with Class C Convertible Preferred Shares to help preserve the Company’s limited cash. The agreements with the executive officer and the trustees were amended in the third quarter of 2008 and 2009 to extend the service periods by an additional year for each amendment with no increase in the Class C Convertible Preferred Shares paid. The Company has continued to incur net losses and at September 30, 2009 had unrestricted cash of approximately $126,000. The decrease in cash during the first nine months of 2009 was approximately $56,500. A net increase in investments in marketable securities used approximately $5,900 and the remainder of approximately $50,600 was used to keep the Company operating as a public company. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to allow us to continue as a going concern.

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
Note 3 — Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2009, and the reported amounts of revenues and expenses for the nine and three month periods ended September 30, 2009 and 2008. Actual results could differ from those estimates. Significant estimates include the valuation of deferred taxes and a related allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
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
Other Assets
As of September 30, 2009, other assets of $2,654 is $1,863 is prepaid insurance and $791 dividends receivable from marketable securities.
Revenue Recognition
Revenues include interest earned on cash balances and dividends received on investments of publicly traded shares of real estate companies.

Stock Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) , Share-Based Payment, now referred to as Accounting Standards Codification 718 (“ASC 718”), Compensation — Stock Compensation, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that these transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.
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
At September 30, 2009, we have a net operating loss, and at December 31, 2008, we had net operating losses totaling approximately $2.2 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2028.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Reclassifications
We have reclassified certain prior year amounts in the accompanying consolidated statements of cash flows to be consistent with the current year presentation. The reclassification shows the “gain on sale of marketable securities” as a reduction in “cash flow from continuing operations” and “proceeds from the sale of marketable securities” as a separate amount rather than being combined with “cash used for the purchase of marketable securities.”
Subsequent Events
The Company has evaluated subsequent events through November 16, 2009, the date which the financial statement were available to be issued.
Note 4 — Marketable Securities
Our investments in marketable securities are available-for-sale as of September 30, 2009, and represent publicly traded common shares of real estate companies.
As of September 30, 2009, our marketable securities had a fair market value of approximately $167,000, including marketable securities at market value of approximately $163,000 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $4,000. We recorded an unrealized gain on marketable securities during the first nine months of 2009 of approximately $61,500, which is shown in shareholders’ equity as unrealized gain on marketable securities.

We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the nine month period ended September 30, 2009, we sold marketable securities for approximately $70,000, having an adjusted basis of approximately $81,000, and recognized a loss of approximately $11,000.
Note 5 — Equity
Effective September 29, 2006, three independent trustees of Paragon signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 to sustain the operations and maintain Paragon as a corporate shell current in its SEC filings. The Company received the installment payments from the trustees totaling $500,000 during 2006 and 2007.
In addition, on September 29, 2006, James C. Mastandrea, President, Chief Executive Officer, and Chairman of the Board of Trustees of Paragon, signed a subscription agreement to purchase 44,444 restricted shares of Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Convertible Preferred Shares are subject to forfeiture and are restricted from being sold by Mr. Mastandrea. The restrictions on the Class C Convertible Preferred Shares were to be removed upon the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. In September 2008 and 2009, this agreement was amended to extend the service period and vesting period restriction dates by an additional year; therefore, the service period ending date and the vesting period date are September 29, 2010.
Each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon, dated September 29, 2006, to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Convertible Preferred Shares were to be removed upon the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. In September 2008 and 2009, these agreements were amended to extend the service period and vesting period restriction dates by an additional year; therefore, the service period ending date and the vesting period date are September 29, 2010.
On May 28, 2009, 16,519 Class A preferred shares were converted into 759 common shares, at a conversion rate of 0.046 common shares for each preferred share.
On September 17, 2009, 1,000 Class A preferred shares were converted into 46 common shares, at a conversion rate of 0.046 common shares for each preferred share.
No options were issued during the nine month period ended September 30, 2009.
Options for 2,000 shares issued to each of James Mastandrea and John Dee on January 2, 2004 expired on January 2, 2009 and were canceled.
Note 6 — Loss Per Share
Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. As shown in the following table, the weighted average number of common shares outstanding for the nine months ended September 30, 2009 and September 30, 2008 were 442,748 and 442,346, respectively. Common share equivalents of 2,514,491 as of September 30, 2009 and 2,507,629 as of September 30, 2008 include outstanding Class A Convertible Preferred shares, Class C Convertible Preferred shares, warrants, and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the nine months ended September 30,
	2009	2008
Numerator

Net loss attributable to Common Shareholders	$(74,704)	$(242,192)

Denominator
Weighted average Common Shares outstanding at September 30, 2009 and September 30, 2008, respectively: Basic and Diluted	442,748	442,346

Basic and Diluted EPS
Net loss from continuing operations	$(0.17)	$(0.55)

Net loss attributable to Common Shareholders: Basic and Diluted	$(0.17)	$(0.55)

Note 7 — Commitments and Contingencies
Liquidity
As of September 30, 2009, our unrestricted cash resources were approximately $126,000. During 2006, three of our independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash. The trustees paid installments totaling $500,000 during 2006 and 2007 which is being used to sustain the operations and maintain Paragon as a corporate shell current with its SEC filings.
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

Note 8 — Fair Value Measurements
Effective January 1, 2008, we adopted Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements and Disclosures, as it applies to our financial instruments Accounting Standards Codification 825 (“ASC 825”), Financial Instruments. (Prior to codification of accounting standards, ASC 820 was known as Financial Accounting Standard No. 157, Fair Value Measurements, and ASC 825 was known as Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.) ASC 820 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. ASC 825 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.
Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. ASC 820 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. ASC 820 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during the first nine months of 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	in Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	September 30, 2009	September 30, 2009	Level 1	Level 2	Level 3

Marketable Securities	$167,182	$167,182	$167,182	$—	$—
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
Effective September 29, 2006, three independent members of the Board of Trustees signed subscription agreements to purchase a total of 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 cash, and James C. Mastandrea, Paragon’s President, Chief Executive Officer and Chairman of the Board of Trustees, signed a similar agreement to accept 44,444 restricted Class C Convertible Preferred Shares as his compensation for services to Paragon for the following two years ended September 29, 2008. This agreement was amended in September 2008 and 2009 to extend the service period and the vesting period restriction dates by an additional year; therefore, the service period and the vesting period ends September 29, 2010. The Company received installments totaling $500,000 during 2006 and 2007 from the three trustees for payment of Class C Convertible Preferred Shares, which is to be used to sustain the operations and maintain Paragon as a public shell current with its SEC filings. Also, each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ended September 29, 2008. These agreements were amended in September 2008 and 2009 to extend the service period and vesting period restriction dates by an additional year; therefore, the service period and the vesting period ends ends September 29, 2010.
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
The following is a discussion of our results of operations for the nine month periods ended September 30, 2009 and 2008 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008.

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the nine month period ended September 30, 2009, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
Results of Operations
Comparison of the Nine Month Periods Ended September 30, 2009 and 2008
Revenues from Operations
Interest and dividend income decreased approximately $400 from approximately $7,800 for the nine month period ended September 30, 2008 to approximately $7,400 for the nine month period ended September 30, 2009 due to a combination of less invested in interest bearing bank accounts and lower interest rates in 2009, which was partially offset by increased dividends received in 2009 from investments of publicly traded real estate companies.
Other income decreased from $100 for the nine month period ended September 30, 2008 to zero for the nine month period ended September 30, 2009.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $254,300 for the nine month period ended September 30, 2008 to approximately $70,700 for the nine month period ended September 30, 2009, a decrease of $183,600. The decrease is mainly the reduction of non-cash charges of $187,500 for salary and trustee fees paid with stock in 2008. The expense for the stock issued for salary and trustee fees was recognized in prior periods and no new stock has been issued to the executive officer or trustees though they continue to provide the same services. This decrease, a decrease in directors and officers liability insurance of approximately $3,000 and a decrease in rent of approximately $1,300 were partially offset by an increase of approximately $6,700 for accounting and audit expense and approximately $1,500 in general office expenses.
Loss from Operations
As a result of the above, the loss from operations decreased from approximately $246,400 for the nine month period ended September 30, 2008 to approximately $63,300 for the nine month period ended September 30, 2009.
Gain/Loss on Sale of Marketable Securities
The loss on sale of marketable securities of approximately $11,400 for the nine month period ended September 30, 2009 was a result of our selling some of the investments of publicly traded real estate companies having an adjusted basis of approximately $81,400 for approximately $70,000.
The gain on the sale of marketable securities for the nine month period ended September 30, 2008 of approximately $4,300 was the result of our selling some of the investments of publicly traded real estate companies having an adjusted basis of approximately $36,700 for approximately $41,000.
Net Loss Attributable to Common Shareholders
As a result of the above, the net loss attributable to Common Shareholders decreased from approximately $242,200 for the nine month period ended September 30, 2008 to approximately $74,700 for the nine month period ended September 30, 2009.
Comparison of the Three Month Periods Ended September 30, 2009 and 2008
Revenues from Operations
Interest and dividend income decreased approximately $200 from approximately $2,700 for the three month period ended September 30, 2008 to approximately $2,500 for the three month period ended
September 30, 2009 due to a combination of less invested in interest bearing bank accounts and lower interest rates in 2009, which was partially offset by increased dividends received in 2009 from investments of publicly traded real estate companies.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $85,600 for the three month period ended September 30, 2008 to approximately $17,700 for the three month period ended September 30, 2009, a decrease of approximately $67,900. This decrease is mainly the reduction of non-cash charges of $62,500 for salary and trustee fees paid with stock in 2008. The expense for the stock was recognized in prior periods and no new stock has been issued to the executive officer and trustees though they continue to provide the same services. This decrease, a decrease in directors and officers liability insurance of approximately $1,000 and a decrease in accounting and audit expense of approximately $5,300 were partially offset by a net increase in general office expenses of approximately $900.
Loss from Operations
As a result of the above, the loss from operations decreased from approximately $82,900 for the three month period ended September 30, 2008 to approximately $15,200 for the three month period ended September 30, 2009.

Gain/Loss on Sale of Marketable Securities
The loss on the sale of marketable securities for the three month period ended September 30, 2009 was approximately $6,700 compared to a gain of approximately $2,400 for the three month period ended September 30, 2008, which was the result of our selling some of the investments of publicly traded real estate companies having an adjusted basis of approximately $59,900 for approximately $53,200.
Net Loss Attributable to Common Shareholders
As a result of the above, the net loss attributable to Common Shareholders decreased from approximately $80,500 for the three month period ended September 30, 2008 to approximately $21,900 for the three month period ended September 30, 2009.
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
Investments in Shares of Publicly Traded Companies
In early 2008, the Company began to invest a portion of its available cash in publicly traded shares of real estate companies. As of September 30, 2009, we have investments with a historical cost of approximately $138,000 invested in shares of 27 real estate companies and had approximately $4,200 in a money market account with the brokerage firm. The Company records the changes in market value on a quarterly basis as part of shareholders’ equity, until the shares are sold and a gain or loss is recognizable as part of operations. As of September 30, 2009, the market value of approximately $163,000 exceeded the historical cost of approximately $138,000, resulting in an unrealized gain on marketable securities of approximately $25,000 reflected in shareholders’ equity.
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At September 30, 2009, we have a net operating loss and at December 31, 2008, we had net operating losses totaling approximately $2.2 million. While the loss created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2028.
Liquidity and Capital Resources
Historically, the Company has used cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Currently, our unrestricted cash is not sufficient to allow us to continue operations and we have been reviewing alternatives, including value-added real estate opportunities for land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments, as well as selling the corporate entity and seeking additional investors. The Company received a total of $500,000 during 2006 and 2007 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings and investment in publicly traded shares of real estate companies. In addition, an executive officer agreed to serve for four years without cash compensation in exchange for Class C Convertible Preferred Shares and all of the trustees agreed to serve on the board of the Company for fees paid with Class C Convertible Preferred Shares for four years to help preserve the Company’s limited cash. Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate opportunities or sold to another company.
Cash Flows
As of September 30, 2009, our unrestricted cash resources were approximately $126,000. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.
The decrease in cash during the first nine months of 2009 was approximately $56,500. Investments in marketable securities used approximately $118,300 and was offset by proceeds from the sale of marketable securities of approximately $112,400, resulting in net cash used for investing activities of approximately $5,900. The sale of marketable securities included approximately $42,400 in a money market account that was used to invest in marketable securities of publicly traded real estate companies. The remainder of the decrease in cash of approximately $50,600 was used to sustain the operations and keep the Company currently filed as a public company. As a result, our cash balance decreased by approximately $56,500 from approximately $182,400 at December 31, 2008 to approximately $125,900 at September 30, 2009.
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
Long Term Liquidity and Operating Strategies
Our unrestricted cash of $126,000 is sufficient to meet only the Company’s anticipated obligations. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been searching for and reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.
Current Tax Status
At September 30, 2009, we have a net operating loss, and at December 31, 2008, we had net operating losses totaling approximately $2.2 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2028.
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
ITEM 4T. CONTROLS AND PROCEDURES
As of September 30, 2009, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
Exhibits

Exhibit
Number	Exhibit Description

10.1	Form of Second Amendment to Restricted Share Agreement for Trustees dated September 21, 2009

10.2	Second Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 21, 2009

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea
Date: November 16, 2009		James C. Mastandrea
Chief Executive Officer (Principal executive officer)

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee
Date: November 16, 2009		John J. Dee
Chief Financial Officer (Principal financial and accounting officer)