Form 10-Q
period 2010-06-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2010-08-11
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☑           No ☐
     The number of the registrant’s Common Shares outstanding as of August 11, 2010, was 443,226, including 38,130 common shares held in treasury.

FORM 10-Q
INDEX

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370	$5,370
Accumulated depreciation	(5,370)	(5,217)

Net investments in equipment	—	153

Cash	67,864	94,198
Marketable securities	182,734	178,520
Other assets	5,345	10,662

Total Assets	$255,943	$283,533

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	5,945	1,595

Total liabilities	5,945	1,595

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares — $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding at June 30, 2010 and December 31, 2009, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares — $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares — $0.01 par value, 100,000,000 authorized: 443,226 shares issued and outstanding at June 30, 2010 and December 31, 2009	4,432	4,432
Additional paid-in capital	28,146,590	28,146,590
Accumulated deficit	(27,140,468)	(27,108,003)
Accumulated other comprehensive income, net unrealized gain on marketable securities	35,152	34,627
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	249,998	281,938

Total Liabilities and Shareholders’ Equity	$255,943	$283,533

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the six months ended June 30,
	2010	2009
Revenues
Interest/dividend income	$3,405	$4,896

Total revenues	3,405	4,896

Expenses
Depreciation	154	537
General and administrative	35,716	52,447

Total expenses	35,870	52,984

Loss from operations	(32,465)	(48,088)
Gain (loss) on sale of marketable securities	—	(4,706)

Net loss attributable to Common Shareholders	(32,465)	(52,794)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(.07)	$(.12)

Weighted average number of Common Shares outstanding: Basic and Diluted	443,226	442,536

Comprehensive loss:
Net loss	$(32,465)	$(52,794)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	525	12,516

Comprehensive loss	$(31,940)	$(40,278)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30,
	2010	2009
Revenues
Interest/dividend income	$1,939	$2,435

Total revenues	1,939	2,435

Expenses
Depreciation	—	269
General and administrative	13,338	20,561

Total expenses	13,338	20,830

Loss from operations	(11,399)	(18,395)
Gain (loss) on sale of marketable securities	—	—

Net loss attributable to Common Shareholders	(11,399)	(18,395)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(.03)	$(.04)

Weighted average number of Common Shares outstanding: Basic and Diluted	443,226	442,673

Comprehensive loss:
Net loss	$(11,399)	$(18,395)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(15,615)	31,192

Comprehensive loss	$(27,014)	$12,797

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(32,465)	$(52,794)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs paid through amortization of restricted common shares	—	28
Depreciation	154	537
Loss (gain) on sale of marketable securities	—	4,706
Net change in assets and liabilities:
Other assets	5,316	4,959
Accounts payable and accrued expenses	4,350	516

Net cash used in continuing operations	(22,645)	(42,048)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(3,689)	(64,572)
Proceeds from the sale of marketable securities	—	60,254

Net cash used for investing activities	(3,689)	(4,318)

Cash flows from financing activities:

Net cash from financing activities	—	—

Net decrease in cash	(26,334)	(46,366)
Cash
Beginning of period	94,198	182,373

End of period	$67,864	$136,007

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
Note 1 – Organization
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on investing in value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. In addition, in early 2008, the Company began to invest a portion of its available cash in publicly traded shares of real estate companies. Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate opportunities or sold to another company.
Note 2 – Basis of Presentation
Consolidated Financial Statement Presentation
We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of June 30, 2010, the results of our operations for the six month periods ended June 30, 2010 and 2009, for the three month periods ended June 30, 2010 and 2009, and of our cash flows for the six month periods ended June 30, 2010 and 2009 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2009.
We report our investments using the consolidated method of accounting as we own the majority of the outstanding voting interests and can control operations of a non-active subsidiary company. In the consolidation method, the accounts of this entity are combined with our accounts. All significant intercompany transactions are eliminated in consolidation.
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company is being maintained as a public shell current in its SEC filings. Operations consist only of investments on a temporary basis in publicly traded real estate companies while management and the board evaluate real estate opportunities to put into the Company or decide to sell the entity to a party that needs a public shell.
At June 30, 2010, our unrestricted cash was approximately $67,900 and our investments in publicly traded real estate companies, which can be liquidated into cash, was approximately $182,700. The decrease in cash during the first six months of 2010 was approximately $26,300. A net increase in investments in marketable securities used approximately $3,700 and the remainder of approximately $22,600 was expenses to keep the Company operating as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting, audit, and legal fees. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to allow us to continue as a going concern.

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
Note 3 – Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2010, and the reported amounts of revenues and expenses for the six and three month periods ended June 30, 2010 and 2009. Actual results could differ from those estimates. Significant estimates include the valuation of deferred taxes and a related allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
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
Other Assets
As of June 30, 2010, other assets of $5,345 are $4,383 prepaid insurance and $962 dividends receivable from marketable securities.
Revenue Recognition
Revenues include interest earned on cash balances and dividends received on investments of publicly traded shares of real estate companies.
Stock Based Compensation
On January 1, 2006, the Company adopted Accounting Standards Codification 718 (“ASC 718”), Compensation – Stock Compensation, which specifies the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that these transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.
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
At June 30, 2010, we have a net operating loss, and at December 31, 2009, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2029.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Note 4 – Marketable Securities
Our investments in marketable securities are available-for-sale as of June 30, 2010, and represent publicly traded common shares of real estate companies.
As of June 30, 2010, our marketable securities had a fair market value of approximately $182,700, including marketable securities at market value of approximately $173,100 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $9,600. We recorded an unrealized gain on marketable securities during the first six months of 2010 of approximately $500, which is shown in shareholders’ equity as unrealized gain on marketable securities.
We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the six month period ended June 30, 2010, we did not sell any marketable securities.
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
No Class A preferred shares were converted into common shares during the six month period ended June 30, 2010.
No options were issued during the six month period ended June 30, 2010.
No options expired during the six month period ended June 30, 2010.
Note 6 – Loss Per Share
Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. As shown in the following table, the weighted average number of common shares outstanding for the six months ended June 30, 2010 and June 30, 2009 were 443,226 and 442,536, respectively. Common share equivalents of 2,514,468 as of June 30, 2010 and 2,514,537 as of June 30, 2009 include outstanding Class A Convertible Preferred shares, Class C Convertible Preferred shares, warrants, and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the six months ended June 30,
	2010	2009
Numerator

Net loss attributable to Common Shareholders	$(32,465)	$(52,794)

Denominator
Weighted average Common Shares outstanding at September 30, 2009 and September 30, 2008, respectively: Basic and Diluted	443,226	442,536

Basic and Diluted EPS
Net loss from continuing operations	$(0.07)	$(0.12)

Net loss attributable to Common Shareholders:
Basic and Diluted	$(0.07)	$(0.12)

Note 7 – Commitments and Contingencies
Liquidity
As of June 30, 2010, our unrestricted cash was approximately $68,000 and our investments in publicly traded real estate companies, which can be liquidated into cash, was approximately $183,000.

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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during the first six months of 2010 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	in Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	June 30, 2010	June 30, 2010	Level 1	Level 2	Level 3

Marketable Securities	$182,734	$182,734	$182,734	$—	$—
The fair value of the marketable securities is based on quoted market prices in an active market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on investing in value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing the possibility of selling the corporate entity or seeking additional investors.
Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate opportunities or sold to another company. Because our unrestricted cash and our investments in publicly traded real estate companies, which can be liquidated into cash, are not sufficient to allow us to continue operations, we have been reviewing other alternatives, including seeking additional investors or selling the corporate entity. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.
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
Forward-Looking Information
This report on Form 10-Q contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, our failure to obtain adequate financing to continue our operations, changes in general economic conditions, changes in real estate conditions, fluctuations in market prices of our investments in publicly traded companies, our inability to liquidate our investments for the value shown in our financial statements, changes in prevailing interest rates, changes in our current filing status with the SEC, the cost or general availability of equity and debt financing, failure to acquire properties in accordance with our value added strategy, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2009.

The following is a discussion of our results of operations for the six month periods ended June 30, 2010 and 2009 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009.
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009.
•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.
•	Our primary sources and uses of cash for the six month period ended June 30, 2010, and how we intend to generate cash for long-term capital needs.
•	Our current income tax status.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
Results of Operations
Comparison of the Six Month Periods Ended June 30, 2010 and 2009
Revenues from Operations
Interest and dividend income decreased approximately $1,500 from approximately $4,900 for the six month period ended June 30, 2009 to approximately $3,400 for the six month period ended June 30, 2010. This was due to a combination of less invested in interest bearing bank accounts and lower interest rates in 2010. Dividends received from investments of publicly traded real estate companies also decreased in 2010.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $53,000 for the six month period ended June 30, 2009 to approximately $35,900 for the six month period ended June 30, 2010, a decrease of $17,100. This decrease is the result of decreases in legal, accounting and audit expense of approximately $14,700 and a decrease of approximately $2,400 in other general overhead expenses.
Loss from Operations
As a result of the above, the loss from operations decreased approximately $15,600, from approximately $48,100 for the six month period ended June 30, 2009 to approximately $32,500 for the six month period ended June 30, 2010.
Gain/Loss on Sale of Marketable Securities
No securities were sold in the six month period ended June 30, 2010.
The loss on sales of marketable securities of approximately $4,700 for the six month period ended June 30, 2009 was a result of our selling some of the investments of publicly traded real estate companies having an adjusted basis of approximately $21,600 for approximately $16,900.

Net Loss Attributable to Common Shareholders
As a result of the above, the net loss attributable to Common Shareholders decreased from approximately $52,800 for the six month period ended June 30, 2009 to approximately $32,500 for the six month period ended June 30, 2010.
Comparison of the Three Month Periods Ended June 30, 2010 and 2009
Revenues from Operations
Interest and dividend income decreased approximately $500 from approximately $2,400 for the three month period ended June 30, 2009 to approximately $1,900 for the three month period ended June 30, 2010 due to a combination of less invested in interest bearing bank accounts and lower interest rates in 2010. Dividends received from investments of publicly traded real estate companies also decreased in 2010.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $20,800 for the three month period ended June 30, 2009 to approximately $13,300 for the three month period ended June 30, 2010, a decrease of approximately $7,500. This decrease is the result of decreases in legal, accounting and audit expense of approximately $6,100 and a decrease of approximately $1,400 in other general overhead expenses.
Loss from Operations
As a result of the above, the loss from operations decreased from approximately $18,400 for the three month period ended June 30, 2009 to approximately $11,400 for the three month period ended June 30, 2010.
Net Loss Attributable to Common Shareholders
As a result of the above, the net loss attributable to Common Shareholders decreased from approximately $18,400 for the three month period ended June 30, 2009 to approximately $11,400 for the three month period ended June 30, 2010.
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
Investments in Shares of Publicly Traded Companies
In early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of real estate companies. As of June 30, 2010, we have investments with a historical cost of approximately $138,000 invested in shares of 27 real estate companies and had approximately $9,600 in a money market account with the brokerage firm. The Company records the changes in market value on a quarterly basis as part of shareholders’ equity until the shares are sold and a gain or loss is recognizable as part of operations. As of June 30, 2010, the market value of approximately $173,100 exceeded the historical cost of approximately $138,000, resulting in an unrealized gain on marketable securities of approximately $35,200 reflected in shareholders’ equity. The investments are available to be liquidated into cash as needed.

Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At June 30, 2010, we have a net operating loss and at December 31, 2009, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2029.
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
Cash Flows
As of June 30, 2010, our unrestricted cash was approximately $68,000 and our investments, which can be liquidated into cash, was approximately $183,000. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.
The decrease in cash during the first six months of 2010 was approximately $26,300. Investments in marketable securities used approximately $3,700. The remainder of the decrease in cash of approximately $22,600 was used to sustain the operations and keep the Company currently filed as a public company. As a result, our cash balance decreased by approximately $26,300 from approximately $94,200 at December 31, 2009 to approximately $67,900 at June 30, 2010.
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
Long Term Liquidity and Operating Strategies
Our unrestricted cash of approximately $67,900 and our investments of approximately $182,700, which can be liquidated into cash, are sufficient to meet only the Company’s anticipated short-term obligations. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been searching for and reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.
Current Tax Status
At June 30, 2010, we have a net operating loss, and at December 31, 2009, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2029.
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
ITEM 4T. CONTROLS AND PROCEDURES
As of June 30, 2010, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.
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

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea
Date: August 11, 2010		James C. Mastandrea
Chief Executive Officer (Principal executive officer)

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee
Date: August 11, 2010		John J. Dee
Chief Financial Officer (Principal financial and accounting officer)