Form 10-Q
period 2010-09-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2010-10-22
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑          No ☐
          The number of the registrant’s Common Shares outstanding as of October 22, 2010, was 443,226, including 38,130 common shares held in treasury.

FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets – September 30, 2010 (unaudited) and December 31, 2009	Page - 3 -

Consolidated Statements of Operations – Nine months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)	Page - 4 -

Consolidated Statements of Operations – Three months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)	Page - 5 -

Consolidated Statements of Cash Flows – Nine months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)	Page - 6 -

Notes to Consolidated Financial Statements (unaudited)	Page - 7 -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page - 13 -

Item 4T. Controls and Procedures	Page - 17 -

Part II. Other Information

Item 1. Legal Proceedings	Page - 18 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page - 18 -

Item 3. Defaults upon Senior Securities	Page - 18 -

Item 5. Other Information	Page - 18 -

Item 6. Exhibits	Page - 18 -

Signatures	Page - 19 -

EX – 10.1 Form of Third Amendment to Restricted Share Agreement for Trustees dated September 28, 2010
EX – 10.2 Third Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2010
EX – 31.1 Section 302 Certification of Chief Executive Officer
EX – 31.2 Section 302 Certification of Chief Financial Officer
EX – 32.1 CEO/CFO Certification Under 906 of Sarbanes-Oxley Act
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370	$5,370
Accumulated depreciation	(5,370)	(5,217)

Net investments in equipment	--	153

Cash	52,662	94,198
Marketable securities	207,016	178,520
Other assets	2,825	10,662

Total Assets	$262,503	$283,533

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	4,545	1,595

Total liabilities	4,545	1,595

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares — $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares — $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares — $0.01 par value, 100,000,000 authorized: 443,226 shares issued and outstanding.	4,432	4,432
Additional paid-in capital	28,146,590	28,146,590
Accumulated deficit	(27,154,859)	(27,108,003)
Accumulated other comprehensive income, net unrealized gain on marketable securities	57,503	34,627
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	257,958	281,938

Total Liabilities and Shareholders’ Equity	$262,503	$283,533

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the nine months ended September 30,

	2010	2009
Revenues
Interest/dividend income	$5,336	$7,420
Other income	252	--

Total revenues	5,588	7,420

Expenses
Depreciation	154	806
General and administrative	52,290	69,910

Total expenses	52,444	70,716

Loss from operations	(46,856)	(63,296)
Gain (loss) on sale of marketable securities	--	(11,408)

Net loss attributable to Common Shareholders	(46,856)	(74,704)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(.11)	$(.17)

Weighted average number of Common Shares outstanding: Basic and Diluted	443,226	442,748

Comprehensive loss:
Net loss	$(46,856)	$(74,704)
Other comprehensive income (loss):
Unrealized gain on marketable securities	22,875	61,522

Comprehensive loss	$(23,981)	$(13,182)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the three months ended September 30,

	2010	2009
Revenues
Interest/dividend income	$1,931	$2,525
Other income	252	--

Total revenues	2,183	2,525

Expenses
Depreciation	--	269
General and administrative	16,574	17,464

Total expenses	16,574	17,733

Loss from operations	(14,391)	(15,208)
Gain (loss) on sale of marketable securities	--	(6,702)

Net loss attributable to Common Shareholders	(14,391)	(21,910)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(.03)	$(.05)

Weighted average number of Common Shares outstanding: Basic and Diluted	443,226	443,164

Comprehensive gain:
Net loss	$(14,391)	$(21,910)
Other comprehensive income (loss):
Unrealized gain on marketable securities	22,351	49,006

Comprehensive gain	$7,960	$27,096

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,

	2010	2009
Cash flows from operating activities:
Net loss	$(46,856)	$(74,704)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs paid through amortization of restricted common shares	--	50
Depreciation	154	806
Loss (gain) on sale of marketable securities	--	11,408
Net change in assets and liabilities:
Other assets	7,836	6,688
Accounts payable and accrued expenses	2,950	5,162

Net cash used in continuing operations	(35,916)	(50,590)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(5,620)	(118,252)
Proceeds from the sale of marketable securities	--	112,376

Net cash used for investing activities	(5,620)	(5,876)

Cash flows from financing activities:

Net cash from financing activities	--	--

Net decrease in cash	(41,536)	(56,466)
Cash
Beginning of period	94,198	182,373

End of period	$52,662	$125,907

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
Note 2 – Basis of Presentation
Consolidated Financial Statement Presentation
We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of September 30, 2010, the results of our operations for the nine month periods ended September 30, 2010 and 2009, for the three month periods ended September 30, 2010 and 2009, and of our cash flows for the nine month periods ended September 30, 2010 and 2009 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2009.
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
At September 30, 2010, our unrestricted cash was approximately $52,700 and our investments in publicly traded real estate companies, which can be liquidated into cash, was approximately $207,000. The decrease in cash during the first nine months of 2010 was approximately $41,500. A net increase in investments in marketable securities used approximately $5,600 and the remainder of approximately $35,900 was expenses to keep the Company operating as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting, audit, and legal fees. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to allow us to continue as a going concern.

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
Note 3 – Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2010, and the reported amounts of revenues and expenses for the nine and three month periods ended September 30, 2010 and 2009. Actual results could differ from those estimates. Significant estimates include the valuation of deferred taxes and a related allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
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
Other Assets
As of September 30, 2010, other assets of $2,825 are $1,863 prepaid insurance and $962 dividends receivable from marketable securities.
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
At September 30, 2010, we have a net operating loss, and at December 31, 2009, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2029.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Note 4 – Marketable Securities
Our investments in marketable securities are available-for-sale as of September 30, 2010, and represent publicly traded common shares of real estate companies.
As of September 30, 2010, our marketable securities had a fair market value of approximately $207,000, including marketable securities at market value of approximately $195,500 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $11,500. We recorded an unrealized gain on marketable securities during the first nine months of 2010 of approximately $22,900, which is shown in shareholders’ equity as unrealized gain on marketable securities.
We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the nine month period ended September 30, 2010, we did not sell any marketable securities.
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
In addition, on September 29, 2006, James C. Mastandrea, President, Chief Executive Officer, and Chairman of the Board of Trustees of Paragon, signed a subscription agreement to purchase 44,444 restricted shares of Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Convertible Preferred Shares are subject to forfeiture and are restricted from being sold by Mr. Mastandrea. The restrictions on the Class C Convertible Preferred Shares were to be removed upon the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. In September 2008, 2009 and 2010, this agreement was amended to extend the service period and vesting period restriction dates by an additional year; therefore, the service period ending date and the vesting period date are September 29, 2011.

Each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon, dated September 29, 2006, to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Convertible Preferred Shares were to be removed upon the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. In September 2008, 2009 and 2010, these agreements were amended to extend the service period and vesting period restriction dates by an additional year; therefore, the service period ending date and the vesting period date are September 29, 2011.
No Class A Preferred Shares were converted into common shares during the nine month period ended September 30, 2010.
No options were issued during the nine month period ended September 30, 2010.
No options expired during the nine month period ended September 30, 2010.
On September 23, 2010, warrants for 11,666.67 common shares issued to our legal counsel, Kohrman Jackson & Krantz P.L.L., expired.
Note 6 – Loss Per Share
Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. As shown in the following table, the weighted average number of common shares outstanding for the nine months ended September 30, 2010 and September 30, 2009 were 443,226 and 442,748, respectively. Common share equivalents of 2,502,801 as of September 30, 2010 and 2,514,491 as of September 30, 2009 include outstanding Class A Convertible Preferred Shares, Class C Convertible Preferred Shares, warrants, and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the nine months ended September 30,
	2010	2009
Numerator

Net loss attributable to Common Shareholders	$(46,856)	$(74,704)

Denominator
Weighted average Common Shares outstanding at September 30, 2010 and September 30, 2009, respectively: Basic and Diluted	443,226	442,748

Basic and Diluted EPS
Net loss from continuing operations	$(0.11)	$(0.17)

Net loss attributable to Common Shareholders:
Basic and Diluted	$(0.11)	$(0.17)

Note 7 – Commitments and Contingencies
Liquidity
As of September 30, 2010, our unrestricted cash was approximately $52,700 and our investments in publicly traded real estate companies, which can be liquidated into cash, was approximately $207,000.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during the first nine months of 2010 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	in Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	September 30, 2010	September 30, 2010	Level 1	Level 2	Level 3

Marketable Securities	$207,016	$207,016	$207,016	$-	$-
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

The following is a discussion of our results of operations for the nine and three month periods ended September 30, 2010 and 2009 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009.

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the nine month period ended September 30, 2010, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
Results of Operations
Comparison of the Nine Month Periods Ended September 30, 2010 and 2009
Revenues from Operations
Interest and dividend income decreased approximately $2,100 from approximately $7,400 for the nine month period ended September 30, 2009 to approximately $5,300 for the nine month period ended September 30, 2010. This was due to a combination of less invested in interest bearing bank accounts and lower interest rates in 2010. Dividends received from investments of publicly traded real estate companies also decreased in 2010. Other income of approximately $300 was a refund of workers compensation deposit.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $70,700 for the nine month period ended September 30, 2009 to approximately $52,400 for the nine month period ended September 30, 2010, a decrease of $18,300. This decrease is the result of decreases in legal, accounting and audit expense of approximately $12,700 and a decrease of approximately $5,600 in other general overhead expenses.
Loss from Operations
As a result of the above, the loss from operations decreased approximately $16,400, from approximately $63,300 for the nine month period ended September 30, 2009 to approximately $46,900 for the nine month period ended September 30, 2010.
Gain/Loss on Sale of Marketable Securities
No securities were sold in the nine month period ended September 30, 2010.
The loss on sale of marketable securities of approximately $11,400 for the nine month period ended September 30, 2009 was a result of our selling investments of publicly traded real estate companies having an adjusted basis of approximately $81,400 for approximately $70,000.

Net Loss Attributable to Common Shareholders
As a result of the above, the net loss attributable to Common Shareholders decreased from approximately $74,700 for the nine month period ended September 30, 2009 to approximately $46,900 for the nine month period ended September 30, 2010.
Comparison of the Three Month Periods Ended September 30, 2010 and 2009
Revenues from Operations
Interest and dividend income decreased approximately $600 from approximately $2,500 for the three month period ended September 30, 2009 to approximately $1,900 for the three month period ended September 30, 2010 due to a combination of less invested in interest bearing bank accounts and lower interest rates in 2010. Dividends received from investments of publicly traded real estate companies also decreased in 2010. Other income of approximately $300 was a refund of workers compensation deposit.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $17,700 for the three month period ended September 30, 2009 to approximately $16,600 for the three month period ended September 30, 2010, a decrease of approximately $1,100. This decrease is the result of a decrease of approximately $3,100 in general overhead expenses offset by increases in legal, accounting and audit expense of approximately $2,000.
Loss from Operations
As a result of the above, the loss from operations decreased from approximately $15,200 for the three month period ended September 30, 2009 to approximately $14,400 for the three month period ended September 30, 2010.
Gain/Loss on Sale of Marketable Securities
No securities were sold in the three month period ended September 30, 2010.
The loss on sale of marketable securities of approximately $6,700 for the three month period ended September 30, 2009 was a result of our selling investments of publicly traded real estate companies having an adjusted basis of approximately $59,900 for approximately $53,200.
Net Loss Attributable to Common Shareholders
As a result of the above, the net loss attributable to Common Shareholders decreased from approximately $21,900 for the three month period ended September 30, 2009 to approximately $14,400 for the three month period ended September 30, 2010.
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

Investments in Shares of Publicly Traded Companies
In early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of real estate companies. As of September 30, 2010, we have investments with a historical cost of approximately $138,000 invested in shares of 27 real estate companies and had approximately $11,500 in a money market account with the brokerage firm. The Company records the changes in market value on a quarterly basis as part of shareholders’ equity until the shares are sold and a gain or loss is recognizable as part of operations. As of September 30, 2010, the market value of approximately $195,500 exceeded the historical cost of approximately $138,000, resulting in an unrealized gain on marketable securities of approximately $57,500 reflected in shareholders’ equity. The investments are available to be liquidated into cash as needed.
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At September 30, 2010, we have a net operating loss and at December 31, 2009, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2029.
Liquidity and Capital Resources
Historically, the Company has used cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Currently, our unrestricted cash and our investments, which can be liquidated into cash, are not sufficient to allow us to continue long-term operations. We have been reviewing alternatives, including value-added real estate opportunities for land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments, as well as selling the corporate entity and seeking additional investors. The Company received a total of $500,000 during 2006 and 2007 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings and investment in publicly traded shares of real estate companies. In addition, an executive officer agreed to serve for five years without cash compensation in exchange for Class C Convertible Preferred Shares and all of the trustees agreed to serve on the board of the Company for fees paid with Class C Convertible Preferred Shares for five years to help preserve the Company’s limited cash. Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate opportunities or sold to another company.
Cash Flows
As of September 30, 2010, our unrestricted cash was approximately $52,700 and our investments, which can be liquidated into cash, was approximately $207,000. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.
The decrease in cash during the first nine months of 2010 was approximately $41,500. Investments in marketable securities used approximately $5,600. The remainder of the decrease in cash of approximately $35,900 was used to sustain the operations and keep the Company currently filed as a public company. As a result, our cash balance decreased by approximately $41,500 from approximately $94,200 at December 31, 2009 to approximately $52,700 at September 30, 2010.

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
Long Term Liquidity and Operating Strategies
Our unrestricted cash of approximately $52,700 and our investments of approximately $207,000, which can be liquidated into cash, are sufficient to meet only the Company’s anticipated short-term obligations. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been searching for and reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.
Current Tax Status
At September 30, 2010, we have a net operating loss, and at December 31, 2009, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2029.
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
ITEM 4T. CONTROLS AND PROCEDURES
As of September 30, 2010, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
Exhibits

Exhibit
Number	Exhibit Description

10.1	Form of Third Amendment to Restricted Share Agreement for Trustees dated September 28, 2010

10.2	Third Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2010

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea
Date: October 22, 2010		James C. Mastandrea
Chief Executive Officer (Principal executive officer)

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee
Date: October 22, 2010		John J. Dee
Chief Financial Officer (Principal financial and accounting officer)