Form 10-K
period 2010-12-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2011-02-14
CIK 928953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission File Number: 001-15409
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	39-6594066 (I.R.S. Employer Identification Number)

PO Box 631209, Houston, Texas (Address of principal executive offices)	77263 (Zip code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes ☑ No ☐
At February 14, 2011, the Registrant had 443,226 common shares of beneficial interest (including 38,130 shares held in treasury). At June 30, 2010, the aggregate market value of the voting common shares held by non-affiliates of the Registrant was approximately $17,058 based on the closing price of $0.09 per common share on the over-the-counter bulletin board on that date.
DOCUMENTS INCORPORATED BY REFERENCE
None

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
2009 ANNUAL REPORT ON FORM 10-K

EXHIBITS
   Exhibit 31.1 Section 302 CEO Certificate
   Exhibit 31.2 Section 302 CFO Certificate
   Exhibit 32.1 Section 906 CEO & CFO Certificate

PART I
Item 1. Business.
Company Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on keeping its public entity available for value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. In addition in early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of other real estate companies. The investments are available to be liquidated into cash as needed. Presently, the Company is a corporate shell, current in its SEC filings that may be used in the future for real estate transactions or sold to another company.
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
Because our unrestricted cash was not sufficient to allow us to continue operations, in the third quarter of 2006, three independent trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000 to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate transactions or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations.
Competition
We compete for the acquisition of properties with many entities, including, among others, publicly traded REITs, life insurance companies, pension funds, partnerships and individual investors. Many competitors have substantially greater financial resources than we have. In addition, certain competitors may be willing to accept lower returns on their investments. If competitors prevent us from buying properties that may be targeted for acquisition, our capital appreciation and valuation may be impacted. Because we invest on a temporary basis a portion of our available cash in publicly traded shares of other real estate companies, we compete with other investors for these same shares. We are subject to the fluctuations in market prices of these publicly traded securities.
Employees
The Company has two part-time employees as of February 14, 2011.
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
Item 2. Properties.
As of December 31, 2010, we did not own any real estate assets.

Insurance
The Company has no investments in real estate at December 31, 2010 and does not require insurance coverage.
Mortgage Loans
The Company does not have any mortgage loans outstanding at December 31, 2010.
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

2010	High	Low
4th Quarter	$0.09	$0.09
3rd Quarter	$0.09	$0.08
2nd Quarter	$0.09	$0.08
1st Quarter	$0.10	$0.08

2009	High	Low
4th Quarter	$0.50	$0.08
3rd Quarter	$0.10	$0.05
2nd Quarter	$0.50	$0.05
1st Quarter	$0.25	$0.03
On February 14, 2011, the last reported sales price of our common shares on the OTC Bulletin Board was $0.11. The number of holders of record of our common shares was 230 as of February 14, 2011 and we estimate we have approximately 1,200 beneficial holders of common interests as of that same date.
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
Preferred Share Conversions
During 2010, no preferred shares were converted to common shares.
Issuer Purchases of Equity Securities
The Company did not purchase any of its equity securities in 2010.
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
Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on keeping its public entity available for value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. During the fourth quarter of 2008 and continuing through 2010, capital markets were frozen and financing was difficult to obtain for real estate transactions. Paragon has also been reviewing the possibility of selling the corporate entity or seeking additional investors. In addition in early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of other real estate companies. The investments are available to be liquidated into cash as needed.
As of December 31, 2010, the Company is a public shell current with its SEC filings. The board of trustees intends to keep the Company currently filed with the SEC as a corporate shell that may be used in the future for real estate deals or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.
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
Recent Developments and Executive Overview
During 2010, the Company continued as a public shell current with its SEC filings. The board of trustees approved investing on a temporary basis a portion of the Company’s available cash in shares of publicly traded real estate companies, and the Company began doing so in early 2008.

Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2010 and 2009 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2010 compared to the year ended December 31, 2009.
•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.
•	Our primary sources and uses of cash for the year ended December 31, 2010, and how we intend to generate cash for long-term capital needs.
•	Our current income tax status.
Comparison of the years ended December 31, 2010 and 2009
Revenues from Operations
Interest and dividend income decreased from approximately $9,700 for the year ended December 31, 2009 to approximately $6,700 for the year ended December 31, 2010, a decrease of $3,000 due to decreased dividends paid by real estate companies in which we are invested and decreased interest due to a lower average balance invested in 2010 compared to 2009. Other income of approximately $1,300 for the year ended December 31, 2010 was an increase of approximately $200 from the year ended December 31, 2009 of approximately $1,100. The increase is the result of the removal of a larger estimate for accrued liabilities and accounts payable in 2010 that was no longer considered an obligation compared to the estimates removed in 2009.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $86,000 for the year ended December 31, 2009 to approximately $64,000 for the year ended December 31, 2010, a net decrease of $22,000. This net decrease is due to a reduction of professional fees of $16,000 consisting of accounting fees of $13,000 and legal and printing fees of $3,000. General office expenses including rent and relocation costs decreased $5,000 due to the office being moved in 2009 to less costly space to conserve cash. Depreciation expense decreased approximately $1,000 because our office equipment is fully depreciated.
Loss from operations
As a result of the above, the loss from operations decreased from approximately $75,000 for the year ended December 31, 2009 to approximately $56,000 for the year ended December 31, 2010.
Gain (loss) on sale of marketable securities and impairment loss on marketable securities
The gain on sales of marketable securities of approximately $49,000 for the year ended December 31, 2010 was a result of our sale of 4,945 common shares of publicly traded real estate companies for approximately $154,000.
The loss on sales of marketable securities of approximately $11,000 for the year ended December 31, 2009 was a result of our sale of 4,959 common shares of publicly traded real estate companies for approximately $70,000. The loss on the sale of these securities was approximately $44,000 and was reduced by an impairment loss recognized in 2008 of approximately $33,000. The impairment loss was recorded at the end of 2008 for some of the investments sold at a loss in the first quarter of 2009.

Net loss attributable to Common Shareholders
Based on the above, the net loss attributable to Common Shareholders decreased from approximately $86,000 for the year ended December 31, 2009 to approximately $7,000 for the year ended December 31, 2010.
Liquidity and Capital Resources
Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Presently, we are dependent on our existing cash, which was provided by three independent trustees contributing $500,000 in exchange for Class C Convertible Preferred Shares to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate transactions or sold to another company. We have kept the public entity available for value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments, as well as reverse merging with another company, selling the corporate entity, and seeking additional investors. In early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of other real estate companies. The investments are available to be liquidated into cash as needed.
Cash Flows
As of December 31, 2010, our unrestricted cash resources were approximately $32,000. We are dependent on our existing cash, contributed by three independent trustees in exchange for Class C Convertible Preferred Shares, to meet our liquidity needs because we do not have cash from operations to meet our operating requirements.
During the year ended December 31, 2010, the Company’s cash balance decreased by approximately $62,000 from approximately $94,000 at December 31, 2009 to approximately $32,000 at December 31, 2010. During 2010, we invested cash of approximately $162,000 in the purchase of marketable securities of other publicly traded real estate companies. This was offset by approximately $154,000 cash received from the sale of some of these marketable securities. Cash of approximately $55,000 was used in continuing operations.
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

Because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. In 2006 and 2007, the Company received total payments of $500,000 from three independent trustees for payment of Class C Convertible Preferred Shares. These funds have been and continue to be used to maintain Paragon as a public shell current with its SEC filings while it searches for and reviews other value added real estate opportunities. In addition, the Company began in early 2008 to invest on a temporary basis a portion of the available cash in shares of publicly traded real estate companies that have share prices at discounts to their net asset value. The investments are available to be liquidated into cash as needed.
Current Tax Status
At December 31, 2010, we have net operating losses of approximately $2.3 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2030.
We, and our subsidiary, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Interest Rates and Inflation
Interest rates fell during 2008 as the Federal Reserve Bank lowered the discount rate and remained low during 2009 and 2010. While interest rates are at record lows, capital markets were generally not accessible by many real estate companies in 2009 and 2010 and debt financing was only available to larger creditworthy companies. Financial institutions tightened financial covenant tests, decreased loan-to-value ratios, and charged higher fees for loans, which has reduced the number of real estate transactions.
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
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2010, we had net operating losses totaling approximately $2.3 million.

While these losses created a deferred tax asset of approximately $920,000, a valuation allowance of $920,000 was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2030. Pursuant to Internal Revenue Code regulations, we will be limited to using approximately $2.3 million of the prior net operating losses of $11.1 million, and these same regulations also limit the amount of loss used in any one year.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value, we have elected not to record any other assets or liabilities at fair value. No events occurred during 2010 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
As of December 31, 2010, our marketable securities had a fair value of approximately $225,000, including marketable securities at market values of approximately $131,000 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $94,000. As of December 31, 2010 we have recorded an unrealized gain on marketable securities of approximately $25,000, which is shown in shareholders’ equity as unrealized gain on marketable securities.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our principal executive officer and principal financial officer each concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.
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
Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the COSO (the Committee of Sponsoring Organizations) framework of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Further, there was no change in the fourth fiscal quarter of 2010 in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The names, ages and positions of our trustees and executive officers are as follows:

			Expiration
Name	Age	Position	of Term(1)
James C. Mastandrea	67	President, Chief Executive Officer and Chairman of Board of Trustees	2006 (1)

John J. Dee	59	Senior Vice President, Chief Financial Officer and Trustee	2007 (1)

Daryl J. Carter	55	Trustee	2008 (1)

Daniel G. DeVos	52	Trustee	2006 (1)

Paul T. Lambert	58	Trustee	2007 (1)

Michael T. Oliver	67	Trustee	2008 (1)

(1)	Because the trustees own a significant number of the voting shares and the Company is reducing expenses to conserve its limited cash, an annual meeting has not been held since 2006. The trustees will continue to serve until an election of trustees is held, though no election is currently planned.
Board of Trustees and Executive Officers
The business experience, principal occupations and employment, as well as the periods of service, of each of our trustees and executive officers during at least the last five years are set forth below.
James C. Mastandrea has been our Chairman and President since March 2003, and our Chief Executive Officer since April 2003. Mr. Mastandrea has over 35 years of experience in the real estate industry and 17 years serving in high level positions of publicly traded companies. He also serves, since 2006, as the President, Chief Executive Officer and Chairman of the Board of Trustees of Whitestone REIT, a publicly traded REIT listed on the NYSE-Amex focused on Community Centered PropertiesTM, and, since 1978, as the Chief Executive Officer/Founder of MDC Realty Corporation, a privately held residential and commercial real estate development company. From 1994 to 1998, Mr. Mastandrea served as Chairman and Chief Executive Officer of First Union Real Estate Investments, a NYSE-listed real estate investment trust. Mr. Mastandrea also served in the U.S. Army as a Military Police Officer. Mr. Mastandrea currently is a director of Cleveland State University Foundation Board and a member of the investment committee, director of University Circle Inc. Board, Cleveland, Ohio and is a member of the real estate committee, and a director of the Calvin Business Alliance Board at Calvin College, Grand Rapids, Michigan. Mr. Mastandrea regularly lectures to MBA students at the University of Chicago and Rice University and also regularly presents to institutional investors in the U.S. and Europe. Mr. Mastandrea’s significant experience and familiarity with the commercial real estate industry and public companies allows him to provide insight into various aspects of the economy and commercial real estate, which is of significant value to our Board.

John J. Dee has served as a trustee and Senior Vice President since March 2003, and as Chief Financial Officer since April 2003. Since October 2006, Mr. Dee has also been Chief Operating Officer, Executive Vice President, and Director of Finance at Whitestone REIT, a publicly traded REIT listed on NYSE-Amex focused on Community Centered PropertiesTM. Prior to Mr. Dee’s joining Paragon, from 2002 to 2003, he was Senior Vice President and Chief Financial Officer of MDC Realty Corporation, Cleveland, Ohio, an affiliate of MDC Realty Corporation, Chicago, Illinois, a privately held residential and commercial real estate development company. From 2000 to 2002, Mr. Dee was Director of Finance and Administration for Frantz Ward, LLP, Cleveland, Ohio, a Cleveland-based law firm. From 1978 to 2000, Mr. Dee held various management positions with First Union Real Estate Investments (NYSE), most recently as Senior Vice President and Chief Accounting Officer from 1996 to 2000. Mr. Dee is licensed as a CPA (non-practicing) in the State of Ohio. Mr. Dee has a significant number of years of experience with publicly listed REITs and his financial and accounting background provides assistance to the Board.
Daryl J. Carter has served as a trustee since June 2003. Mr. Carter founded and since 2007 has served as Chairman and CEO of Avanath Capital Partners, LLC, an investment firm focused on urban-themed real estate and mortgage investments. Mr. Carter directs the strategy, investments, and overall operations of the firm. From 2005 to 2007, Mr. Carter was an Executive Managing Director of Centerline Capital Group (“Centerline”) a subsidiary of Centerline Holding Company (NYSE), and head of the Commercial Real Estate Group. Mr. Carter was responsible for overseeing the Commercial Real Estate Group’s national origination platform, investment strategy and new business development. From 2005 to 2007, he was also the President of American Mortgage Acceptance Corporation, a publicly-held, commercial mortgage lender (AMEX) that was externally managed by Centerline. Mr. Carter became part of Centerline when his company, Capri Capital Finance (“CCF”), was acquired by Centerline in 2005 and stayed with Centerline until 2006. Mr. Carter co-founded and served as Co-Chairman of both CCF and Capri Capital Advisors in 1992. He was instrumental in building Capri to a diversified real estate firm with $8 billion in real estate equity and debt investments under management. Prior to Capri, Mr. Carter was Regional Vice President at Westinghouse Credit Corporation in Irvine and a Second Vice President at Continental Bank in Chicago. Mr. Carter is a Trustee of the Urban Land Institute, Treasurer and Executive Committee Member of the National Multifamily Housing Association, Past Chairman of the Commercial Board of Governors of the Mortgage Bankers Association, and a Trustee of Whitestone REIT, a publicly traded REIT listed on NYSE-Amex. Mr. Carter also serves on the Dean’s Advisory Council of the M.I.T. Sloan School of Management. Mr. Carter brings to our Board significant management experience and demonstrated leadership skills with financial and real estate entities.
Daniel G. DeVos has served as a trustee since March 2003. Since 1993, Mr. DeVos has served as Chairman of the Board and Chief Executive Officer of DP Fox Ventures, LLC, a diversified management enterprise with investments in real estate, transportation, and sports teams. Since 1999, Mr. DeVos has served as the President and CEO of Fox Motors, based in Grand Rapids, Michigan, majority owner of the Grand Rapids Griffins (AHL), has an ownership interest in the Orlando Magic (NBA), and is a partner in CWD Real Estate Investments. Mr. DeVos has served as Vice Chairman of the RDV Corporation Board since 2009, and since 1990 has served as a director and currently serves on the Audit Committee of Alticor, Inc., the parent of Amway Corporation, located in Ada, Michigan. Since February 2009, Mr. DeVos has served as a trustee of Whitestone REIT, a publicly traded REIT listed on NYSE-Amex. From 1994 to 1998, Mr. DeVos served as a trustee of First Union Real Estate Investments (NYSE). Mr. DeVos has extensive and diverse business experience within and outside the real estate industry and possesses exceptional leadership skills in business and non-profit management.
Paul T. Lambert has served as a trustee since November 1998. Mr. Lambert serves as the Chief Executive Officer of Lambert Capital Corporation. He served on the Board of Directors and was the Chief Operating Officer of First Industrial Realty Trust, Inc. (NYSE) from its initial public offering in October 1994 to the end of 1995. Mr. Lambert was one of the largest contributors to the formation of First Industrial and one of its founding shareholders. Prior to forming First Industrial, Mr. Lambert was managing partner for The Shidler Group, a national private real estate investment company. Prior to joining Shidler, Mr. Lambert was a commercial real estate developer with Dillingham Corporation and, prior to that, was a consultant with The Boston Consulting Group. Mr. Lambert is an entrepreneur with significant experience in commercial real estate and financing of development projects.
Michael T. Oliver has served as a trustee since March 2003. Mr. Oliver was Director of New Business Development at Concierge Asset Management from December 2005 to April 2010. Mr. Oliver was the State Investment Officer of Real Estate and Private Equity Investments of the Alaska State Pension Board of the Alaska State Pension Fund, Juneau, Alaska, a position he held from August 2000 through September 2005. Mr. Oliver was a consultant from March 1998 to July 2000 to MPAC Capital Markets, Seattle, Washington, and a consultant to several Asian governments concerning laws governing real estate investment trusts. From April 1996 to March 1998, Mr. Oliver was Chairman of RERC Capital Markets, LLC, Chicago, Illinois. From March 1987 to February 1996, he was Chairman of Heitman/PRA Securities Advisors, Inc. and President of its Real Estate Fund. Prior to March 1987 and since 1967, Mr. Oliver held positions at real estate companies raising capital and making direct investments in real estate, and at investment banking firms analyzing real estate companies and raising capital. Mr. Oliver has been involved with REITs, commercial real estate, and capital markets for a significant number of years.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, trustees and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. Officers, trustees and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Form 4s filed by trustees reporting grants of restricted shares and options furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, trustees and greater than 10% shareholders were complied with.

Item 11. Executive Compensation.
James C. Mastandrea did not receive any compensation for serving as our CEO, president and chairman during the years ended December 31, 2010 and December 31, 2009.
Outstanding Equity Awards at Fiscal Year End
The following table sets forth the status of equity awards as of December 31, 2010

	Option Awards				Stock Awards
Equity Incentive
Plan Awards:
							Market	Number of
	Number of	Number of			Number of		Value of	Unearned
	Securities	Securities			Shares or		Shares or	Shares, Units
	Underlying	Underlying			Units of		Units of	or Other
	Unexercised	Unexercised	Option	Option	Stock That		Stock That	Rights That
	Options	Options	Exercise	Expiration	Have Not		Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested		Vested	Vested
James C. Mastandrea	—	—	—	—	2,000	(1)	$180.00	(2)
Chief Executive Officer,
President and Chairman

(1)	Represents restricted common shares issued January 2, 2004. Half of the restricted shares vested on the fifth anniversary of the issuance date. The remaining half will vest when funds from operations has doubled or when Paragon’s share price is 50% higher compared to the average trading price for the five days preceding the grant date.

(2)	On June 30, 2003, our shareholders approved the issuance of additional common shares to Paragon Real Estate Development, LLC for James C. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, to encourage them to substantially grow the asset base, net operating income, funds from operations, net value, and share value of Paragon. On September 29, 2006, Paragon amended this agreement to add each of the trustees to the agreement so that if a trustee brings a new transaction to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. We will issue restricted common shares if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional common shares. The maximum number of common shares they may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of the common shares for 30 calendar days preceding the closing of any acquisition. The common shares will be restricted until we achieve the five-year pro forma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.
Employment Agreements
On April 3, 2006, the Board of Trustees of Paragon authorized modifications to the employment agreement of James C. Mastandrea, President and Chief Executive Officer. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his duties for Paragon. The original employment agreement with Mr. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea. Effective September 29, 2006, in lieu of an annual salary of $100,000, Mr. Mastandrea received 44,444 Class C Convertible Preferred Shares for his services as an officer of Paragon through September 29, 2008. This agreement was amended to extend the service period and vesting period restriction dates to September 29, 2011, though the shares were fully amortized by the original date in 2008.
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
`
Compensation of Trustees
During the year ended December 31, 2010, trustees were not paid any compensation.
In lieu of cash payments for trustee fees, effective September 29, 2006, each trustee of the Company received 12,500 restricted Class C Convertible Preferred Shares for service as a trustee until September 29, 2008. The shares are restricted until the latest to occur of: (a) a public offering by the Company sufficient to liquidate the shares, (b) an exchange of the Company’s existing shares for new shares, and (c) September 29, 2008. These agreements were amended to extend the service period and vesting period restriction dates to September 29, 2011, though the shares were fully amortized by the original date in 2008.
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
The table shows ownership as of February 14, 2011.

									Total Common Shares
	Common Shares (2)			Preferred A Shares (3)			Preferred C Shares (4)		and Preferred Shares (5)
Name and Address (1)	Number		Percent (6)	Number		Percent (6)	Number	Percent (6)	Number		Percent (6)

James C. Mastandrea	174,163	(7)	43.0%	161,410	(15)	62.5%	56,944	23.3%	792,846	(17)	77.4%
Paragon Real Estate	163,117	(8)	40.3%	161,410	(15)	62.5%	—	—	212,359	(18)	46.7%
Development, LLC
Paul T. Lambert	34,448	(9)	8.5%	—		—	62,500	25.6%	659,448	(19)	63.9%
John J. Dee	4,000	(10)	1.0%	—	(16)	—	12,500	5.1%	129,000	(20)	24.3%
Daryl J. Carter	3,000	(11)	*	—		—	37,500	15.3%	378,000	(21)	48.4%
Daniel G. DeVos	3,000	(11)	*	—		—	62,500	25.6%	628,000	(22)	60.9%
Michael T. Oliver	1,667	(12)	*	—		—	12,500	5.1%	126,667	(23)	23.9%

All trustees and current executive officers as a group (13)	220,278	(14)	53.8%	161,410		62.5%	244,444	100.0%	2,713,961	(24)	93.5%

*	Indicates less than one percent

(1)	Unless otherwise indicated, the address of all beneficial owners is our corporate headquarters at P.O. Box 631209, Houston, Texas 77263.

(2)	Percentages based on 405,096 common shares outstanding, not including 38,130 shares held in treasury. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are currently exercisable as of April 14, 2011. The total options for all named persons is 4,667.

(3)	Percentages based on 258,236 preferred A shares outstanding as of February 14, 2011, which convert to 53,694 common shares as follows: 161,410 preferred A shares are each convertible into 0.305 common shares and 96,826 preferred A shares are each convertible into 0.046 common shares.

(4)	Percentages based on 244,444 preferred C shares outstanding as of February 14, 2011, which convert to 2,444,440 common shares. Each preferred C share is convertible into 10 common shares.

(5)	Percentages based on 405,096 common shares outstanding, not including 38,130 shares held in treasury, and 244,444 preferred C shares which convert to 2,444,440 common shares. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are currently exercisable as of April 14, 2011. Mr. Mastandrea’s percentage is calculated using a denominator that includes (i) 405,096 common shares, not including 38,130 shares held in treasury; (ii) 56,944 preferred C shares that convert to 569,440 common shares; and (iii) 161,410 preferred A shares, which convert to 49,243 common shares.

(6)	The ownership percents total more than 100% due to more than one person or entity being considered the beneficial owner of the same shares, in accordance with SEC regulations for this table.

(7)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 common shares; (iv) 2,000 restricted common shares; and (v) 379 common shares.

(8)	Mr. Mastandrea is the managing member of Paragon Real Estate Development, LLC and these shares are also included in Mr. Mastandrea’s common shares.

(9)	Includes: (i) 1,666 options; (ii) 5,930 common shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager; and (iii) 26,852 common shares.

(10)	Includes: (i) 2,000 common shares and (ii) 2,000 restricted commons shares. Does not include 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(11)	Includes: (i) 2,000 common shares and (ii) 1,000 options.

(12)	Includes (i) 667 common shares and (ii) 1,000 options.

(13)	Includes six named persons.

(14)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 common shares; (iv) 4,000 restricted common shares; (v) 4,667 options; and (vi) 37,827 common shares.

(15)	Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. Each preferred A share is convertible into 0.305 common shares.

(16)	Does not include 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(17)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 common shares; (iv) 2,000 restricted common shares; (v) 49,243 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (vi) 569,440 common shares issuable upon conversion of 56,944 preferred C shares; and (vii) 379 common shares.

(18)	Includes (i) 163,116 common shares and (ii) 49,243 common shares issuable upon conversion of 161,410 preferred A shares. These shares are also included in Mr. Mastandrea’s total shares.

(19)	Includes: (i) 1,666 options; (ii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares; and (iii) 32,782 common shares.

(20)	Includes: (i) 2,000 common shares (ii) 2,000 restricted common shares; and (iii) 125,000 common shares issuable upon conversion of 12,500 preferred C shares. Does not include 163,117 common shares or 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(21)	Includes: (i) 2,000 common shares; (ii) 1,000 options; and (iii) 375,000 common shares issuable upon conversion of 37,500 preferred C shares.

(22)	Includes: (i) 2,000 common shares; (ii) 1,000 options; and (iii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares.

(23)	Includes: (i) 667 common shares; (ii) 1,000 options; and (iii) 125,000 common shares issuable upon conversion of 12,500 preferred C shares.

(24)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 common shares; (iv) 4,000 restricted common shares; (v) 4,667 options; (vi) 49,243 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (vii) 2,444,440 common shares issuable upon conversion of 244,444 preferred C shares; and (viii) 37,827 common shares.

Equity Compensation Plan Information

			Number of securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding	options,	(excluding securities
Equity Compensation Plans	options, warrants	warrants and	reflected in column
Approved/ Not Approved by Security	and rights	rights	(a))
Holders	(a)	(b)	(c)
Equity compensation plans approved by security holders

2004 Share Option Plan
Restricted common shares	17,333	$—
Options for common shares	4,667	$16.39

	22,000	$3.48	24,666

Equity compensation plans not approved by security holders
Common shares	6,667	$—

	6,667	$—	—

Total all plans — Common shares	28,667	$2.67	24,666
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
Item 14. Principal Accountant Fees and Services.
The aggregate fees billed by the principal independent registered public accounting firm (Boulay, Heutmaker, Zibell & Co., P.L.L.P.) to the Company for the fiscal years ended December 31, 2010 and 2009 are as follows:

Category	Year	Fees	% Approved by Audit Committee
Audit Fees (1)	2010	$26,550	100%
	2009	$35,500	100%
Audit-Related Fees	2010	$—
	2009	$—
Tax Fees (2)	2010	$1,440	100%
	2009	$2,750	100%
All Other Fees	2010	$—
	2009	$—

(1)	Audit fees include audits and reviews of required SEC filings.

(2)	Tax fees include the preparation of the Federal tax return.
Policy for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
Before the independent auditors are engaged by the Company to render audit or non-audit services, the Audit Committee approves the engagement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit Description
2.1	Asset Contribution Agreement among Hampton Court Associates, L.P., Paragon Real Estate, L.P., and the Company (filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.2	Additional Contribution Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.7 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.3	Amendment to Additional Contribution Agreement between the Company, the Board of Trustees and each Trustee individually dated September 29, 2006. (filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

2.4	Modification Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.8 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.5	Amendment No. 1 to the Agreement of Limited Partnership of Wellington Properties Investments, L.P. among the Company and the Limited Partners named therein (filed as Exhibit 2.9 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.6	Closing Agreement dated June 27, 2003 among the Company, Hampton Court Associates, L.P., Hoyt Properties, Inc. and WLPT Funding LLC (filed as Exhibit 2.5 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

3.1	Articles of Amendment and Restatement of the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.2	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

3.3	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 23, 2004 and incorporated herein by reference)

3.4	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 17, 2006 and incorporated herein by reference)

3.5	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

Exhibit Number	Exhibit Description
3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.7	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference)

3.8	Amendment No. 2 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Current Report on Form 8-K filed on October 19, 2005 and incorporated herein by reference)

4.1	Voting and Stock Restriction Agreement among the Company, Steven B. Hoyt, Duane H. Lund, Paul T. Lambert, John J. Dee, James C. Mastandrea, and Paragon Real Estate Development, LLC (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

10.1	Employment Agreement of James C. Mastandrea (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.2	Employment Agreement of John J. Dee (filed as Exhibit 2.4 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.3	Restricted Share Agreement of James C. Mastandrea (filed as Exhibit 2.5 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.4	Restricted Share Agreement of John J. Dee (filed as Exhibit 2.6 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.5	Form of Restricted Share Agreement for Trustees dated September 26, 2006 (filed as Exhibit 10.3 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference) (1)

10.6	Agreement of Limited Partnership of Paragon Real Estate, L.P. (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

10.7	2004 Share Option Plan of the Company (filed as Exhibit 4.1 with the Company’s Registration Statement on Form S-8 filed on July 23, 2004 and incorporated herein by reference)

10.8	Stock Subscription Agreement between James C. Mastandrea and the Company dated as of September 29, 2006 (filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.9	Form of Stock Subscription Agreement between Investors and the Company dated as of September 29, 2006 (filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

Exhibit Number	Exhibit Description
10.10	Modification Agreement between the Company and John J. Dee dated April 3, 2006 (filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

10.11	Modification Agreement between the Company and James C. Mastandrea dated April 3, 2006 (filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

10.12	Form of First Amendment to Restricted Share Agreement for Trustees dated September 25, 2008 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.13	First Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 25, 2008 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.14	Form of Second Amendment to Restricted Share Agreement for Trustees dated September 21, 2009 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.15	Second Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 21, 2009 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.16	Form of Third Amendment to Restricted Share Agreement for Trustees dated September 28, 2010 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.17	Third Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2010 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

14	Code of Conduct and Ethics (filed as Exhibit 14 with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 — Chief Executive Officer (2)

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 — Chief Financial Officer (2)

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)

(1)	Indicates a management contract or compensatory plan or arrangement

(2)	Filed or furnished herewith

SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea
Date: February 14, 2011		James C. Mastandrea
Chief Executive Officer (principal executive officer)

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee
Date: February 14, 2011		John J. Dee
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
PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

Signature	Title	Date

/s/ James C. Mastandrea	Trustee, Chief Executive Officer and President	February 14, 2011
James C. Mastandrea

/s/ John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	February 14, 2011
John J. Dee

/s/ Daryl J. Carter	Trustee	February 14, 2011
Daryl J. Carter

/s/ Daniel G. DeVos	Trustee	February 14, 2011
Daniel G. DeVos

/s/ Paul T. Lambert	Trustee	February 14, 2011
Paul T. Lambert

/s/ Michael T. Oliver	Trustee	February 14, 2011
Michael T. Oliver

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of
Paragon Real Estate Equity and Investment Trust and Subsidiary:
We have audited the accompanying consolidated balance sheets of Paragon Estate Equity and Investment Trust and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2010 and 2009. Paragon Real Estate Equity and Investment Trust and Subsidiary’s (the Company) management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the lack of revenue generating operations, the Company’s net losses, negative cash flow from operations and accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants
Minneapolis, Minnesota
February 14, 2011

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Balance Sheets
December 31, 2010 and December 31, 2009

	December 31,	December 31,
	2010	2009
Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370	$5,370
Accumulated depreciation	(5,370)	(5,217)

Net investments in equipment	—	153

Cash	31,717	94,198
Marketable securities	225,682	178,520
Other assets	8,644	10,662

Total Assets	$266,043	$283,533

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	500	1,595

Total liabilities	500	1,595

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares — $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583

Preferred C Shares — $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares — $0.01 par value, 100,000,000 authorized: 443,226 shares issued and outstanding	4,432	4,432
Additional paid-in capital	28,146,590	28,146,590
Accumulated deficit	(27,114,887)	(27,108,003)
Accumulated other comprehensive income, net unrealized gain (loss) on marketable securities	25,116	34,627
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	265,543	281,938

Total Liabilities and Shareholders’ Equity	$266,043	$283,533

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations

	For the year ended December 31,
	2010	2009
Revenues
Interest/dividend income	$6,737	$9,729
Other income	1,297	1,078

Total revenues	8,034	10,807

Expenses
Depreciation and amortization	153	959
General and administrative	63,691	84,773

Total expenses	63,844	85,732

Loss from operations	(55,810)	(74,925)
Gain (loss) on sale of marketable securities	48,926	(11,408)

Net loss attributable to Common Shareholders	(6,884)	(86,333)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.02)	$(0.19)

Weighted average number of Common Shares outstanding: Basic and Diluted	443,226	442,864

Comprehensive loss:
Net loss	$(6,884)	$(86,333)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(9,511)	34,627

Comprehensive loss	$(16,395)	$(51,706)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2010 and 2009

					Accumulated
					other
					comprehensive
					income, net
					unrealized gain
	Class A	Class C			(loss) on
	Preferred	Preferred	Common	Additional Paid-	marketable	Accumulated	Cost of Shares
	Shares	Shares	Shares	in Capital	securities	Deficit	held in Treasury	Total

Balance at December 31, 2008	$2,763	$2,444	$4,424	$28,146,404	($36,569)	($27,021,670)	($800,735)	$297,061

Unrealized gain on Marketable Securities					71,196			71,196

Conversion of Preferred Shares	(180)		8	172				—

Amortization of unearned compensation and trustee fees, net of market price reduction				14				14

Net loss						(86,333)		(86,333)

Balance at December 31, 2009	$2,583	$2,444	$4,432	$28,146,590	$34,627	($27,108,003)	($800,735)	$281,938

Unrealized gain on Marketable Securities					(9,511)			(9,511)

Net loss						(6,884)		(6,884)

Balance at December 31, 2010	$2,583	$2,444	$4,432	$28,146,590	$25,116	($27,114,887)	($800,735)	$265,543

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,884)	$(86,333)
Adjustments to reconcile net loss to net cash used in continuing operations:
Compensation costs paid through amortization of restricted common shares	—	14
Depreciation and amortization	153	959
Removal of non cash estimated liabilities	(1,045)	(1,078)
Loss (gain) on sale of marketable securities	(48,926)	11,408
Net change in assets and liabilities:
Other assets	2,017	(1,319)
Accounts payable and accrued expenses	(50)	(4,285)

Net cash used in continuing Operations	(54,735)	(80,634)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(161,693)	(118,252)
Proceeds from the sale of marketable securities	153,947	110,711

Net cash used for investing activities	(7,746)	(7,541)

Cash flows from financing activities:

Net cash from financing activities	—	—

Net increase (decrease) in cash	(62,481)	(88,175)
Cash
Beginning of period	94,198	182,373

End of period	$31,717	$94,198

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
Note 1 — Organization
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on keeping the public entity available for value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. In addition in early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of other real estate companies. The investments are available to be liquidated into cash as needed. Presently, the Company is a corporate shell, current in its SEC filings that may be used in the future for real estate transactions or sold to another company.
Note 2 — Basis of Presentation
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company has received $500,000 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings. No other amounts are due from the trustees for these Convertible Preferred Shares. The Company has continued to incur net losses and at December 31, 2010 had unrestricted cash of approximately $32,000. The net decrease in cash during the year ended December 31, 2010 was approximately $62,000, of which $8,000 was the net cash used to invest in marketable securities and $54,000 was used to maintain the Company as a corporate shell reporting with the SEC. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because we have no revenue generating assets other than marketable securities.
Paragon continues to keep its public entity available for value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. In addition, because our unrestricted cash is not sufficient to allow us to continue operations, we have reviewed other alternatives, including selling the corporate entity and seeking additional investors. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations. Three independent trustees contributed an aggregate of $500,000 to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate transactions or sold to another company.
Note 3 — Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2010 and December 31, 2009, and the reported amounts of revenues and expenses for the years ended December 31, 2010 and 2009. Actual results could differ from those estimates. Significant estimates include deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Investments in Equipment
Our investments in equipment assets are reported at cost.
Depreciation expense is computed using the straight-line method based on the following useful lives:

Years

Furniture, fixtures and equipment	3-7
Cash
We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times.
Other Assets
As of December 31, 2010, other assets of approximately $8,600 are approximately $200 dividends receivable on marketable securities and approximately $8,400 prepaid expenses for director and officer liability insurance. As of December 31, 2009, other assets of approximately $10,600 are approximately $1,300 dividends receivable on marketable securities and approximately $9,300 prepaid expenses for director and officer liability insurance.
Revenue Recognition
Revenues include interest and dividends earned on cash balances and marketable securities. In addition in 2010 we recorded other income of approximately $300 from the receipt of an Ohio Workers Compensation deposit that had previously been expensed and approximately $1,000 from the removal of an accounts payable that is no longer considered an obligation.
In 2009 we recorded other income of approximately $1,000 from the removal of estimates of accrued liabilities and accounts payable that were no longer considered obligations.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with Accounting Standards Codification 718 (“ASC 718”), Compensation — Stock Compensation, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that these transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.
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
The Company evaluates potential uncertain tax positions on an annual basis in conjunction with the Board of Trustees and its tax accountants. Authoritative literature provides a two-step approach to recognize and measure tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The Company has no uncertain tax positions that required adjustments to our financial statements in 2010 or 2009.

At December 31, 2010, we have net operating losses totaling approximately $2.3 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2030. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $1.5 million of the prior net operating losses of $11.1 million. These same regulations also limit the amount of loss used in any one year.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during 2010 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	in Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	December 31, 2010	December 31, 2010	Level 1	Level 2	Level 3
Marketable Securities	$225,682	$225,682	$225,682	$—	$—
The fair value of the marketable securities is based on quoted market prices in an active market.
Recent Accounting Pronouncements
Management has reviewed recently issued accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

Note 4 — Marketable Securities
Our investments in marketable securities are classified as available-for-sale, as of December 31, 2010 and 2009, and represent common shares of publicly traded real estate investment trusts.
We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. The gain on sales of marketable securities of approximately $48,900 for the year ended December 31, 2010 was a result of our sale of 4,945 common shares of publicly traded real estate companies for approximately $153,900.
As of December 31, 2010, our marketable securities had a fair market value of approximately $225,700, including marketable securities at market value of approximately $131,400 and a money market account of approximately $94,300. We recorded an unrealized loss on marketable securities during 2010 of approximately $9,500. As of December 31, 2009 we had an unrealized gain of approximately $34,600, and as of December 31, 2010 we have an unrealized gain of approximately $25,100, which is shown in shareholders’ equity as net unrealized gain on marketable securities.
As of December 31, 2009, our marketable securities had a fair market value of approximately $178,500, including marketable securities at market value of approximately $172,600 and a money market account of approximately $5,900. We recorded an unrealized gain on marketable securities during 2009 of approximately $71,200. As of December 31, 2008 we had an unrealized loss of approximately $36,600, and as of December 31, 2009 we had an unrealized gain of approximately $34,600, which is shown in shareholders’ equity as net unrealized gain on marketable securities.
The loss on sales of marketable securities of approximately $11,000 for the year ended December 31, 2009 was a result of our sale of 4,959 common shares of publicly traded real estate companies for approximately $70,000. The loss on the sale of these securities was approximately $44,000 and was reduced by an impairment loss recognized in 2008 of approximately $33,000. The impairment loss was recorded at the end of 2008 for some of the investments sold at a loss in the first quarter of 2009.
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

During 2010, no Class A Preferred Shares were converted to common shares.
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
Effective September 29, 2006, three independent trustees of Paragon signed subscription agreements to purchase 125,000 Class C Preferred Shares for an aggregate contribution of $500,000 to maintain Paragon as a corporate shell current in its SEC filings.
In addition, on September 29, 2006, James C. Mastandrea, President, Chief Executive Officer, and Chairman of the Board of Trustees of Paragon, signed a subscription agreement to purchase 44,444 restricted shares of Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Convertible Preferred Shares are subject to forfeiture and are restricted from being sold by Mr. Mastandrea until the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. This agreement was amended to extend the service period and vesting period restriction dates to September 29, 2011, though the shares were fully amortized by the original date in 2008.
Each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon, dated September 29, 2006, to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Convertible Preferred Shares were to be removed upon the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. These agreements were amended to extend the service period and vesting period restriction dates to September 29, 2011, though the shares were fully amortized by the original date in 2008.
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

Restricted Common Shares
The following table summarizes the activity of our unvested restricted common shares for the years ended December 31, 2010 and 2009:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at January 1, 2009	167,783	$11.44
Vested	(4,666)	$15.54

Unvested at December 31, 2009	163,117	$11.33
Vested	—	—

Unvested at December 31, 2010	163,117	$11.33

As of December 31, 2010 and 2009 there was approximately $1,847,000 of unrecognized compensation cost related to unvested restricted shares, net of forecasted forfeitures and expirations. This amount is expected to be recognized over a weighted average period of four years. To the extent the actual forfeiture rate is different than we have anticipated, the number of restricted common shares vesting would be different from our expectations.
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
The 2004 Plan provides for the granting of share options to officers, trustees and employees at a price determined by a formula in the 2004 Plan agreement. The options are to be exercisable over a period of time determined by the 2004 Plan committee, but no longer than ten years after the grant date. Compensation resulting from the share options is initially measured at the grant date based on fair market value of the shares. The assumptions made in estimating the fair value of the options on the grant date are based upon the Black-Scholes option-pricing model. There were no option grants during 2009 and 2010.
The following table summarizes the activity for outstanding stock options:

	Options Outstanding
			Weighted-Average
			Remaining	Aggregate Intrinsic
		Weighted-Average	Contractual Term	Value
	Number of Shares	Exercise Price	(in years)	(1)
Balance at January 1, 2009	8,666	$18.17	2.3
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	4,000	$19.88

Balance at December 31, 2009	4,666	$16.39	4.0
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	—	—

Balance at December 31, 2010	4,666	$16.39	3.4	$0.00

Vested and exercisable as of December 31, 2010	4,666	$16.39	3.4	$0.00
Vested and expected to vest as of December 31, 2010	4,666	$16.39	3.4	$0.00

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2010. Because the weighted average exercise price exceeds fair market value at December 31, 2010, there is no aggregate intrinsic value for the options.
The Company did not recognize any stock-based compensation expense during the years ending December 31, 2010 and 2009. As of December 31, 2010 and December 31, 2009, there was no remaining unrecognized cost related to stock options. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.
Warrants
Effective September 23, 2005, we issued to our legal counsel 11,667 warrants for our common shares at an exercise price of $7.50 per warrant representing the average closing price of our common shares for the preceding ten days. This warrant expired on September 23, 2010.
Note 6 — Loss Per Share
The Company has adopted Accounting Standards Codification 260 (“ASC 260”), Earnings Per Share (“EPS”) for all periods presented herein. Net loss per weighted average common share outstanding - basic and diluted — are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the years ended December 31, 2010 and 2009 was 443,226 and 442,864, respectively. Common share equivalents of approximately 2,503,000 as of December 31, 2010 and approximately 2,514,000 as of December 31, 2009 include outstanding convertible preferred shares, warrants, stock options and limited partnership units, and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

	For the year ended December 31,
	2010	2009
Numerator
Net loss attributable to Common Shareholders	$(6,884)	$(86,333)

Denominator
Weighted average Common Shares outstanding at December 31, 2010 and December 31, 2009 - Basic and Diluted	443,226	442,864

Basic and Diluted EPS
Net loss attributable to Common Shareholders — Basic and Diluted	$(0.02)	$(0.19)

Note 7 — Dividends/Distributions
No cash distributions were declared during 2010 and 2009 with respect to the common or preferred shares.
Note 8 — Income taxes
There was no income tax provision for the years ended December 31, 2010 and 2009.

For the year ended December 31,
	2010	2009
Current	$—	$—
Deferred	—	—

Total tax provision	$—	$—

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	For the year ended December 31,
	2010	2009
Tax / (Benefit) at Federal statutory rate	$(2,500)	$(29,000)
State income tax / (benefit), net of Federal tax effect	(500)	(5,000)
Adjustment to net operating and capital loss carryforwards	(17,000)	(1,000)
Change in valuation allowance	20,000	35,000

Tax provision	$—	$—

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$920,000	$900,000
Valuation allowance	(920,000)	(900,000)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of a significant portion of the net deferred tax assets and has provided a valuation allowance of $920,000 and $900,000, against the net deferred tax assets of the Company as of December 31, 2010 and 2009, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.
At December 31, 2010, the Company had net operating loss carryforwards of approximately $2.3 million available to be carried to future periods. Net operating loss carryforwards of $850,000 are available for Paragon to use without any limitation or restriction imposed by tax regulations. Changes in the ownership of Paragon’s shares that occurred in 2001, 2003 and 2006 have limited the amount of net operating losses to be used to approximately $72,500 per year for another 20 years, or a total of approximately $1,450,000. Prior net loss carryforwards of approximately $11,100,000 cannot be used due to the limitations imposed by Section 382 of the Internal Revenue Code related to the 2001, 2003 and 2006 changes of share ownership. The loss carryforwards expire as follows:

Year Expiring	Net Operating Loss
2026	$1,552,000
2027	365,000
2028	248,000
2029	81,000
2030	54,000

Total loss carryforwards	$2,300,000

Note 9 — Commitments and Contingencies
Employment Agreements
On April 3, 2006, the Board of Trustees of Paragon authorized modifications to the employment agreement of James C. Mastandrea, President and Chief Executive Officer. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his duties for Paragon. The original employment agreement with Mr. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea. Effective September 29, 2006, in lieu of an annual salary of $100,000 and to conserve cash, Mr. Mastandrea agreed to receive 44,444 Class C Convertible Preferred Shares for his services as an officer of Paragon through September 29, 2008. This agreement was amended to extend the service period and vesting period restriction dates to September 29, 2011, though the shares were fully amortized by the original date in 2008.
The employment agreement with John J. Dee was also modified on April 3, 2006 in a similar way to Mr. Mastandrea’s employment agreement as explained above, except his compensation is based on a rate of $125 per hour to a maximum of $5,000 per month. Mr. Dee’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Dee will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Dee. To conserve cash, Mr. Dee agreed to receive no cash compensation since the inception of this agreement.