Form 10-Q
period 2011-03-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2011-05-12
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of the registrant’s Common Shares outstanding as of May 12, 2011, was 443,226, including 38,130 common shares held in treasury.

FORM 10-Q
INDEX
EX — 31.1 Section 302 Certification of Chief Executive Officer
EX — 31.2 Section 302 Certification of Chief Financial Officer
EX — 32.1 CEO/CFO Certification Under 906 of Sarbanes-Oxley Act

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31,
	2011	December 31,
	(unaudited)	2010
Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370	$5,370
Accumulated depreciation	(5,370)	(5,370)

Net investments in equipment	—	—

Cash	22,725	31,717
Marketable securities	237,127	225,682
Other assets	6,777	8,644

Total Assets	$266,629	$266,043

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$12,325	$500

Total liabilities	12,325	500

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares — $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares — $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares — $0.01 par value, 100,000,000 authorized: 443,226 shares issued and outstanding.	4,432	4,432
Additional paid-in capital	28,146,590	28,146,590
Accumulated deficit	(27,131,989)	(27,114,887)
Accumulated other comprehensive income, net unrealized gain on marketable securities	30,979	25,116
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	254,304	265,543

Total Liabilities and Shareholders’ Equity	$266,629	$266,043

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the three months ended March 31,
	2011	2010
Revenues
Interest/dividend income	$2,050	$1,466

Total revenues	2,050	1,466

Expenses
Depreciation	—	154
General and administrative	23,036	22,378

Total expenses	23,036	22,532

Loss from operations	(20,986)	(21,066)
Gain on sale of marketable securities	3,884	—

Net loss attributable to Common Shareholders	(17,102)	(21,066)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(.04)	$(.05)

Weighted average number of Common Shares outstanding: Basic and Diluted	443,226	443,226

Comprehensive loss:
Net loss	$(17,102)	$(21,066)
Other comprehensive income:
Unrealized gain on marketable securities, net	5,862	16,140

Comprehensive loss	$(11,240)	$(4,926)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,102)	$(21,066)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation	—	154
Gain on sale of marketable securities	(3,884)	—
Net change in assets and liabilities:
Other assets	1,868	2,823
Accounts payable and accrued expenses	11,825	(50)

Net cash used in operations	(7,293)	(18,139)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(94,364)	(1,758)
Proceeds from the sale of marketable securities	92,665	—

Net cash used for investing activities	(1,699)	(1,758)

Net decrease in cash	(8,992)	(19,897)
Cash
Beginning of period	31,717	94,198

End of period	$22,725	$74,301

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
Note 2 — Basis of Presentation
Consolidated Financial Statement Presentation
We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of March 31, 2011, the results of our operations and our cash flows for the three month periods ended March 31, 2011 and 2010 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2010.
We report our investments using the consolidated method of accounting as we own the majority of the outstanding voting interests and can control operations of a non-active subsidiary company. In the consolidation method, the accounts of this entity are combined with our accounts. All significant intercompany transactions are eliminated in consolidation.
Going Concern
The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company is being maintained as a corporate shell current in its SEC filings. Operations consist only of investments on a temporary basis in publicly traded real estate companies while management and the board evaluate real estate opportunities to put into the Company or decide to sell the entity to a party that needs a public shell.
At March 31, 2011, our unrestricted cash was approximately $22,700 and our investments in publicly traded real estate companies, which can be liquidated into cash, was approximately $237,000. The decrease in cash during the first three months of 2011 was approximately $9,000. A net increase in investments in marketable securities used approximately $1,700 and the remainder of approximately $7,300 was expenses to keep the Company operating as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting, audit, and legal fees. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to allow us to continue as a going concern.
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
Note 3 — Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2011, and the reported amounts of revenues and expenses for the three month periods ended March 31, 2011 and 2010. Actual results could differ from those estimates. Significant estimates include the valuation of deferred taxes and a related allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.
Investments in Equipment
Our investments in equipment assets are reported at cost.
Depreciation expense for furniture, fixtures and equipment is computed using the straight-line method based on useful lives of 3 to 7 years. The equipment was fully depreciated in 2010.
Cash
We maintain our cash in bank accounts that are federally insured.
Marketable Securities
Our marketable securities consist of publicly traded shares of real estate companies that are valued at quoted prices in active markets as of the balance sheet date. We account for our investment in marketable securities as available-for-sale, which are recorded at fair value. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of accumulated other comprehensive income.
Other Assets
As of March 31, 2011, other assets of $6,777 are $6,189 prepaid insurance and $588 dividends receivable from marketable securities.
Revenue Recognition
Revenues include interest and dividends earned on cash balances and marketable securities.
Stock Based Compensation
The Company accounts for stock based compensation in accordance with Accounting Standards Codification 718 (“ASC 718”), Compensation — Stock Compensation, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that these transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

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
At March 31, 2011, we have a net operating loss, and at December 31, 2010, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2030.
We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Note 4 — Marketable Securities
Our investments in marketable securities are available-for-sale as of March 31, 2011, and represent publicly traded common shares of real estate companies.
As of March 31, 2011, our marketable securities had a fair market value of approximately $237,100, including marketable securities at market value of approximately $229,500 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $7,600. We recorded an unrealized gain on marketable securities during the first three months of 2011 of approximately $5,900, which is shown in shareholders’ equity as unrealized gain on marketable securities.
We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the three month period ended March 31, 2011, we sold marketable securities having a cost basis of $2,036 for $5,920 and recorded a gain of $3,884.
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
No Class A Preferred Shares were converted into common shares during the three month period ended March 31, 2011.
No options were issued during the three month period ended March 31, 2011.
No options expired during the three month period ended March 31, 2011.
Note 6 — Loss Per Share
Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. As shown in the following table, the weighted average number of common shares outstanding for the three months ended March 31, 2011 and March 31, 2010 were 443,226. Common share equivalents of 2,502,801 as of March 31, 2011 and 2,514,468 as of March 31, 2010 include outstanding Class A Convertible Preferred Shares, Class C Convertible Preferred Shares, warrants, and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the three months ended March 31,
	2011	2010
Numerator

Net loss attributable to Common Shareholders	$(17,102)	$(21,066)

Denominator
Weighted average Common Shares outstanding at March 31, 2011 and March 31, 2010:
Basic and Diluted	443,226	443,226

Basic and Diluted EPS
Net loss from continuing operations	$(0.04)	$(0.05)

Net loss attributable to Common Shareholders:
Basic and Diluted	$(0.04)	$(0.05)

Note 7 — Commitments and Contingencies
Liquidity
As of March 31, 2011, our unrestricted cash was approximately $22,700 and our investments in publicly traded real estate companies, which can be liquidated into cash, was approximately $237,100.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during the first three months of 2011 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	in Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	March 31, 2011	March 31, 2011	Level 1	Level 2	Level 3

Marketable Securities	$237,127	$237,127	$237,127	$—	$—
The fair value of the marketable securities is based on quoted market prices in an active market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Overview
Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on keeping its public entity available for value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. In addition in early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of other real estate companies. The investments are available to be liquidated into cash as needed
Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate opportunities or sold to another company. Because our unrestricted cash and our investments in publicly traded real estate companies, which can be liquidated into cash, are not sufficient to allow us to continue operations, we have been reviewing other alternatives, including seeking additional investors or selling the corporate entity. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.
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
Forward-Looking Information
This report on Form 10-Q contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, our failure to obtain adequate financing to continue our operations, changes in general economic conditions, changes in real estate conditions, fluctuations in market prices of our investments in publicly traded companies, our inability to liquidate our investments for the value shown in our financial statements, changes in prevailing interest rates, changes in our current filing status with the SEC, the cost or general availability of equity and debt financing, failure to acquire properties in accordance with our value added strategy, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2010.

The following is a discussion of our results of operations for the three month periods ended March 31, 2011 and 2010 and financial condition, including:
•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three month period ended March 31, 2011, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
Results of Operations
Comparison of the Three Month Periods Ended March 31, 2011 and 2010
Revenues from Operations
Interest and dividend income increased approximately $600 from approximately $1,500 for the three month period ended March 31, 2010 to approximately $2,100 for the three month period ended March 31, 2011. This was due to increased dividends received from investments of publicly traded real estate companies in 2011 offset by less interest earned because of less cash invested in interest bearing bank accounts and lower interest rates in 2011.
Expenses from Operations
Total expenses, comprised mostly of general and administrative expenses, increased approximately $500 from approximately $22,500 for the three month period ended March 31, 2010 to approximately $23,000 for the three month period ended March 31, 2011. This net increase is the result of increases in general overhead and state registration fees of approximately $1,600 partially offset by decreases in legal, accounting, audit, D&O insurance and depreciation expense of approximately $1,100.
Loss from Operations
As a result of the above, the loss from operations remained unchanged at approximately $21,000 for the three month periods ended March 31, 2010 and March 31, 2011.
Gain/Loss on Sale of Marketable Securities
We sold 240 shares of a marketable security with a cost basis of $2,036 for $5,920 and recorded a gain on sale of marketable securities of $3,884 in the first quarter of 2011. No securities were sold in the three month period ended March 31, 2010.
Net Loss Attributable to Common Shareholders
As a result of the above, the net loss attributable to Common Shareholders decreased from approximately $21,100 for the three month period ended March 31, 2010 to approximately $17,100 for the three month period ended March 31, 2011.

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
Investments in Shares of Publicly Traded Companies
In early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of real estate companies. As of March 31, 2011, we have investments with a historical cost of approximately $198,600 invested in shares of 26 real estate companies and had approximately $7,500 in a money market account with the brokerage firm. The Company records the changes in market value on a quarterly basis as part of shareholders’ equity until the shares are sold and a gain or loss is recognizable as part of operations. As of March 31, 2011, the market value of the investment in shares of real estate companies of approximately $229,600 exceeded the historical cost of approximately $198,600, resulting in an unrealized gain on marketable securities of approximately $31,000 reflected in shareholders’ equity. The investments are available to be liquidated into cash as needed.
Valuation Allowance of Deferred Tax Asset
We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At March 31, 2011, we have a net operating loss and at December 31, 2010, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2030.
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
Cash Flows
As of March 31, 2011, our unrestricted cash was approximately $22,700 and our investments, which can be liquidated into cash, was approximately $237,100. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.

The decrease in cash during the first three months of 2011 was approximately $9,000. Investments in marketable securities used approximately $1,700. The remainder of the decrease in cash of approximately $7,300 was used to sustain the operations and keep the Company currently filed as a public company. As a result, our cash balance decreased from approximately $31,700 at December 31, 2010 to approximately $22,700 at March 31, 2011.
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
Long Term Liquidity and Operating Strategies
Our unrestricted cash of approximately $22,700 and our investments of approximately $237,100, which can be liquidated into cash, are sufficient to meet only the Company’s anticipated short-term obligations. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.
Current Tax Status
At March 31, 2011, we have a net operating loss, and at December 31, 2010, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2030.
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
As of March 31, 2011, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.
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

Paragon real estate equity and investment trust
	By:	/s/ James C. Mastandrea
Date: May 12, 2011		James C. Mastandrea
Chief Executive Officer (Principal executive officer)

Paragon real estate equity and investment trust
	By:	/s/ John J. Dee
Date: May 12, 2011		John J. Dee
Chief Financial Officer (Principal financial and accounting officer)