Form 10-Q
period 2011-06-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2011-08-12
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-15409

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10011 Valley Forge Drive

Houston, Texas 77042

(Address of principal executive offices)

(440) 283-6319

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of the registrant’s Common Shares outstanding as of August 12, 2011, was 443,226, before deducting 38,130 common shares held in treasury.

FORM 10-Q

Paragon Real Estate Equity and Investment Trust and Subsidiary

Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

	June 30, 2011 (unaudited)	December 31, 2010
Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370	$5,370
Accumulated depreciation	(5,370)	(5,370)

Net investments in equipment	—	—
Cash	14,200	31,717
Marketable securities	224,531	225,682
Other assets	4,354	8,644

Total Assets	$243,085	$266,043

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$500	$500

Total liabilities	500	500

Commitments and Contingencies
Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares – $0.01 par value, 100,000,000 authorized: 443,226 shares issued and outstanding.	4,432	4,432
Additional paid-in capital	28,146,590	28,146,590
Accumulated deficit	(27,120,569)	(27,114,887)
Accumulated other comprehensive income, net unrealized gain on marketable securities	7,840	25,116
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	242,585	265,543

Total Liabilities and Shareholders’ Equity	$243,085	$266,043

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the six months ended June 30,
	2011	2010
Revenues
Interest/dividend income	$3,848	$3,405

Total revenues	3,848	3,405

Expenses
Depreciation	—	154
General and administrative	36,979	35,716

Total expenses	36,979	35,870

Income (loss) from operations	(33,131)	(32,465)
Gain (loss) on sale of marketable securities	27,450	—

Net income (loss) attributable to Common Shareholders	(5,681)	(32,465)

Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(.01)	$(.07)

Weighted average number of Common Shares outstanding: Basic and Diluted	443,226	443,226

Comprehensive income (loss):
Net income (loss)	$(5,681)	$(32,465)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	7,840	525

Comprehensive income (loss)	$2,159	$(31,940)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,
	2011	2010
Revenues
Interest/dividend income	$1,798	$1,939

Total revenues	1,798	1,939

Expenses
General and administrative	13,943	13,338

Total expenses	13,943	13,338

Income (loss) from operations	(12,145)	(11,399)
Gain (loss) on sale of marketable securities	23,565	—

Net income (loss) attributable to Common Shareholders	11,420	(11,399)

Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$.03	$(.03)

Weighted average number of Common Shares outstanding: Basic and Diluted	443,226	443,226

Comprehensive income (loss):
Net income (loss)	$11,420	$(11,399)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(23,139)	(15,615)

Comprehensive income (loss)	$(11,719)	$(27,014)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(5,681)	$(32,465)
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
Depreciation	—	154
(Gain) loss on sale of marketable securities	(27,450)	—
Net change in assets and liabilities:
Other assets	4,291	5,316
Accounts payable and accrued expenses	—	4,350

Net cash from (used in) continuing operations	(28,840)	(22,645)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(213,946)	(3,689)
Proceeds from the sale of marketable securities	225,269	—

Net cash from (used for) investing activities	11,323	(3,689)

Cash flows from financing activities:

Net cash from (used for) financing activities	—	—

Net increase (decrease) in cash	(17,517)	(26,334)
Cash
Beginning of period	31,717	94,198

End of period	$14,200	$67,864

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

Note 2 – Basis of Presentation

Consolidated Financial Statement Presentation

We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of June 30, 2011, the results of our operations for the six month periods ended June 30, 2011 and 2010, for the three month periods ended June 30, 2011 and 2010, and of our cash flows for the six month periods ended June 30, 2011 and 2010 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

At June 30, 2011, our cash was $14,200 and our investments in publicly traded real estate companies, which can be liquidated into cash, was approximately $224,500. The decrease in cash during the first six months of 2011 was approximately $17,500. A net decrease in investments in marketable securities provided approximately $11,300 of cash. Cash of approximately $28,800 was used for operating expenses to keep the Company operating as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting, audit, and legal fees. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to allow us to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2011, and the reported amounts of revenues and expenses for the six month and three month periods ended June 30, 2011 and 2010. Actual results could differ from those estimates. Significant estimates include the valuation of deferred taxes and a related allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

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

Other Assets

As of June 30, 2011, other assets of $4,354 are $3,946 prepaid insurance and $408 dividends receivable from marketable securities.

Revenue Recognition

Revenues include interest and dividends earned on cash balances and marketable securities.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with Accounting Standards Codification 718 (“ASC 718”), Compensation – Stock Compensation, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that these transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

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

At June 30, 2011, we have a net operating loss, and at December 31, 2010, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2030.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Note 4 – Marketable Securities

Our investments in marketable securities are available-for-sale as of June 30, 2011, and represent publicly traded common shares of real estate companies.

As of June 30, 2011, our marketable securities had a fair market value of approximately $224,500, including marketable securities at market value of approximately $220,100 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $4,400. We recorded a reduction in the unrealized gain on marketable securities during the first six months of 2011 of approximately $17,300, net of securities sold, which is shown in shareholders’ equity as unrealized gain on marketable securities.

We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the six month period ended June 30, 2011, we sold marketable securities having a cost basis of $107,896 for $135,346 and recorded a gain of $27,450.

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

No Class A Preferred Shares were converted into common shares during the six month period ended June 30, 2011.

No options were issued or expired during the six month period ended June 30, 2011.

Note 6 – Loss Per Share

Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. As shown in the following table, the weighted average number of common shares outstanding for the six months ended June 30, 2011 and June 30, 2010 were 443,226. Common share equivalents of 2,502,801 as of June 30, 2011 and 2,514,468 as of June 30, 2010 include outstanding Class A Convertible Preferred Shares, Class C Convertible Preferred Shares, warrants, and stock options, and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

	For the six months ended June 30,
	2011	2010
Numerator

Net loss attributable to Common Shareholders	$(5,681)	$(32,465)

Denominator
Weighted average Common Shares outstanding at June 30, 2011 and June 30, 2010:
Basic and Diluted	443,226	443,226

Basic and Diluted EPS
Net loss from continuing operations	$(0.01)	$(0.07)

Net loss attributable to Common Shareholders:
Basic and Diluted	$(0.01)	$(0.07)

Note 7 – Commitments and Contingencies

Liquidity

As of June 30, 2011, our cash was $14,200 and our investments in publicly traded real estate companies, which can be liquidated into cash, was approximately $224,500.

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

Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. ASC 820 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. ASC 820 requires the use of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during the first six months of 2011 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount in Consolidated Balance Sheet June 30, 2011	Fair Value June 30, 2011	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Marketable Securities	$224,531	$224,531	$224,531	$—	$—

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

Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate opportunities or sold to another company. Because our cash and our investments in publicly traded real estate companies, which can be liquidated into cash, are not sufficient to allow us to continue operations, we have been reviewing other alternatives, including seeking additional investors or selling the corporate entity. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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

The following is a discussion of our results of operations for the six month periods ended June 30, 2011 and 2010 and financial condition, including:

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010.

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the six month period ended June 30, 2011, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Comparison of the Six Month Periods Ended June 30, 2011 and 2010

Revenues from Operations

Interest and dividend income increased approximately $400 from approximately $3,400 for the six month period ended June 30, 2010 to approximately $3,800 for the six month period ended June 30, 2011. This was due to increased dividends received from investments of publicly traded real estate companies in 2011 offset by less interest earned because of less cash invested in interest bearing bank accounts and lower interest rates in 2011.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, increased approximately $1,100 from approximately $35,900 for the six month period ended June 30, 2010 to approximately $37,000 for the six month period ended June 30, 2011. This net increase is the result of increases in expenses to keep the Company current with its SEC filings and state registration fees of approximately $2,400 partially offset by decreases in accounting, audit, director and officer liability insurance and depreciation expense of approximately $1,300.

Loss from Operations

As a result of the above, the loss from operations increased approximately $700 from approximately $32,400 for the six month period ended June 30, 2010 to approximately $33,100 for the six month period ended June 30, 2011

Gain/Loss on Sale of Marketable Securities

We sold 7,220 shares of marketable securities of 16 companies with a cost basis of $107,896 for $135,346 and recorded a gain on the sale of marketable securities of $27,450 in the first six months of 2011. No securities were sold in the six month period ended June 30, 2010.

Net Loss Attributable to Common Shareholders

As a result of the above, the net loss attributable to Common Shareholders decreased approximately $26,700 from approximately $32,400 for the six month period ended June 30, 2010 to approximately $5,700 for the six month period ended June 30, 2011.

Comparison of the Three Month Periods Ended June 30, 2011 and 2010

Revenues from Operations

Interest and dividend income decreased approximately $100 from approximately $1,900 for the three month period ended June 30, 2010 to approximately $1,800 for the three month period ended June 30, 2011 due to less invested in interest bearing bank accounts and lower interest rates in 2011 combined with decreased dividends received from investments of publicly traded real estate companies.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, increased from approximately $13,300 for the three month period ended June 30, 2010 to approximately $13,900 for the three month period ended June 30, 2011, an increase of approximately $600. This net increase is the result of an increase of approximately $1,100 in expenses to keep the Company current with its SEC filings partially offset by decreases in accounting, audit and director and officer liability insurance expense of approximately $500.

Loss from Operations

As a result of the above, the loss from operations increased approximately $700, from approximately $11,400 for the three month period ended June 30, 2010 to approximately $12,100 for the three month period ended June 30, 2011.

Gain/Loss on Sale of Marketable Securities

In the three month period ended June 30, 2011 we sold 6,980 shares of marketable securities of 15 companies with a cost basis of $105,861 for $129,426 and recorded a gain on the sale of marketable securities of $23,565. No securities were sold in the three month period ended June 30, 2010.

Net Income/Loss Attributable to Common Shareholders

As a result of the above, the net income attributable to Common Shareholders of approximately $11,400 for the three month period ended June 30, 2011 was an increase of approximately $22,800 from a net loss attributable to Common Shareholders of approximately $11,400 for the three month period ended June 30, 2010.

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

Investments in Shares of Publicly Traded Companies

In early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of real estate companies. As of June 30, 2011, we have investments with a historical cost of approximately $212,300 invested in shares of 25 real estate companies and had approximately $4,400 in a money market account with the brokerage firm. The Company records the changes in market value on a quarterly basis as part of shareholders’ equity until the shares are sold and a gain or loss is recognizable as part of operations. As of June 30, 2011, the market value of the investment in shares of real estate companies of approximately $220,100 exceeded the historical cost of approximately $212,300, resulting in an unrealized gain on marketable securities of approximately $7,800 reflected in shareholders’ equity. The investments are available to be liquidated into cash as needed.

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At June 30, 2011, we have a net operating loss and at December 31, 2010, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2030.

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

Cash Flows

As of June 30, 2011, our cash was $14,200 and our investments, which can be liquidated into cash, was approximately $224,500. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.

The decrease in cash during the first six months of 2011 was approximately $17,500. A net decrease in investments in marketable securities provided approximately $11,300 of cash reduced by approximately $28,800 of cash used to sustain the operations and keep the Company currently filed as a public company. As a result, our cash balance decreased from approximately $31,700 at December 31, 2010 to $14,200 at June 30, 2011.

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

Long Term Liquidity and Operating Strategies

Our cash of $14,200 and our investments of approximately $224,500, which can be liquidated into cash, are sufficient to meet only the Company’s anticipated short-term obligations. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.

Current Tax Status

At June 30, 2011, we have a net operating loss, and at December 31, 2010, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2030.

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

We were not significantly affected by inflation during the periods presented in this report due primarily to relatively low nationwide inflation rates and Paragon’s limited operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2011, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Exhibit Description

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	The following financial information of the Registrant for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

	By:	/s/ James C. Mastandrea
Date: August 12, 2011		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

	By:	/s/ John J. Dee
Date: August 12, 2011		John J. Dee Chief Financial Officer (Principal financial and accounting officer)