Form 10-Q
period 2011-09-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2011-11-10
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of the registrant’s Common Shares outstanding as of November 10, 2011, was 405,096.

FORM 10-Q

Paragon Real Estate Equity and Investment Trust and Subsidiary

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370	$5,370
Accumulated depreciation	(5,370)	(5,370)

Net investments in equipment	—	—
Cash	26,929	31,717
Marketable securities	164,991	225,682
Other assets	2,205	8,644

Total Assets	$194,125	$266,043

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$1,000	$500

Total liabilities	1,000	500

Commitments and Contingencies
Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares – $0.01 par value, 100,000,000 authorized: 443,226 shares issued and 405,096 outstanding.	4,051	4,051
Additional paid-in capital	28,146,971	28,146,971
Accumulated deficit	(27,122,555)	(27,114,887)
Accumulated other comprehensive income, net unrealized gain (loss) on marketable securities	(39,634)	25,116
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	193,125	265,543

Total Liabilities and Shareholders’ Equity	$194,125	$266,043

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the nine months ended September 30,
	2011	2010
Revenues
Interest/dividend income	$6,263	$5,336

Other income	—	252

Total revenues	6,263	5,588

Expenses
Depreciation	—	154
General and administrative	52,018	52,290

Total expenses	52,018	52,444

Income (loss) from operations	(45,755)	(46,856)
Gain (loss) on sale of marketable securities	38,088	—

Net income (loss) attributable to Common Shareholders	(7,667)	(46,856)

Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(.02)	$(.12)

Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096
Comprehensive income (loss):
Net income (loss)	$(7,667)	$(46,856)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(64,750)	22,875

Comprehensive income (loss)	$(72,417)	$(23,981)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,
	2011	2010
Revenues
Interest/dividend income	$2,415	$1,931

Other income	—	252

Total revenues	2,415	2,183

Expenses
General and administrative	15,039	16,574

Total expenses	15,039	16,574

Income (loss) from operations	(12,624)	(14,391)
Gain (loss) on sale of marketable securities	10,638	—

Net income (loss) attributable to Common Shareholders	(1,986)	(14,391)

Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(.00)	$(.04)

Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096

Comprehensive income (loss):
Net income (loss)	$(1,986)	$(14,391)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(47,474)	22,351

Comprehensive income (loss)	$(49,460)	$7,960

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(7,667)	$(46,856)
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
Depreciation	—	154
(Gain) loss on sale of marketable securities	(38,088)	—
Net change in assets and liabilities:
Other assets	6,438	7,836
Accounts payable and accrued expenses	500	2,950

Net cash from (used in) continuing operations	(38,817)	(35,916)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(257,937)	(5,620)
Proceeds from the sale of marketable securities	291,966	—

Net cash from (used for) investing activities	34,029	(5,620)

Cash flows from financing activities:
Net cash from (used for) financing activities Net cash provided by investing activities	—	—

Net increase (decrease) in cash	(4,788)	(41,536)
Cash
Beginning of period	31,717	94,198

End of period	$26,929	$52,662

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

Note 2 – Basis of Presentation

Consolidated Financial Statement Presentation

We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of September 30, 2011, the results of our operations for the nine month periods ended September 30, 2011 and 2010, for the three month periods ended September 30, 2011 and 2010, and of our cash flows for the nine month periods ended September 30, 2011 and 2010 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

At September 30, 2011, our cash was approximately $26,900 and our investments in publicly traded real estate companies, which can be liquidated into cash, was approximately $165,000. The decrease in cash during the first nine months of 2011 was approximately $4,800. We sold investments in marketable securities and transferred a portion of the proceeds to cash of approximately $34,000 of which approximately $38,800 was used to pay expenses to keep the Company operating as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting, audit, and legal fees. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to allow us to continue as a going concern.

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

Correction of Immaterial Error

The financial statements for the first two quarters of 2011 and for the year 2010 showed 443,226 common shares issued and outstanding, which included 38,130 shares held in treasury. The total number of common shares outstanding is being corrected to show the reduction for the 38,130 common shares held in treasury, or 405,096 common shares outstanding. In addition, the earnings per share for 2010 is calculated using the corrected number of common shares outstanding, which increased the loss per share by $0.01 for the quarter and nine months ended September 30, 2010 and had an immaterial effect to the overall financial statements.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2011, and the reported amounts of revenues and expenses for the nine month and three month periods ended September 30, 2011 and 2010. Actual results could differ from those estimates. Significant estimates include the valuation of deferred taxes and a related allowance, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

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

Other Assets

As of September 30, 2011, other assets of $2,205 are $1,677 prepaid insurance and $528 dividends receivable from marketable securities.

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

At September 30, 2011, we have a net operating loss, and at December 31, 2010, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2030.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Note 4 – Marketable Securities

Our investments in marketable securities are available-for-sale as of September 30, 2011, and represent publicly traded common shares of real estate companies.

As of September 30, 2011, our marketable securities had a fair market value of approximately $165,000, including marketable securities at market value of approximately $163,500 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $1,500. We recorded an unrealized loss on marketable securities during the first nine months of 2011 of approximately $64,800, net of securities sold, which is shown in shareholders’ equity as unrealized loss on marketable securities.

We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the nine month period ended September 30, 2011, we sold marketable securities having a cost basis of $161,064 for $199,152 and recorded a gain of $38,088.

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

In addition, on September 29, 2006, James C. Mastandrea, President, Chief Executive Officer, and Chairman of the Board of Trustees of Paragon, signed a subscription agreement to purchase 44,444 restricted shares of Class C Convertible Preferred Shares. The consideration for the purchase was

Mr. Mastandrea’s services as an officer of Paragon for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Convertible Preferred Shares are subject to forfeiture and are restricted from being sold by Mr. Mastandrea. The restrictions on the Class C Convertible Preferred Shares were to be removed upon the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. In September 2008 and each year thereafter including in September 2011, this agreement was amended to extend the service period and vesting period restriction dates by an additional year; therefore, the service period ending date and the vesting period date are September 29, 2012.

Each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon, dated September 29, 2006, to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Convertible Preferred Shares were to be removed upon the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. In September 2008 and each year thereafter including in September 2011, these agreements were amended to extend the service period and vesting period restriction dates by an additional year; therefore, the service period ending date and the vesting period date are September 29, 2012.

No Class A Preferred Shares were converted into common shares during the nine month period ended September 30, 2011.

No options were issued or expired during the nine month period ended September 30, 2011.

Note 6 – Loss Per Share

Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. As shown in the following table, the weighted average number of common shares outstanding for the nine months ended September 30, 2011 and September 30, 2010 were 405,096. Common share equivalents of 2,498,135 of September 30, 2011 and September 30, 2010 include outstanding Class A Convertible Preferred Shares, Class C Convertible Preferred Shares, warrants, and stock options, and are not included in net loss per weighted average Common Share outstanding – diluted as they would be anti-dilutive.

	For the nine months ended September 30,
	2011	2010
Numerator
Net loss attributable to Common Shareholders	$(7,667)	$(46,856)

Denominator
Weighted average Common Shares outstanding at September 30, 2011 and September 30, 2010: Basic and Diluted	405,096	405,096

Basic and Diluted EPS
Net loss from continuing operations	$(0.02)	$(0.12)

Net loss attributable to Common Shareholders: Basic and Diluted	$(0.02)	$(0.12)

Note 7 – Commitments and Contingencies

Liquidity

As of September 30, 2011, our cash was approximately $26,900 and our investments in publicly traded real estate companies, which can be liquidated into cash, was approximately $165,000.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during the first nine months of 2011 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount in Consolidated Balance Sheet September 30, 2011	Fair Value September 30, 2011	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Marketable Securities	$164,991	$164,991	$164,991	$—	$—

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

The following is a discussion of our results of operations for the nine month periods ended September 30, 2011 and 2010 and financial condition, including:

•

Explanation of changes in the results of operations in the Consolidated Statements of Operations for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010.

•

Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the nine month period ended September 30, 2011, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Comparison of the Nine Month Periods Ended September 30, 2011 and 2010

Revenues from Operations

Total revenues increased approximately $700 from approximately $5,600 for the nine month period ended September 30, 2010 to approximately $6,300 for the nine month period ended September 30, 2011. This net increase was the result of increased dividends from investments of publicly traded real estate companies of approximately $1,000 for the nine month period ended September 30, 2011, which was partially offset by decreased other income of approximately $300 for a refund received in the nine month period ended September 30, 2010.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, decreased approximately $400 from approximately $52,400 for the nine month period ended September 30, 2010 to approximately $52,000 for the nine month period ended September 30, 2011. This net decrease is the result of decreases in accounting, audit, director and officer liability insurance, and depreciation expense of approximately $2,500, partially offset by increased expenses to keep the Company current with its SEC filings and state registration fees of approximately $2,100.

Loss from Operations

As a result of the above, the loss from operations decreased approximately $1,100 from approximately $46,900 for the nine month period ended September 30, 2010 to approximately $45,800 for the nine month period ended September 30, 2011.

Gain/Loss on Sale of Marketable Securities

We sold 11,525 shares of marketable securities of 22 companies with a cost basis of $161,064 for $199,152 and recorded a gain on the sale of marketable securities of $38,088 in the first nine months of 2011. No securities were sold in the nine month period ended September 30, 2010.

Net Loss Attributable to Common Shareholders

As a result of the above, the net loss attributable to Common Shareholders decreased approximately $39,200 from approximately $46,900 for the nine month period ended September 30, 2010 to approximately $7,700 for the nine month period ended September 30, 2011.

Comparison of the Three Month Periods Ended September 30, 2011 and 2010

Revenues from Operations

Total revenues increased approximately $200 from approximately $2,200 for the three month period ended September 30, 2010 to approximately $2,400 for the three month period ended September 30, 2011. This net increase was the result of increased dividends from investment of publicly traded real estate companies of approximately $500 for the three month period ended September 30, 2011, which was partially offset by a decrease of other income of approximately $300 for a refund received in the three month period ended September 30, 2010.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, decreased from approximately $16,600 for the three month period ended September 30, 2010 to approximately $15,000 for the three month period ended September 30, 2011, a decrease of approximately $1,600. This net decrease is the result of decreases in accounting, audit and director and officer liability insurance expense of approximately $2,000 partially offset by an increase of approximately $400 in expenses to keep the Company current with its SEC filings.

Loss from Operations

As a result of the above, the loss from operations decreased approximately $1,800, from approximately $14,400 for the three month period ended September 30, 2010 to approximately $12,600 for the three month period ended September 30, 2011.

Gain/Loss on Sale of Marketable Securities

In the three month period ended September 30, 2011 we sold 4,305 shares of marketable securities of seven companies with a cost basis of $53,168 for $63,806 and recorded a gain on the sale of marketable securities of $10,638. No securities were sold in the three month period ended September 30, 2010.

Net Income/Loss Attributable to Common Shareholders

As a result of the above, the net loss attributable to Common Shareholders of approximately $2,000 for the three month period ended September 30, 2011 was a decrease of approximately $12,400 from a net loss attributable to Common Shareholders of approximately $14,400 for the three month period ended September 30, 2010.

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

Investments in Shares of Publicly Traded Companies

In early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of real estate companies. As of September 30, 2011, we have investments with a historical cost of approximately $203,100 invested in shares of 28 real estate companies and had approximately $1,500 in a money market account with the brokerage firm. The Company records the changes in market value on a quarterly basis as part of shareholders’ equity until the shares are sold and a gain or loss is recognizable as part of operations. As of September 30, 2011, the market value of the investment in shares of real estate companies of approximately $163,500 was lower than the historical cost of approximately $203,100, resulting in an unrealized loss on marketable securities of approximately $39,600 reflected in shareholders’ equity. The investments are available to be liquidated into cash as needed.

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At September 30, 2011, we have a net operating loss and at December 31, 2010, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2030.

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

To further conserve cash, in 2006 each trustee signed a restricted share agreement with the Company to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The service period ending date and vesting period date for those agreements have been extended to September 29, 2012. Additionally, in 2006 Mr. Mastandrea, our President, Chief Executive Officer, and Chairman of the Board of Trustees of the Company, signed a subscription agreement to purchase 44,444 restricted Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon until September 29, 2008. The service period ending date and vesting period date for this agreement have been extended to September 29, 2012.

Cash Flows

As of September 30, 2011, our cash was approximately $26,900 and our investments, which can be liquidated into cash, were approximately $165,000. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.

The decrease in cash during the first nine months of 2011 was approximately $4,800. We sold investments in marketable securities and transferred a portion of the proceeds to cash of approximately $34,000 of which approximately $38,800 was used to pay expenses to keep the Company currently filed as a public company. As a result, our cash balance decreased from approximately $31,700 at December 31, 2010 to $26,900 at September 30, 2011.

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

Long Term Liquidity and Operating Strategies

Our cash of $26,900 and our investments of approximately $165,000, which can be liquidated into cash, are sufficient to meet only the Company’s anticipated short-term obligations. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.

Current Tax Status

At September 30, 2011, we have a net operating loss, and at December 31, 2010, we had net operating losses totaling approximately $2.3 million. While the loss created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2030.

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

As of September 30, 2011, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of September 30, 2011, our disclosure controls and procedures are effective.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Fourth Amendment to Restricted Share Agreement for Trustees dated September 29, 2011

10.2	Fourth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 29, 2011

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* The following financial information of the Registrant for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

	By:	/s/ James C. Mastandrea
Date: November 10, 2011		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

	By:	/s/ John J. Dee
Date: November 10, 2011		John J. Dee Chief Financial Officer (Principal financial and accounting officer)