Form 10-K
period 2011-12-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2012-02-15
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 001-15409

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

10011 Valley Forge Drive, Houston, Texas	77042
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: 440-283-6319

Securities registered under Section 12(b) of the Act: None

Securities registered under to Section 12(g) of the Act: Common Shares, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to section 13 or 15(d) of the exchange act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

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

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)     Yes  ☒    No  ☐

At February 15, 2012, the Registrant had issued 443,226 common shares of beneficial interest and had 405,096 shares outstanding after deducting 38,130 shares held in treasury. At June 30, 2011, the aggregate market value of the voting common shares held by non-affiliates of the Registrant was approximately $34,116 based on the closing price of $0.18 per common share on the over-the-counter bulletin board on that date.

DOCUMENTS INCORPORATED BY REFERENCE

None

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

2011 ANNUAL REPORT ON FORM 10-K

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

Employees

The Company has two part-time employees as of February 15, 2012.

Item 1A. Risk Factors.

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons. While it is impossible to identify all of these factors, the following could cause actual results to differ materially from those estimated by us:

•	worsening of national economic conditions, including limited liquidity in the capital markets and stringent lending requirements by financial institutions;

•	depressed values for commercial real estate properties and companies;

•	changes in interest rates and in the availability, cost and terms of mortgage funds;

•	decreases in market prices of the shares of publicly traded real estate companies;

•	adverse changes in governmental rules and fiscal policies; and

•	other factors which are beyond our control.

In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:

•	we have no operating assets;

•	our cash resources are limited;

•	we have a history of losses;

•	we have not raised funds through a public equity offering;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares;

•	we are dependent on a small number of key senior professionals who are part-time employees; and

•	we currently do not plan to distribute dividends to the holders of our shares.

Item 2. Properties.

As of December 31, 2011, we did not own any real estate assets.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Bulletin Board and on the pink sheets with the symbol “PRLE”.

Our Class A Preferred Shares are quoted over-the-counter with the symbol “PRGYP.” Preferred shareholders have the right to convert each of their shares for 0.046 common shares.

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

2011	High	Low
4th Quarter	$0.19	$0.18
3rd Quarter	$0.19	$0.12
2nd Quarter	$0.25	$0.09
1st Quarter	$0.11	$0.09

2010	High	Low
4th Quarter	$0.09	$0.09
3rd Quarter	$0.09	$0.08
2nd Quarter	$0.09	$0.08
1st Quarter	$0.10	$0.08

On February 8, 2012, the last reported sales price of our common shares on the OTC Bulletin Board was $0.20. The number of holders of record of our common shares was 230 as of February 15, 2012 and we estimate we have approximately 1,200 beneficial holders of common interests as of that same date.

Dividend Policy

We have not declared or paid dividends on our common shares since 1999, and we do not anticipate paying dividends on our common shares in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of the board of trustees and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of trustees.

Preferred Share Conversions

During 2011, no preferred shares were converted to common shares.

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities in 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-Looking Statements

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	worsening of national economic conditions, including limited liquidity in the capital markets and stringent lending requirements by financial institutions;

•	depressed values for commercial real estate properties and companies;

•	changes in interest rates and in the availability, cost and terms of mortgage funds;

•	decreases in market prices of the shares of publicly traded real estate companies;

•	adverse changes in governmental rules and fiscal policies; and

•	other factors which are beyond our control.

In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:

•	we have no operating assets;

•	our cash resources are limited;

•	we have a history of losses;

•	we have not raised funds through a public equity offering;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares;

•	we are dependent on a small number of key senior professionals who are part-time employees; and

•	we currently do not plan to distribute dividends to the holders of our shares.

Overview

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on keeping its public entity available for value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. During the fourth quarter of 2008 and continuing through much of 2011, capital markets had limited access for small companies, like Paragon, and financing was difficult to obtain for real estate transactions. Paragon has also been reviewing the possibility of selling the corporate entity or seeking additional investors. In addition in early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of other real estate companies. The investments are available to be liquidated into cash as needed.

As of December 31, 2011, the Company is a public shell current with its SEC filings. The board of trustees intends to keep the Company currently filed with the SEC as a corporate shell that may be used in the future for real estate deals or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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

Recent Developments and Executive Overview

During 2011, the Company continued as a public shell current with its SEC filings. The board of trustees approved investing on a temporary basis a portion of the Company’s available cash in shares of publicly traded real estate companies, and the Company began doing so in early 2008.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2011 and 2010 and financial condition, including:

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2011 compared to the year ended December 31, 2010.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the year ended December 31, 2011, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

Comparison of the years ended December 31, 2011 and 2010

Revenues from Operations

Total revenues remained the same at approximately $8,000 for the years ended December 31, 2010 and December 31, 2011. Interest and dividend income increased from approximately $6,700 for the year ended December 31, 2010 to approximately $8,000 for the year ended December 31, 2011, an increase of $1,300 due to increased dividends and interest paid by real estate companies and by two equity securities in which we were invested. Other income of approximately $1,300 for the year ended December 31, 2010 decreased to zero for the year ended December 31, 2011. The decrease was the result of the removal of an estimate for accrued liabilities and accounts payable in 2010 that was no longer considered an obligation.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, increased approximately $2,000; from approximately $64,000 for the year ended December 31, 2010 to approximately $66,000 for the year ended December 31, 2011. This net increase is mostly due to an increase in SEC filing costs to meet the additional XBRL filing requirements.

Loss from operations

As a result of the above, the loss from operations increased from approximately $56,000 for the year ended December 31, 2010 to approximately $58,000 for the year ended December 31, 2011.

Gain on sale of marketable securities

The gain on sales of marketable securities of approximately $25,000 for the year ended December 31, 2011 was a result of our sale of 17,675 common shares of publicly traded real estate companies for approximately $266,000.

The gain on sales of marketable securities of approximately $49,000 for the year ended December 31, 2010 was a result of our sale of 4,945 common shares of publicly traded real estate companies for approximately $154,000.

Net loss attributable to Common Shareholders

Based on the above, the net loss attributable to Common Shareholders increased from approximately $7,000 for the year ended December 31, 2010 to approximately $33,000 for the year ended December 31, 2011.

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

Cash Flows

As of December 31, 2011, our unrestricted cash resources were approximately $12,000. We are dependent on our existing cash, contributed by three independent trustees in exchange for Class C Convertible Preferred Shares, to meet our liquidity needs because we do not have cash from operations to meet our operating requirements.

During the year ended December 31, 2011, the Company’s cash balance decreased by approximately $20,000 from approximately $32,000 at December 31, 2010 to approximately $12,000 at December 31, 2011. During 2011, we invested cash of approximately $234,000 in the purchase of marketable securities of other publicly traded real estate companies. This was offset by approximately $266,000 cash received from the sale of some of these marketable securities. Cash of approximately $52,000 was used in continuing operations.

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

Current Tax Status

At December 31, 2011, we have net operating loss carryforwards of approximately $2.3 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2031.

We, and our subsidiary, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Interest Rates and Inflation

Interest rates fell during 2008 as the Federal Reserve Bank lowered the discount rate and remained low through 2011. While interest rates are at record lows, capital markets were generally not accessible by small real estate companies, like Paragon in 2009 through 2011 and debt financing was only available to larger creditworthy companies. Financial institutions tightened financial covenant tests, decreased loan-to-value ratios, and charged higher fees for loans, which has reduced the number of real estate transactions.

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

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2011, we had net operating loss carryforwards totaling approximately $2.3 million.

While these losses created a deferred tax asset of approximately $935,000, a valuation allowance of $935,000 was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2031. Pursuant to Internal Revenue Code regulations, we will be limited to using approximately $2.3 million of the prior net operating losses of $11.1 million, and these same regulations also limit the amount of loss used in any one year.

Item 8. Financial Statements and Supplementary Data

The required audited consolidated financial statements of the Company are included herein commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our principal executive officer and principal financial officer each concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the COSO (the Committee of Sponsoring Organizations) framework of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Further, there was no change in the fourth fiscal quarter of 2011 in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No changes.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages and positions of our trustees and executive officers are as follows:

Name	Age	Position	Expiration of Term (1)
James C. Mastandrea	68	President, Chief Executive Officer and Chairman of Board of Trustees	2006 (1)

John J. Dee	60	Senior Vice President, Chief Financial Officer and Trustee	2007 (1)

Daryl J. Carter	56	Trustee	2008 (1)

Daniel G. DeVos	53	Trustee	2006 (1)

Paul T. Lambert	59	Trustee	2007 (1)

Michael T. Oliver	68	Trustee	2008 (1)

(1)	Because the trustees own a significant number of the voting shares and the Company is reducing expenses to conserve its limited cash, an annual meeting has not been held since 2006. The trustees will continue to serve until an election of trustees is held, though no election is currently planned.

Board of Trustees and Executive Officers

The business experience, principal occupations and employment, as well as the periods of service, of each of our trustees and executive officers during at least the last five years are set forth below.

James C. Mastandrea has been our Chairman, President and Chief Executive Officer since 2003. Mr. Mastandrea has over 35 years of experience in the real estate industry and 17 years serving in high level positions of publicly traded companies. He also serves, since 2006, as the President, Chief Executive Officer and Chairman of the Board of Trustees of Whitestone REIT, a publicly traded REIT listed on the NYSE-Amex focused on Community Centered PropertiesTM, and, since 1978, as the Chief Executive Officer/Founder of MDC Realty Corporation, a privately held residential and commercial real estate development company. From 1994 to 1998, Mr. Mastandrea served as Chairman and Chief Executive Officer of First Union Real Estate Investments, a NYSE-listed real estate investment trust. Mr. Mastandrea also served in the U.S. Army as a Military Police Officer. Mr. Mastandrea currently is a director of Cleveland State University Foundation Board and a member of the investment committee, director of University Circle Inc. Board, Cleveland, Ohio and is a member of the real estate committee, and a director of the Calvin Business Alliance Board at Calvin College, Grand Rapids, Michigan. Mr. Mastandrea regularly lectures to MBA students at the University of Chicago and Rice University and also regularly presents to institutional investors in the U.S. and Europe. Mr. Mastandrea’s significant experience and familiarity with the commercial real estate industry and public companies allows him to provide insight into various aspects of the economy and commercial real estate, which is of significant value to our Board.

John J. Dee has served as a trustee, Senior Vice President and Chief Financial Officer since 2003. Since October 2006, Mr. Dee has also been Chief Operating Officer, Executive Vice President, and Director of Finance at Whitestone REIT, a publicly traded REIT listed on NYSE-Amex focused on Community Centered PropertiesTM. Prior to Mr. Dee’s joining Paragon, from 2002 to 2003, he was Senior Vice President and Chief Financial Officer of MDC Realty Corporation, Cleveland, Ohio, an affiliate of MDC Realty Corporation, Chicago, Illinois, a privately held residential and commercial real estate development company. From 2000 to 2002, Mr. Dee was Director of Finance and Administration for Frantz Ward, LLP, Cleveland, Ohio, a Cleveland-based law firm. From 1978 to 2000, Mr. Dee held various management positions with First Union Real Estate Investments (NYSE), most recently as Senior Vice President and Chief Accounting Officer from 1996 to 2000. Mr. Dee is licensed as a CPA (non-practicing) in the State of Ohio. Mr. Dee has a significant number of years of experience with publicly listed REITs and his financial and accounting background provides assistance to the Board.

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

Daniel G. DeVos has served as a trustee since March 2003. Since 1993, Mr. DeVos has served as Chairman of the Board and Chief Executive Officer of DP Fox Ventures, LLC, a diversified management enterprise with investments in real estate, transportation, and sports teams. Since 1999, Mr. DeVos has served as the President and CEO of Fox Motors, based in Grand Rapids, Michigan. He is the majority owner of the Grand Rapids Griffins (AHL), has an ownership interest in the Orlando Magic (NBA) of which he became Chairman in 2011, and is a partner in CWD Real Estate Investment. Mr. DeVos has served as Vice Chairman of the RDV Corporation Board since 1991, and since 1980 has served as a director and currently serves on the Audit Committee of Alticor, Inc., the parent of Amway Corporation, located in Ada, Michigan. Since February 2009, Mr. DeVos has served as a trustee of Whitestone REIT, a publicly traded REIT listed on NYSE-Amex. From 1994 to 1998, Mr. DeVos served as a trustee of First Union Real Estate Investments (NYSE). Mr. DeVos has extensive and diverse business experience within and outside the real estate industry and possesses exceptional leadership skills in business and non-profit management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, trustees and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. Officers, trustees and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Form 4s filed by trustees reporting grants of restricted shares and options furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, trustees and greater than 10% shareholders were complied with.

Item 11. Executive Compensation.

James C. Mastandrea did not receive any compensation for serving as our CEO, president and chairman during the years ended December 31, 2011 and December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the status of equity awards as of December 31, 2011

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested		Vested	Vested
James C. Mastandrea Chief Executive Officer, President and Chairman	—	—	—	—	2,000	(1)	$380.00	(2)

(1)	Represents restricted common shares issued January 2, 2004. Half of the restricted shares vested on the fifth anniversary of the issuance date. The remaining half will vest when funds from operations has doubled or when Paragon’s share price is 50% higher compared to the average trading price for the five days preceding the grant date.
(2)	On June 30, 2003, our shareholders approved the issuance of additional common shares to Paragon Real Estate Development, LLC for James C. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, to encourage them to substantially grow the asset base, net operating income, funds from operations, net value, and share value of Paragon. On September 29, 2006, Paragon amended this agreement to add each of the trustees to the agreement so that if a trustee brings a new transaction to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. We will issue restricted common shares if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional common shares. The maximum number of common shares they may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of the common shares for 30 calendar days preceding the closing of any acquisition. The common shares will be restricted until we achieve the five-year pro forma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.

Employment Agreements

On April 3, 2006, the Board of Trustees of Paragon authorized modifications to the employment agreement of James C. Mastandrea, President and Chief Executive Officer. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his duties for Paragon. The original employment agreement with Mr. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea. Effective September 29, 2006, in lieu of an annual salary of $100,000, Mr. Mastandrea received 44,444 Class C Convertible Preferred Shares for his services as an officer of Paragon through September 29, 2008. This agreement was amended to extend the service period and vesting period restriction dates to September 29, 2012, though the shares were fully amortized by the original date in 2008.

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

Compensation of Trustees

During the year ended December 31, 2011, trustees were not paid any compensation.

In lieu of cash payments for trustee fees, effective September 29, 2006, each trustee of the Company received 12,500 restricted Class C Convertible Preferred Shares for service as a trustee until September 29, 2008. The shares are restricted until the latest to occur of: (a) a public offering by the Company sufficient to liquidate the shares, (b) an exchange of the Company’s existing shares for new shares, and (c) September 29, 2008. These agreements were amended to extend the service period and vesting period restriction dates to September 29, 2012, though the shares were fully amortized by the original date in 2008.

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

The table shows ownership as of February 15, 2012.

	Common Shares (2)			Preferred A Shares (3)			Preferred C Shares (4)		Total Common Shares and Preferred Shares (5)
Name and Address (1)	Number		Percent (6)	Number		Percent (6)	Number	Percent (6)	Number		Percent (6)
James C. Mastandrea	174,163	(7)	43.0%	161,410	(15)	62.5%	56,944	23.3%	792,846	(17)	77.4%
Paragon Real Estate	163,117	(8)	40.3%	161,410	(15)	62.5%	—	—	212,359	(18)	46.7%
Development, LLC
Paul T. Lambert	34,448	(9)	8.5%	—		—	62,500	25.6%	659,448	(19)	63.9%
John J. Dee	4,000	(10)	1.0%	—	(16)	—	12,500	5.1%	129,000	(20)	24.3%
Daryl J. Carter	3,000	(11)	*	—		—	37,500	15.3%	378,000	(21)	48.4%
Daniel G. DeVos	3,000	(11)	*	—		—	62,500	25.6%	628,000	(22)	60.9%
Michael T. Oliver	1,667	(12)	*	—		—	12,500	5.1%	126,667	(23)	23.9%
All trustees and current executive officers as a group (13)	220,278	(14)	53.8%	161,410		62.5%	244,444	100.0%	2,713,961	(24)	93.5%

*	Indicates less than one percent
(1)	Unless otherwise indicated, the address of all beneficial owners is our corporate address at 10011 Valley Forge Drive, Houston, Texas 77042.
(2)	Percentages based on 405,096 common shares outstanding, not including 38,130 shares held in treasury. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are currently exercisable as of April 15, 2012. The total options for all named persons is 4,667.
(3)	Percentages based on 258,236 preferred A shares outstanding as of February 15, 2012, which convert to 53,694 common shares as follows: 161,410 preferred A shares are each convertible into 0.305 common shares and 96,826 preferred A shares are each convertible into 0.046 common shares.
(4)	Percentages based on 244,444 preferred C shares outstanding as of February 15, 2012, which convert to 2,444,440 common shares. Each preferred C share is convertible into 10 common shares.
(5)	Percentages based on 405,096 common shares outstanding, not including 38,130 shares held in treasury, and 244,444 preferred C shares which convert to 2,444,440 common shares. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are currently exercisable as of April 15, 2012. Mr. Mastandrea’s percentage is calculated using a denominator that includes (i) 405,096 common shares, not including 38,130 shares held in treasury; (ii) 56,944 preferred C shares that convert to 569,440 common shares; and (iii) 161,410 preferred A shares, which convert to 49,243 common shares.
(6)	The ownership percents total more than 100% due to more than one person or entity being considered the beneficial owner of the same shares, in accordance with SEC regulations for this table.
(7)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 common shares; (iv) 2,000 restricted common shares; and (v) 379 common shares.

(8)	Mr. Mastandrea is the managing member of Paragon Real Estate Development, LLC and these shares are also included in Mr. Mastandrea’s common shares.
(9)	Includes: (i) 1,666 options; (ii) 5,930 common shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager; and (iii) 26,852 common shares.
(10)	Includes: (i) 2,000 common shares and (ii) 2,000 restricted commons shares. Does not include 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.
(11)	Includes: (i) 2,000 common shares and (ii) 1,000 options.
(12)	Includes (i) 667 common shares and (ii) 1,000 options.
(13)	Includes six named persons.
(14)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 common shares; (iv) 4,000 restricted common shares; (v) 4,667 options; and (vi) 37,827 common shares.
(15)	Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. Each preferred A share is convertible into 0.305 common shares.
(16)	Does not include 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.
(17)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 common shares; (iv) 2,000 restricted common shares; (v) 49,243 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (vi) 569,440 common shares issuable upon conversion of 56,944 preferred C shares; and (vii) 379 common shares.
(18)	Includes (i) 163,116 common shares and (ii) 49,243 common shares issuable upon conversion of 161,410 preferred A shares. These shares are also included in Mr. Mastandrea’s total shares.
(19)	Includes: (i) 1,666 options; (ii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares; and (iii) 32,782 common shares.
(20)	Includes: (i) 2,000 common shares (ii) 2,000 restricted common shares; and (iii) 125,000 common shares issuable upon conversion of 12,500 preferred C shares. Does not include 163,117 common shares or 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.
(21)	Includes: (i) 2,000 common shares; (ii) 1,000 options; and (iii) 375,000 common shares issuable upon conversion of 37,500 preferred C shares.
(22)	Includes: (i) 2,000 common shares; (ii) 1,000 options; and (iii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares.
(23)	Includes: (i) 667 common shares; (ii) 1,000 options; and (iii) 125,000 common shares issuable upon conversion of 12,500 preferred C shares.
(24)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 common shares; (iv) 4,000 restricted common shares; (v) 4,667 options; (vi) 49,243 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (vii) 2,444,440 common shares issuable upon conversion of 244,444 preferred C shares; and (viii) 37,827 common shares.

Equity Compensation Plan Information

Equity Compensation Plans Approved/ Not Approved by Security Holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders

2004 Share Option Plan Restricted common shares	17,333	$—
Options for common shares	4,667	$16.39

	22,000	$3.48	24,666

Equity compensation plans not approved by security holders
Common shares	6,667	$—

	6,667	$—	—

Total all plans — Common shares	28,667	$2.67	24,666

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

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed by the principal independent registered public accounting firm (Boulay, Heutmaker, Zibell & Co., P.L.L.P.) to the Company for the fiscal years ended December 31, 2011 and 2010 are as follows:

Category	Year	Fees		% Approved by Audit Committee
Audit Fees (1)	2011 2010	$ $	26,250 26,550	100 100	% %
Audit-Related Fees	2011 2010	$ $	— —
Tax Fees (2)	2011 2010	$ $	1,425 1,440	100 100	% %
All Other Fees	2011 2010	$ $	— —

(1)	Audit fees include audits and reviews of required SEC filings.
(2)	Tax fees include the preparation of the Federal tax return.

Policy for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Before the independent auditors are engaged by the Company to render audit or non-audit services, the Audit Committee approves the engagement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit Description

2.1	Additional Contribution Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.7 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.2	Amendment to Additional Contribution Agreement between the Company, the Board of Trustees and each Trustee individually dated September 29, 2006. (filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

2.3	Modification Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.8 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

3.1	Articles of Amendment and Restatement of the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.2	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

3.3	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 23, 2004 and incorporated herein by reference)

3.4	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 17, 2006 and incorporated herein by reference)

3.5	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.7	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference)

3.8	Amendment No. 2 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Current Report on Form 8-K filed on October 19, 2005 and incorporated herein by reference)

Exhibit Number	Exhibit Description

4.1	Voting and Stock Restriction Agreement among the Company, Steven B. Hoyt, Duane H. Lund, Paul T. Lambert, John J. Dee, James C. Mastandrea, and Paragon Real Estate Development, LLC (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

10.1	Employment Agreement of James C. Mastandrea (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.2	Employment Agreement of John J. Dee (filed as Exhibit 2.4 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.3	Restricted Share Agreement of James C. Mastandrea (filed as Exhibit 2.5 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.4	Restricted Share Agreement of John J. Dee (filed as Exhibit 2.6 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.5	Form of Restricted Share Agreement for Trustees dated September 26, 2006 (filed as Exhibit 10.3 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference) (1)

10.6	Agreement of Limited Partnership of Paragon Real Estate, L.P. (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

10.7	2004 Share Option Plan of the Company (filed as Exhibit 4.1 with the Company’s Registration Statement on Form S-8 filed on July 23, 2004 and incorporated herein by reference)

10.8	Stock Subscription Agreement between James C. Mastandrea and the Company dated as of September 29, 2006 (filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.9	Form of Stock Subscription Agreement between Investors and the Company dated as of September 29, 2006 (filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.10	Modification Agreement between the Company and John J. Dee dated April 3, 2006 (filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

10.11	Modification Agreement between the Company and James C. Mastandrea dated April 3, 2006 (filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

10.12	Form of First Amendment to Restricted Share Agreement for Trustees dated September 25, 2008 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.13	First Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 25, 2008 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.14	Form of Second Amendment to Restricted Share Agreement for Trustees dated September 21, 2009 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.15	Second Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 21, 2009 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.16	Form of Third Amendment to Restricted Share Agreement for Trustees dated September 28, 2010 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.17	Third Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2010 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.18	Form of Fourth Amendment to Restricted Share Agreement for Trustees dated September 29, 2011 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.19	Fourth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 29, 2010 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

14	Code of Conduct and Ethics (filed as Exhibit 14 with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Executive Officer (2)

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Financial Officer (2)

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Exhibit Description

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	The following financial information of the Registrant for the years ended December 31, 2011and 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

(1)	Indicates a management contract or compensatory plan or arrangement
(2)	Filed or furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

	By:	/s/ James C. Mastandrea
Date: February 15, 2012		James C. Mastandrea Chief Executive Officer (principal executive officer)

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

	By:	/s/ John J. Dee
Date: February 15, 2012		John J. Dee Chief Financial Officer (principal financial officer)

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

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

Signature	Title	Date

/s/ James C. Mastandrea James C. Mastandrea	Trustee, Chief Executive Officer and President	February 15, 2012

/s/ John J. Dee John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	February 15, 2012

/s/ Daryl J. Carter Daryl J. Carter	Trustee	February 15, 2012

/s/ Daniel G. DeVos Daniel G. DeVos	Trustee	February 15, 2012

/s/ Paul T. Lambert Paul T. Lambert	Trustee	February 15, 2012

/s/ Michael T. Oliver Michael T. Oliver	Trustee	February 15, 2012

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders

of Paragon Real Estate Equity and Investment Trust and Subsidiaries

We have audited the accompanying consolidated balance sheets of Paragon Estate Equity and Investment and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years ended December 31, 2011 and 2010. Paragon Real Estate Equity and Investment Trust and Subsidiary’s (the Company) management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragon Estate Equity and Investment and Subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota

February 15, 2012

Paragon Real Estate Equity and Investment Trust and Subsidiary

Consolidated Balance Sheets

December 31, 2011 and December 31, 2010

	December 31, 2011	December 31, 2010
Assets
Investments in equipment:
Furniture, fixtures and equipment	$5,370	$5,370
Accumulated depreciation	(5,370)	(5,370)

Net investments in equipment	—	—
Cash	11,532	31,717
Marketable securities	174,425	225,682
Other assets	8,113	8,644

Total Assets	$194,070	$266,043

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$5,376	$500

Total liabilities	5,376	500

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares — $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583

Preferred C Shares — $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares — $0.01 par value, 100,000,000 authorized: 443,226 shares issued and 405,096 outstanding.	4,051	4,051
Additional paid-in capital	28,146,971	28,146,971
Accumulated deficit	(27,148,068)	(27,114,887)
Accumulated other comprehensive income, net unrealized gain (loss) on marketable securities	(18,552)	25,116
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	188,694	265,543

Total Liabilities and Shareholders’ Equity	$194,070	$266,043

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Consolidated Statements of Operations and Comprehensive Income

	For the year ended December 31,
	2011	2010
Revenues
Interest/dividend income	$8,010	$6,737
Other income	—	1,297

Total revenues	8,010	8,034

Expenses
Depreciation and amortization	—	153
General and administrative	65,715	63,691

Total expenses	65,715	63,844

Income (loss) from operations	(57,705)	(55,810)
Gain (loss) on sale of marketable securities	24,525	48,926

Net income (loss) attributable to Common Shareholders	(33,180)	(6,884)

Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.08)	$(0.02)

Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096

Comprehensive income (loss):
Net income (loss)	$(33,180)	$(6,884)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	(43,669)	(9,511)

Comprehensive income (loss)	$(76,849)	$(16,395)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2011 and 2010

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid -in Capital	Accumulated other comprehensive income, net unrealized gain (loss) on marketable securities	Accumulated Deficit	Cost of Shares held in Treasury	Total
Balance at December 31, 2009	$2,583	$2,444	$4,432	$28,146,590	$34,627	($27,108,003)	($800,735)	$281,938

Unrealized gain (loss) on Marketable Securities					(9,511)			(9,511)

Adjust for treasury shares			(381)	381

Net income (loss)						(6,884)		(6,884)

Balance at December 31, 2010	$2,583	$2,444	$4,051	$28,146,971	$25,116	($27,114,887)	($800,735)	$265,543

Unrealized gain (loss) on Marketable Securities					(43,669)			(43,669)

Net income (loss)						(33,180)		(33,180)

Balance at December 31, 2011	$2,583	$2,444	$4,051	$28,146,971	($18,552)	($27,148,068)	($800,735)	$188,694

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(33,180)	$(6,884)
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
Depreciation	—	153
Removal of non cash estimated liabilities	—	(1,045)
(Gain) loss on sale of marketable securities	(24,525)	(48,926)
Net change in assets and liabilities:
Other assets	531	2,017
Accounts payable and accrued expenses	4,876	(50)

Net cash from (used in) continuing operations	(52,298)	(54,735)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(233,800)	(161,693)
Proceeds from the sale of marketable securities	265,913	153,947

Net cash from (used for) investing activities	32,113	(7,746)

Cash flows from financing activities:
Net cash from (used for) financing activities	—	—

Net increase (decrease) in cash	(20,185)	(62,481)
Cash
Beginning of period	31,717	94,198

End of period	$11,532	$31,717

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

The Company presents its financial statements on a consolidated basis because it combines its accounts with a wholly-owned subsidiary that discontinued operations in 2002. All significant inter-company balances are eliminated in the consolidated financial statements.

Note 2 — Basis of Presentation

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company has received $500,000 from three trustees for payment of Class C Convertible Preferred Shares, which is to be used to maintain Paragon as a public shell current in its SEC filings. No other amounts are due from the trustees for these Convertible Preferred Shares. The Company has continued to incur net losses and at December 31, 2011 had unrestricted cash of approximately $12,000. The net decrease in cash during the year ended December 31, 2011 was approximately $20,000, of which $32,000 was net cash from investing in marketable securities and $52,000 was cash used to maintain the Company as a corporate shell reporting with the SEC. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because we have no revenue generating assets other than marketable securities.

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

Correction of Immaterial Error

The financial statements for the first two quarters of 2011 and for the year 2010 showed 443,226 common shares issued and outstanding, which included 38,130 shares held in treasury. The total number of common shares outstanding was corrected in the quarter ended September 30, 2011 to show the reduction for the 38,130 common shares held in treasury, or 405,096 common shares outstanding. In addition, the earnings per share for 2010 is calculated using the corrected number of common shares outstanding, which did not change the loss per share for the year ended December 31, 2010, though it increased the loss per share by $0.01 for the quarter and nine months ended September 30, 2010, and had an immaterial effect to the overall consolidated financial statements.

Note 3 — Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2011 and December 31, 2010, and the reported amounts of revenues and expenses for the years ended December 31, 2011 and 2010. Actual results could differ from those estimates. Significant estimates include deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Investments in Equipment

Our investments in equipment assets are reported at cost.

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Furniture, fixtures and equipment	3-7

There was no depreciation expense for the year ended December 31, 2011 because the equipment assets are fully depreciated.

Cash

We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times.

Other Assets

As of December 31, 2011, other assets of approximately $8,100 are approximately $400 dividends receivable on marketable securities and approximately $7,700 prepaid expenses for director and officer liability insurance.

As of December 31, 2010, other assets of approximately $8,600 are approximately $200 dividends receivable on marketable securities and approximately $8,400 prepaid expenses for director and officer liability insurance.

Revenue Recognition

Revenues include interest and dividends earned on cash balances and marketable securities.

In 2010 we recorded other income of approximately $300 from the receipt of an Ohio Workers Compensation deposit that had previously been expensed and approximately $1,000 from the removal of an accounts payable that was no longer considered an obligation.

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

The Company evaluates potential uncertain tax positions on an annual basis in conjunction with the Board of Trustees and its tax accountants. Authoritative literature provides a two-step approach to recognize and measure tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The Company has no uncertain tax positions that required adjustments to our financial statements in 2011 or 2010.

At December 31, 2011, we have net operating losses totaling approximately $2.3 million. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2031. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using approximately $1.4 million of the prior net operating losses of $11.1 million. These same regulations also limit the amount of loss used in any one year.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

The Company is no longer subject to U.S. federal income tax examinations for the years before 2008 and, with few exceptions, is no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2008.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during 2011 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	in Consolidated		Fair Value Measurement Using
	Balance Sheet	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
December 31, 2011	$174,425	$174,425	$174,425	$—	$—
December 31, 2010	$225,682	$225,682	$225,682	$—	$—

The fair value of the marketable securities is based on quoted market prices in an active market.

Recent Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s consolidated financial statements.

Note 4 — Marketable Securities

Our investments in marketable securities are classified as available-for-sale, as of December 31, 2011 and 2010, and represent common shares of publicly traded real estate investment trusts.

We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. The gain on sales of marketable securities of approximately $24,500 for the year ended December 31, 2011 was a result of our sale of 17,675 common shares of publicly traded real estate companies for approximately $265,900.

As of December 31, 2011, our marketable securities had a fair market value of approximately $174,400, including marketable securities at market value of approximately $104,200 and a money market account of approximately $70,200. We recorded an unrealized loss on marketable securities during 2011 of approximately $43,700. As of December 31, 2010 we had an unrealized gain of approximately $25,100, and as of December 31, 2011 we have an unrealized loss of approximately $18,600, which is shown in shareholders’ equity as net unrealized loss on marketable securities.

As of December 31, 2010, our marketable securities had a fair market value of approximately $225,700, including marketable securities at market value of approximately $131,400 and a money market account of approximately $94,300. We recorded an unrealized loss on marketable securities during 2010 of approximately $9,500. As of December 31, 2009 we had an unrealized gain of approximately $34,600, and as of December 31, 2010 we had an unrealized gain of approximately $25,100, which is shown in shareholders’ equity as net unrealized gain on marketable securities.

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

In conjunction with a one-time incentive exchange offer for Class A preferred shareholders, Messrs. Mastandrea and Dee exchanged 534,668 of these restricted Class A Preferred Shares into 163,116 restricted common shares. The restrictions described above are also applicable to their common shares. The remaining 161,410 restricted Class A preferred shares held by Messrs. Mastandrea and Dee can each be converted into 0.305 restricted common shares.

During 2011, no Class A Preferred Shares were converted to common shares.

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

In addition, on September 29, 2006, James C. Mastandrea, President, Chief Executive Officer, and Chairman of the Board of Trustees of Paragon, signed a subscription agreement to purchase 44,444 restricted shares of Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Convertible Preferred Shares are subject to forfeiture and are restricted from being sold by Mr. Mastandrea until the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. This agreement was amended to extend the service period and vesting period restriction dates to September 29, 2012.

Each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon, dated September 29, 2006, to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Convertible Preferred Shares were to be removed upon the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. These agreements were amended to extend the service period and vesting period restriction dates to September 29, 2012. No compensation expense was recognized due to the modification as it did not increase the value of the original grant.

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

Restricted Common Shares

The following table summarizes the activity of our unvested restricted common shares for the years ended December 31, 2011 and 2010:

	Unvested Restricted Common Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	163,116	$11.33
Vested	—	—

Unvested at December 31, 2010	163,116	$11.33
Vested	—	—

Unvested at December 31, 2011	163,116	$11.33

The above restricted shares vest upon meeting performance goals as discussed under “Preferred Shares.” Since the grant date, we have determined that meeting these performance goals is not probable and no compensation expense has been recognized related to this grant. The grant date fair value of $1,847,000 would be recognized upon meeting the performance goals.

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

The assumptions made in estimating the fair value of the options on the grant date are based upon the Black-Scholes option-pricing model. There were no option grants during 2010 and 2011.

The following table summarizes the activity for outstanding stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at January 1, 2010	4,666	$16.39	4.0
Granted	—	—
Exercised	—	—

Balance at December 31, 2010	4,666	$16.39	3.4
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	—	—

Balance at December 31, 2011	4,666	$16.39	2.4	$0.00

Vested and exercisable as of December 31, 2011	4,666	$16.39	2.4	$0.00
Vested and expected to vest as of December 31, 2011	4,666	$16.39	2.4	$0.00

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2011. Because the weighted average exercise price exceeds fair market value at December 31, 2011, there is no aggregate intrinsic value for the options.

The Company did not recognize any stock-based compensation expense during the years ending December 31, 2011 and 2010. As of December 31, 2011 and December 31, 2010, there was no remaining unrecognized cost related to stock options. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Warrants

Effective September 23, 2005, we issued to our legal counsel 11,667 warrants for our common shares at an exercise price of $7.50 per warrant representing the average closing price of our common shares for the preceding ten days. This warrant expired on September 23, 2010.

Note 6 — Loss Per Share

The Company has adopted Accounting Standards Codification 260 (“ASC 260”), Earnings Per Share (“EPS”) for all periods presented herein. Net loss per weighted average common share outstanding — basic and diluted — are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the years ended December 31, 2011 and 2010 was 405,096. Common share equivalents of approximately 2,498,000 as of December 31, 2011 and December 31, 2010 include outstanding convertible preferred shares, warrants through their expiration date of September 2010, and stock options, and are not included in net loss per weighted average common share outstanding — diluted as they would be anti-dilutive.

	For the year ended December 31,
	2011	2010
Numerator
Net loss attributable to Common Shareholders	$(33,180)	$(6,884)

Denominator
Weighted average Common Shares outstanding at December 31, 2011 and December 31, 2010 — Basic and Diluted	405,096	405,096

Basic and Diluted EPS
Net loss attributable to Common Shareholders — Basic and Diluted	$(0.08)	$(0.02)

Note 7 — Dividends/Distributions

No cash distributions were declared during 2011 and 2010 with respect to the common or preferred shares.

Note 8 — Income taxes

There was no income tax provision for the years ended December 31, 2011 and 2010.

For the year ended December 31,
	2011	2010
Current	$—	$—
Deferred tax benefit Change in valuation allowance	(15,000 15,000)	(20,000 20,000)

Total tax provision	$—	$—

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	For the year ended December 31,
	2011	2010
Tax / (Benefit) at Federal statutory rate	$(11,000)	$(2,500)
State income tax / (benefit), net of Federal tax effect	(2,000)	(500)
Adjustment to net operating and capital loss carryforwards	(2,000)	(17,000)
Change in valuation allowance	15,000	20,000

Tax provision	$—	$—

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$935,000	$920,000
Valuation allowance	(935,000)	(920,000)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of a significant portion of the net deferred tax assets and has provided a valuation allowance of $935,000 and $920,000, against the net deferred tax assets of the Company as of December 31, 2011 and 2010, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.

At December 31, 2011, the Company had net operating loss carryforwards of approximately $2.3 million available to be carried to future periods. Net operating loss carryforwards of $887,000 are available for Paragon to use without any limitation or restriction imposed by tax regulations. Changes in the ownership of Paragon’s shares that occurred in 2001, 2003 and 2006 have limited the amount of net operating losses to be used to approximately $72,500 per year for another 15 years, or a total of approximately $1,448,000. Prior net loss carryforwards of approximately $11,100,000 cannot be used due to the limitations imposed by Section 382 of the Internal Revenue Code related to the 2001, 2003 and 2006 changes of share ownership. The loss carryforwards expire as follows:

Year Expiring	Net Operating Loss
2026	$1,551,000
2027	364,000
2028	248,000
2029	81,000
2030	52,000
2031	39,000

Total loss carryforwards	$2,335,000

Note 9 — Commitments and Contingencies

Employment Agreements

On April 3, 2006, the Board of Trustees of Paragon authorized modifications to the employment agreement of James C. Mastandrea, President and Chief Executive Officer. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his duties for Paragon. The original employment agreement with Mr. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea. Effective September 29, 2006, in lieu of an annual salary of $100,000 and to conserve cash, Mr. Mastandrea agreed to receive 44,444 Class C Convertible Preferred Shares for his services as an officer of Paragon through September 29, 2008. This agreement was amended to extend the service period and vesting period restriction dates to September 29, 2012, though the shares were fully amortized by the original date in 2008.

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