Form 10-Q
period 2012-03-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2012-05-01
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                  Yes ☒                                 No ☐

The number of the registrant’s Common Shares outstanding as of May 1, 2012, was 405,096.

FORM 10-Q

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

	March 31, 2012 (unaudited)	December 31, 2011
Assets

Cash	$16,045	$11,532
Marketable securities	156,755	174,425
Other assets	5,932	8,113
Total Assets	$178,732	$194,070

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$1,250	$5,376
Total liabilities	1,250	5,376

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares - $0.01 par value, 100,000,000 authorized: 443,226 shares issued and 405,096 outstanding.	4,051	4,051
Additional paid-in capital	28,146,971	28,146,971
Accumulated deficit	(27,172,270)	(27,148,068)
Accumulated other comprehensive income, net unrealized gain (loss) on marketable securities	(5,562)	(18,552)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)
Total shareholders’ equity	177,482	188,694
Total Liabilities and Shareholders’ Equity	$178,732	$194,070

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the three months ended March 31,

	2012	2011
Revenues
Interest/dividend income	$1,040	$2,050
Total revenues	1,040	2,050
Expenses
General and administrative	23,430	23,036
Total expenses	23,430	23,036
Income (loss) from operations	(22,390)	(20,986)
Gain (loss) on sale of marketable securities	(1,812)	3,884
Net income (loss) attributable to Common Shareholders	(24,202)	(17,102)
Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(.06)	$(.04)
Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096

Comprehensive income (loss):
Net income (loss)	$(24,202)	$(17,102)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	12,990	5,862
Comprehensive income (loss)	$(11,212)	$(11,240)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(24,202)	$(17,102)
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
(Gain) loss on sale of marketable securities	1,812	(3,884)
Net change in assets and liabilities:
Other assets	2,181	1,868
Accounts payable and accrued expenses	(4,126)	11,825
Net cash from (used in) continuing operations	(24,335)	(7,293)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	—	(94,364)
Proceeds from the sale of marketable securities	28,848	92,665
Net cash from (used for) investing activities	28,848	(1,699)

Cash flows from financing activities:
Net cash from (used for) financing activities	—	—
Net increase (decrease) in cash	4,513	(8,992)
Cash
Beginning of period	11,532	31,717
End of period	$16,045	$22,725

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

Note 2 – Basis of Presentation

Condensed Consolidated Financial Statement Presentation

We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of March 31, 2012, the results of our operations for the three month periods ended March 31, 2012 and 2011, and of our cash flows for the three month periods ended March 31, 2012 and 2011 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

At March 31, 2012, our cash was approximately $16,000 and our investments in publicly traded real estate companies, which can be liquidated into cash, was approximately $156,800. The increase in cash during the first three months of 2012 was approximately $4,500. We sold investments in marketable securities and transferred the proceeds and an additional approximately $1,200 to cash, for a total of $30,000, of which approximately $22,400 was used to pay expenses to keep the Company currently filed as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting, audit, and legal fees. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to allow us to continue as a going concern.

There can be no assurance that we will be able to keep the Company currently filed with the SEC, acquire an operating company, or sell the corporate entity. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations.

Correction of Immaterial Error

The financial statements for the first two quarters of 2011 showed 443,226 common shares issued and outstanding, which included 38,130 shares held in treasury. The total number of common shares outstanding was corrected to show the reduction for the 38,130 common shares held in treasury, or 405,096 common shares outstanding.

Note 3 – Marketable Securities

Our investments in marketable securities are available-for-sale as of March 31, 2012, and represent publicly traded common shares of real estate companies.

As of March 31, 2012, our marketable securities had a fair market value of approximately $156,800, including marketable equity securities at market value of approximately $90,100 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of approximately $66,000. We recorded an unrealized gain on marketable securities during the first three months of 2012 of approximately $13,000, net of securities sold, which is included in other comprehensive income.

We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the three month period ended March 31, 2012, we sold $25,311 marketable securities having a cost basis of $27,123 and recorded a loss of $1,812. Additionally, we redeemed $3,537 from the cash investment account, which is classified as part of marketable securities in the financial statements, and included it with the proceeds from the sale of marketable securities for total proceeds of $28,848 for the three month period ended March 31, 2012.

Note 4 – Loss Per Share

Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three months ended March 31, 2012 and March 31, 2011 were 405,096. Common share equivalents of 2,448,892 as of March 31, 2012 and March 31, 2011 include outstanding Class A Convertible Preferred Shares and Class C Convertible Preferred Shares and are not included in net loss per weighted average Common Share outstanding—diluted as they would be anti-dilutive.

Note 5 – Fair Value Measurements

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by Accounting Standards Codification 825. No events occurred during the first three months of 2012 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount in Consolidated Balance Sheet	Fair Value	Fair Value	Measurement	Using

			Level 1	Level 2	Level 3

Marketable Securities
March 31, 2012:
Cash Insured Deposits	$ 66,645	$ 66,645	$ 66,645
REIT Common Stocks	90,110	90,110	90,110
Total March 31, 2012	$156,755	$156,755	$156,755

December 31, 2011:
Cash Insured Deposits	$ 70,181	$ 70,181	$ 70,181
REIT Common Stocks	98,057	98,057	98,057
REIT Mutual Fund	6,187	6,187	6,187
Total December 31, 2011	$174,425	$174,425	$174,425

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

Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate opportunities or sold to another company. Because our cash and our investments in publicly traded real estate companies, which can be liquidated into cash, are not sufficient to allow us to continue operations, we have been reviewing other alternatives, including seeking additional investors or selling the corporate entity. There can be no assurance that we will be able to keep the Company currently filed with the SEC, acquire an operating company, or sell the corporate entity. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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

Forward-Looking Information

This report on Form 10-Q contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934 and may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, our failure to obtain adequate financing to continue our operations, changes in general economic conditions, changes in real estate conditions, fluctuations in market prices of our investments in publicly traded companies, our inability to liquidate our investments for the value shown in our financial statements, changes in prevailing interest rates, changes in our current filing status with the SEC, the cost or general availability of equity and debt financing, failure to acquire properties in accordance with our value added strategy, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2011.

The following is a discussion of our results of operations for the three month periods ended March 31, 2012 and 2011 and financial condition, including:

•

Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three month periods ended March 31, 2012 and March 31, 2011, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2012 and 2011

Revenues from Operations

Total revenues decreased approximately $1,000 from approximately $2,000 for the three month period ended March 31, 2011 to approximately $1,000 for the three month period ended March 31, 2012. This decrease was the result of decreased amounts invested in publicly traded real estate companies providing dividends of approximately $1,000 for the three month period ended March 31, 2012, compared to the higher amount of investments providing dividends of approximately $2,000 for the three month period ended March 31, 2011.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, increased approximately $400 from approximately $23,000 for the three month period ended March 31, 2011 to approximately $23,400 for the three month period ended March 31, 2012. This net increase is the result of increases in accounting expense and expenses to keep the Company current with its SEC filings of approximately $1,500 offset by decreased director and officer liability insurance and decreased general office expenses of $1,100.

Loss from Operations

As a result of the above, the loss from operations increased approximately $1,400 from approximately $21,000 for the three month period ended March 31, 2011 to approximately $22,400 for the three month period ended March 31, 2012.

Gain/Loss on Sale of Marketable Securities

We sold 2,175 shares of marketable securities of four companies for $25,311, which had a cost basis of $27,123, and recorded a loss on the sale of marketable securities of $1,812 in the first three months of 2012.

In the three month period ended March 31, 2011 we sold 240 shares of a marketable security with a cost basis of $2,036 for $5,920 and recorded a gain on sale of marketable securities of $3,884 in the first quarter of 2011.

Net Loss Attributable to Common Shareholders

As a result of the above, the net loss attributable to Common Shareholders increased approximately $7,100 from approximately $17,100 for the three month period ended March 31, 2011 to approximately $24,200 for the three month period ended March 31, 2012.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 3 included in our Annual Report on Form 10-K for the year ended December 31, 2011. The following section is a summary of certain aspects of those accounting policies that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our Condensed Consolidated Financial Statements.

Investments in Shares of Publicly Traded Companies

In early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of real estate companies. As of March 31, 2012, we have investments with a historical cost of approximately $95,700 invested in shares of 12 real estate companies and had approximately $66,000 in a money market account with the brokerage firm. The Company records the changes in market value on a quarterly basis as part of shareholders’ equity until the shares are sold and a gain or loss is recognizable as part of operations. As of March 31, 2012, the market value of the investment in shares of real estate companies of approximately $90,100 was lower than the historical cost of approximately $95,700, resulting in an unrealized loss on marketable securities of approximately $5,600 reflected in shareholders’ equity. The investments are available to be liquidated into cash as needed.

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At March 31, 2012, we have a net operating loss and at December 31, 2011, we had net operating loss caryforwards totaling approximately $2.3 million. While these losses created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2031.

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

To further conserve cash, in 2006 each trustee signed a restricted share agreement with the Company to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The service period ending date and vesting period date for those agreements have been extended to September 29, 2012. Additionally, in 2006, Mr. Mastandrea, our President, Chief Executive Officer, and Chairman of the Board of Trustees of the Company, signed a subscription agreement to purchase 44,444 restricted Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon until September 29, 2008. The service period ending date and vesting period date for this agreement have been extended to September 29, 2012, though the shares were fully amortized by the original date in 2008.

Cash Flows

As of March 31, 2012, our cash was approximately $16,000 and our investments, which can be liquidated into cash, were approximately $156,800. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.

The increase in cash during the first three months of 2012 was approximately $4,500. We sold investments in marketable securities and transferred the proceeds and an additional approximately $1,200 to cash, for a total of $30,000, of which approximately $24,300 was used to pay expenses to keep the Company currently filed as a public company. As a result, our cash balance increased from approximately $11,500 at December 31, 2011 to $16,000 at March 31, 2012.

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

Long Term Liquidity and Operating Strategies

Our cash of approximately $16,000 and our investments of approximately $156,800, which can be liquidated into cash, are sufficient to meet only the Company’s anticipated short-term obligations. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.

Current Tax Status

At March 31, 2012, we have a net operating loss, and at December 31, 2011, we had net operating loss carryforwards totaling approximately $2.3 million. While the losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2031.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2012, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of March 31, 2012, our disclosure controls and procedures are effective.

Further, there was no change during the last quarter in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

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

* The following financial information of the Registrant for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
	By:	/s/ James C. Mastandrea
Date: May 1, 2012		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
	By:	/s/ John J. Dee
Date: May 1, 2012		John J. Dee Chief Financial Officer (Principal financial and accounting officer)