Form 10-Q
period 2012-06-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2012-08-10
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of the registrant’s Common Shares outstanding as of August 10, 2012, was 405,096.

FORM 10-Q

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash	$29,532	$11,532
Marketable securities	137,706	174,425
Other assets	3,795	8,113

Total Assets	$171,033	$194,070

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$5,833	$5,376

Total liabilities	5,833	5,376

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares - $0.01 par value, 100,000,000 authorized: 443,226 shares issued and 405,096 outstanding.	4,051	4,051
Additional paid-in capital	28,146,971	28,146,971
Accumulated deficit	(27,182,317)	(27,148,068)
Accumulated other comprehensive income, net unrealized gain (loss) on marketable securities	(7,797)	(18,552)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	165,200	188,694

Total Liabilities and Shareholders’ Equity	$171,033	$194,070

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the six months ended June 30,
	2012	2011
Revenues
Interest/dividend income	$1,796	$3,848

Total revenues	1,796	3,848

Expenses
General and administrative	36,595	36,979

Total expenses	36,595	36,979

Income (loss) from operations	(34,799)	(33,131)
Gain (loss) on sale of marketable securities	550	27,450

Net income (loss) attributable to Common Shareholders	(34,249)	(5,681)

Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(.08)	$(.01)

Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096

Comprehensive income (loss):
Net income (loss)	$(34,249)	$(5,681)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of marketable securities	(550)	(27,450)
Unrealized gain (loss) on marketable securities	11,305	10,173

Comprehensive income (loss)	$(23,494)	$(22,958)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the three months ended June 30,
	2012	2011
Revenues
Interest/dividend income	$756	$1,798

Total revenues	756	1,798

Expenses
General and administrative	13,166	13,943

Total expenses	13,166	13,943

Income (loss) from operations	(12,410)	(12,145)
Gain (loss) on sale of marketable securities	2,363	23,565

Net income (loss) attributable to Common Shareholders	(10,047)	11,420

Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(.02)	$.03

Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096

Comprehensive income (loss):
Net income (loss)	$(10,047)	$11,420
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of marketable securities	(2,363)	(23,565)
Unrealized gain (loss) on marketable securities	129	426

Comprehensive income (loss)	$(12,281)	$(11,719)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(34,249)	$(5,681)
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
(Gain) loss on sale of marketable securities	(550)	(27,450)
Net change in assets and liabilities:
Other assets	4,318	4,291
Accounts payable and accrued expenses	457	—

Net cash from (used in) continuing operations	(30,024)	(28,840)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	—	(213,946)
Proceeds from the sale of marketable securities	48,024	225,269

Net cash from (used for) investing activities	48,024	11,323

Cash flows from financing activities:

Net cash from (used for) financing activities Net cash provided by investing activities	—	—

Net increase (decrease) in cash	18,000	(17,517)
Cash
Beginning of period	11,532	31,717

End of period	$29,532	$14,200

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

Note 2 – Basis of Presentation

Condensed Consolidated Financial Statement Presentation

We have prepared the consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of June 30, 2012, the results of our operations for the six month periods ended June 30, 2012 and 2011, for the three month periods ended June 30, 2012 and 2011, and of our cash flows for the six month periods ended June 30, 2012 and 2011 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2011.

We report our investments using the consolidated method of accounting when we own the majority of the outstanding voting interests and can control operations of a non-active subsidiary company. In the consolidation method, the accounts of this entity are combined with our accounts. All significant intercompany transactions are eliminated in consolidation.

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

At June 30, 2012, our cash was approximately $29,500 and our investments in publicly traded real estate companies, which can be liquidated into cash, was approximately $137,700. The increase in cash during the first six months of 2012 was approximately $18,000. We sold investments in marketable securities for a total of $48,000, of which approximately $30,000 was used to pay expenses to keep the Company currently filed as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting, audit, and legal fees. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to allow us to continue as a going concern.

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

Correction of Immaterial Errors

The financial statements for the first two quarters of 2011 showed 443,226 common shares issued and outstanding, which included 38,130 shares held in treasury. The total number of common shares outstanding was corrected to show the reduction for the 38,130 common shares held in treasury, or 405,096 common shares outstanding.

The financial statements for the second quarter of 2011 reported comprehensive income of $2,159 for the six months ended June 30, 2011. That amount of comprehensive income included an unrealized gain on marketable securities of $7,840, which should have been a net unrealized loss of $17,277, resulting in a comprehensive loss of $22,958, as shown on the financial statements for the second quarter of 2012 for the six months ended June 30, 2011. The net unrealized loss of $17,277 was comprised of unrealized gains of $10,173 less the reclassification adjustment for recognized gains of $27,450.

Note 3 – Marketable Securities

Our investments in marketable securities are available-for-sale as of June 30, 2012, and represent publicly traded common shares of real estate companies.

As of June 30, 2012, our marketable securities had a fair market value of approximately $137,700, including marketable equity securities at market value of approximately $65,800 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a cash insured deposit account of approximately $71,900. We recorded an unrealized gain on marketable securities during the first six months of 2012 of approximately $10,800, net of securities sold, which is included in other comprehensive income.

We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the six month period ended June 30, 2012, we sold $49,778 of marketable securities having a cost basis of $49,228 and recorded a gain of $550. Additionally, $1,754 of other cash activity in the cash investment account, which is classified as part of marketable securities in the financial statements, was deducted from the proceeds from the sale of marketable securities for total net proceeds of $48,024 for the six month period ended June 30, 2012.

Note 4 – Loss Per Share

Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the six months ended June 30, 2012 and June 30, 2011 were 405,096. Common share equivalents of 2,448,892 as of June 30, 2012 and June 30, 2011 include outstanding Class A Convertible Preferred Shares and Class C Convertible Preferred Shares and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

Note 5 – Fair Value Measurements

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by Accounting Standards Codification 825. No events occurred during the first six months of 2012 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Marketable Securities
June 30, 2012:
Cash Insured Deposits	$71,935
REIT Common Stocks	65,771

Total June 30, 2012	$137,706

December 31, 2011:
Cash Insured Deposits	$70,181
REIT Common Stocks	98,057
REIT Mutual Fund	6,187

Total December 31, 2011	$174,425

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

The following is a discussion of our results of operations for the six month periods ended June 30, 2012 and 2011 and financial condition, including:

•

Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011.

•

Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the six month periods ended June 30, 2012 and June 30, 2011, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Comparison of the Six Month Periods Ended June 30, 2012 and 2011

Revenues from Operations

Total revenues decreased approximately $2,000 from approximately $3,800 for the six month period ended June 30, 2011 to approximately $1,800 for the six month period ended June 30, 2012. This decrease was the result of decreased amounts invested in publicly traded real estate companies providing dividends of approximately $1,800 for the six month period ended June 30, 2012, compared to the higher amount of investments providing dividends of approximately $3,800 for the six month period ended June 30, 2011.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, decreased approximately $400 from approximately $37,000 for the six month period ended June 30, 2011 to approximately $36,600 for the six month period ended June 30, 2012. This net decrease is the result of increases in legal expense and expenses to keep the Company current with its SEC filings of approximately $1,300 offset by decreased director and officer liability insurance, decreased accounting expenses and general office expenses of $1,700.

Loss from Operations

As a result of the above, the loss from operations increased approximately $1,700 from approximately $33,100 for the six month period ended June 30, 2011 to approximately $34,800 for the six month period ended June 30, 2012.

Gain/Loss on Sale of Marketable Securities

We sold 2,925 shares of marketable securities of eight companies for $49,778, which had a cost basis of $49,228, and recorded a gain on the sale of marketable securities of $550 in the first six months of 2012.

In the six month period ended June 30, 2011 we sold 7,220 shares of marketable securities of 16 companies with a cost basis of $107,896 for $135,346 and recorded a gain on the sale of marketable securities of $27,450 in the first six months of 2011.

Net Loss Attributable to Common Shareholders

As a result of the above, the net loss attributable to Common Shareholders increased approximately $28,500 from approximately $5,700 for the six month period ended June 30, 2011 to approximately $34,200 for the six month period ended June 30, 2012.

Comparison of the Three Month Periods Ended June 30, 2012 and 2011

Revenues from Operations

Total revenues decreased approximately $1,000 from approximately $1,800 for the three month period ended June 30, 2011 to approximately $800 for the three month period ended June 30, 2012. This decrease was the result of decreased amounts invested in publicly traded real estate companies providing dividends of approximately $800 for the three month period ended June 30, 2012, compared to the higher amount of investments providing dividends of approximately $1,800 for the three month period ended June 30, 2011.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, decreased approximately $700 from approximately $13,900 for the three month period ended June 30, 2011 to approximately $13,200 for the three month period ended June 30, 2012. This net decrease is the result of increases in legal and state filing fees of approximately $600 offset by decreased director and officer liability insurance and decreased accounting expense of $1,400.

Loss from Operations

As a result of the above, the loss from operations increased approximately $300 from approximately $12,100 for the six month period ended June 30, 2011 to approximately $12,400 for the three month period ended June 30, 2012.

Gain/Loss on Sale of Marketable Securities

In the three month period ended June 30, 2012 we sold 750 shares of marketable securities of four companies for $24,467, which had a cost basis of $22,104, and recorded a gain on the sale of marketable securities of $2,363.

In the three month period ended June 30, 2011 we sold 6,980 shares of marketable securities of 15 companies with a cost basis of $105,861 for $129,426 and recorded a gain on the sale of marketable securities of $23,565 in the second quarter of 2011.

Net Loss Attributable to Common Shareholders

As a result of the above, we had net income attributable to Common Shareholders of approximately $11,400 for the three month period ended June 30, 2011 compared to a net loss attributable to Common Shareholders of approximately $10,000 for the three month period ended June 30, 2012, an increase in net loss of approximately $21,400.

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

Investments in Shares of Publicly Traded Companies

In early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of real estate companies. As of June 30, 2012, we have investments with a historical cost of approximately $73,600 invested in shares of 8 real estate companies and had approximately $71,900 in a money market account with the brokerage firm. The Company records the changes in market value on a quarterly basis as part of shareholders’ equity until the shares are sold and a gain or loss is recognizable as part of operations. As of June 30, 2012, the market value of the investment in shares of real estate companies of approximately $65,800 was lower than the historical cost of approximately $73,600, resulting in an unrealized loss on marketable securities of approximately $7,800 reflected in shareholders’ equity. The investments are available to be liquidated into cash as needed.

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At June 30, 2012, we have a net operating loss and at December 31, 2011, we had net operating loss caryforwards totaling approximately $2.3 million. While these losses created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2031.

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

To further conserve cash, in 2006 each trustee signed a restricted share agreement with the Company to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The service period ending date and vesting period date for those agreements have been extended to September 29, 2012. Additionally, in 2006, James C. Mastandrea, our President, Chief Executive Officer, and Chairman of the Board of Trustees of the Company, signed a subscription agreement to purchase 44,444 restricted Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon until September 29, 2008. The service period ending date and vesting period date for this agreement have been extended to September 29, 2012, though the shares were fully amortized by the original date in 2008.

Cash Flows

As of June 30, 2012, our cash was approximately $29,500 and our investments, which can be liquidated into cash, were approximately $137,700. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.

The increase in cash during the first six months of 2012 was $18,000. We sold investments in marketable securities and transferred the proceeds for a total of $48,000, of which approximately $30,000 was used to pay expenses to keep the Company currently filed as a public company. As a result, our cash balance increased from approximately $11,500 at December 31, 2011 to $29,500 at June 30, 2012.

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

Long Term Liquidity and Operating Strategies

Our cash of approximately $29,500 and our investments of approximately $137,700, which can be liquidated into cash, are sufficient to meet only the Company’s anticipated short-term obligations. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been reviewing value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including selling the corporate entity and seeking additional investors. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.

Current Tax Status

At June 30, 2012, we have a net operating loss, and at December 31, 2011, we had net operating loss carryforwards totaling approximately $2.3 million. While the losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2031.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2012, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of June 30, 2012, our disclosure controls and procedures are effective.

Further, there was no change during the last quarter in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

Exhibit Number	Exhibit Description

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	The following financial information of the Registrant for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

	By:	/s/ James C. Mastandrea
Date: August 10, 2012		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

	By:	/s/ John J. Dee
Date: August 10, 2012		John J. Dee Chief Financial Officer (Principal financial and accounting officer)