Form 10-K
period 2012-12-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2013-02-08
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

At February 8, 2013, the Registrant had issued 443,226 common shares of beneficial interest and had 405,096 shares outstanding after deducting 38,130 shares held in treasury. At June 30, 2012, the aggregate market value of the voting common shares held by non-affiliates of the Registrant was approximately $94,765 based on the closing price of $0.50 per common share on the over-the-counter bulletin board on that date.

DOCUMENTS INCORPORATED BY REFERENCE

None

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

2012 ANNUAL REPORT ON FORM 10-K

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

Employees

The Company has two part-time employees as of February 8, 2013.

Item 1A. Risk Factors.

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons. While it is impossible to identify all of these factors, the following could cause actual results to differ materially from those estimated by us:

•	fluctuations in national economic conditions, including liquidity in the capital markets and lending requirements imposed by financial institutions;

•	changes in values for commercial real estate properties and companies;

•	changes in interest rates and in the availability, cost and terms of mortgage funds;

•	decreases in market prices of the shares of publicly traded real estate companies;

•	adverse changes in governmental rules and fiscal policies; and

•	other factors which are beyond our control.

In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:

•	we have no operating assets;

•	our cash resources are limited;

•	we have a history of losses;

•	we have not raised funds through a public equity offering;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares;

•	we are dependent on a small number of key senior professionals who are part-time employees; and

•	we currently do not plan to distribute dividends to the holders of our shares.

Item 2. Properties.

As of December 31, 2012, we did not own any real estate assets.

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

2012	High	Low
4th Quarter	$0.50	$0.25
3rd Quarter	$0.50	$0.50
2nd Quarter	$0.50	$0.20
1st Quarter	$0.20	$0.19

2011	High	Low
4th Quarter	$0.19	$0.18
3rd Quarter	$0.19	$0.12
2nd Quarter	$0.25	$0.09
1st Quarter	$0.11	$0.09

On February 4, 2013, the last reported sales price of our common shares on the OTC Bulletin Board was $0.31. The number of holders of record of our common shares was 137 as of February 8, 2013 and we estimate we have approximately 1,200 beneficial holders of common interests as of that same date.

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

Preferred Share Conversions

During 2012, no preferred shares were converted to common shares.

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities in 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-Looking Statements

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	fluctuations in national economic conditions, including liquidity in the capital markets and lending requirements imposed by financial institutions;

•	changes in values for commercial real estate properties and companies;

•	changes in interest rates and in the availability, cost and terms of mortgage funds;

•	decreases in market prices of the shares of publicly traded real estate companies;

•	adverse changes in governmental rules and fiscal policies; and

•	other factors which are beyond our control.

In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:

•	we have no operating assets;

•	our cash resources are limited;

•	we have a history of losses;

•	we have not raised funds through a public equity offering;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares;

•	we are dependent on a small number of key senior professionals who are part-time employees; and

•	we currently do not plan to distribute dividends to the holders of our shares.

Overview

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on keeping its public entity available for value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. During the fourth quarter of 2008 and continuing through much of 2011, capital markets had limited access for small companies, like Paragon, and financing was difficult to obtain for real estate transactions. While equity and debt markets were more active in 2012, Paragon did not have any transactions to raise capital. Paragon has also been reviewing the possibility of selling the corporate entity or seeking additional investors. In addition in early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of other real estate companies. The investments are available to be liquidated into cash as needed.

As of December 31, 2012, the Company is a public shell current with its SEC filings. The board of trustees intends to keep the Company currently filed with the SEC as a corporate shell that may be used in the future for real estate deals or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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

Recent Developments and Executive Overview

During 2012, the Company continued as a public shell current with its SEC filings. The board of trustees approved investing on a temporary basis a portion of the Company’s available cash in shares of publicly traded real estate companies, and the Company began doing so in early 2008.

Results of Operations

The following is a discussion of our results of operations and comprehensive income for the years ended December 31, 2012 and 2011 and financial condition, including:

•

Explanation of changes in the results of operations in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012 compared to the year ended December 31, 2011.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the year ended December 31, 2012, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

Comparison of the years ended December 31, 2012 and 2011

Revenues from Operations

Total revenues decreased $4,750 from $8,010 for the year ended December 31, 2011 to $3,260 for the year ended December 31, 2012. Revenues consisted of interest and dividend income only for the years ended December 31, 2012 and December 31, 2011. The decrease in interest and dividend income was due to having a lower amount invested in equity securities in the year ended December 31, 2012 than in the year ended December 31, 2011.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, decreased $3,324; from $65,715 for the year ended December 31, 2011 to $62,391 for the year ended December 31, 2012. This net decrease is mostly due to decreases in accounting and director and officer liability insurance costs partially offset by increased SEC filing costs to meet the additional XBRL filing requirements.

Loss from operations

As a result of the above, the loss from operations increased from $57,705 for the year ended December 31, 2011 to $59,131 for the year ended December 31, 2012.

Gain on sale of marketable securities

The gain on sales of marketable securities of $550 for the year ended December 31, 2012 was a result of our sale of 1,275 common shares of publicly traded real estate companies and the redemptions from the money market investment account for total proceeds of $66,560.

The gain on sales of marketable securities of $24,525 for the year ended December 31, 2011 was a result of our sale of 17,675 common shares of publicly traded real estate companies for $265,913.

Net loss attributable to Common Shareholders

Based on the above, the net loss attributable to Common Shareholders increased from $33,180 for the year ended December 31, 2011 to $58,581 for the year ended December 31, 2012.

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

Cash Flows

As of December 31, 2012, our unrestricted cash resources were $15,337. We are dependent on our existing cash, contributed by three independent trustees in exchange for Class C Convertible Preferred Shares, to meet our liquidity needs because we do not have cash from operations to meet our operating requirements.

During the year ended December 31, 2012, the Company’s cash balance increased by $3,805 from $11,532 at December 31, 2011 to $15,337 at December 31, 2012. During 2012, we received cash of $66,560 from the sale of marketable securities and redemptions from a money market investment account. Cash of $62,755 was used in continuing operations.

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

Current Tax Status

At December 31, 2012, we have net operating loss carryforwards of $2,396,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2032.

We, and our subsidiary, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Interest Rates and Inflation

Interest rates fell during 2008 as the Federal Reserve Bank lowered the discount rate and remained low through 2012. While interest rates are at record lows, capital markets were generally not accessible by small real estate companies, like Paragon in 2009 through 2011 and debt financing was only available to larger creditworthy companies. Financial institutions tightened financial covenant tests, decreased loan-to-value ratios, and charged higher fees for loans, which has reduced the number of real estate transactions. During 2012, credit markets were more active though Paragon did not have any transaction to raise capital.

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

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2012, we had net operating loss carryforwards totaling $2,396,000.

While these losses created a deferred tax asset of $959,000, a valuation allowance of $959,000 was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2032. Pursuant to Internal Revenue Code regulations, we will be limited to using $2,396,000 of the prior net operating losses of $11,100,000, and these same regulations also limit the amount of loss used in any one year.

Item 8. Financial Statements and Supplementary Data

The required audited consolidated financial statements of the Company are included herein commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our principal executive officer and principal financial officer each concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the COSO (the Committee of Sponsoring Organizations) framework of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Further, there was no change in the fourth fiscal quarter of 2012 in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No changes.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages and positions of our trustees and executive officers are as follows:

Name	Age	Position	Expiration of Term (1)
James C. Mastandrea	69	President, Chief Executive Officer and Chairman of Board of Trustees	2006	(1)
John J. Dee	61	Senior Vice President, Chief Financial Officer and Trustee	2007	(1)
Daryl J. Carter	57	Trustee	2008	(1)
Daniel G. DeVos	54	Trustee	2006	(1)
Paul T. Lambert	60	Trustee	2007	(1)
Michael T. Oliver	69	Trustee	2008	(1)
(1)	Because the trustees own a significant number of the voting shares and the Company is reducing expenses to conserve its limited cash, an annual meeting has not been held since 2006. The trustees will continue to serve until an election of trustees is held, though no election is currently planned.

Board of Trustees and Executive Officers

The business experience, principal occupations and employment, as well as the periods of service, of each of our trustees and executive officers during at least the last five years are set forth below.

James C. Mastandrea has been our Chairman, President and Chief Executive Officer since 2003. Mr. Mastandrea has over 35 years of experience in the real estate industry and 17 years serving in high level positions of publicly traded companies. He also serves, since 2006, as the President, Chief Executive Officer and Chairman of the Board of Trustees of Whitestone REIT, a publicly traded REIT listed on the NYSE focused on Community Centered PropertiesTM. Mr. Mastandrea has also served, since 1978, as the Chief Executive Officer/Founder of MDC Realty Corporation, a privately held residential and commercial real estate development company. From 1994 to 1998, Mr. Mastandrea served as Chairman and Chief Executive Officer of First Union Real Estate Investments, a NYSE-listed real estate investment trust. Mr. Mastandrea also served in the U.S. Army as a Military Police Officer. Mr. Mastandrea currently is a director of Cleveland State University Foundation Board and a member of the investment committee, a director of University Circle Inc. Board, Cleveland, Ohio and a member of the real estate committee, and a director of the Calvin Business Alliance Board at Calvin College, Grand Rapids, Michigan. Mr. Mastandrea regularly lectures to MBA students at the University of Chicago and teaches as an adjunct professor at Rice University and also regularly presents to institutional investors in the U.S. and Europe. Mr. Mastandrea’s significant experience and familiarity with the commercial real estate industry and public companies allows him to provide insight into various aspects of the economy and commercial real estate, which is of significant value to our Board.

John J. Dee has served as a trustee, Senior Vice President and Chief Financial Officer since 2003. Since October 2006, Mr. Dee has also been Chief Operating Officer, Executive Vice President, and Director of Finance at Whitestone REIT, a publicly traded REIT listed on the NYSE focused on Community Centered PropertiesTM. Prior to Mr. Dee’s joining Paragon, from 2002 to 2003, he was Senior Vice President and Chief Financial Officer of MDC Realty Corporation, Cleveland, Ohio, an affiliate of MDC Realty Corporation, Chicago, Illinois, a privately held residential and commercial real estate development company. From 2000 to 2002, Mr. Dee was Director of Finance and Administration for Frantz Ward, LLP, Cleveland, Ohio, a Cleveland-based law firm. From 1978 to 2000, Mr. Dee held various management positions with First Union Real Estate Investments (NYSE), most recently as Senior Vice President and Chief Accounting Officer from 1996 to 2000. Mr. Dee is licensed as a CPA (non-practicing) in the State of Ohio. Mr. Dee has a significant number of years of experience with publicly listed REITs and his financial and accounting background provides assistance to the Board.

Daryl J. Carter has served as a trustee since June 2003. Mr. Carter founded and since 2007 has served as Chairman and Chief Executive Officer of Avanath Capital Management, LLC, an investment firm focused on urban-themed real estate and mortgage investments. From 2005 to 2007, Mr. Carter was an Executive Managing Director of Centerline Capital Group, or Centerline, a subsidiary of Centerline Holding Company (NYSE), and head of the Commercial Real Estate Group. From 2005 to 2007, he was also the President of American Mortgage Acceptance Corporation (AMEX), a publicly-held, commercial mortgage lender that was externally managed by Centerline. Mr. Carter became part of Centerline when his company, Capri Capital Finance, or CCF, was acquired by Centerline in 2005 and stayed with Centerline until 2006. Mr. Carter co-founded and served as Co-Chairman of both CCF and Capri Capital Advisors in 1992. He was instrumental in building Capri into a diversified real estate firm with $8 billion in real estate equity and debt investments under management. Prior to Capri, Mr. Carter was Regional Vice President at Westinghouse Credit Corporation in Irvine and a Second Vice President at Continental Bank in Chicago. Mr. Carter serves as a trustee of Whitestone REIT (NYSE) since 2009, Ta tustee of the Urban Land Institute, Vice Chairman of the National Multifamily Housing Association, and on the Dean’s Advisory Council of the M.I.T. Sloan School of Management. He has also served as Chairman of the Commercial Board of Governors of the Mortgage Bankers Association. Mr. Carter brings to our Board significant management experience and demonstrated leadership skills with financial and real estate entities.

Daniel G. DeVos has served as a trustee since March 2003. Since 1993, Mr. DeVos has served as Chairman of the Board and Chief Executive Officer of DP Fox Ventures, LLC, a diversified management enterprise with investments in real estate, transportation, and sports teams. Since 1999, Mr. DeVos has served as the President and Chief Executive Officer of Fox Motors, based in Grand Rapids, Michigan. He is the majority owner of the Grand Rapids Griffins (AHL), has an ownership interest in the Orlando Magic (NBA) and has served as Chairman since 2011, and is a partner in CWD Real Estate Investment. Mr. DeVos has served as a member of the RDV Corporation Board since 1991, most recently as Vice Chairman, and since 1980 has served as a director and currently serves on the Audit Committee of Alticor, Inc., the parent of Amway Corporation, located in Ada, Michigan. Since 2009, Mr. DeVos has served as a trustee of Whitestone REIT, a publicly traded REIT listed on NYSE. From 1994 to 1998, Mr. DeVos served as a trustee of First Union Real Estate Investments (NYSE). Mr. DeVos has extensive and diverse business experience within and outside the real estate industry and possesses exceptional leadership skills in business and non-profit management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, trustees and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. Officers, trustees and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Form 4s filed by trustees reporting grants of restricted shares and options furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, trustees and greater than 10% shareholders were complied with.

Item 11. Executive Compensation.

James C. Mastandrea did not receive any compensation for serving as our CEO, president and chairman during the years ended December 31, 2012 and December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the status of equity awards as of December 31, 2012

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested		Vested	Vested

James C. Mastandrea Chief Executive Officer, President and Chairman	—	—	—	—	2,000	(1)	$520.00	(2)

(1)	Represents restricted common shares issued January 2, 2004. Half of the restricted shares vested on the fifth anniversary of the issuance date. The remaining half will vest when funds from operations has doubled or when Paragon’s share price is 50% higher compared to the average trading price for the five days preceding the grant date.
(2)	On June 30, 2003, our shareholders approved the issuance of additional common shares to Paragon Real Estate Development, LLC for James C. Mastandrea, our Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, to encourage them to substantially grow the asset base, net operating income, funds from operations, net value, and share value of Paragon. On September 29, 2006, Paragon amended this agreement to add each of the trustees to the agreement so that if a trustee brings a new transaction to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. We will issue restricted common shares if they locate and close on our behalf future acquisition, development or re-development transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional common shares. The maximum number of common shares they may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of the common shares for 30 calendar days preceding the closing of any acquisition. The common shares will be restricted until we achieve the five-year pro forma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.

Employment Agreements

On April 3, 2006, the Board of Trustees of Paragon authorized modifications to the employment agreement of James C. Mastandrea, President and Chief Executive Officer. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his duties for Paragon. The original employment agreement with Mr. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea. Effective September 29, 2006, in lieu of an annual salary of $100,000, Mr. Mastandrea received 44,444 Class C Convertible Preferred Shares for his services as an officer of Paragon through September 29, 2008. This agreement was amended to extend the service period and vesting period restriction dates to September 30, 2013, though the shares were fully amortized by the original date in 2008.

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

Compensation of Trustees

During the year ended December 31, 2012, trustees were not paid any compensation.

In lieu of cash payments for trustee fees, effective September 29, 2006, each trustee of the Company received 12,500 restricted Class C Convertible Preferred Shares for service as a trustee until September 29, 2008. The shares are restricted until the latest to occur of: (a) a public offering by the Company sufficient to liquidate the shares, (b) an exchange of the Company’s existing shares for new shares, and (c) September 29, 2008. These agreements were amended to extend the service period and vesting period restriction dates to September 30, 2013, though the shares were fully amortized by the original date in 2008.

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

The table shows ownership as of February 8, 2013.

									Total Common Shares
	Common Shares (2)			Preferred A Shares (3)			Preferred C Shares (4)		and Preferred Shares (5)
Name and Address (1)	Number		Percent (6)	Number		Percent (6)	Number	Percent (6)	Number		Percent (6)
James C. Mastandrea	174,163	(7)	43.0%	161,410	(15)	62.5%	56,944	23.3%	792,846	(17)	77.4%
Paragon Real Estate	163,117	(8)	40.3%	161,410	(15)	62.5%	—	—	212,359	(18)	46.7%
Development, LLC
Paul T. Lambert	34,448	(9)	8.5%	—		—	62,500	25.6%	659,448	(19)	63.9%
John J. Dee	4,000	(10)	1.0%	—	(16)	—	12,500	5.1%	129,000	(20)	24.3%
Daryl J. Carter	3,000	(11)	*	—		—	37,500	15.3%	378,000	(21)	48.4%
Daniel G. DeVos	3,000	(11)	*	—		—	62,500	25.6%	628,000	(22)	60.9%
Michael T. Oliver	1,667	(12)	*	—		—	12,500	5.1%	126,667	(23)	23.9%
All trustees and current executive officers as a group (13)	220,278	(14)	53.8%	161,410		62.5%	244,444	100.0%	2,713,961	(24)	93.5%

*	Indicates less than one percent
(1)	Unless otherwise indicated, the address of all beneficial owners is our corporate address at 10011 Valley Forge Drive, Houston, Texas 77042.
(2)	Percentages based on 405,096 common shares outstanding, not including 38,130 shares held in treasury. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are currently exercisable as of April 8, 2013. The total options for all named persons is 4,667.
(3)	Percentages based on 258,236 preferred A shares outstanding as of February 8, 2013, which convert to 53,694 common shares as follows: 161,410 preferred A shares are each convertible into 0.305 common shares and 96,826 preferred A shares are each convertible into 0.046 common shares.
(4)	Percentages based on 244,444 preferred C shares outstanding as of February 8, 2013, which convert to 2,444,440 common shares. Each preferred C share is convertible into 10 common shares.
(5)	Percentages based on 405,096 common shares outstanding, not including 38,130 shares held in treasury, and 244,444 preferred C shares which convert to 2,444,440 common shares. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are currently exercisable as of April 8, 2013. Mr. Mastandrea’s percentage is calculated using a denominator that includes (i) 405,096 common shares, not including 38,130 shares held in treasury; (ii) 56,944 preferred C shares that convert to 569,440 common shares; and (iii) 161,410 preferred A shares, which convert to 49,243 common shares.
(6)	The ownership percents total more than 100% due to more than one person or entity being considered the beneficial owner of the same shares, in accordance with SEC regulations for this table.
(7)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 common shares; (iv) 2,000 restricted common shares; and (v) 379 common shares.

(8)	Mr. Mastandrea is the managing member of Paragon Real Estate Development, LLC and these shares are also included in Mr. Mastandrea’s common shares.
(9)	Includes: (i) 1,666 options; (ii) 5,930 common shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager; and (iii) 26,852 common shares.
(10)	Includes: (i) 2,000 common shares and (ii) 2,000 restricted commons shares. Does not include 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.
(11)	Includes: (i) 2,000 common shares and (ii) 1,000 options.
(12)	Includes (i) 667 common shares and (ii) 1,000 options.
(13)	Includes six named persons.
(14)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 common shares; (iv) 4,000 restricted common shares; (v) 4,667 options; and (vi) 37,827 common shares.
(15)	Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. Each preferred A share is convertible into 0.305 common shares.
(16)	Does not include 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.
(17)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 common shares; (iv) 2,000 restricted common shares; (v) 49,243 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (vi) 569,440 common shares issuable upon conversion of 56,944 preferred C shares; and (vii) 379 common shares.
(18)	Includes (i) 163,116 common shares and (ii) 49,243 common shares issuable upon conversion of 161,410 preferred A shares. These shares are also included in Mr. Mastandrea’s total shares.
(19)	Includes: (i) 1,666 options; (ii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares; and (iii) 32,782 common shares.
(20)	Includes: (i) 2,000 common shares (ii) 2,000 restricted common shares; and (iii) 125,000 common shares issuable upon conversion of 12,500 preferred C shares. Does not include 163,117 common shares or 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.
(21)	Includes: (i) 2,000 common shares; (ii) 1,000 options; and (iii) 375,000 common shares issuable upon conversion of 37,500 preferred C shares.
(22)	Includes: (i) 2,000 common shares; (ii) 1,000 options; and (iii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares.
(23)	Includes: (i) 667 common shares; (ii) 1,000 options; and (iii) 125,000 common shares issuable upon conversion of 12,500 preferred C shares.
(24)	Includes: (i) 6,667 restricted common shares issuable to an independent third party which Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 common shares; (iv) 4,000 restricted common shares; (v) 4,667 options; (vi) 49,243 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (vii) 2,444,440 common shares issuable upon conversion of 244,444 preferred C shares; and (viii) 37,827 common shares.

Equity Compensation Plan Information

Equity Compensation Plans Approved/ Not Approved by Security Holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2004 Share Option Plan
Restricted common shares	17,333	$—
Options for common shares	4,667	$16.39

	22,000	$3.48	24,666

Equity compensation plans not approved by security holders
Common shares	6,667	$—

	6,667	$—	—

Total all plans – Common shares	28,667	$2.67	24,666

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

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed by the principal independent registered public accounting firm (Boulay, Heutmaker, Zibell & Co., P.L.L.P.) to the Company for the fiscal years ended December 31, 2012 and 2011 are as follows:

Category	Year	Fees		% Approved by Audit Committee
Audit Fees (1)	2012 2011	$ $	24,948 26,250	100 100	% %
Audit-Related Fees	2012 2011	$ $	— —
Tax Fees (2)	2012 2011	$ $	1,400 1,425	100 100	% %
All Other Fees	2012 2011	$ $	— —

(1)	Audit fees include audits and reviews of required SEC filings.
(2)	Tax fees include the preparation of the Federal tax return.

Policy for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Before the independent auditors are engaged by the Company to render audit or non-audit services, the Audit Committee approves the engagement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit Description
2.1	Additional Contribution Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.7 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.2	Amendment to Additional Contribution Agreement between the Company, the Board of Trustees and each Trustee individually dated September 29, 2006. (filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

2.3	Modification Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.8 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

3.1	Articles of Amendment and Restatement of the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.2	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

3.3	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 23, 2004 and incorporated herein by reference)

3.4	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 17, 2006 and incorporated herein by reference)

3.5	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.7	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference)

3.8	Amendment No. 2 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Current Report on Form 8-K filed on October 19, 2005 and incorporated herein by reference)

Exhibit Number	Exhibit Description
4.1	Voting and Stock Restriction Agreement among the Company, Steven B. Hoyt, Duane H. Lund, Paul T. Lambert, John J. Dee, James C. Mastandrea, and Paragon Real Estate Development, LLC (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

10.1	Employment Agreement of James C. Mastandrea (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.2	Employment Agreement of John J. Dee (filed as Exhibit 2.4 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.3	Restricted Share Agreement of James C. Mastandrea (filed as Exhibit 2.5 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.4	Restricted Share Agreement of John J. Dee (filed as Exhibit 2.6 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.5	Form of Restricted Share Agreement for Trustees dated September 26, 2006 (filed as Exhibit 10.3 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference) (1)

10.6	Agreement of Limited Partnership of Paragon Real Estate, L.P. (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

10.7	2004 Share Option Plan of the Company (filed as Exhibit 4.1 with the Company’s Registration Statement on Form S-8 filed on July 23, 2004 and incorporated herein by reference)

10.8	Stock Subscription Agreement between James C. Mastandrea and the Company dated as of September 29, 2006 (filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.9	Form of Stock Subscription Agreement between Investors and the Company dated as of September 29, 2006 (filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.10	Modification Agreement between the Company and John J. Dee dated April 3, 2006 (filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

10.11	Modification Agreement between the Company and James C. Mastandrea dated April 3, 2006 (filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

10.12	Form of First Amendment to Restricted Share Agreement for Trustees dated September 25, 2008 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

Exhibit Number	Exhibit Description
10.13	First Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 25, 2008 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.14	Form of Second Amendment to Restricted Share Agreement for Trustees dated September 21, 2009 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.15	Second Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 21, 2009 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.16	Form of Third Amendment to Restricted Share Agreement for Trustees dated September 28, 2010 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.17	Third Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2010 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.18	Form of Fourth Amendment to Restricted Share Agreement for Trustees dated September 29, 2011 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.19	Fourth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 29, 2011 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.20	Form of Fifth Amendment to Restricted Share Agreement for Trustees dated September 28, 2012 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.21	Fifth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2012 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

14	Code of Conduct and Ethics (filed as Exhibit 14 with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Executive Officer (2)

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Financial Officer (2)

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)

Exhibit Number	Exhibit Description
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	The following financial information of the Registrant for the years ended December 31, 2012 and 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.
(1)	Indicates a management contract or compensatory plan or arrangement
(2)	Filed or furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

	By:	/s/ James C. Mastandrea
Date: February 8, 2013		James C. Mastandrea Chief Executive Officer (principal executive officer)

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

	By:	/s/ John J. Dee

Date: February 8, 2013		John J. Dee Chief Financial Officer (principal financial officer)

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

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

Signature	Title	Date

/s/ James C. Mastandrea James C. Mastandrea	Trustee, Chief Executive Officer and President	February 8, 2013

/s/ John J. Dee John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	February 8, 2013

/s/ Daryl J. Carter Daryl J. Carter	Trustee	February 8, 2013

/s/ Daniel G. DeVos Daniel G. DeVos	Trustee	February 8, 2013

/s/ Paul T. Lambert Paul T. Lambert	Trustee	February 8, 2013

/s/ Michael T. Oliver Michael T. Oliver	Trustee	February 8, 2013

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Paragon Real Estate Equity and Investment Trust

We have audited the accompanying consolidated balance sheets of Paragon Real Estate Equity and Investment Trust as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years ended December 31, 2012 and 2011. Paragon Real Estate Equity and Investment Trust’s (the Company) management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Real Estate Equity and Investment Trust as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the lack of revenue generating operations, the Company’s net losses, negative cash flow from operations and accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota

February 8, 2013

Paragon Real Estate Equity and Investment Trust

Consolidated Balance Sheets

December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011
Assets
Cash	$15,337	$11,532
Marketable securities	121,946	174,425
Other assets	8,161	8,113

Total Assets	$145,444	$194,070

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$1,800	$5,376

Total liabilities	1,800	5,376

Commitments and Contingencies
Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares—$0.01 par value, 100,000,000 authorized: 443,226 shares issued and 405,096 outstanding.	4,051	4,051
Additional paid-in capital	28,146,971	28,146,971
Accumulated deficit	(27,206,649)	(27,148,068)
Accumulated other comprehensive income, net unrealized gain (loss) on marketable securities	(5,021)	(18,552)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	143,644	188,694

Total Liabilities and Shareholders’ Equity	$145,444	$194,070

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust

Consolidated Statements of Operations and Comprehensive Income

	For the year ended December 31,
	2012	2011
Revenues
Interest/dividend income	$3,260	$8,010

Total revenues	3,260	8,010

Expenses
General and administrative	62,391	65,715

Total expenses	62,391	65,715

Income (loss) from operations	(59,131)	(57,705)
Gain (loss) on sale of marketable securities	550	24,525

Net income (loss) attributable to Common Shareholders	(58,581)	(33,180)

Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.14)	$(0.08)

Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096
Comprehensive income (loss):
Net income (loss)	$(58,581)	$(33,180)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of marketable securities	(550)	(24,525)
Unrealized gain (loss) on marketable securities	14,081	(19,144)

Comprehensive income (loss)	$(45,050)	$(76,849)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2012 and 2011

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid- in Capital	Accumulated other comprehensive income, net unrealized gain (loss) on marketable securities	Accumulated Deficit	Cost of Shares held in Treasury	Total
Balance at December 31, 2010	$2,583	$2,444	$4,051	$28,146,971	$25,116	($27,114,887)	($800,735)	$265,543

Unrealized gain (loss) on marketable securities					(19,144)			(19,144)
Reclassification adjustment for realized (gain) loss on sale of marketable securities					(24,525)			(24,525)
Net income (loss)						(33,180)		(33,180)

Balance at December 31, 2011	$2,583	$2,444	$4,051	$28,146,971	($18,552)	($27,148,068)	($800,735)	$188,694

Unrealized gain (loss) on marketable securities					14,081			14,081
Reclassification adjustment for realized (gain) loss on sale of marketable securities					(550)			(550)
Net income (loss)						(58,581)		(58,581)

Balance at December 31, 2012	$2,583	$2,444	$4,051	$28,146,971	($5,021)	($27,206,649)	($800,735)	$143,644

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(58,581)	$(33,180)
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
(Gain) loss on sale of marketable securities	(550)	(24,525)
Net change in assets and liabilities:
Other assets	(48)	531
Accounts payable and accrued expenses	(3,576)	4,876

Net cash from (used in) continuing operations	(62,755)	(52,298)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	—	(233,800)
Proceeds from the sale of marketable securities	66,560	265,913

Net cash from (used for) investing activities	66,560	32,113

Cash flows from financing activities:

Net cash from (used for) financing activities	—	—

Net increase (decrease) in cash	3,805	(20,185)
Cash
Beginning of period	11,532	31,717

End of period	$15,337	$11,532

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust

Notes to Consolidated Financial Statements

December 31, 2012

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

Note 2 – Basis of Presentation

Consolidated Financial Statement Presentation

We have prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of December 31, 2012, the results of our operations for the twelve month periods ended December 31, 2012 and 2011, and of our cash flows for the twelve month periods ended December 31, 2012 and 2011 have been included.

The Company presents its financial statements on a consolidated basis because it combines its accounts with a wholly-owned subsidiary that discontinued operations in 2002. All significant inter-company balances are eliminated in the consolidated financial statements.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company is being maintained as a corporate shell that is current in its SEC filings. Operations consist only of investments on a temporary basis in publicly traded real estate companies while management and the board evaluate real estate opportunities to put into the Company or decide to sell the entity to a party that needs a public shell.

At December 31, 2012, our cash was $15,337 and our investments of $121,946 can be liquidated into cash. The increase in cash during 2012 was $3,805. We sold investments in marketable securities and made redemptions from a money market investment account for a total of $66,560, which was used to pay expenses to keep the Company currently filed as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting, audit, and legal fees. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to allow us to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2012 and December 31, 2011, and the reported amounts of revenues and expenses for the years ended December 31, 2012 and 2011. Actual results could differ from those estimates. Significant estimates include deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Investments in Equipment

Our investments in equipment assets are reported at cost.

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Furniture, fixtures and equipment	3-7

There was no depreciation expense for the year ended December 31, 2012 because the equipment assets of $5,370 are fully depreciated.

Cash

We maintain our cash in bank accounts that are federally insured.

Other Assets

As of December 31, 2012, other assets of $8,161 are $180 dividends receivable on marketable securities and $7,981 prepaid expenses for director and officer liability insurance.

As of December 31, 2011, other assets of $8,113 are $360 dividends receivable on marketable securities and $7,753 prepaid expenses for director and officer liability insurance.

Revenue Recognition

Revenues include interest and dividends earned on cash balances and marketable securities.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification 718 (“ASC 718”), Compensation – Stock Compensation, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that these transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

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

The Company evaluates potential uncertain tax positions on an annual basis in conjunction with the Board of Trustees and its tax accountants. Authoritative literature provides a two-step approach to recognize and measure tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The Company has no uncertain tax positions that required adjustments to our financial statements in 2012 or 2011.

At December 31, 2012, we have net operating losses totaling $2,396,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2032. Pursuant to Internal Revenue Code regulations, Paragon will be limited to using $1.4 million of the prior net operating losses of $11,100,000. These same regulations also limit the amount of loss used in any one year.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

The Company is no longer subject to U.S. federal income tax examinations for the years before 2009 and, with few exceptions, is no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2009.

Fair Value of Financial Instruments

We adopted Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements and Disclosures, as it applies to our financial instruments, and Accounting Standards Codification 825 (“ASC 825”), Financial Instruments. ASC 820 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. ASC 825 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during 2012 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Marketable Securities
December 31, 2012:
Money Market Investment	$53,399
REIT Common Stocks	68,547

Total December 31, 2012	$121,946
December 31, 2011:
Money Market Investment	$70,181
REIT Common Stocks	98,057
REIT Mutual Fund	6,187

Total December 31, 2011	$174,425

The fair value of the marketable securities is based on quoted market prices in an active market.

Recent Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s consolidated financial statements.

Note 4 – Marketable Securities

Our investments in marketable securities are classified as available-for-sale, as of December 31, 2012 and 2011, and represent common shares of publicly traded real estate investment trusts.

We recognize gain or loss on the sale of marketable securities based upon the first-in-first-out method. The gain on sales of marketable securities of $550 for the year ended December 31, 2012 was a result of our sale of 1,275 common shares of eight publicly traded real estate companies for $49,778, which had a cost basis of $49,228.

As of December 31, 2012, our marketable securities had a fair market value of $121,946, including marketable securities at market value of $68,547 and a money market investment account of $53,399. We recorded a net unrealized gain on marketable securities during 2012 of $14,081 and had a reclassification adjustment for the realized gain of $550 on the sale of marketable securities. As of December 31, 2012, we have an unrealized loss of $5,021, which is shown in shareholders’ equity as net unrealized loss on marketable securities.

As of December 31, 2011, our marketable securities had a fair market value of $174,425, including marketable securities at market value of $104,244 and a money market investment account of $70,181. We recorded a net unrealized loss on marketable securities during 2011 of $19,144 and had a reclassification adjustment for the realized gain of $24,525 on the sale of marketable securities. As of December 31, 2011 we had an unrealized loss of $18,552, which is shown in shareholders’ equity as net unrealized loss on marketable securities.

Note 5 – Shareholders’ Equity

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

During 2012 and 2011, no Class A Preferred Shares were converted to common shares.

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

In addition, on September 29, 2006, James C. Mastandrea, President, Chief Executive Officer, and Chairman of the Board of Trustees of Paragon, signed a subscription agreement to purchase 44,444 restricted shares of Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Convertible Preferred Shares are subject to forfeiture and are restricted from being sold by Mr. Mastandrea until the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. This agreement was amended to extend the service period and vesting period restriction dates to September 30, 2013.

Each of the trustees of Paragon, namely Daryl J. Carter, John J. Dee, Daniel G. DeVos, Paul T. Lambert, James C. Mastandrea and Michael T. Oliver, signed a restricted share agreement with Paragon, dated September 29, 2006, to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Convertible Preferred Shares were to be removed upon the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Convertible Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. These agreements were amended to extend the service period and vesting period restriction dates to September 30, 2013. No compensation expense was recognized due to the modification as it did not increase the value of the original grant.

Common Shares

Effective July 27, 2006, the board of trustees approved a reverse share split of 1-for-75 for the outstanding common shares. Shareholders approved a proposal at the June 3, 2005 annual meeting authorizing the Board, at its discretion, to determine the timing of the reverse share split and declare the split at one of four ratios.

Shares Held in Treasury

On October 1, 2003 we completed the sale of our 92.9% general partnership interest in our four commercial properties. A portion of the proceeds from the sale was paid in 38,130 of our common shares at an average closing price for the 30 calendar days prior to June 27, 2003 of $21.00 or approximately $801,000. These shares are recorded at cost in the accompanying consolidated balance sheets under treasury shares.

Restricted Common Shares

The following table summarizes the activity of our unvested restricted common shares for the years ended December 31, 2012 and 2011:

	Unvested Restricted Common Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	163,116	$11.33
Vested	—	—

Unvested at December 31, 2011	163,116	$11.33
Vested	—	—

Unvested at December 31, 2012	163,116	$11.33

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

The assumptions made in estimating the fair value of the options on the grant date are based upon the Black-Scholes option-pricing model. There were no option grants during 2012 and 2011.

The following table summarizes the activity for outstanding stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2010	4,666	$16.39	3.4
Granted	—	—
Exercised	—	—

Balance at December 31, 2011	4,666	$16.39	2.4
Granted	—	—
Exercised	—	—
Canceled/forfeited/expired	—	—

Balance at December 31, 2012	4,666	$16.39	1.5	$0.00

Vested and exercisable as of December 31, 2012	4,666	$16.39	1.5	$0.00
Vested and expected to vest as of December 31, 2012	4,666	$16.39	1.5	$0.00

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2012. Because the weighted average exercise price exceeds fair market value at December 31, 2012, there is no aggregate intrinsic value for the options.

The Company did not recognize any stock-based compensation expense during the years ending December 31, 2012 and 2011. As of December 31, 2012 and December 31, 2011, there was no remaining unrecognized cost related to stock options. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 6 – Loss Per Share

The Company applies the guidance of Accounting Standards Codification 260 (“ASC 260”), Earnings Per Share (“EPS”) for all periods presented herein. Net loss per weighted average common share outstanding—basic and diluted—are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the years ended December 31, 2012 and 2011 was 405,096. Common share equivalents of 2,448,892 as of December 31, 2012 and December 31, 2011 include outstanding convertible preferred shares, and stock options, and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

	For the year ended December 31,
	2012	2011
Numerator
Net loss attributable to Common Shareholders	$(58,581)	$(33,180)

Denominator
Weighted average Common Shares outstanding at December 31, 2012 and December 31, 2011—Basic and Diluted	405,096	405,096

Basic and Diluted EPS
Net loss attributable to Common Shareholders – Basic and Diluted	$(0.14)	$(0.08)

Note 7 – Dividends/Distributions

No cash distributions were declared during 2012 and 2011 with respect to the common or preferred shares.

Note 8 – Income Taxes

There was no income tax provision for the years ended December 31, 2012 and 2011.

	For the year ended December 31,
	2012	2011
Current	$—	$—
Deferred tax benefit	(24,000)	(15,000)
Change in valuation allowance	24,000	15,000

Total tax provision	$—	$—

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	For the year ended December 31,
	2012	2011
Tax / (Benefit) at Federal statutory rate	$(20,000)	$(11,000)
State income tax / (benefit), net of Federal tax effect	(4,000)	(2,000)
Adjustment to net operating and capital loss carryforwards	—	(2,000)
Change in valuation allowance	24,000	15,000

Tax provision	$—	$—

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$959,000	$935,000
Valuation allowance	(959,000)	(935,000)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of a significant portion of the net deferred tax assets and has provided a valuation allowance of $959,000 and $935,000, against the net deferred tax assets of the Company as of December 31, 2012 and 2011, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.

At December 31, 2012, the Company had net operating loss carryforwards of $2,396,000 available to be carried to future periods. Net operating loss carryforwards of $1,382,000 are available for Paragon to use without any limitation or restriction imposed by tax regulations. Changes in the ownership of Paragon’s shares that occurred in 2001, 2003 and 2006 have limited the amount of net operating losses to be used to approximately $72,500 per year for another 15 years, or a total of $1,014,000. Prior net loss carryforwards of approximately $11,100,000 cannot be used due to the limitations imposed by Section 382 of the Internal Revenue Code related to the 2001, 2003 and 2006 changes of share ownership. The loss carryforwards expire as follows:

Year Expiring	Net Operating Loss
2026	$1,551,000
2027	364,000
2028	248,000
2029 2030	81,000 52,000
2031	39,000
2032	61,000

Total loss carryforwards	$2,396,000

Note 9 – Commitments and Contingencies

Employment Agreements

On April 3, 2006, the Board of Trustees of Paragon authorized modifications to the employment agreement of James C. Mastandrea, President and Chief Executive Officer. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his duties for Paragon. The original employment agreement with Mr. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year through his 70th birthday. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea. Effective September 29, 2006, in lieu of an annual salary of $100,000 and to conserve cash, Mr. Mastandrea agreed to receive 44,444 Class C Convertible Preferred Shares for his services as an officer of Paragon through September 29, 2008. This agreement was amended to extend the service period and vesting period restriction dates to September 30, 2013, though the shares were fully amortized by the original date in 2008.

The employment agreement with John J. Dee was also modified on April 3, 2006 in a similar way to Mr. Mastandrea’s employment agreement as explained above, except he does not receive any Class C Convertible Preferred Shares for his services as an officer of Paragon. Mr. Dee’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Dee will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Dee. The Board approved in 2006 for Mr. Dee to receive compensation of $125 per hour, up to a maximum of $5,000 per month, though Mr. Dee has received no cash compensation under this arrangement in order to preserve the Company’s cash.