Form 10-Q
period 2013-03-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2013-05-10
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of the registrant’s Common Shares outstanding as of May 10, 2013, was 405,096.

FORM 10-Q

INDEX

PART I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2013 (unaudited) and December 31, 2012	Page - 3 -

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Three months ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	Page - 4 -

Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	Page - 5 -

Notes to Condensed Consolidated Financial Statements (unaudited)	Page - 6 -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page - 9 -

Item 4. Controls and Procedures	Page -13 -

Part II. Other Information

Item 1. Legal Proceedings	Page -14 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page -14 -

Item 3. Defaults upon Senior Securities	Page -14 -

Item 5. Other Information	Page -14 -

Item 6. Exhibits	Page -14 -

Signatures	Page -15 -

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash	$30,140	$15,337
Marketable securities	107,366	121,946
Other assets	5,875	8,161

Total Assets	$143,381	$145,444

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$12,800	$1,800

Total liabilities	12,800	1,800

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares – $0.01 par value, 100,000,000 authorized: 443,226 shares issued and 405,096 outstanding.	4,051	4,051
Additional paid-in capital	28,146,971	28,146,971
Accumulated deficit	(27,224,733)	(27,206,649)
Accumulated other comprehensive income, net unrealized gain (loss) on marketable securities	—	(5,021)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	130,581	143,644

Total Liabilities and Shareholders’ Equity	$143,381	$145,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For the three months ended March 31,
	2013	2012
Revenues
Interest/dividend income	$446	$1,040

Total revenues	446	1,040

Expenses
General and administrative	21,303	23,430

Total expenses	21,303	23,430

Income (loss) from operations	(20,857)	(22,390)
Gain (loss) on sale of marketable securities	2,773	(1,812)

Net income (loss) attributable to Common Shareholders	(18,084)	(24,202)

Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(.04)	$(.06)

Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096

Comprehensive income (loss):
Net income (loss)	$(18,084)	$(24,202)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of marketable securities	(2,773)	1,812
Unrealized gain (loss) on marketable securities	7,794	11,178

Comprehensive income (loss)	$(13,063)	$(11,212)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(18,084)	$(24,202)
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
(Gain) loss on sale of marketable securities	(2,773)	1,812
Net change in operating assets and liabilities:
Other assets	2,286	2,181
Accounts payable and accrued expenses	11,000	(4,126)

Net cash from (used for) continuing operations	(7,571)	(24,335)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(53,967)	—
Proceeds from the sale of marketable securities	76,341	28,848

Net cash from (used for) investing activities	22,374	28,848

Cash flows from financing activities:
Net cash from (used for) financing activities Net cash provided by investing activities	—	—

Net increase (decrease) in cash	14,803	4,513
Cash
Beginning of period	15,337	11,532

End of period	$30,140	$16,045

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on keeping its public entity available for value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments. Excess funds are invested in liquid marketable securities and cash equivalents. Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate opportunities or sold to another company.

Note 2 – Basis of Presentation

Condensed Consolidated Financial Statement Presentation

We have prepared the condensed consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of March 31, 2013, the results of our operations for the three month periods ended March 31, 2013 and 2012, and of our cash flows for the three month periods ended March 31, 2013 and 2012 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, please see our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2012.

The Company presents its financial statements on a consolidated basis because it combines its accounts with a wholly-owned subsidiary that discontinued operations in 2002. All significant intercompany transactions are eliminated in consolidation.

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company is being maintained as a corporate shell current in its SEC filings. The Company maintains from time to time temporary investments in securities of publicly traded real estate companies while management and the board evaluate real estate opportunities to put into the Company or decide to sell the entity to a party that needs a public shell.

At March 31, 2013, cash in the operating account was $30,140. The increase in cash during the first three months of 2013 was $14,803. We sold investments in marketable securities for a total of $76,341, which was deposited in an insured deposit account at a securities brokerage firm, and transferred $23,000 to the operating account. The cash in both the operating account and the insured deposit account is available to pay expenses to maintain the Company’s status as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting, audit, and legal fees. The Company’s ability to survive as a going concern will be dependent upon acquiring assets to generate cash flow and/or raising additional capital.

There can be no assurance that the Company will be able to acquire an operating company, be acquired by or merge with another company, raise capital or otherwise continue to exist as a going concern. Even if the Company’s management is successful in closing a transaction, investors may not value the transaction in the same manner as the Company did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations.

Note 3 – Marketable Securities

All of the Company’s investments in marketable securities were sold during the first quarter of 2013 and the funds were deposited in an insured deposit account at a securities brokerage firm.

As of March 31, 2012, the Company’s marketable securities had a fair market value of $156,755, including marketable equity securities at market value of $90,110 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a money market account of $66,645. The Company recorded an unrealized gain on marketable securities during the first three months of 2012 of $11,178 and had a reclassification adjustment for the realized loss of $1,812, which is included in comprehensive income (loss).

The Company recognizes gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the three month period ended March 31, 2013, the Company sold $76,341 of marketable securities having a cost basis of $73,568 and recorded a gain of $2,773. The proceeds of $76,341 were deposited into an insured deposit account at a securities brokerage firm. The Company transferred $23,000 to the operating account and the difference of $53,341 plus the dividends earned on the marketable securities during the first quarter of 2013 of $626, for a total of $53,967, are shown as purchases in marketable securities.

During the three month period ended March 31, 2012, the Company sold $25,311 of marketable securities having a cost basis of $27,123 and recorded a loss of $1,812. Additionally, the Company redeemed $3,537 from the cash investment account, which is classified as part of marketable securities in the financial statements, and included it with the proceeds from the sale of marketable securities for total proceeds of $28,848 for the three month period ended March 31, 2012.

Note 4 – Loss Per Share

Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three months ended March 31, 2013 and March 31, 2012 were 405,096. Common share equivalents of 2,448,892 as of March 31, 2013 and March 31, 2012 include outstanding Class A Convertible Preferred Shares and Class C Convertible Preferred Shares and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

Note 5 – Fair Value Measurements

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Condensed Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by Accounting Standards Codification 825. No events occurred during the first three months of 2013 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Marketable Securities
March 31, 2013:
Cash Insured Deposits	$107,366
REIT Common Stocks	—

Total March 31, 2013	$107,366

March 31, 2012:
Cash Insured Deposits	$66,645
REIT Common Stocks	90,110

Total March 31, 2012	$156,755

The fair value of the marketable securities is based on quoted market prices in an active market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a real estate company with its primary focus on keeping its public entity available for value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments.

Presently, the Company is a corporate shell, current in its SEC filings, that may be used in the future for real estate opportunities or sold to another company. Because our cash and other liquid assets are not sufficient to allow us to continue operations, we have been reviewing other alternatives, including seeking additional investors or pursuing a business combination that would result in additional capitalization of the Company. There can be no assurance that we will be able to acquire an operating company, be acquired or merge with another company, raise capital or otherwise continue to operate as a going concern. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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

Forward-Looking Information

This report on Form 10-Q contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, and these statements and/or ownership of our securities may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, our failure to obtain adequate financing to continue our operations, changes in general economic conditions, changes in real estate conditions, fluctuations in market prices when we invest in publicly traded companies, changes in prevailing interest rates, changes in our current filing status with the SEC, the cost or general availability of equity and debt financing, failure to acquire properties in accordance with our value added strategy, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2012.

The following is a discussion of our results of operations for the three month periods ended March 31, 2013 and 2012 and financial condition, including:

•

Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three month periods ended March 31, 2013 and March 31, 2012, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2013 and 2012

Revenues from Operations

Total revenues decreased $594 from $1,040 for the three month period ended March 31, 2012 to $446 for the three month period ended March 31, 2013. This decrease was the result of decreased amounts invested in publicly traded real estate companies providing dividends.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, decreased $2,127 from $23,430 for the three month period ended March 31, 2012 to $21,303 for the three month period ended March 31, 2013. This net decrease is the result of decreased accounting, legal, printing and other expenses of $2,392 partially offset by increased public company filing fees of $265.

Loss from Operations

As a result of the above, the loss from operations decreased $1,533 from $22,390 for the three month period ended March 31, 2012 to $20,857 for the three month period ended March 31, 2013.

Gain/Loss on Sale of Marketable Securities

In the three month period ended March 31, 2013, we sold 3,325 shares of marketable securities of eight companies for $76,341, which had a cost basis of $73,568, and recorded a gain on the sale of marketable securities of $2,773.

In the three month period ended March 31, 2012, we sold 2,175 shares of marketable securities of four companies for $25,311, which had a cost basis of $27,123, and recorded a loss on the sale of marketable securities of $1,812.

Net Loss Attributable to Common Shareholders

As a result of the above, we had a net loss attributable to Common Shareholders of $18,084 for the three month period ended March 31, 2013 compared to a net loss attributable to Common Shareholders of $24,202 for the three month period ended March 31, 2012, a decrease in net loss of $6,118.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 3 included in our Annual Report on Form 10-K for the year ended December 31, 2012. The following section is a summary of certain aspects of those accounting policies that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our Condensed Consolidated Financial Statements.

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At March 31, 2013, we have a net operating loss and at December 31, 2012, we had net operating loss carryforwards totaling $2,396,000. While these losses created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2032.

We, and our subsidiary, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Presently, we are dependent on our existing cash, which was provided by three independent trustees contributing $500,000 in exchange for Class C Convertible Preferred Shares to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate transactions or a business combination transaction. We have kept the public entity available for value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments, and have retained the ability to merge with another company, sell the corporate entity, and/or seek additional investors. In early 2008, the Company began to invest on a temporary basis a portion of its available cash in publicly traded shares of other real estate companies, though these investments were sold during the first quarter of 2013 and the proceeds were deposited in an insured deposit account at a securities brokerage firm.

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

Cash Flows

As of March 31, 2013, our cash was $30,140, and an insured deposit account at a securities brokerage firm was $107,366. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements.

The increase in cash during the first three months of 2013 was $14,803. We sold our investments in marketable securities for $76,341, which was deposited in an insured deposit account at a securities brokerage firm, and transferred $23,000 to the operating account. The cash in both the operating account and the insured deposit account is available to pay expenses to keep the Company currently filed as a public company. As a result, our cash balance increased from $15,337 at December 31, 2012 to $30,140 at March 31, 2013.

Future Obligations

We are dependent on our existing cash and investments to meet our liquidity needs and have reduced our day-to-day overhead expenses and material future obligations. We have reduced overhead expenses by not replacing employees, eliminating office space and rent, reducing use of outside consultants, negotiating discounts on prices wherever possible, and delaying or foregoing other expenses.

Long Term Liquidity and Operating Strategies

Our cash of $30,140 and our insured deposit account at a securities brokerage firm of $107,366 are sufficient to meet only the Company’s anticipated short-term obligations. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been reviewing value-added real estate investment opportunities, including land development, investment in retail, office, industrial, hotel and other real estate opportunities and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including a sale of the Company to or merger of the Company with another operating entity or REIT or seeking additional capital. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.

Current Tax Status

At March 31, 2013, we have a net operating loss, and at December 31, 2012, we had net operating loss carryforwards totaling $2,396,000. While the losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2032.

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

We were not significantly affected by inflation during the periods presented in this report due primarily to relatively low nationwide inflation rates and our limited operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2013, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of March 31, 2013, our disclosure controls and procedures are effective.

Further, there was no change during the three months ended March 31, 2013 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

Exhibit Number	Exhibit Description

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	The following financial information of the Registrant for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

Date: May 10, 2013	By:	/s/ James C. Mastandrea
James C. Mastandrea Chief Executive Officer (Principal executive officer)

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

Date: May 10, 2013	By:	/s/ John J. Dee
John J. Dee Chief Financial Officer (Principal financial and accounting officer)