Form 10-Q
period 2013-06-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2013-08-12
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of the registrant’s Common Shares outstanding as of August 12, 2013, was 405,096.

FORM 10-Q

INDEX

PART I. Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2013 (unaudited) and December 31, 2012	Page - 3 -

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Six months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	Page - 4 -

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Three months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	Page - 5 -

Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	Page - 6 -

Notes to Condensed Consolidated Financial Statements (unaudited)	Page - 7 -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page - 10 -

Item 4. Controls and Procedures	Page - 14 -

Part II. Other Information

Item 1. Legal Proceedings	Page - 15 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page - 15 -

Item 3. Defaults upon Senior Securities	Page - 15 -

Item 5. Other Information	Page - 15 -

Item 6. Exhibits	Page - 15 -

Signatures	Page - 16 -

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

	June 30, 2013 (unaudited)	December 31, 2012
Assets

Cash	$8,838	$15,337
Marketable securities	107,369	121,946
Other assets	3,745	8,161

Total Assets	$119,952	$145,444

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$950	$1,800

Total liabilities	950	1,800

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares - $0.01 par value, 100,000,000 authorized: 443,226 shares issued and 405,096 outstanding.	4,051	4,051
Additional paid-in capital	28,146,971	28,146,971
Accumulated deficit	(27,236,312)	(27,206,649)
Accumulated other comprehensive income, net unrealized gain (loss) on marketable securities	—	(5,021)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)

Total shareholders’ equity	119,002	143,644

Total Liabilities and Shareholders’ Equity	$119,952	$145,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For the six months ended June 30,
	2013	2012
Revenues
Interest/dividend income	$449	$1,796

Total revenues	449	1,796

Expenses
General and administrative	32,885	36,595

Total expenses	32,885	36,595

Income (loss) from operations	(32,436)	(34,799)
Gain (loss) on sale of marketable securities	2,773	550

Net income (loss) attributable to Common Shareholders	(29,663)	(34,249)

Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(.07)	$(.08)

Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096

Comprehensive income (loss):
Net income (loss)	$(29,663)	$(34,249)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of marketable securities	(2,773)	(550)
Unrealized gain (loss) on marketable securities	7,794	11,305

Comprehensive income (loss)	$(24,642)	$(23,494)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For the three months ended June 30,
	2013	2012
Revenues
Interest/dividend income	$3	$756

Total revenues	3	756

Expenses
General and administrative	11,582	13,166

Total expenses	11,582	13,166

Income (loss) from operations	(11,579)	(12,410)
Gain (loss) on sale of marketable securities	—	2,363

Net income (loss) attributable to Common Shareholders	(11,579)	(10,047)

Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(.03)	$(.02)

Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096

Comprehensive income (loss):
Net income (loss)	$(11,579)	$(10,047)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of marketable securities	—	(2,363)
Unrealized gain (loss) on marketable securities	—	129

Comprehensive income (loss)	$(11,579)	$(12,281)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(29,663)	$(34,249)
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
(Gain) loss on sale of marketable securities	(2,773)	(550)
Net change in operating assets and liabilities:
Other assets	4,416	4,318
Accounts payable and accrued expenses	(850)	457

Net cash from (used for) continuing operations	(28,870)	(30,024)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(53,970)	—
Proceeds from the sale of marketable securities	76,341	48,024

Net cash from (used for) investing activities	22,371	48,024

Cash flows from financing activities:
Net cash from (used for) financing activities	—	—

Net increase (decrease) in cash	(6,499)	18,000
Cash
Beginning of period	15,337	11,532

End of period	$8,838	$29,532

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

Note 2 – Basis of Presentation

Condensed Consolidated Financial Statement Presentation

We have prepared the condensed consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of June 30, 2013, the results of our operations for the six month periods ended June 30, 2013 and 2012, the three month periods ended June 30, 2013 and 2012, and of our cash flows for the six month periods ended June 30, 2013 and 2012 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, please see our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2012.

The Company presents its financial statements on a consolidated basis because it combines its accounts with a wholly-owned subsidiary that discontinued operations in 2002. All significant intercompany transactions are eliminated in consolidation.

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company is being maintained as a corporate shell current in its SEC filings. The Company invests excess funds from time to time in liquid marketable securities of publicly traded real estate companies and cash equivalents while management and the board evaluate real estate investment opportunities or opportunities to sell the entity to a party that needs a public shell.

At June 30, 2013, cash in the operating account was $8,838. The decrease in cash during the first six months of 2013 was $6,499. We sold investments in marketable securities for a total of $76,341, which was deposited in an insured deposit account at a securities brokerage firm, and transferred $23,000 to the operating account. The cash in both the operating account and the insured deposit account is available to pay expenses to maintain the Company’s status as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting, audit, and legal fees. The Company’s ability to survive as a going concern will be dependent upon acquiring assets to generate cash flow and/or raising additional capital.

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

As of June 30, 2012, our marketable securities had a fair market value of $137,706, including marketable equity securities at market value of $65,771 (based on market prices quoted from the stock exchanges on which the various companies are listed) and a cash insured deposit account of $71,935. We recorded an unrealized gain on marketable securities during the first six months of 2012 of $10,755, net of securities sold, which is included in other comprehensive income.

The Company recognizes gain or loss on the sale of marketable securities based upon the first-in-first-out method. During the six month period ended June 30, 2013, the Company sold $76,341 of marketable securities having a cost basis of $73,568 and recorded a gain of $2,773. The proceeds of $76,341 were deposited into an insured deposit account at a securities brokerage firm. The Company transferred $23,000 to the operating account and the difference of $53,341 plus the dividends earned on the marketable securities and interest earned on cash balances during the first six months of 2013 of $629, for a total of $53,970, are shown as purchases in marketable securities.

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

Note 4 – Loss Per Share

Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the six months ended June 30, 2013 and June 30, 2012 were 405,096. Common share equivalents of 2,448,892 as of June 30, 2013 and June 30, 2012 include outstanding Class A Convertible Preferred Shares and Class C Convertible Preferred Shares and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

Note 5 – Fair Value Measurements

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Condensed Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by Accounting Standards Codification 825. No events occurred during the first six months of 2013 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Marketable Securities
June 30, 2013:
Cash Insured Deposits	$107,369
REIT Common Stocks	—

Total June 30, 2013	$107,369

December 31, 2012:
Cash Insured Deposits	$53,399
REIT Common Stocks	68,547

Total December 31, 2012	$121,946

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

The following is a discussion of our results of operations for the six month periods ended June 30, 2013 and 2012 and financial condition, including:

•

Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012.

•

Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the six month periods ended June 30, 2013 and June 30, 2012, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Comparison of the Six Month Periods Ended June 30, 2013 and 2012

Revenues from Operations

Total revenues decreased $1,347 from $1,796 for the six month period ended June 30, 2012 to $449 for the six month period ended June 30, 2013. This decrease was the result of decreased amounts invested in publicly traded real estate companies paying dividends.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, decreased $3,710 from $36,595 for the six month period ended June 30, 2012 to $32,885 for the six month period ended June 30, 2013. This net decrease is the result of decreased accounting, legal, printing and other expenses of $3,935 partially offset by increased public company filing fees and directors and officers liability insurance of $225.

Loss from Operations

As a result of the above, the loss from operations decreased $2,363 from $34,799 for the six month period ended June 30, 2012 to $32,436 for the six month period ended June 30, 2013.

Gain/Loss on Sale of Marketable Securities

In the six month period ended June 30, 2013, we sold 3,325 shares of marketable securities of eight companies for $76,341, which had a cost basis of $73,568, and recorded a gain on the sale of marketable securities of $2,773.

In the six month period ended June 30, 2012, we sold 2,925 shares of marketable securities of eight companies for $49,778, which had a cost basis of $49,228, and recorded a gain on the sale of marketable securities of $550 in the first six months of 2012.

Net Loss Attributable to Common Shareholders

As a result of the above, we had a net loss attributable to Common Shareholders of $29,663 for the six month period ended June 30, 2013 compared to a net loss attributable to Common Shareholders of $34,249 for the six month period ended June 30, 2012, a decrease in net loss of $4,586.

Comparison of the Three Month Periods Ended June 30, 2013 and 2012

Revenues from Operations

Total revenues decreased $753 from $756 for the three month period ended June 30, 2012 to $3 for the three month period ended June 30, 2013. This decrease was the result of decreased amounts invested in publicly traded real estate companies paying dividends. During the first quarter of 2013, the marketable securities were sold and the proceeds were deposited in an insured deposit account at a securities brokerage firm. No investments in marketable securities were made during the second quarter of 2013.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, decreased $1,584 from $13,166 for the three month period ended June 30, 2012 to $11,582 for the three month period ended June 30, 2013. This net decrease is the result of decreased accounting, legal, public company filing fees and other expenses of $1,645 partially offset by increased directors and officers liability insurance of $61.

Loss from Operations

As a result of the above, the loss from operations decreased $831 from $12,410 for the three month period ended June 30, 2012 to $11,579 for the three month period ended June 30, 2013.

Gain/Loss on Sale of Marketable Securities

In the three month period ended June 30, 2013, we did not sell any marketable securities. We continue to classify our insured deposits as marketable securities. The fair value of these deposits did not change during the three months ended June 30, 2013.

In the three month period ended June 30, 2012 we sold 750 shares of marketable securities of four companies for $24,467, which had a cost basis of $22,104, and recorded a gain on the sale of marketable securities of $2,363.

Net Loss Attributable to Common Shareholders

As a result of the above, we had a net loss attributable to Common Shareholders of $11,579 for the three month period ended June 30, 2013 compared to a net loss attributable to Common Shareholders of $10,047 for the three month period ended June 30, 2012, an increase in net loss of $1,532.

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

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At June 30, 2013, we have a net operating loss and at December 31, 2012, we had net operating loss carryforwards totaling $2,396,000. While these losses created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2032.

We, and our subsidiary, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Presently, we are dependent on our existing cash, which was provided by three independent trustees contributing $500,000 in exchange for Class C Convertible Preferred Shares to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate transactions or a business combination transaction. We have kept the public entity available for value-added real estate opportunities, including land development, retail, office, industrial, hotel, other real estate investment and operating companies, and joint venture investments, and have retained the ability to merge with another company, sell the corporate entity, and/or seek additional investors. Excess funds are invested in liquid marketable securities and cash equivalents. During the first quarter of 2013, the marketable securities were sold and the proceeds were deposited in an insured deposit account at a securities brokerage firm.

To further conserve cash, in 2006 each trustee signed a restricted share agreement with the Company to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The service period ending date and vesting period date for those agreements have been extended to September 30, 2013. Additionally, in 2006, James C. Mastandrea, our President, Chief Executive Officer, and Chairman of the Board of Trustees of the Company, signed a subscription agreement to purchase 44,444 restricted Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon until September 29, 2008. The service period ending date and vesting period date for this agreement have been extended to September 30, 2013, though the shares were fully amortized by the original date in 2008. Based on our current rate of operating expenses, we believe we can cnonture to maintain the Company as a corporate shell current in its SEC filings for approximately six quarters without raising additional capital.

Cash Flows

At June 30, 2013, our cash was $8,838 and an insured deposit account at a securities brokerage firm was $107,369. We are dependent on our existing cash resources to meet our liquidity needs because cash from operations is not sufficient to meet our operating requirements. The cash in both the operating account and the insured deposit account is available to pay expenses to keep the Company currently filed as a public company.

During the first quarter of 2013, we sold our investments in marketable securities for $76,341, which was deposited in an insured deposit account at a securities brokerage firm, and transferred $23,000 to the operating account.

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

Long Term Liquidity and Operating Strategies

Our cash of $8,838 and our insured deposit account at a securities brokerage firm of $107,369 are sufficient to meet only the Company’s anticipated short-term obligations. Our ability to continue as a going concern will be dependent upon our acquiring assets to generate cash flow for the Company. Since 2006, Paragon has been reviewing value-added real estate investment opportunities, including land development, investment in retail, office, industrial, hotel and other real estate opportunities and operating companies, and joint venture investments. Paragon has also been reviewing other alternatives, including a sale of the Company to or merger of the Company with another operating entity or REIT or seeking additional capital. However, there can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.

Current Tax Status

At June 30, 2013, we have a net operating loss, and at December 31, 2012, we had net operating loss carryforwards totaling $2,396,000. While the losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2032.

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

As of June 30, 2013, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of June 30, 2013, our disclosure controls and procedures are effective.

Further, there was no change during the three months ended June 30, 2013 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

Exhibit Number	Exhibit Description

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	The following financial information of the Registrant for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
	By:	/s/ James C. Mastandrea
Date: August 12, 2013		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
	By:	/s/ John J. Dee
Date: August 12, 2013		John J. Dee Chief Financial Officer (Principal financial and accounting officer)