Form 10-Q
period 2014-03-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2014-04-18
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

The number of the registrant’s Common Shares outstanding as of April 7, 2014, was 405,096.

FORM 10-Q

INDEX

PART I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2014 (unaudited) and December 31, 2013	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Three months ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (unaudited)	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4. Controls and Procedures	7

Part II. Other Information

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults upon Senior Securities	8

Item 5. Other Information	8

Item 6. Exhibits	8

Signatures	9

PART I. Financial Information

Item 1. Financial Statements.

Paragon Real Estate Equity and Investment Trust

Condensed Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(unaudited)
Assets

Cash	$11,331	$9,643
Marketable securities	57,375	77,374
Other assets	6,496	8,826
Total Assets	$75,202	$95,843

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$2,333	$833
Total liabilities	2,333	833

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares - $0.01 par value, 100,000,000 authorized: 443,226 shares issued and 405,096 outstanding.	4,051	4,051
Additional paid-in capital	28,146,971	28,146,971
Accumulated deficit	(27,282,445)	(27,260,304)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)
Total shareholders’ equity	72,869	95,010
Total Liabilities and Shareholders’ Equity	$75,202	$95,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For the three months ended March 31,
	2014	2013

Revenues
Interest/dividend income	$2	$446
Total revenues	2	446
Expenses
General and administrative	22,142	21,303
Total expenses	22,142	21,303
Income (loss) from operations	(22,140)	(20,857)
Gain (loss) on sale of marketable securities	--	2,773
Net income (loss) attributable to Common Shareholders	(22,140)	(18,084)
Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(.05)	$(.04)
Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096

Comprehensive income (loss):
Net income (loss)	$(22,140)	$(18,084)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of marketable securities	--	(2,773)
Unrealized gain (loss) on marketable securities	--	7,794
Comprehensive income (loss)	$(22,140)	$(13,063)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(22,140)	$(18,084)
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
(Gain) loss on sale of marketable securities	--	(2,773)
Net change in operating assets and liabilities:
Other assets	2,330	2,286
Accounts payable and accrued expenses	1,500	11,000
Net cash from (used for) continuing operations	(18,310)	(7,571)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(2)	(53,967)
Proceeds from the sale of marketable securities	20,000	76,341
Net cash from (used for) investing activities	19,998	22,374

Cash flows from financing activities:
Net cash from (used for) financing activities	--	--

Net increase (decrease) in cash	1,688	14,803
Cash
Beginning of period	9,643	15,337
End of period	$11,331	$30,140

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a Maryland shell corporation primarily focused on maintaining its corporate existence and SEC reporting history to enable it, in the future, to raise additional capital and make real estate investments. Future real estate investments may include acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, other commercial properties, acquisition of or merger with a REIT or real estate operating company and joint venture investments. Excess funds are invested in an insured deposit account at a securities brokerage firm.

Note 2 – Basis of Presentation

Condensed Consolidated Financial Statement Presentation

We have prepared the condensed consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of March 31, 2014, the results of our operations for the three month periods ended March 31, 2014 and 2013, and of our cash flows for the three month periods ended March 31, 2014 and 2013 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, please see our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2013.

The Company presents its financial statements on a consolidated basis because it combines its accounts with a wholly-owned subsidiary that ceased operations in 2002. All significant intercompany transactions are eliminated in consolidation.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company is being maintained as a corporate shell that is current in its SEC filings. Operations consist only of investment of cash in an insured deposit account at a securities brokerage firm at the present time, and previously, on a temporary basis, in publicly traded real estate companies, while management and the board evaluate real estate opportunities to put into the Company or decide to sell the entity to a party that needs a public shell.

At March 31, 2014, our cash in the operating account was $11,331. The increase in cash during the first three months of 2014 was $1,688. In the first three months of 2014, we transferred $20,000 to the operating account from the insured deposit account at the securities brokerage firm. The cash in both the operating account and the insured deposit account is available to pay expenses to keep the Company currently filed as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting and audit fees. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because our investment of cash in an insured deposit account is our only revenue generating asset and will not generate enough cash flow to allow us to continue as a going concern.

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

As of March 31, 2014, our marketable securities had a fair market value of $57,375 and was in the form of cash in an insured deposit account at the brokerage firm. The $2 of income received was deposited into the insured deposit account at the securities brokerage firm and we transferred $20,000 from that account to the operating account in the first three months of 2014.

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

Note 4 – Loss Per Share

Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three months ended March 31, 2014 and March 31, 2013 were 405,096. Common share equivalents of 2,448,892 as of March 31, 2014 and March 31, 2013 include outstanding Class A Convertible Preferred Shares and Class C Convertible Preferred Shares and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

Note 5 – Fair Value Measurements

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Condensed Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value. No events occurred during the first three months of 2014 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Marketable Securities
March 31, 2014:
Cash Insured Deposits	$57,375
Total March 31, 2014	$57,375

December 31, 2013:
Cash Insured Deposits	$77,374
Total December 31, 2013	$77,374

The fair value of the marketable securities is based on the amount of cash in an insured deposit account at the brokerage firm.

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

Brief History

Paragon was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”).We operated as a traditional REIT by buying, selling, owning and operating commercial and residential properties through December 31, 1999.In 2000, the Company purchased a software technology company, resulting in the Company not meeting the Internal Revenue Code qualifications to be a REIT for federal tax purposes. In 2002, the Company ceased operating the technology segment.

Forward-Looking Information

This report on Form 10-Q contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, and these statements and/or ownership of our securities may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, our failure to obtain adequate financing to continue our operations, changes in general economic conditions, changes in real estate conditions, fluctuations in market prices if we invest, on a temporary basis, in publicly traded real estate companies, changes in prevailing interest rates, changes in our current filing status with the SEC, the cost or general availability of equity and debt financing, failure to acquire properties in accordance with our value added strategy, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2013.

The following is a discussion of our results of operations for the three month periods ended March 31, 2014 and 2013 and financial condition, including:

●	Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013.

●	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

●	Our primary sources and uses of cash for the three month periods ended March 31, 2014 and March 31, 2013, and how we intend to generate cash for long-term capital needs.

●	Our current income tax status.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2014 and 2013

Revenues from Operations

Total revenues decreased $444 from $446 for the three month period ended March 31, 2013 to $2 for the three month period ended March 31, 2014. This decrease was the result of decreased amounts invested in publicly traded real estate companies paying dividends. The Company sold its investments in marketable securities during the first quarter of 2013 and is investing its funds in an insured deposit account at a securities brokerage firm.

Expenses from Operations

Total expenses, comprised of general and administrative expenses, increased $839 from $21,303 for the three month period ended March 31, 2013 to $22,142 for the three month period ended March 31, 2014. This net increase is the result of increased accounting and directors and officers liability insurance expenses of $1,973 offset by decreased legal fees, public company filing fees, and miscellaneous expenses of $1,134.

Loss from Operations

As a result of the above, the loss from operations increased $1,283 from $20,857 for the three month period ended March 31, 2013 to $22,140 for the three month period ended March 31, 2014.

Gain/Loss on Sale of Marketable Securities

In the three month period ended March 31, 2014, investments in marketable securities was cash in an insured deposit account at a securities brokerage firm. While we transferred $20,000 from this account to the operating account in the three month period ended March 31, 2014, there was no gain or loss.

In the three month period ended March 31, 2013, we sold 3,325 shares of marketable securities of eight companies for $76,341, which had a cost basis of $73,568, and recorded a gain on the sale of marketable securities of $2,773.

Net Loss Attributable to Common Shareholders

As a result of the above, we had a net loss attributable to Common Shareholders of $22,140 for the three month period ended March 31, 2014 compared to a net loss attributable to Common Shareholders of $18,084 for the three month period ended March 31, 2013, an increase in net loss of $4,056.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 3 included in our Annual Report on Form 10-K for the year ended December 31, 2013. The following section is a summary of certain aspects of those accounting policies that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our Condensed Consolidated Financial Statements.

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At March 31, 2014, we have a net operating loss and at December 31, 2013, we had net operating loss carry forwards totaling $2,450,000. While these losses created a deferred tax asset, a valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2033.

We and our subsidiary are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Presently, we are dependent on our existing cash, which was provided by three independent trustees contributing $500,000 in exchange for Class C Convertible Preferred Shares to maintain the Company as a corporate shell current in its SEC filings so that it may be used in the future for real estate transactions or sold to another company. We have kept the public entity available for value-added real estate opportunities, including acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, other commercial properties, acquisition of or merger with a REIT or real estate operating company, and joint venture investments. Excess funds are invested in an insured deposit account at a securities brokerage firm.

To further conserve cash, in 2006 each trustee signed a restricted share agreement with the Company to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The service period ending date and vesting period date for those agreements have been extended to September 30, 2014. Additionally, in 2006, James C. Mastandrea, our President, Chief Executive Officer, and Chairman of the Board of Trustees of the Company, signed a subscription agreement to purchase 44,444 restricted Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon until September 29, 2008. The service period ending date and vesting period date for this agreement have been extended to September 30, 2014, though the shares were fully amortized by the original date in 2008. Based on our current rate of operating expenses, we believe we can continue to maintain the Company as a corporate shell current in its SEC filings for approximately four quarters without raising additional capital.

Cash Flows

At March 31, 2014, our cash was $11,331 and an insured deposit account at a securities brokerage firm was $57,375. We are dependent on our existing cash, contributed by three independent trustees in exchange for Class C Convertible Preferred Shares, to meet our liquidity needs because we do not have cash from operations to meet our operating requirements. The cash in both the operating account and the insured deposit account is available to pay expenses to keep the Company current in its SEC filings.

During the first quarter of 2013, we sold our investments in marketable securities for $76,341, which was deposited in an insured deposit account at a securities brokerage firm. During the three months ended March 31, 2014, we transferred $20,000 to the operating account. During the twelve months ended December 31, 2013, we transferred $53,000 to the operating account.

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

Long Term Liquidity and Operating Strategies

Our cash of $11,331 and our insured deposit account at a securities brokerage firm of $57,375 is sufficient to meet only the Company’s anticipated short-term obligations. We historically have financed our long term capital needs, including acquisitions, from borrowings from new loans; additional equity issuances of our common and preferred shares; and proceeds from the sales of our real estate, a technology segment, and marketable securities.

Because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. In 2006 and 2007, the Company received total payments of $500,000 from three independent trustees for payment of Class C Convertible Preferred Shares. These funds have been and continue to be used to maintain Paragon as a corporate shell current in its SEC filings while it searches for and reviews other value added real estate opportunities. Excess funds are invested in cash in an insured deposit account at a securities brokerage firm. There can be no assurances that the Company will be able to maintain its current filing status or successfully close a future transaction.

Current Tax Status

At March 31, 2014, we have a net operating loss, and at December 31, 2013, we had net operating loss carry forwards totaling $2,450,000. While the losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry forwards, which will expire in varying amounts through the year 2033. In the event of a change of ownership of the Company, our ability (or the ability of any company that acquires or merges with us) to use our net operating loss carryover will be limited by federal tax regulations.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2014, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of March 31, 2014, our disclosure controls and procedures are effective.

Further, there was no change during the three months ended March 31, 2014 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

* The following financial information of the Registrant for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon real estate equity and investment trust

	By:	/s/ James C. Mastandrea
Date: April 18, 2014		James C. Mastandrea Chief Executive Officer (Principal executive officer)

Paragon real estate equity and investment trust

	By:	/s/ John J. Dee
Date: April 18, 2014		John J. Dee Chief Financial Officer (Principal financial and accounting officer)