Form 10-Q
period 2014-09-30
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2014-11-04
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [X]           No [  ]

The number of the registrant’s Common Shares outstanding as of November 4, 2014, was 405,096.

FORM 10-Q

INDEX

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2014 (unaudited) and December 31, 2013	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Three months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4. Controls and Procedures	7

Part II. Other Information

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults upon Senior Securities	8

Item 5. Other Information	8

Item 6. Exhibits	8

Signatures	9

Part I. Financial Information

Item 1. Financial Statements

Paragon Real Estate Equity and Investment Trust

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets

Cash	$12,227	$9,643
Marketable securities	35,377	77,374
Other assets	3,261	8,826

Total Assets	$50,865	$95,843

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$1,367	$833
Total liabilities	1,367	833

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares – $0.01 par value, 100,000,000 authorized: 443,226 shares issued and 405,096 outstanding.	4,051	4,051
Additional paid-in capital	28,146,971	28,146,971
Accumulated deficit	(27,305,816)	(27,260,304)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)
Total shareholders’ equity	49,498	95,010
Total Liabilities and Shareholders’ Equity	$50,865	$95,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For the nine months ended September 30,
	2014	2013
Revenues
Interest/dividend income	$4	$451
Total revenues	4	451
Expenses
General and administrative	45,515	45,422
Total expenses	45,515	45,422
Income (loss) from operations	(45,511)	(44,971)
Gain (loss) on sale of marketable securities	—	2,773
Net income (loss) attributable to Common Shareholders	(45,511)	(42,198)
Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(.11)	$(.10)
Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096

Comprehensive income (loss):
Net income (loss)	$(45,511)	$(42,198)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of marketable securities	—	(2,773)
Unrealized gain (loss) on marketable securities	—	7,794
Net comprehensive income (loss)	$(45,511)	$(37,177)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For the three months ended September 30,
	2014	2013
Revenues
Interest/dividend income	$1	$2
Total revenues	1	2
Expenses
General and administrative	11,492	12,537
Total expenses	11,492	12,537
Income (loss) from operations	(11,491)	(12,535)
Gain (loss) on sale of marketable securities	—	—
Net income (loss) attributable to Common Shareholders	(11,491)	(12,535)
Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(.03)	$(.03)
Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096

Comprehensive income (loss):
Net income (loss)	$(11,491)	$(12,535)
Other comprehensive income (loss):
Reclassification adjustment for realized (gain) loss on sale of marketable securities	—	—
Unrealized gain (loss) on marketable securities	—	—
Net comprehensive income (loss)	$(11,491)	$(12,535)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(45,511)	$(42,198)
Adjustments to reconcile net income (loss) to net cash used in continuing operations:
(Gain) loss on sale of marketable securities	—	(2,773)
Net change in operating assets and liabilities:
Other assets	5,566	6,570
Accounts payable and accrued expenses	533	4,533
Net cash from (used for) continuing operations	(39,412)	(33,868)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(4)	(43,972)
Proceeds from the sale of marketable securities	42,000	76,341
Net cash from (used for) investing activities	41,996	32,369

Cash flows from financing activities:
Net cash from (used for) financing activities	—	—

Net increase (decrease) in cash	2,584	(1,499)
Cash
Beginning of period	9,643	15,337
End of period	$12,227	$13,838

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

Note 2 – Basis of Presentation

Condensed Consolidated Financial Statement Presentation

We have prepared the condensed consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of September 30, 2014, the results of our operations for the nine month periods ended September 30, 2014 and 2013, the three month periods ended September 30, 2014 and 2013, and of our cash flows for the nine month periods ended September 30, 2014 and 2013 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, please see our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

At September 30, 2014, our cash in the operating account was $12,227. The increase in cash during the first nine months of 2014 was $2,584. In the first nine months of 2014, we transferred $42,000 to the operating account from the insured deposit account at the securities brokerage firm. The cash in both the operating account and the insured deposit account is available to pay expenses to keep the Company currently filed as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting and audit fees. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because our investment of cash in an insured deposit account is our only revenue generating asset and will not generate enough cash flow to allow us to continue as a going concern.

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

As of September 30, 2014, our marketable securities had a fair market value of $35,377 and was in the form of cash in an insured deposit account at the brokerage firm. The $4 of income received was deposited into the insured deposit account at the securities brokerage firm and we transferred $42,000 from that account to the operating account in the first nine months of 2014.

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

Note 4 – Loss Per Share

Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the nine months ended September 30, 2014 and September 30, 2013 were 405,096. Common share equivalents of 2,448,892 as of September 30, 2014 and September 30, 2013 include outstanding Class A Convertible Preferred Shares and Class C Convertible Preferred Shares and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

Note 5 – Fair Value Measurements

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Condensed Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value. No events occurred during the first nine months of 2014 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Marketable Securities
September 30, 2014:
Cash Insured Deposits	$35,377
Total September 30, 2014	$35,377

December 31, 2013:
Cash Insured Deposits	$77,374
Total December 31, 2013	$77,374

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

The following is a discussion of our results of operations for the nine month periods ended September 30, 2014 and 2013 and financial condition, including:

●	Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013.

●	Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013.

●	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

●	Our primary sources and uses of cash for the nine month periods ended September 30, 2014 and September 30, 2013, and how we intend to generate cash for long-term capital needs.

●	Our current income tax status.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Comparison of the Nine Month Periods Ended September 30, 2014 and 2013

Revenues from Operations

Total revenues decreased $447 from $451 for the nine month period ended September 30, 2013 to $4 for the nine month period ended September 30, 2014. This decrease was the result of decreased amounts invested in publicly traded real estate companies paying dividends. The Company sold its investments in marketable securities during the first quarter of 2013 and is investing its funds in an insured deposit account at a securities brokerage firm.

Expenses from Operations

Total expenses, comprised of general and administrative expenses, increased $93 from $45,422 for the nine month period ended September 30, 2013 to $45,515 for the nine month period ended September 30, 2014. This net increase is the result of increased accounting and directors and officers liability insurance expenses of $1,226 partially offset by decreased legal fees, public company filing fees, and miscellaneous expenses of $1,133.

Loss from Operations

As a result of the above, the loss from operations increased $540 from $44,971 for the nine month period ended September 30, 2013 to $45,511 for the nine month period ended September 30, 2014.

Gain/Loss on Sale of Marketable Securities

In the nine month period ended September 30, 2014, investments in marketable securities was cash in an insured deposit account at a securities brokerage firm. We transferred $42,000 from this account to the operating account in the nine month period ended September 30, 2014 and there was no gain or loss.

In the nine month period ended September 30, 2013, we sold 3,325 shares of marketable securities of eight companies for $76,341, which had a cost basis of $73,568, and recorded a gain on the sale of marketable securities of $2,773.

Net Loss Attributable to Common Shareholders

As a result of the above, we had a net loss attributable to Common Shareholders of $45,511 for the nine month period ended September 30, 2014 compared to a net loss attributable to Common Shareholders of $42,198 for the nine month period ended September 30, 2013, an increase in net loss of $3,313.

Comparison of the Three Month Periods Ended September 30, 2014 and 2013

Revenues from Operations

Total revenues decreased $1 from $2 for the three month period ended September 30, 2013 to $1 for the three month period ended September 30, 2014. This decrease was the result of decreased amounts invested in an insured deposit account at a securities brokerage firm. The Company sold its investments in marketable securities during the first quarter of 2013 and is investing its funds in the insured deposit account.

Expenses from Operations

Total expenses, comprised of general and administrative expenses, decreased $1,045 from $12,537 for the three month period ended September 30, 2013 to $11,492 for the three month period ended September 30, 2014. This net decrease is the result of decreased accounting and miscellaneous expenses of $1,576 partially offset by increased SEC filing charges and directors and officers liability insurance expenses of $531.

Loss from Operations

As a result of the above, the loss from operations decreased $1,044 from $12,535 for the three month period ended September 30, 2013 to $11,491 for the three month period ended September 30, 2014.

Gain/Loss on Sale of Marketable Securities

In the three month period ended September 30, 2014, investments in marketable securities was cash in an insured deposit account at a securities brokerage firm. We transferred $10,000 from this account to the operating account in the three month period ended September 30, 2014, and there was no gain or loss.

In the three month period ended September 30, 2013, we did not sell any marketable securities. Our insured deposits are classified as marketable securities. The fair value of these deposits did not change during the three months ended September 30, 2013.

Net Loss Attributable to Common Shareholders

As a result of the above, we had a net loss attributable to Common Shareholders of $11,491 for the three month period ended September 30, 2014 compared to a net loss attributable to Common Shareholders of $12,535 for the three month period ended September 30, 2013, a decrease in net loss of $1,044.

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

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At September 30, 2014, we have a net operating loss and at December 31, 2013, we had net operating loss carryforwards totaling approximately $2,450,000. While these losses created a deferred tax asset, a full valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2033.

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

To further conserve cash, in 2006 each trustee signed a restricted share agreement with the Company to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The service period ending date and vesting period date for those agreements have been extended to September 30, 2015. Additionally, in 2006, James C. Mastandrea, our President, Chief Executive Officer, and Chairman of the Board of Trustees of the Company, signed a subscription agreement to purchase 44,444 restricted Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon until September 29, 2008. The service period ending date and vesting period date for this agreement have been extended to September 30, 2015, though the shares were fully amortized by the original date in 2008. Based on our current rate of operating expenses, we believe we can continue to maintain the Company as a corporate shell current in its SEC filings for approximately two quarters without raising additional capital.

Cash Flows

At September 30, 2014, our cash was $12,227 and an insured deposit account at a securities brokerage firm was $35,377. We are dependent on our existing cash, contributed by three independent trustees in exchange for Class C Convertible Preferred Shares, to meet our liquidity needs because we do not have cash from operations to meet our operating requirements. The cash in both the operating account and the insured deposit account is available to pay expenses to keep the Company current in its SEC filings.

During the first quarter of 2013, we sold our investments in marketable securities for $76,341, which was deposited in an insured deposit account at a securities brokerage firm. During the nine months ended September 30, 2014, we transferred $42,000 to the operating account. During the twelve months ended December 31, 2013, we transferred $53,000 to the operating account.

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

Long Term Liquidity and Operating Strategies

Our cash of $12,227 and our insured deposit account at a securities brokerage firm of $35,377 is sufficient to meet only the Company’s anticipated short-term obligations. We historically have financed our long term capital needs, including acquisitions, from borrowings from new loans; additional equity issuances of our common and preferred shares; and proceeds from the sales of our real estate, a technology segment, and marketable securities.

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

Current Tax Status

At September 30, 2014, we have a net operating loss, and at December 31, 2013, we had net operating loss carryforwards totaling approximately $2,450,000. While the losses created a deferred tax asset, a full valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2033. In the event of a change of ownership of the Company, our ability (or the ability of any company that acquires or merges with us) to use our net operating loss carryover will be limited by federal tax regulations.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2014, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of September 30, 2014, our disclosure controls and procedures are effective.

Further, there was no change during the three months ended September 30, 2014 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Exhibit Description

10.1*	Form of Seventh Amendment to Restricted Share Agreement for Trustees dated September 30, 2014

10.2*	Seventh Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2014

31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1*	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** The following financial information of the Registrant for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon real estate equity and investment trust

Date: November 4, 2014	By:	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal executive officer)

Paragon real estate equity and investment trust

Date: November 4, 2014	By:	/s/ John J. Dee
John J. Dee
Chief Financial Officer
(Principal financial and accounting officer)