Form 10-Q
period 2015-03-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2015-04-23
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of the registrant’s Common Shares outstanding as of April 23, 2015, was 405,096.

FORM 10-Q

INDEX

PART I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2015 (unaudited) and December 31, 2014	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Three months ended March 31, 2015 (unaudited) and March 31, 2014 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2015 (unaudited) and March 31, 2014 (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (unaudited)	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4. Controls and Procedures	7

Part II. Other Information

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults upon Senior Securities	8

Item 5. Other Information	8

Item 6. Exhibits	8

Signatures	9

2

Part I. Financial Information

Item 1. Financial Statements

Paragon Real Estate Equity and Investment Trust

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets

Cash	$3,462	$10,726
Marketable securities	9,379	19,378
Other assets	6,774	9,953
Total Assets	$19,615	$40,057

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$2,117	$2,517
Total liabilities	2,117	2,517

Commitments and Contingencies

Shareholders’ equity:
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares - $0.01 par value, 100,000,000 authorized: 443,226 shares issued and 405,096 outstanding.	4,051	4,051
Additional paid-in capital	28,146,971	28,146,971
Accumulated deficit	(27,337,816)	(27,317,774)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)
Total shareholders’ equity	17,498	37,540
Total Liabilities and Shareholders’ Equity	$19,615	$40,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	For the three months ended March 31,
	2015	2014
Revenues
Interest/dividend income	$0	$2
Total revenues	0	2
Expenses
General and administrative	20,043	22,142
Total expenses	20,043	22,142
Income (loss) from operations	(20,043)	(22,140)
Net income (loss) attributable to Common Shareholders	(20,043)	(22,140)
Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(.05)	$(.05)
Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096

Comprehensive income (loss):
Net income (loss)	$(20,043)	$(22,140)
Net comprehensive income (loss)	$(20,043)	$(22,140)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Paragon Real Estate Equity and Investment Trust

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(20,043)	$(22,140)
Adjustments to reconcile net income (loss) to net cash used in continuing operations
Net change in operating assets and liabilities:
Other assets	3,179	2,330
Accounts payable and accrued expenses	(400)	1,500
Net cash from (used for) continuing operations	(17,264)	(18,310)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	(0)	(2)
Proceeds from the sale of marketable securities	10,000	20,000
Net cash from (used for) investing activities	10,000	19,998

Cash flows from financing activities:
Net cash from (used for) financing activities Net cash provided by investing activities	--	--

Net increase (decrease) in cash	(7,264)	1,688
Cash
Beginning of period	10,726	9,643
End of period	$3,462	$11,331

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

Note 2 – Basis of Presentation

Condensed Consolidated Financial Statement Presentation

We have prepared the condensed consolidated financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of March 31, 2015, the results of our operations for the three month periods ended March 31, 2015 and 2014, and of our cash flows for the three month periods ended March 31, 2015 and 2014 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, please see our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

At March 31, 2015, our cash in the operating account was $3,462. The decrease in cash during the first three months of 2015 was $7,264. In the first three months of 2015, we transferred $10,000 to the operating account from the insured deposit account at the securities brokerage firm. The cash in both the operating account and the insured deposit account is available to pay expenses to keep the Company currently filed as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting and audit fees. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because our investment of cash in an insured deposit account is our only revenue generating asset and will not generate enough cash flow to allow us to continue as a going concern.

There can be no assurance that the Company will be able to acquire an operating company, be acquired by or merge with another company, raise capital or otherwise continue to exist as a going concern. Even if our management is successful in closing a transaction, investors may not value the transaction in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations and meet its obligations through 2015.

Note 3 – Marketable Securities

As of March 31, 2015, our marketable securities had a fair market value of $9,379 and was in the form of cash in an insured deposit account at the brokerage firm. During the three month period ended March 31, 2015, the Company transferred $10,000 to the operating account, which is shown as proceeds from the sale of marketable securities on the cash flow statement, and interest income of less than $1 was deposited into the account at the brokerage firm.

During the three month period ended March 31, 2014, the Company transferred $20,000 to the operating account, which is shown as proceeds from the sale of marketable securities, and interest income of $2 is shown as cash used for the purchase of marketable securities on the cash flow statement.

Note 4 – Loss Per Share

Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three month periods ended March 31, 2015 and March 31, 2014 were 405,096. Common share equivalents of 2,448,892 as of March 31, 2015 and March 31, 2014 include outstanding Class A Convertible Preferred Shares and Class C Convertible Preferred Shares and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

Note 5 – Fair Value Measurements

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Condensed Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value. No events occurred during the first three months of 2015 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Marketable Securities
March 31, 2015:
Cash Insured Deposits	$9,379

December 31, 2014:
Cash Insured Deposits	$19,378

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

Forward-Looking Information

This report on Form 10-Q contains “forward-looking” statements for the purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, and these statements and/or ownership of our securities may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, and achievements of the Company to be materially different from results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Factors that could cause actual results to differ materially from management’s current expectations include, but are not limited to, our failure to obtain adequate financing to continue our operations, changes in general economic conditions, changes in real estate conditions, fluctuations in market prices if we invest, on a temporary basis, in publicly traded real estate companies, changes in prevailing interest rates, changes in our current filing status with the SEC, the cost or general availability of equity and debt financing, failure to acquire properties in accordance with our value added strategy, unanticipated costs associated with the acquisition and integration of our acquisitions, our ability to obtain adequate insurance for terrorist acts, and potential liability under environmental or other laws. For further information, refer to our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2014.

The following is a discussion of our results of operations for the three month periods ended March 31, 2015 and 2014 and financial condition, including:

●	Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014.

●	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

●	Our primary sources and uses of cash for the three month periods ended March 31, 2015 and March 31, 2014, and how we intend to generate cash for long-term capital needs.

●	Our current income tax status.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2015 and 2014

Revenues from Operations

Total revenues decreased $2 from $2 for the three month period ended March 31, 2014 to $0 for the three month period ended March 31, 2015. This decrease was the result of decreased amounts invested in an insured deposit account at a securities brokerage firm. The Company sold its investments in marketable securities during the first quarter of 2013 and is investing its funds in the insured deposit account.

Expenses from Operations

Total expenses, comprised of general and administrative expenses, decreased $2,099 from $22,142 for the three month period ended March 31, 2014 to $20,043 for the three month period ended March 31, 2015. This net decrease is the result of decreased accounting and legal expenses of $3,852 partially offset by increased SEC filing charges, transfer agent fees and directors and officers liability insurance expenses of $1,753.

Loss from Operations and Net Loss Attributable to Common Shareholders

As a result of the above, the loss from operations and net loss attributable to common shareholders decreased $2,097 from $22,140 for the three month period ended March 31, 2014 to $20,043 for the three month period ended March 31, 2015.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 3 included in our Annual Report on Form 10-K for the year ended December 31, 2014. The following section is a summary of certain aspects of those accounting policies that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our Condensed Consolidated Financial Statements.

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At March 31, 2015, we have a net operating loss and at December 31, 2014, we had net operating loss carryforwards totaling approximately $2,507,000. While these losses created a deferred tax asset, a full valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2034.

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

To further conserve cash, in 2006 each trustee signed a restricted share agreement with the Company to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The service period ending date and vesting period date for those agreements have been extended to September 30, 2015. Additionally, in 2006, James C. Mastandrea, our President, Chief Executive Officer, and Chairman of the Board of Trustees of the Company, signed a subscription agreement to purchase 44,444 restricted Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon until September 29, 2008. The service period ending date and vesting period date for this agreement have been extended to September 30, 2015, though the shares were fully amortized by the original date in 2008. Based on our current rate of operating expenses, we believe we can continue to maintain the Company as a corporate shell current in its SEC filings for only one quarter without raising additional capital.

Cash Flows

At March 31, 2015, our cash was $3,462 and an insured deposit account at a securities brokerage firm was $9,379. We are dependent on our existing cash, contributed by three independent trustees in exchange for Class C Convertible Preferred Shares, to meet our liquidity needs because we do not have cash from operations to meet our operating requirements. The cash in both the operating account and the insured deposit account is available to pay expenses to keep the Company current in its SEC filings.

During the three months ended March 31, 2015, we transferred $10,000 to the operating account. During the twelve months ended December 31, 2014, we transferred $58,000 to the operating account.

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

Long Term Liquidity and Operating Strategies

Our cash of $3,462 and our insured deposit account at a securities brokerage firm of $9,379 is sufficient to meet the Company’s anticipated short-term obligations for only one quarter. We historically have financed our long term capital needs, including acquisitions, from borrowings from new loans; additional equity issuances of our common and preferred shares; and proceeds from the sales of our real estate, a technology segment, and marketable securities.

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

Current Tax Status

At March 31, 2015, we have a net operating loss, and at December 31, 2014, we had net operating loss carryforwards totaling approximately $2,507,000. While the losses created a deferred tax asset, a full valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2034. In the event of a change of ownership of the Company, our ability (or the ability of any company that acquires or merges with us) to use our net operating loss carryover will be limited by federal tax regulations.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2015, the date of this report, James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of March 31, 2015, our disclosure controls and procedures are effective.

Further, there was no change during the three months ended March 31, 2015 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

* The following financial information of the Registrant for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon real estate equity and investment trust

	By:	/s/ James C. Mastandrea
Date: April 23, 2015		James C. Mastandrea
Chief Executive Officer
(Principal executive officer)

Paragon real estate equity and investment trust

	By:	/s/ John J. Dee
Date: April 23, 2015		John J. Dee
Chief Financial Officer
(Principal financial and accounting officer)

