Form 10-K
period 2015-12-31
PARAGON REAL ESTATE EQUITY & INVESTMENT TRUST
filed 2016-02-05
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes [X] No [  ]

At February 5, 2016, the Registrant had issued 443,226 common shares of beneficial interest and had 405,096 shares outstanding after deducting 38,130 shares held in treasury. At June 30, 2015, the aggregate market value of the voting common shares held by non-affiliates of the Registrant was approximately $323,155 based on the closing price of $1.80 per common share on the over-the-counter bulletin board on that date.

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST
2014 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

Item 1. Business.

Company Overview

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a Maryland shell corporation primarily focused on maintaining its corporate existence and Securities and Exchange Commission (“SEC”) reporting history to enable it, in the future, to raise additional capital and make real estate investments. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a real estate investment trust (“REIT”) or a real estate operating company and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

The Company was formed on March 15, 1994 as a Maryland REIT. The Company operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company no longer meeting qualifications to be a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In 2002, the Company discontinued the operations of the technology segment.

From 2003 through 2006, we pursued a value-added business plan primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. In 2006, the Company did not complete a public offering for a portfolio acquisition due to market conditions, and consequently, was not able to meet the listing requirements of the former American Stock Exchange (“Amex”). Accordingly, Paragon’s common shares were delisted from the Amex and commenced being quoted on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and on the pink sheets under the symbol “PRLE”.

Because our unrestricted cash was not sufficient to allow us to continue operations, in the third quarter of 2006, three independent trustees on our board of trustees signed subscription agreements to purchase 125,000 Class C Convertible Preferred Shares for an aggregate contribution of $500,000. On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The loan was made to allow the Company to maintain its existence as a corporate shell current in its SEC filings such that it may be used in the future for real estate transactions or sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital and complete a transaction will materially and adversely affect the Company’s ability to continue operations.

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

Employees

As of February 5, 2016, the Company has two part-time employees.

Item 2. Properties.

As of December 31, 2015, the Company did not own any real estate assets.

Item 3. Legal Proceedings.

Should we acquire properties in our normal course of business, we may be involved in legal actions arising from the ownership and administration of real estate. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, operations or liquidity. We are not currently involved in any legal actions.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Bulletin Board and on the pink sheets with the symbol “PRLE”.

Our Class A Cumulative Convertible Preferred Shares (“Class A Preferred Shares”) are quoted on the OTC Bulletin Board with the symbol “PRLEP.” Class A Preferred shareholders have the right to convert each of their Class A Preferred Shares for 0.046 common shares.

Our Class C Convertible Preferred Shares were issued effective September 29, 2006 to the trustees of the Company who contributed cash and/or services for these shares. The Class C Convertible Preferred Shares are not quoted on an exchange.

The following table shows the range of the high and low sale prices for our common shares as reported on the OTC Bulletin Board. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

2015	High	Low
4th Quarter	$1.70	$1.01
3rd Quarter	$1.80	$1.60
2nd Quarter	$1.85	$1.50
1st Quarter	$2.00	$1.25

2014	High	Low
4th Quarter	$1.80	$1.06
3rd Quarter	$2.35	$1.51
2nd Quarter	$3.00	$1.90
1st Quarter	$3.00	$0.86

On January 28, 2016, the last reported sales price of our common shares on the OTC Bulletin Board was $1.40. The number of holders of record of our common shares was 121 as of January 28, 2016 and we estimate we have approximately 1,200 beneficial holders of common shares as of that same date.

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

Preferred Share Conversions

During 2015, no preferred shares were converted to common shares.

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities in 2015.

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

Overview

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a Maryland shell corporation primarily focused on maintaining its corporate existence and SEC reporting history to enable it, in the future, to raise additional capital and make real estate investments. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments.

As of December 31, 2015, the Company is a corporate shell current in its SEC filings, that may make future real estate investments or be sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

Brief History

Paragon was formed on March 15, 1994 as a Maryland REIT. We operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company not meeting the qualifications to be a REIT under the Code. In 2002, the Company discontinued the operations of the technology segment.

Recent Developments and Executive Overview

During 2015, the Company continued as a corporate shell current in its SEC filings. On November 20, 2015 five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. Excess funds can be invested in cash equivalents depending on market conditions.

Results of Operations

The following is a discussion of our results of operations and comprehensive income for the years ended December 31, 2015 and 2014 and financial condition, including:

●	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2014.

●	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

●	Our primary sources and uses of cash for the year ended December 31, 2015, and how we intend to generate cash for long-term capital needs.

●	Our current income tax status.

Comparison of the years ended December 31, 2015 and 2014

Revenues from Operations

Total revenues decreased $4 from $4 for the year ended December 31, 2014 to $0 for the year ended December 31, 2015. Revenues consisted of interest income for the year ended December 31, 2014. The decrease in interest income was due to having a lower amount invested in a money market account in the year ended December 31, 2015 than in the year ended December 31, 2014. As of December 31, 2015, we held no equity securities and our decision to invest in equity securities on a temporary basis in 2016 is dependent on market conditions and the availability of cash to invest. Accordingly, we anticipate nominal revenue in 2016.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, increased $9,797, from $57,474 for the year ended December 31, 2014 to $67,271 for the year ended December 31, 2015. This net increase is due to increases in director and officer liability insurance of $377, legal fees of $9,548, SEC filing charges and transfer agent fees of $3,773 and interest expense of $2,276 offset by decreased accounting fees of $5,840 and decreased miscellaneous expenses of $337.

Loss from operations

As a result of the above, the loss from operations increased $9,801 from $57,470 for the year ended December 31, 2014 to $67,271 for the year ended December 31, 2015.

Net loss attributable to Common Shareholders

Based on the above, the net loss attributable to common shareholders increased from $57,470 for the year ended December 31, 2014 to $67,271 for the year ended December 31, 2015.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Presently, we are dependent on our existing cash, which was provided by loans of $197,780 from five trustees on our board of trustees in exchange for convertible notes payable. The funds will be used for the Company to maintain its status as a corporate shell current in its SEC filings so that it may be used in the future for real estate transactions or sold to another company. We have kept the public entity available for value-added real estate opportunities, including (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

Cash Flows

As of December 31, 2015, our unrestricted cash resources were $174,283. We are dependent on our existing cash, loaned by five trustees on our board of trustee in exchange for convertible notes payable, to meet our liquidity needs because we do not have cash from operations to meet our operating requirements.

During the year ended December 31, 2015, the Company’s cash balance increased by $163,557 from $10,726 at December 31, 2014 to $174,283 at December 31, 2015. During 2015, we received cash of $19,278 from transferring cash from an account at a securities brokerage firm to the operating account and $197,780 from issuing convertible notes payable. Cash of $53,501 was used in continuing operations.

Cash used for continuing operations included general and administrative costs, primarily for maintaining the Company as a corporate shell and to keep it current in its SEC filings so that it may be used in the future for real estate opportunities or sold to another company.

Future Obligations

Because the Company is a corporate shell that may be used in the future for real estate transactions or sold to another company, we have no cash from operations and have reduced our day-to-day overhead expenses and material future obligations. We have reduced overhead expenses by issuing stock for our CEO’s salary and trustee fees, placed the only other employee on a part-time unpaid basis, and have not replaced employees who have left. We have eliminated our office space and rent, reduced the use of outside consultants, and negotiated discounts on or eliminated other expenses wherever possible.

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions, as follows:

●	borrowings from new loans;

●	additional equity issuances of our common and preferred shares; and

●	proceeds from the sales of our real estate, a technology segment, and marketable securities.

Because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the corporate entity and seeking additional investors. In 2006 and 2007, the Company received total payments of $500,000 from three independent trustees on our board of trustees in exchange for Class C Preferred Shares. In November 2015 five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. These funds have been and continue to be used to maintain the Company as a corporate shell current in its SEC filings while it searches for and reviews other value added real estate opportunities. Excess funds can be invested in cash equivalents depending on market conditions.

Current Tax Status

At December 31, 2015, we have a net operating loss carryover of $2,575,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carryovers, which will expire in varying amounts through the year 2035. In the event of a change of ownership of the Company, our ability (or the ability of any company that acquires or merges with us) to use our net operating loss carryover will be limited by federal tax regulations.

We, and our subsidiary, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Interest Rates and Inflation

Interest rates fell during 2008 as the Federal Reserve Bank lowered the discount rate which remained low through 2015. Due to record low interest rates, capital markets were generally not accessible by small real estate companies like Paragon from 2009 through 2011 and debt financing was only available to larger creditworthy companies. Financial institutions tightened financial covenant tests, decreased loan-to-value ratios, and charged higher fees for loans, which has reduced the number of real estate transactions. While credit markets have been more active since 2013, Paragon has not participated in any transactions to raise capital.

The Company was not significantly affected by inflation during the periods presented in this report due primarily to the relative low nationwide inflation rates and the Company being a corporate shell with minimal expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Application of Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require us to make certain estimates and assumptions. The following section is a summary of certain estimates that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements.

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2015, we had a net operating loss carryover totaling $2,575,000.

While these losses created a deferred tax asset of $1,031,000, a valuation allowance of $1,031,000 was applied against this asset because of the uncertainty of whether we will be able to use these loss carryovers, which will expire in varying amounts through the year 2035. Pursuant to Code regulations, we will be limited to using $797,000 of the prior net operating losses of $11,100,000, and these same regulations also limit the amount of loss used in any one year. Additionally, use of our net operating loss carryover will be limited in the event of a change in ownership of the Company.

Item 8. Financial Statements and Supplementary Data.

The required audited consolidated financial statements of the Company are included herein commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our principal executive officer and principal financial officer each concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP defined in the Exchange Act.

Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the COSO (the Committee of Sponsoring Organizations) 1992 framework of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in the fourth fiscal quarter of 2015 in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages and positions of our trustees and executive officers are as follows:

Name	Age	Position	Expiration of Term (1)

James C. Mastandrea	72	President, Chief Executive Officer and Chairman of Board of Trustees	2006 (1)

John J. Dee	64	Senior Vice President, Chief Financial Officer and Trustee	2007 (1)

Daryl J. Carter	60	Trustee	2008 (1)

Daniel G. DeVos	57	Trustee	2006 (1)

Paul T. Lambert	63	Trustee	2007 (1)

Michael T. Oliver	72	Trustee	2008 (1)

(1) Because the trustees own a significant number of the voting shares and the Company is reducing expenses to conserve its limited cash, an annual meeting of shareholders has not been held since 2006. The trustees will continue to serve until an election of trustees is held.

Board of Trustees and Executive Officers

The business experience, principal occupations and employment, as well as the periods of service, of each of our trustees and executive officers during at least the last five years are set forth below.

James C. Mastandrea has been our Chairman, President and Chief Executive Officer since 2003. Mr. Mastandrea has over 35 years of experience in the real estate industry and 19 years serving in high level positions of publicly traded companies. Since 2006, he has served as the President, Chief Executive Officer and Chairman of the Board of Trustees of Whitestone REIT, a publicly traded REIT listed on the New York Stock Exchange (“NYSE”) focused on Community Centered PropertiesTM (“Whitestone REIT”). In addition, since 1978, Mr. Mastandrea has served as the Chief Executive Officer/Founder of MDC Realty Corporation, Chicago, Illinois, a privately held residential and commercial real estate development company (“MDC Realty Corporation”). From 1994 to 1998, Mr. Mastandrea served as Chairman and Chief Executive Officer of First Union Real Estate Investments, a NYSE-listed real estate investment trust. Mr. Mastandrea also served in the U.S. Army as a Military Police Officer. Mr. Mastandrea is a director of Cleveland State University Foundation Board and a member of the investment committee. He regularly lectures to MBA students at the University of Chicago and has been teaching for five years as Adjunct Professor in the MBA program at Rice University in Houston, TX, and also presents to institutional investors in the U.S. and Europe. Mr. Mastandrea’s significant experience in the commercial and residential real estate business, capital markets, and private and public companies as a real estate expert allows him to provide insight into various aspects of the economy and commercial real estate, which is of significant value to our board of trustees.

John J. Dee has served as a trustee, Senior Vice President and Chief Financial Officer since 2003. Since October 2006, Mr. Dee has also been Chief Operating Officer, Executive Vice President, and Director of Finance at Whitestone REIT (NYSE). Prior to Mr. Dee’s joining Paragon, from 2002 to 2003, he was Senior Vice President and Chief Financial Officer of MDC Realty Corporation, Cleveland, Ohio, an affiliate of MDC Realty Corporation. From 2000 to 2002, Mr. Dee was Director of Finance and Administration for a Cleveland, Ohio law firm. From 1978 to 2000, Mr. Dee held various management positions with First Union Real Estate Investments (NYSE), including Senior Vice President and Chief Accounting Officer from 1996 to 2000. Mr. Dee is licensed as a CPA (non-practicing) in the State of Ohio. Mr. Dee has a significant number of years of experience with publicly listed REITs and exceptional experience and skills of value to our management team and board.

Daryl J. Carter has served as a trustee since June 2003. Mr. Carter founded and since 2007 has served as Chairman and Chief Executive Officer of Avanath Capital Management, LLC, an investment firm focused on urban-themed real estate and mortgage investments. He is also a Managing Partner of McKinley-Avanath, a property management company focused on the affordable apartment sector. From 2005 to 2007, Mr. Carter was an Executive Managing Director of Centerline Capital Group (“Centerline”), a subsidiary of Centerline Holding Company (NYSE), and head of the Commercial Real Estate Group. From 2005 to 2007, he was also the President of American Mortgage Acceptance Corporation, a then publicly-held, commercial mortgage lender that was externally managed by Centerline. Mr. Carter became part of Centerline when his company, Capri Capital Finance (“CCF”) was acquired by Centerline in 2005 and stayed with Centerline until 2006. Mr. Carter co-founded and served as Co-Chairman of both CCF and Capri Capital Advisors (“Capri”) in 1992. He was instrumental in building Capri into a diversified real estate firm with $8 billion in real estate equity and debt investments under management. Prior to Capri, Mr. Carter was Regional Vice President at Westinghouse Credit Corporation in Irvine and a Second Vice President at Continental Bank in Chicago. Mr. Carter serves as a trustee of Whitestone REIT (NYSE) since 2009, a director of Silver Bay Realty Trust Corp. (NYSE) since July 2013, a trustee of the Urban Land Institute, Executive Committee Member and Chairman of the National Multifamily Housing Council, and on the Visiting Committee of the M.I.T. Sloan School of Management. He is also a Past Chairman of the Mortgage Bankers Association. Mr. Carter brings to our board of trustees significant management experience and demonstrated leadership skills with financial and real estate entities.

Daniel G. DeVos has served as a trustee since March 2003. Since 1993, Mr. DeVos has served as Chairman of the Board and Chief Executive Officer of DP Fox Ventures, LLC, a diversified management enterprise with investments in real estate, transportation, fashion, sports, and entertainment. Since 1999, Mr. DeVos has served as the President and Chief Executive Officer of Fox Motors, based in Grand Rapids, Michigan. He is the majority owner of the Grand Rapids Griffins (AHL), has been a board member since 1991 and Chairman since 2011 of RDV Sports, Inc., the parent company of the Orlando Magic (NBA), and is a partner in CWD Real Estate Investments. Since 2004, he has served as a director and currently serves on the Audit Committee of Alticor, Inc., the parent of Amway Corporation, located in Ada, Michigan. From 2009 to 2013, Mr. DeVos served as a trustee of Whitestone REIT (NYSE) and in May 2013 became trustee emeritus. From 1994 to 1998, he served as a trustee of First Union Real Estate Investments (NYSE). Mr. DeVos has extensive and diverse business experience within and outside the real estate industry and possesses exceptional leadership skills in business and non-profit management.

Paul T. Lambert has served as a trustee since November 1998. Mr. Lambert serves as the Chief Executive Officer of Lambert Capital Corporation. He served on the Board of Directors and was the Chief Operating Officer of First Industrial Realty Trust, Inc. (NYSE) (“First Industrial”) from its initial public offering in October 1994 to the end of 1995. Mr. Lambert was one of the largest contributors to the formation of First Industrial and one of its founding shareholders. Prior to forming First Industrial, Mr. Lambert was managing partner for The Shidler Group, a national private real estate investment company. Prior to joining The Shidler Group, Mr. Lambert was a commercial real estate developer with Dillingham Corporation and, prior to that, was a consultant with The Boston Consulting Group. Mr. Lambert serves as a trustee of Whitestone REIT (NYSE) since March 2013. Mr. Lambert is an entrepreneur with significant experience in commercial real estate and financing of development projects.

Michael T. Oliver has served as a trustee since March 2003. Mr. Oliver was Director of New Business Development at Concierge Asset Management from December 2005 to April 2010.

Mr. Oliver was the State Investment Officer of Real Estate and Private Equity Investments of the Alaska State Pension Board of the Alaska State Pension Fund, Juneau, Alaska, a position he held from August 2000 through September 2005. Mr. Oliver was a consultant from March 1998 to July 2000 to MPAC Capital Markets, Seattle, Washington, and a consultant to several Asian governments concerning laws governing real estate investment trusts. From April 1996 to March 1998, Mr. Oliver was Chairman of RERC Capital Markets, LLC, Chicago, Illinois. From March 1987 to February 1996, he was founder and Chairman of PRA Securities Advisors, Inc., which was sold and became Heitman/PRA Securities Advisors, Inc. and President of its Real Estate Fund. Prior to March 1987 and since 1967, Mr. Oliver held positions at real estate companies raising capital and making direct investments in real estate, and at investment banking firms analyzing real estate companies and raising capital. Mr. Oliver has been involved with REITs, commercial real estate, and capital markets for a significant number of years.

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

Code of Conduct and Ethics

Our board of trustees has adopted a Code of Conduct and Ethics that applies to all officers, trustees and employees of Paragon, including our principal executive officer, principal financial officer, principal accounting officer and any person performing similar functions. Our Code of Conduct and Ethics is filed as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the SEC on March 30, 2004. Upon written request to the Company, we will provide a copy of our Code of Conduct and Ethics without charge.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, trustees and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. Officers, trustees and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Form 4s filed by trustees reporting share transactions, grants of restricted shares and options furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, trustees and greater than 10% shareholders were complied with.

Item 11. Executive Compensation.

Because the Company has not had substantial operations, James C. Mastandrea did not receive any compensation for serving as our Chief Executive Officer, President and Chairman during the years ended December 31, 2015 and December 31, 2014. John J. Dee did not receive any compensation for serving as our Senior Vice President and Chief Financial Officer during the years ended December 31, 2015 and December 31, 2014. There were no other officers or employees of the Company in the past two fiscal years.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the status of equity awards as of December 31, 2015:

	Number of	Number of			Number of		Value of	Unearned
	Securities	Securities			Shares or		Shares or	Shares, Units
	Underlying	Underlying			Units of		Units of	or Other
	Unexercised	Unexercised	Option	Option	Stock That		Stock That	Rights That
	Options	Options	Exercise	Expiration	Have Not		Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested		Vested	Vested

James C. Mastandrea	—	—	—	—	2,000	(1)	$2,800.00	(2)
Chief Executive Officer, President and Chairman

John J. Dee	—	—	—	—	2,000	(1)	$2,800.00	(2)
Senior Vice President and Chief Financial Officer

(1)	Represents restricted common shares issued January 2, 2004. Half of the restricted shares vested on the fifth anniversary of the issuance date. The remaining half will vest when funds from operations has doubled or when Paragon’s share price is 50% higher compared to the average trading price for the five days preceding the grant date.

(2)	In June 2003, our shareholders approved an agreement to issue additional common shares to Paragon Real Estate Development, LLC of which Mr. Mastandrea is the managing member and Mr. Dee is a member. In September 2006, Paragon amended this agreement to include each of the Trustees so that if a Trustee brings a new transaction to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. In January 2016, the non-employee trustees and Mr. Mastandrea agreed to make this agreement for only non-employee trustees. This agreement is intended to serve as an incentive for our trustees to increase the asset base, net operating income, funds from operations, and share value of Paragon. The exact number of common shares that would be issued will be calculated in accordance with a formula in the agreement based on future acquisition, development or redevelopment transactions. Any of these transactions would be subject to approval by the members of our Board who are not receiving the additional common shares. We would issue our common shares only upon the closing of the transaction. The maximum number of common shares to be issued under the agreement is limited to a total value of $26 million based on the average closing price of our common shares for 30 calendar days preceding the closing of the transaction. The common shares will be restricted until we achieve the five-year pro forma income target for the acquisition, as approved by the Board, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.

Employment Agreements

On April 3, 2006, the board of trustees authorized modifications to the employment agreement of Mr. Mastandrea. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his duties for Paragon. The original employment agreement with Mr. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea. Effective September 29, 2006, in lieu of an annual salary of $100,000, Mr. Mastandrea received 44,444 Class C Preferred Shares for his services as an officer of Paragon through September 29, 2008. This agreement was amended to extend the service period and vesting period restriction dates to September 30, 2016, though the shares were fully amortized by the original date in 2008.

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

Compensation of Trustees

During the year ended December 31, 2015, trustees were not paid any compensation.

In lieu of cash payments for trustee fees, effective September 29, 2006, each trustee of the Company received 12,500 restricted Class C Preferred Shares for service as a trustee until September 29, 2008. The shares are restricted until the latest to occur of: (a) a public offering by the Company sufficient to liquidate the shares, (b) an exchange of the Company’s existing shares for new shares, and (c) September 29, 2008. These agreements were amended to extend the service period and vesting period restriction dates to September 30, 2016, though the shares were fully amortized by the original date in 2008.

In June 2003, our shareholders approved an agreement to issue additional common shares to Paragon Real Estate Development, LLC of which Mr. Mastandrea is the managing member and Mr. Dee is a member. In September 2006, Paragon amended this agreement to include each of the trustees so that if a trustee brings a new transaction to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. In January 2016, the non-employee trustees and Mr. Mastandrea agreed to make this agreement for only non-employee trustees. The agreement is intended as an incentive for our trustees to increase the asset base, net operating income, funds from operations, and share value of Paragon. The exact number of common shares that would be issued will be calculated in accordance with a formula in the agreement based on future acquisition, development or redevelopment transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional common shares. We would issue our common shares only upon the closing of a transaction. The maximum number of common shares to be issued under the agreement is limited to a total value of $26 million based on the average closing price of our common shares for 30 calendar days preceding the closing of a transaction. The common shares will be restricted until we achieve the five-year pro forma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.

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

The table shows ownership as of February 1, 2016.

	Common Shares (2)			Preferred A Shares (3)			Preferred C Shares (4)		Total Common Shares and Preferred Shares (5)
Name and Address (1)	Number		Percent (6)	Number		Percent (6)	Number	Percent	Number		Percent (6)

James C. Mastandrea	215,496	(7)	47.6%	161,410	(17)	62.5%	56,944	23.3%	834,166	(19)	77.9%
Paragon Real Estate Development, LLC	163,117	(8)	40.3%	161,410	(17)	62.5%	—	—	212,347	(20)	46.7%
Paul T. Lambert	83,248	(9)	18.7%	—		—	62,500	25.6%	708,248	(21)	66.2%
John J. Dee	17,842	(10)	4.3%	—	(18)	—	12,500	5.1%	142,842	(22)	26.3%
Daryl J. Carter	24,494	(11)	5.7%	—		—	37,500	15.3%	399,494	(23)	49.8%
Daniel G. DeVos	39,205	(12)	8.9%	—		—	62,500	25.6%	664,205	(24)	62.2%
Michael T. Oliver	—		—	—		—	12,500	5.1%	125,000	(25)	23.6%

Timothy D. O’Donnell 90 Broad Street New York, NY 10004	25,000	(13)	6.2%	—		—	—	—	25,000		*

Mark Schurgin 9841 Airport Boulevard Los Angeles, CA 90045	76,598	(14)	18.9%	—		—	—	—	76,598		2.7%

All trustees and current executive officers as a group (15)	380,285	(16)	67.1%	161,410		62.5%	244,444	100.0%	2,873,955	(26)	93.9%

* Indicates less than one percent

(1)	Unless otherwise indicated, the address of all beneficial owners is our corporate address at 10011 Valley Forge Drive, Houston, Texas 77042.

(2)	Percentages based on 405,096 common shares outstanding, not including 38,130 shares held in treasury. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options and convertible notes payable. The options that are currently exercisable as of March 31, 2016 for all named persons is 667, and the common shares issuable upon conversion of notes payable as of March 31, 2016 for all named persons is 154,007. Percentages also include 6,667 restricted shares issuable to an independent third party that Mr. Mastandrea has the right to vote.

(3)	Percentages based on 258,236 preferred A shares outstanding as of February 1, 2016, which convert to 53,683 common shares as follows: 161,410 preferred A shares are each convertible into 0.305 common shares and 96,826 preferred A shares are each convertible into 0.046 common shares.

(4)	Percentages based on 244,444 preferred C shares outstanding as of February 1, 2016, which convert to 2,444,440 common shares. Each preferred C share is convertible into 10 common shares.

(5)	Percentages based on 405,096 common shares outstanding, not including 38,130 shares held in treasury, and including 258,236 preferred A shares which convert to 53,683 common shares and 244,444 preferred C shares which convert to 2,444,440 common shares. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are currently exercisable as of March 31, 2016 and common shares that are issuable upon conversion of notes payable as of March 31, 2016. Mr. Mastandrea’s percentage is calculated using a denominator that includes (i) 405,096 common shares, not including 38,130 shares held in treasury; (ii) 56,944 preferred C shares that convert to 569,440 common shares; (iii) 161,410 preferred A shares, which convert to 49,230 common shares; (iv) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; and (v) 40,666 common shares issuable upon the conversion of notes payable due Mr. Mastandrea.

(6)	The ownership percents may total more than 100% due to more than one person or entity being considered the beneficial owner of the same shares, in accordance with SEC regulations for this table.

(7)	Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 common shares; (iv) 2,000 restricted common shares; (v) 1,046 common shares and (vi) 40,666 common shares issuable upon conversion of notes payable.

(8)	Mr. Mastandrea is the managing member of Paragon Real Estate Development, LLC and these shares are also included in Mr. Mastandrea’s common shares.

(9)	Includes: (i) 667 options; (ii) 5,930 common shares held by Lambert Equities II, LLC, of which Mr. Lambert is the controlling majority member and sole manager; (iii) 36,852 common shares; and (iv) 39,799 common shares issuable upon conversion of notes payable.

(10)	Includes: (i) 2,000 common shares (ii) 2,000 restricted commons shares and (iii) 13,842 common shares issuable upon conversion of notes payable. Does not include 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(11)	Includes: (i) 2,000 common shares and (ii) 22,494 common shares issuable upon conversion of notes payable.

(12)	Includes: (i) 2,000 common shares and (ii) 37,205 common shares issuable upon conversion of notes payable.

(13)	Includes: 25,000 common shares. Based solely on verbal confirmation provided by Mr. O’Donnell.

(14)	Includes: 76,598 common shares. Based solely on information on the Form 4 filed on January 26, 2016 with the SEC by Mr. Schurgin.

(15)	Includes six named persons.

(16)	Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 common shares; (iv) 4,000 restricted common shares; (v) 667 options; (vi) 47,827 common shares; and (vii) 154,007 common shares issuable upon conversion of notes payable.

(17)	Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. Each preferred A share is convertible into 0.305 common shares.

(18)	Does not include 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(19)	Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 common shares; (iv) 2,000 restricted common shares; (v) 49,230 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (vi) 569,440 common shares issuable upon conversion of 56,944 preferred C shares; (vii) 40,666 common shares issuable upon conversion of notes payable; and (viii) 1,046 common shares.

(20)	Includes (i) 163,117 common shares and (ii) 49,230 common shares issuable upon conversion of 161,410 preferred A shares. These shares are also included in Mr. Mastandrea’s total shares.

(21)	Includes: (i) 667 options; (ii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares; (iii) 39,799 common shares issuable upon conversion of notes payable; and (iv) 42,782 common shares.

(22)	Includes: (i) 2,000 common shares (ii) 2,000 restricted common shares; (iii) 125,000 common shares issuable upon conversion of 12,500 preferred C shares; and (iv) 13,842 common shares issuable upon conversion of notes payable. Does not include 163,117 common shares or 161,410 preferred A shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(23)	Includes: (i) 2,000 common shares; (ii) 375,000 common shares issuable upon conversion of 37,500 preferred C shares; and (iii) 22,494 common shares issuable upon conversion of notes payable.

(24)	Includes: (i) 2,000 common shares; (ii) 625,000 common shares issuable upon conversion of 62,500 preferred C shares; and (iii) 37,205 common shares issuable upon conversion of notes payable.

(25)	Includes: (i) 125,000 common shares issuable upon conversion of 12,500 preferred C shares.

(26)

Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 common shares; (iv) 4,000 restricted common shares; (v) 667 options; (vi) 49,230 common shares issuable upon conversion of 161,410 preferred A shares held by Paragon Real Estate Development, LLC; (vii) 2,444,440 common shares issuable upon conversion of 244,444 preferred C shares; (viii) 154,007 common shares issuable upon conversion of notes payable; and (ix) 47,827 common shares.

Equity Compensation Plan Information

Equity Compensation Plans Approved/ Not Approved by Security Holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders

2004 Share Option Plan
Restricted common shares	5,333	$—
Options for common shares	667	$33.75
	6,000	$3.75	28,665

Equity compensation plans not approved by security holders
Common shares	6,667	$—

	6,667	$—	—

Total all plans – Common shares	12,667	$1.78	28,665

In addition to the above plans, in June 2003, our shareholders approved an agreement to issue additional common shares to Paragon Real Estate Development, LLC of which Mr. Mastandrea is the managing member and Mr. Dee is a member. In September 2006, Paragon amended this agreement to include each of the trustees so that if a trustee brings a new transaction to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. In January 2016, the non-employee trustees and Mr. Mastandrea agreed to make this agreement for only non-employee trustees. This agreement is intended as an incentive for our trustees to increase our asset base, net operating income, funds from operations, and share value. The exact number of common shares that would be issued will be calculated in accordance with a formula in the agreement based on future acquisition, development or redevelopment transactions. We would issue our common shares only upon the closing of the transaction. The maximum number of common shares to be issued under the agreement is limited to a total value of $26 million based on the average closing price of our common shares for 30 calendar days preceding the closing of the transaction. The common shares will be restricted until we achieve the five-year pro forma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Relationships and Related Transactions

Under SEC rules, a related person transaction is any transaction or any currently proposed transaction in which the Company was or is to be a participant, the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. A “related person” is a director, officer, nominee for director or a more than 5% shareholder since the beginning of our last completed fiscal year, and their immediate family members.

Under our Declaration of Trust, we may enter into any contract or transaction with our trustees, or between us and any other entity in which any trustee is a trustee or director or has a material financial interest, provided that in the case of any such contract or transaction (1) the existence of the relationship is disclosed or known to the following: (a) the board, and the board shall approve or ratify the contract or transaction by the affirmative vote of a majority of disinterested trustees, even if the disinterested trustees constitute less than a quorum, or (b) the shareholders entitled to vote, and the contract or transaction is authorized, approved or ratified by a majority of the votes cast by the shareholders entitled to vote other than the votes of shares owned of record or beneficially by the interested party; or (2) the contract or transaction is fair and reasonable to us. Any trustee who is a trustee or director of such other party or has such material financial interest may be counted in determining the existence of a quorum at any meeting of the board considering such matter.

Issuance of Convertible Notes to Trustees

In November 2015, five trustees of Paragon loaned funds to Paragon, each pursuant to a Convertible Note Purchase Agreement (the “Agreement”). Each trustee loaned the following amounts, which can be converted into common shares of Paragon, as follows:

Trustee	Amount	Convertible into Common Shares
Daryl J. Carter	$28,888	21,703
Daniel G. DeVos	$47,780	35,897
Paul T. Lambert	$51,112	38,401
James C. Mastandrea	$52,224	39,236
John J. Dee	$17,776	13,355

The convertible notes were issued effective November 20, 2015, have a maturity date of three years, and accrue interest at 10% per annum.

The convertible notes can be called by Paragon after six months, at which time the noteholder can choose to receive either the amount of the note plus any accrued but unpaid interest or the number of common shares determined by dividing the amount of the note plus any accrued but unpaid interest by the conversion price of $1.331. The noteholder has the option at any time to convert the note plus any accrued but unpaid interest into common shares based on the conversion price of $1.331.

In 2006, three trustees, Messrs. Carter, DeVos and Lambert, contributed $500,000 cash in exchange for Preferred C Shares. Mr. Mastandrea received Preferred C Shares in lieu of his $100,000 annual salary for 2006 and 2007. Each of our trustees received 12,500 Preferred C Shares in lieu of their annual trustee fees in 2006 and 2007, including Messrs. Mastandrea and Dee.

Trustee Independence

Our common shares are currently traded on the OTC Bulletin Board. Accordingly, we are not subject to the rules of any national securities exchange that require a majority of a listed company’s trustees and specified committees of the board of trustees meet independence standards prescribed by such rules. However, the board has affirmatively determined that each of Messrs. Carter, DeVos, Lambert, and Oliver do not have a material relationship with Paragon that would interfere with the exercise of independent judgment and are “independent” as under NYSE MKT listing standards, applicable SEC rules and the standards prescribed by our Declaration of Trust. Messrs. Mastandrea and Dee are also executive officers of the Company and therefore are not considered to be independent according to these standards.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed by the principal independent registered public accounting firm (Boulay PLLP) to the Company for the fiscal years ended December 31, 2015 and 2014 are as follows:

Category	Year	Fees	% Approved by Audit Committee

Audit Fees (1)	2015	$19,910	100%
	2014	$25,600	100%

Audit-Related Fees	2015	$—
	2014	$—

Tax Fees (2)	2015	$1,650	100%
	2014	$1,800	100%

All Other Fees	2015	$—
	2014	$—

(1)	Audit fees include audits and reviews of required SEC filings.

(2)	Tax fees include the preparation of the Federal tax return.

Policy for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Before the independent auditors are engaged by Paragon to render audit or permissible non-audit services, the audit committee of the board of trustees approves the engagement. The audit committee also reviews the scope of any audit and other assignments given to our auditors to assess whether such assignments would affect their independence. The audit committee approved the payment by us of all fees billed to us by Boulay PLLP in 2014 and 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit Description

2.1	Additional Contribution Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.7 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.2	Amendment to Additional Contribution Agreement between the Company, the Board of Trustees and each Trustee individually dated September 29, 2006. (filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

2.3	Modification Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.8 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

3.1	Articles of Amendment and Restatement of the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.2	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

3.3	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 23, 2004 and incorporated herein by reference)

3.4	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on July 17, 2006 and incorporated herein by reference)

3.5	Articles Supplementary to the Declaration of Trust of the Company (filed as Exhibit 3.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Registration Statement on Form SB-2/A filed on October 14, 1999 and incorporated herein by reference)

3.7	Amendment No. 1 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference)

3.8	Amendment No. 2 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 with the Company’s Current Report on Form 8-K filed on October 19, 2005 and incorporated herein by reference)

Exhibit Number	Exhibit Description

4.1	Voting and Stock Restriction Agreement among the Company, Steven B. Hoyt, Duane H. Lund, Paul T. Lambert, John J. Dee, James C. Mastandrea, and Paragon Real Estate Development, LLC (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

10.1	Employment Agreement of James C. Mastandrea (filed as Exhibit 2.3 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.2	Employment Agreement of John J. Dee (filed as Exhibit 2.4 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.3	Restricted Share Agreement of James C. Mastandrea (filed as Exhibit 2.5 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.4	Restricted Share Agreement of John J. Dee (filed as Exhibit 2.6 with the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.5	Form of Restricted Share Agreement for Trustees dated September 26, 2006 (filed as Exhibit 10.3 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference) (1)

10.6	Agreement of Limited Partnership of Paragon Real Estate, L.P. (filed as Exhibit 2.2 with the Company’s Current Report on Form 8-K filed on July 15, 2003 and incorporated herein by reference)

10.7	2004 Share Option Plan of the Company (filed as Exhibit 4.1 with the Company’s Registration Statement on Form S-8 filed on July 23, 2004 and incorporated herein by reference)

10.8	Stock Subscription Agreement between James C. Mastandrea and the Company dated as of September 29, 2006 (filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.9	Form of Stock Subscription Agreement between Investors and the Company dated as of September 29, 2006 (filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.10	Modification Agreement between the Company and John J. Dee dated April 3, 2006 (filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

10.11	Modification Agreement between the Company and James C. Mastandrea dated April 3, 2006 (filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

10.12	Form of First Amendment to Restricted Share Agreement for Trustees dated September 25, 2008 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.13	First Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 25, 2008 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.14	Form of Second Amendment to Restricted Share Agreement for Trustees dated September 21, 2009 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.15	Second Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 21, 2009 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.16	Form of Third Amendment to Restricted Share Agreement for Trustees dated September 28, 2010 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.17	Third Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2010 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.18	Form of Fourth Amendment to Restricted Share Agreement for Trustees dated September 29, 2011 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.19	Fourth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 29, 2011 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.20	Form of Fifth Amendment to Restricted Share Agreement for Trustees dated September 28, 2012 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.21	Fifth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2012 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.22	Form of Sixth Amendment to Restricted Share Agreement for Trustees dated September 30, 2013 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

10.23	Sixth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2013 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.24	Form of Seventh Amendment to Restricted Share Agreement for Trustees dated September 30, 2014 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.25	Seventh Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2014 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.26	Form of Eighth Amendment to Restricted Share Agreement for Trustees dated September 30, 2015 (filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference)

10.27	Eighth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2015 (filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference)

14	Code of Conduct and Ethics (filed as Exhibit 14 with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference)

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Executive Officer (2)

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 – Chief Financial Officer (2)

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* The following financial information of the Registrant for the years ended December 31, 2015 and 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Net Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

(1)	Indicates a management contract or compensatory plan or arrangement
(2)	Filed or furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon real estate equity and investment trust

	By:	/s/ James C. Mastandrea
Date: February 5, 2016		James C. Mastandrea
Chief Executive Officer
(principal executive officer)

Paragon real estate equity and investment trust

	By:	/s/ John J. Dee
Date: February 5, 2016		John J. Dee
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

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

Signature	Title	Date

/s/ James C. Mastandrea	Trustee, Chief Executive Officer and
James C. Mastandrea	President	February 5, 2016

/s/ John J. Dee	Trustee, Senior Vice President and
John J. Dee	Chief Financial Officer	February 5, 2016

/s/ Daryl J. Carter
Daryl J. Carter	Trustee	February 5, 2016

/s/ Daniel G. DeVos
Daniel G. DeVos	Trustee	February 5, 2016

/s/ Paul T. Lambert
Paul T. Lambert	Trustee	February 5, 2016

/s/ Michael T. Oliver
Michael T. Oliver	Trustee	February 5, 2016

PARAGON REAL ESTATE EQUITY AND INVESTMENT TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Paragon Real Estate Equity and Investment Trust

We have audited the accompanying consolidated balance sheets of Paragon Real Estate Equity and Investment Trust (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years then ended. Paragon Real Estate Equity and Investment Trust’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Real Estate Equity and Investment Trust as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the lack of revenue generating operations, the Company’s recurring net losses, negative cash flow from operations and accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
February 5, 2016

Paragon Real Estate Equity and Investment Trust

Consolidated Balance Sheets

December 31, 2015 and December 31, 2014

	December 31, 2015	December 31, 2014
Assets
Cash	$174,283	$10,726
Marketable securities	100	19,378
Other assets	9,952	9,953
Total Assets	$184,335	$40,057

Liabilities
Accounts payable and accrued expenses	$14,010	$2,517
Convertible notes payable – related parties	197,780	—
Accrued interest payable	2,276	—
Total Liabilities	214,066	2,517

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred A Shares – $0.01 par value, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares - $0.01 par value, 100,000,000 authorized: 443,226 shares issued and 405,096 outstanding.	4,051	4,051
Additional paid-in capital	28,146,971	28,146,971
Accumulated deficit	(27,385,045)	(27,317,774)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)
Total Shareholders’ Equity (Deficit)	(29,731)	37,540
Total Liabilities and Shareholders’ Equity	$184,335	$40,057

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Consolidated Statements of Operations

	For the year ended December 31,
	2015	2014

Revenues
Interest/dividend income	$—	$4
Total revenues	—	4
Expenses
General and administrative	64,995	57,474
Interest	2,276	—
Total expenses	67,271	57,474
Income (loss) from operations	(67,271)	(57,470)

Net income (loss) attributable to Common Shareholders	(67,271)	(57,470)
Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.17)	$(0.14)
Weighted average number of Common Shares outstanding: Basic and Diluted	405,096	405,096

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Consolidated Statements of Shareholders’ Equity (Deficit)
For the years ended December 31, 2015 and 2014

	Class A	Class C
	Preferred	Preferred	Common	Additional Paid-	Accumulated	Cost of Shares
	Shares	Shares	Shares	in Capital	Deficit	held in Treasury	Total
Balance at December 31, 2013	$2,583	$2,444	$4,051	$28,146,971	$(27,260,304)	$(800,735)	$95,010
Net income (loss)					(57,470)		(57,470)
Balance at December 31, 2014	$2,583	$2,444	$4,051	$28,146,971	$(27,317,774)	$(800,735)	$37,540
Net income (loss)					(67,271)		(67,271)
Balance at December 31, 2015	$2,583	$2,444	$4,051	$28,146,971	$(27,385,045)	$(800,735)	$(29,731)

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(67,271)	$(57,470)
Net change in assets and liabilities:
Other assets	—	(1,127)
Accounts payable and accrued expenses	13,770	1,684
Net cash from (used in) continuing operations	(53,501)	(56,913)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	—	(4)
Proceeds from the sale of marketable securities	19,278	58,000
Net cash from (used for) investing activities	19,278	57,996

Cash flows from financing activities:
Issuance of convertible notes payable – related parties	197,780	—
Net cash from (used for) financing activities	197,780	—

Net increase (decrease) in cash	163,557	1,083
Cash
Beginning of period	10,726	9,643
End of period	$174,283	$10,726

The accompanying notes are an integral part of the consolidated financial statements.

Paragon Real Estate Equity and Investment Trust

Notes to Consolidated Financial Statements

December 31, 2015

Note 1 – Organization

Paragon Real Estate Equity and Investment Trust (the “Company,” “Paragon,” “we,” “our,” or “us”) is a Maryland shell corporation primarily focused on maintaining its corporate existence and Securities and Exchange Commission (“SEC”) reporting history to enable it, in the future, to raise additional capital and make real estate investments. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a real estate investment trust (“REIT”) or real estate operating company and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

Note 2 – Basis of Presentation

Consolidated Financial Statement Presentation

We have prepared the consolidated financial statements pursuant to the rules and regulations of the SEC. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of December 31, 2015 and 2014, the results of our operations for the years ended December 31, 2015 and 2014, and of our cash flows for the years ended December 31, 2015 and 2014 have been included.

The Company presents its financial statements on a consolidated basis because it combines its accounts with a wholly-owned subsidiary that discontinued operations in 2002. All significant inter-company balances are eliminated in the consolidated financial statements.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company is being maintained as a corporate shell that is current in its SEC filings. Operations consist only of investments on a temporary basis in publicly traded real estate companies and cash equivalents while management and the board of trustees evaluate real estate opportunities to put into the Company or decide to sell the entity to a party that needs a public shell.

At December 31, 2015, our cash in the operating account was $174,283. The increase in cash during 2015 was $163,557. We made redemptions from a money market investment account of $19,278 and received $197,780 from issuing convertible notes payable, which has been and will continue to be used to pay expenses to keep the Company currently filed as a public company. Expenses, such as salaries and rent, have been eliminated so that the only expenses being incurred are to keep the Company current in its SEC filings, such as accounting, audit, legal, and filing fees. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow because marketable securities are our only revenue generating assets and will not generate enough cash flow to allow us to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

In order to conform with generally accepted accounting principles in the United States (“GAAP”), management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2015 and December 31, 2014, and the reported amounts of revenues and expenses for the years ended December 31, 2015 and 2014. Actual results could differ from those estimates. Significant estimates include deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Investments in Equipment

Our investments in equipment assets are reported at cost.

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Furniture, fixtures and equipment	3-7

There was no depreciation expense for the year ended December 31, 2015 because the equipment assets of $5,370 are fully depreciated.

Cash

We maintain our cash in bank accounts that are federally insured.

Other Assets

As of December 31, 2015, other assets of $9,952 are prepaid expenses for director and officer liability insurance of $9,202 and $750 of prepaid SEC filing charges.

As of December 31, 2014, other assets of $9,953 are prepaid expenses for director and officer liability insurance of $9,203 and $750 of prepaid SEC filing charges.

Revenue Recognition

Revenues are interest earned on cash balances.

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

Income Taxes

Because we have not elected to be taxed as a REIT for federal income tax purposes, we account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company evaluates potential uncertain tax positions on an annual basis in conjunction with the board of trustees and its tax accountants. Authoritative literature provides a two-step approach to recognize and measure tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The Company has no uncertain tax positions that required adjustments to our consolidated financial statements in 2015 or 2014.

At December 31, 2015, we have net operating losses totaling $2,575,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryovers, which will expire in varying amounts through the year 2035. Pursuant to regulation set forth in the Internal Revenue Code of 1986 as amended (the “Code”), Paragon will be limited to using $797,000 of the prior net operating losses of $11,100,000. These same regulations also limit the amount of loss used in any one year.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

The Company is no longer subject to U.S. federal income tax examinations for the years before 2012 and, with few exceptions, is no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2012.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during 2015 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Marketable Securities

December 31, 2015:
Money Market Investment	$100

December 31, 2014:
Money Market Investment	$19,378

The fair value of the marketable securities is based on quoted market prices in an active market.

Recent Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s consolidated financial statements.

Note 4 – Marketable Securities

We did not have any investments in marketable securities as of December 31, 2015. All of the Company’s investments were in an insured deposit account at a securities brokerage firm. During 2015, the Company transferred $19,278 from the account at the securities brokerage firm to the operating account. There was no interest earned on the cash balances during 2015.

We did not have any investments in marketable securities as of December 31, 2014. All of the Company’s investments in marketable securities were sold during 2013 and the funds were deposited in an insured deposit account at a securities brokerage firm. Since the Company did not have any investments in marketable securities during 2015 and 2014, the Company had no other comprehensive income (loss). During 2014, the Company transferred $58,000 from the account at the securities brokerage firm to the operating account. The interest earned on the cash balances during 2014 of $4 is shown as purchases in marketable securities.

Note 5 – Convertible Notes Payable – related parties

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and mature on November 20, 2018. The convertible notes payable can be converted by the noteholder into common shares at the rate of $1.331 per common share at any time. After six months, the Company can convert the notes payable into common shares. At maturity or when the Company chooses to convert the convertible notes payable into common shares, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into common shares.

Note 6 – Shareholders’ Equity

Preferred Shares

The Company has outstanding 96,826 Class A Cumulative Convertible Preferred Shares (“Class A Preferred Shares”) that were issued to the public. The Class A Preferred Shares bear a liquidation value of $10.00 per share. The Class A Preferred Shares are convertible into 0.046 common shares subject to certain formulas. We have the right to redeem the Class A Preferred Shares.

Effective June 30, 2003, we issued 696,078 Class A Preferred Shares valued at approximately $2.4 million to James C. Mastandrea, our Chairman, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, pursuant to separate restricted share agreements. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:

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

During 2015 and 2014, no Class A Preferred Shares were converted to common shares.

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

In addition, on September 29, 2006, Mr.Mastandrea signed a subscription agreement to purchase 44,444 restricted shares of Class C Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Paragon for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Preferred Shares are subject to forfeiture and are restricted from being sold by Mr. Mastandrea until the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. This agreement was amended to extend the service period and vesting period restriction dates to September 30, 2016.

Each of the trustees of Paragon signed a restricted share agreement with Paragon, dated September 29, 2006, to receive a total of 12,500 restricted Class C Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Preferred Shares were to be removed upon the latest to occur of a public offering by Paragon sufficient to liquidate the Class C Preferred Shares, an exchange of Paragon’s existing shares for new shares, or September 29, 2008. These agreements were amended to extend the service period and vesting period restriction dates to September 30, 2016. No compensation expense was recognized due to the modification as it did not increase the value of the original grant.

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

Restricted Common Shares

The following table summarizes the activity of our unvested restricted common shares for the years ended December 31, 2015 and 2014:

	Unvested Restricted Common Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested at December 31, 2013	168,449	$11.44
Vested	—	—
Unvested at December 31, 2014	168,449	$11.44
Vested	—	—
Unvested at December 31, 2015	168,449	$11.44

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

On June 30, 2003, our shareholders approved the issuance of an agreement to issue additional common shares to Paragon Real Estate Development, LLC of which Mr. Mastandrea is the managing member, and Mr. Dee is a member. In September 2006, Paragon amended this agreement to include each of the trustees to the agreement so that if a trustee brings a new transaction to Paragon, he would receive additional common shares of Paragon in accordance with a formula in the agreement. In January 2016, the non-employee trustees and Mr. Mastandrea agreed to make this agreement for only non-employee trustees. The agreement is intended to serve as an incentive for our trustees to increase the asset base, net operating income, funds from operations, and share value of Paragon. The exact number of common shares that would be issued will be calculated in accordance with a formula in the agreement based on future acquisition, development or redevelopment transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional common shares. We would issue our common shares only upon the closing of a transaction. The maximum number of common shares a trustee may receive to be issued under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of the our common shares for 30 calendar days preceding the closing of any acquisition transaction. The common shares will be restricted until we achieve the five-year pro forma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Paragon’s net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.

Options

On November 16, 1998, we adopted the 1998 Share Option Plan. In 2004 the board of trustees unanimously recommended and the shareholders approved amendments to our 1998 Share Option Plan to increase the number of shares available for grant from 42,222 to 46,666 and to conform with current tax regulations (“2004 Plan”). The 2004 Plan provides for the grant of “incentive stock options,” as defined under Section 422(b) of the tax code, options that are not qualified under the tax code (referred to in this annual report as “non-statutory options”), share appreciation rights (“SARs”) and restricted share grants and performance share awards and dividend equivalents. The 2004 Plan is administered by our management, organization and compensation committee of the board of trustees. The committee has the authority, subject to approval by our board, to determine the terms of each award, to interpret the provisions of the 2004 plan and to make all other determinations for the administration of the 2004 Plan. The 2004 Plan expired in 2014; outstanding grants of shares and options remain effective until the terms of their individual agreements expire.

The 2004 Plan provided for the granting of share options to officers, trustees and employees at a price determined by a formula in the 2004 Plan agreement. The options are to be exercisable over a period of time determined by the management, organization and compensation committee, but no longer than ten years after the grant date. Compensation resulting from the share options was initially measured at the grant date based on fair market value of the shares. The assumptions made in estimating the fair value of the options on the grant date are based upon the Black-Scholes option-pricing model. There were no option grants during 2015 and 2014.

The following table summarizes the activity for outstanding stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2013	3,333	$16.35	1.0
Granted	-	-
Exercised	-	-
Canceled/forfeited/expired	(1,333)	$13.50
Balance at December 31, 2014	2,000	$18.25	0.7	$0.00
Granted	-	-
Exercised	-	-
Canceled/forfeited/expired	(1,333)	$10.50
Balance at December 31, 2015	667	$33.75	1.25	$0.00
Vested and exercisable as Of December 31, 2015	667	$33.75	1.25	$0.00

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2015. Because the weighted average exercise price exceeds fair market value at December 31, 2015, there is no aggregate intrinsic value for the options.

The Company did not recognize any stock-based compensation expense during the years ending December 31, 2015 and 2014. As of December 31, 2015 and December 31, 2014, there was no remaining unrecognized cost related to stock options. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 7 – Loss Per Share

The Company applies the guidance of Accounting Standards Codification 260 (“ASC 260”), Earnings Per Share (“EPS”) for all periods presented herein. Net loss per weighted average common share outstanding - basic and diluted - are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the years ended December 31, 2015 and 2014 was 405,096. Common share equivalents of 2,599,194 as of December 31, 2015 and 2,448,892 as of December 31, 2014 include outstanding convertible preferred shares, convertible notes payable and stock options, and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

	For the year ended December 31,
	2015	2014
Numerator
Net loss attributable to common shareholders	$(67,271)	$(57,470)
Denominator
Weighted average common shares outstanding at December 31, 2015 and December 31, 2014 - basic and diluted	405,096	405,096
Basic and Diluted EPS
Net loss attributable to common shareholders – basic and diluted	$(0.17)	$(0.14)

Note 8 – Dividends/Distributions

No cash distributions were declared during 2015 and 2014 with respect to the common or preferred shares.

Note 9 – Income Taxes

There was no income tax provision for the years ended December 31, 2015 and 2014.

	For the year ended December 31,
	2015	2014
Current	$—	$—
Deferred tax benefit	(27,000)	(23,000)
Change in valuation allowance	27,000	23,000
Total tax provision	$—	$—

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	For the year ended December 31,
	2015	2014
Tax / (benefit) at Federal statutory rate	$(23,000)	$(20,000)
State income tax / (benefit), net of Federal tax effect	(4,000)	(3,000)
Change in valuation allowance	27,000	23,000
Tax provision	$—	$—

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryovers	$1,031,000	$1,003,000
Valuation allowance	(1,031,000)	(1,003,000)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and has provided a full valuation allowance of $1,031,000 and $1,003,000, against the net deferred tax assets of the Company as of December 31, 2015 and 2014, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.

At December 31, 2015, the Company had net operating loss carryovers of $2,575,000 available to be carried to future periods. Net operating loss carryovers of $1,778,000 are available for Paragon to use without any limitation or restriction imposed by tax regulations. Changes in the ownership of Paragon’s shares that occurred in 2001, 2003 and 2006 have limited the amount of net operating losses to be used to approximately $72,500 per year for another 11 years, or a total of $797,000. Prior net loss carryovers of approximately $11,100,000 cannot be used due to the limitations imposed by Section 382 of the Code related to the 2001, 2003 and 2006 changes of share ownership.

The loss carryovers expire as follows:

Year Expiring	Net Operating Loss
2026	$1,551,000
2027	364,000
2028	248,000
2029	81,000
2030	52,000
2031	39,000
2032	61,000
2033	54,000
2034	57,000
2035	68,000
Total loss carryovers	$2,575,000

Note 10 – Commitments and Contingencies

Employment Agreements

On April 3, 2006, the board of trustees authorized modifications to Mr. Mastandrea’s employment agreement. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his duties for Paragon. The original employment agreement with Mr. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea. Effective September 29, 2006, in lieu of an annual salary of $100,000 and to conserve cash, Mr. Mastandrea agreed to receive 44,444 Class C Preferred Shares for his services as an officer of Paragon through September 29, 2008. This agreement was amended to extend the service period and vesting period restriction dates to September 30, 2016, though the shares were fully amortized by the original date in 2008.

Mr. Dee’s employment agreement was also modified on April 3, 2006 in a similar way to Mr. Mastandrea’s employment agreement as explained above, except Mr. Dee does not receive any Class C Preferred Shares for his services as an officer of Paragon. Mr. Dee’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Dee will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Dee. On September 29, 2006, the board of trustees approved compensation to Mr. Dee of $125 per hour, up to a maximum of $5,000 per month. However, Mr. Dee has received no cash compensation under this arrangement in order to preserve the Company’s cash.

