Form 10-Q
period 2016-03-31
PILLARSTONE CAPITAL REIT
filed 2016-05-13
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-15409

PILLARSTONE CAPITAL REIT

(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

10011 Valley Forge Drive

Houston, Texas 77042

(Address of principal executive offices)

(440) 283-6319

(Registrant’s telephone number, including area code)

Paragon Real Estate Equity and Investment Trust

(Former name, former address and former fiscal year, if changed since last report)

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

Yes [X]         No [  ]

The number of the registrant’s Common Shares outstanding as of May 13, 2016, was 405,096.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT

Condensed Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Cash	$139,691	$174,283
Marketable securities	100	100
Other assets	10,541	9,952
Total Assets	$150,332	$184,335

Liabilities
Accounts payable and accrued expenses	$15,107	$14,010
Convertible notes payable – related parties	197,780	197,780
Accrued interest payable	7,207	2,276
Total Liabilities	220,094	214,066

Commitments and Contingencies

Shareholders’ Deficit
Preferred A Shares – $0.01 par value, 1,518,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,583	2,583
Preferred C Shares – $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares - $0.01 par value, 400,000,000 authorized: 443,226 shares issued and 405,096 outstanding.	4,051	4,051
Additional paid-in capital	28,146,971	28,146,971
Accumulated deficit	(27,425,076)	(27,385,045)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)
Total Shareholders’ Deficit	(69,762)	(29,731)
Total Liabilities and Shareholders’ Deficit	$150,332	$184,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT
Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2016	2015

Revenues
Interest/dividend income	$—	$—
Total revenues	—	—
Expenses
General and administrative	35,100	20,043
Interest	4,931	—
Total expenses	40,031	20,043
Income (loss) from operations	(40,031)	(20,043)
Net income (loss) attributable to common shareholders	(40,031)	(20,043)
Net income (loss) attributable to common shareholders per Common Share: basic and diluted	$(.10)	$(.05)
Weighted average number of Common Shares outstanding: basic and diluted	405,096	405,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT
Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(40,031)	$(20,043)
Net change in operating assets and liabilities:
Other assets	(589)	3,179
Accounts payable and accrued expenses	6,028	(400)
Net cash from (used in) continuing operations	(34,592)	(17,264)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	—	—
Proceeds from the sale of marketable securities	—	10,000
Net cash from (used for) investing activities	—	10,000

Cash flows from financing activities:
Net cash from (used for) financing activities	—	—

Net increase (decrease) in cash	(34,592)	(7,264)
Cash
Beginning of period	174,283	10,726
End of period	$139,691	$3,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization

In March 2016, shareholders of Paragon Real Estate Equity and Investment Trust approved changing the company’s name to Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”), which is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and a Maryland real estate investment trust. Pillarstone is primarily focused on maintaining its trust existence and Securities and Exchange Commission (“SEC”) reporting history to enable it, in the future, to raise additional capital and make real estate investments. Future real estate investments may include acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, other commercial properties, acquisition of or merger with a REIT or real estate operating company and joint venture investments. Excess funds may be invested in marketable securities of other real estate companies depending on market conditions.

Note 2 – Basis of Presentation

Condensed Consolidated Financial Statement Presentation

We have prepared the Condensed Consolidated financial statements without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of March 31, 2016, the results of our operations for the three month periods ended March 31, 2016 and 2015, and of our cash flows for the three month periods ended March 31, 2016 and 2015 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, please see our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2015.

The Company presents its financial statements on a consolidated basis because it combines its accounts with a wholly-owned subsidiary that ceased operations in 2002. All significant intercompany transactions are eliminated in consolidation.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continued operations as a public company and paying liabilities in the normal course of business. The Company is being maintained as a corporate shell that is current in its SEC filings. Management and the board of trustees are evaluating real estate opportunities to put into the Company.

At March 31, 2016, our cash in the operating account was $139,691. In November 2015, we issued convertible notes payable for proceeds of $197,780, which have been and will continue to be used to pay expenses to keep the Company current in its SEC filings so that the Company may be used in the future for real estate transactions or sold to another company. Expenses, such as salaries and rent, have been eliminated. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow.

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

Note 3 – Marketable Securities

As of March 31, 2016, our marketable securities had a fair market value of $100 and was in the form of cash in an insured deposit account at the brokerage firm. During the three month period ended March 31, 2016, there were no transfers to the operating account from the brokerage firm and there was no interest income earned in the account at the brokerage firm.

During the three month period ended March 31, 2015, the Company transferred $10,000 to the operating account, which is shown as proceeds from the sale of marketable securities on the cash flow statement.

Note 4 – Convertible Notes Payable – Related Parties

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

Note 5 – Loss Per Share

Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three month periods ended March 31, 2016 and March 31, 2015 were 405,096. Common share equivalents of 2,602,898 as of March 31, 2016 include outstanding Class A Cumulative Convertible Preferred Shares (the “Class A Convertible Preferred Shares”), Class C Cumulative Convertible Preferred Shares (the “Class C Convertible Preferred Shares”), and convertible notes payable, and common share equivalents of 2,448,892 as of March 31, 2015 include outstanding Class A Convertible Preferred Shares and Class C Convertible Preferred Shares and are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

Note 6 – Fair Value Measurements

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Condensed Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value. No events occurred during the first three months of 2016 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Marketable Securities
March 31, 2016:
Cash Insured Deposits	$100

December 31, 2015:
Cash Insured Deposits	$100

The fair value of the marketable securities is based on the amount of cash in an insured deposit account at the brokerage firm.

Note 7 – Shareholders’ Equity (Deficit)

Our common shareholders, Preferred Class A shareholders, and Preferred Class C shareholders approved changes to our declaration of trust, as amended and restated, in March 2016. We presently have authority to issue up to 450,000,000 shares of beneficial interest, $0.01 par value per share, of which 400,000,000 are classified as common shares of beneficial interest, $0.01 par value per share and 50,000,000 are classified as preferred shares of beneficial interest, $0.01 par value per share. Of the 50,000,000 preferred shares of beneficial interest, 1,518,000 shares are designated as Class A Convertible Preferred Shares and 300,000 shares are designated as Class C Convertible Preferred Shares. Previously, we had authority to issue up to 110,000,000 shares of beneficial interest, $0.01 par value per share, of which 100,000,000 were classified as common shares of beneficial interest, $0.01 par value per share, and 10,000,000 were classified as preferred shares of beneficial interest, $0.01 par value per share, with 1,518,000 shares designated as Class A Convertible Preferred Shares and 300,000 shares designated as Class C Convertible Preferred Shares.

Note 8 – 2016 Equity Plan

At our annual shareholders meeting on March 23, 2016 (the “2016 Annual Meeting”), our shareholders approved the 2016 Equity Plan (“2016 Plan”).

The 2016 Plan provides that awards may be made in common shares of the Company or units in the Company’s operating partnership, which may be converted into common shares. Subject to adjustment as provided by the terms of the 2016 Plan, the maximum aggregate number of common shares with respect to which awards may be granted under the 2016 Plan is 57,870, which will be increased based on future issuances of common share and units of the operating partnership. The maximum aggregate number of common shares that may be issued under the 2016 Plan will be increased upon each issuance of common shares and units of the operating partnership by the Company (including issuances pursuant to the 2016 Plan) so that at any time the maximum number of shares that may be issued under the 2016 Plan shall equal 12.5% of the aggregate number of common shares and units of the operating partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company).

The Management, Organization and Compensation Committee (“Committee”) administers the 2016 Plan, except with respect to awards to non-employee trustees, for which the 2016 Plan will be administered by the board of trustees. Subject to the terms of the 2016 Plan, the Committee is authorized to select participants, determine the type and number of awards to be granted, determine and later amend (subject to certain limitations) the terms and conditions of any award, interpret and specify the rules and regulations relating to the 2016 Plan, and make all other determinations which may be necessary or desirable for the administration of the 2016 Plan. The 2016 Plan includes the types of awards for grants and the types of financial performance measures.

As of March 31, 2016, no grants were issued under the 2016 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Information

This report on Form 10-Q contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as previously filed SEC.

Overview

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”), formerly known as Paragon Real Estate Equity and Investment Trust, is a shell company (as defined in Rule 12b-2 of the Exchange Act) and a Maryland real estate investment trust primarily focused on maintaining its trust existence and Securities and Exchange Commission (“SEC”) reporting history to enable it, in the future, to raise additional capital and make real estate investments. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments.

As of March 31, 2016, the Company is a shell company current in its SEC filings, that may make future real estate investments or be sold to another company. There can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

Brief History

Pillarstone was formed on March 15, 1994 as a Maryland REIT. We operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company not meeting the qualifications to be a REIT under the Internal Revenue Code of 1986, as amended. In 2002, the Company discontinued the operations of the technology segment.

Recent Developments and Executive Overview

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The loan was made to allow the Company to maintain its existence as a shell company current in its SEC filings so that the Company may be used for future real estate transactions or sold to another company. Excess funds may be invested in marketable securities of other real estate companies depending on market conditions.

During the first quarter of 2016, the Company filed a definitive proxy statement containing five proposals for shareholder approval. The proposals included electing six trustees to three classes with terms expiring for each class in 2017, 2018, and 2019; amending and restating the declaration of trust; approving a new long-term equity incentive plan; approving in a non-binding advisory vote the compensation of the executive officers; and approving in a non-binding advisory vote the frequency of when future voting of the compensation of the executive officers would occur. At the annual shareholders meeting on March 23, 2016, all proposals were approved by the shareholders, including the frequency of every three years for future voting of the compensation of the executive officers. As part of the amended and restated declaration of trust, the name of the Company is being changed to “Pillarstone Capital REIT.”

After the proxy statement was filed and before the annual shareholders meeting, one of the trustees, Michael T. Oliver passed from a long term illness. Mr. Oliver joined the board of trustees in 2003 and served as Chairman of the Audit Committee. The Company sincerely appreciates the time that Mr. Oliver devoted to his responsibilities on the board and his expertise. After the annual shareholders meeting, the board reduced the number of members to five and expects to appoint a new trustee in the near future.

Results of Operations

The following is a discussion of our results of operations for the three month periods ended
March 31, 2016 and 2015 and financial condition, including:

●	Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the three month period ended March 31, 2016 compared to the three month period ended March 31, 2015.

●	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

●	Our primary sources and uses of cash for the three month periods ended March 31, 2016 and March 31, 2015, and how we intend to generate cash for long-term capital needs.

●	Our current income tax status.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

Comparison of the Three Month Periods Ended March 31, 2016 and 2015

Revenues from Operations

There was no revenue for the three month periods ended March 31, 2016 and 2015. This was the result of no operations or temporary investments in marketable securities.

Expenses from Operations

Total expenses, comprised of general and administrative expenses, increased $19,988 from $20,043 for the three month period ended March 31, 2015 to $40,031 for the three month period ended March 31, 2016. This increase is the result of costs of $12,446 for filing and mailing a definitive proxy statement in the first quarter of 2016, increased interest expense of $4,931 for the convertible notes payable issued November 20, 2015, increased accounting and legal expenses of $2,184, and increased other expenses of $427.

Loss from Operations and Net Loss Attributable to Common Shareholders

As a result of the above, the loss from operations and net loss attributable to common shareholders increased $19,988 from $20,043 for the three month period ended March 31, 2015 to $40,031 for the three month period ended March 31, 2016.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 3 included in our Annual Report on Form 10-K for the year ended December 31, 2015. The following section is a summary of certain aspects of those accounting policies that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our Condensed Consolidated Financial Statements.

Valuation Allowance of Deferred Tax Asset

Because we have not elected to be taxed as a REIT for federal income tax purposes, we account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At March 31, 2016, we have a net operating loss and at December 31, 2015, we had net operating loss carryforwards totaling approximately $2,575,000. While these losses created a deferred tax asset, a full valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2035.

We and our subsidiary are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and has not been separately stated due to its insignificance.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Presently, we are dependent on our existing cash, which was provided by loans of $197,780 from five trustees on our board of trustees in exchange for convertible notes payable in November 2015. The funds will be used for the Company to maintain its status as a shell company current in its SEC filings so that the Company may be used in the future for real estate transactions or sold to another company. We have kept the public entity available for value-added real estate opportunities, including (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Excess funds may be invested in marketable securities of other real estate companies depending on market conditions. Cash of $139,691 at March 31, 2016 is estimated to allow the Company to continue its SEC filings for the next two years.

To further conserve cash, in 2006 each trustee signed a restricted share agreement with the Company to receive a total of 12,500 restricted Class C Convertible Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The service period ending date and vesting period date for those agreements have been extended to September 30, 2016. Additionally, in 2006, James C. Mastandrea, our President, Chief Executive Officer, and Chairman of the board of trustees, signed a subscription agreement to purchase 44,444 restricted Class C Convertible Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Pillarstone until September 29, 2008. The service period ending date and vesting period date for this agreement have been extended to September 30, 2016, though the shares were fully amortized by the original date in 2008.

Cash Flows

As of March 31, 2016, our unrestricted cash resources were $139,691. We are dependent on our existing cash, loaned by five trustees on our board of trustees in exchange for convertible notes payable, to meet our liquidity needs because we do not have cash from operations to meet our operating requirements.

During the three months ended March 31, 2016, the Company’s cash balance decreased by $34,592 from $174,283 at December 31, 2015 to $139,691 at March 31, 2016. During the three months ended March 31, 2016, we used $34,592 to continue to maintain the Company as a shell company current in its SEC filings, including the filing and mailing of our definitive proxy statement filed in connection the 2016 Annual Meeting.

Future Obligations

Because the Company is a shell company that may be used in the future for real estate transactions or sold to another company, we have no cash from operations and have reduced our day-to-day overhead expenses and material future obligations. We have reduced overhead expenses by issuing stock for our CEO’s salary and trustee fees, placed our other employee on a part-time unpaid basis, and have not replaced employees who have left. We have eliminated our office space and rent, and reduced the use of outside consultants, negotiating discounts on or eliminated expenses wherever possible.

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions, as follows:

●	borrowings from new loans;

●	additional equity issuances of our common and preferred shares; and

●	proceeds from the sales of our real estate, a technology segment, and marketable securities.

Because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the trust entity and seeking additional investors. In 2006 and 2007, the Company received total payments of $500,000 from three independent trustees on our board of trustees in exchange for Class C Preferred Shares. In November 2015, five trustees on our board of trustees loaned to the Company $197,780 in exchange for convertible notes payable. These funds have been and continue to be used to maintain the Company as a shell company current in its SEC filings while it searches for and reviews other value added real estate opportunities. Excess funds may be invested in marketable securities of other real estate companies depending on market conditions.

Current Tax Status

At March 31, 2016, we have a net operating loss, and at December 31, 2015, we had net operating loss carryforwards totaling approximately $2,575,000. While the losses created a deferred tax asset, a full valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2035. In the event of a change of ownership of the Company, our ability (or the ability of any company that acquires or merges with us) to use our net operating loss carryforwards will be limited by federal tax regulations.

We, and our subsidiary, are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and has not been separately stated due to its insignificance.

Interest Rates and Inflation

We were not significantly affected by inflation during the periods presented in this report due primarily to the relative low nationwide inflation rates and the Company being a shell company with minimal expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Exchange Act as of March 31, 2016. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

There was no change during the three months ended March 31, 2016 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

* The following financial information of the Registrant for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

	By:	/s/ James C. Mastandrea
Date: May 13, 2016		James C. Mastandrea
Chief Executive Officer
(Principal executive officer)

PILLARSTONE CAPITAL REIT

	By:	/s/ John J. Dee
Date: May 13, 2016		John J. Dee
Chief Financial Officer
(Principal financial and accounting officer)