Form 10-Q
period 2016-09-30
PILLARSTONE CAPITAL REIT
filed 2016-10-24
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of the registrant’s Common Shares outstanding as of October 24, 2016, was 405,169.

FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

Pillarstone Capital REIT

Condensed Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash	$57,761	$174,283
Marketable securities	100	100
Other assets	3,706	9,952
Total Assets	$61,567	$184,335

Liabilities
Accounts payable and accrued expenses	$243,546	$14,010
Convertible notes payable – related parties	197,780	197,780
Accrued interest payable	17,123	2,276
Total Liabilities	458,449	214,066

Commitments and Contingencies

Shareholders’ Deficit
Preferred A Shares – $0.01 par value per share; 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding as of September 30, 2016, 10,000,000 authorized: 258,236 Class A cumulative convertible shares issued and outstanding as of December 31, 2015, $10.00 per share liquidation preference	2,566	2,583
Preferred C Shares – $0.01 par value per share; 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding as of September 30, 2016 and December 31, 2015, $10.00 per share liquidation preference	2,444	2,444
Common Shares - $0.01 par value per share; 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding as of September 30, 2016, 100,000,000 authorized: 443,226 shares issued and 405,096 outstanding as of December 31, 2015	4,052	4,051
Additional paid-in capital	28,146,987	28,146,971
Accumulated deficit	(27,752,196)	(27,385,045)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)
Total Shareholders’ Deficit	(396,882)	(29,731)
Total Liabilities and Shareholders’ Deficit	$61,567	$184,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT
Condensed Consolidated Statements of Operations

(unaudited)

	For the nine months ended September 30,
	2016	2015

Revenues
Interest/dividend income	$—	$—
Total revenues	—	—
Expenses
General and administrative	352,305	41,807
Interest	14,847	—
Total expenses	367,152	41,807
Income (loss) from operations	(367,152)	(41,807)
Net income (loss) attributable to common shareholders	(367,152)	(41,807)
Net income (loss) attributable to common shareholders per Common Share: basic and diluted	$(.91)	$(.10)
Weighted average number of Common Shares outstanding: basic and diluted	405,127	405,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT
Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,
	2016	2015

Revenues
Interest/dividend income	$—	$—
Total revenues	—	—
Expenses
General and administrative	247,278	11,078
Interest	4,985	—
Total expenses	252,263	11,078
Income (loss) from operations	(252,263)	(11,078)
Net income (loss) attributable to common shareholders	(252,263)	(11,078)
Net income (loss) attributable to common shareholders per Common Share: basic and diluted	$(.62)	$(.03)
Weighted average number of Common Shares outstanding: basic and diluted	405,169	405,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT
Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(367,152)	$(41,807)
Net change in operating assets and liabilities:
Other assets	6,247	6,617
Accounts payable and accrued expenses	244,383	6,206
Net cash from (used in) continuing operations	(116,522)	(28,984)

Cash flows from investing activities:
Cash used for the purchase of marketable securities	—	—
Proceeds from the sale of marketable securities	—	19,278
Net cash from (used for) investing activities	—	19,278

Cash flows from financing activities:
Net cash from (used for) financing activities	—	—

Net increase (decrease) in cash	(116,522)	(9,706)
Cash
Beginning of period	174,283	10,726
(End of period	$57,761	$1,020

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

Note 2 – Basis of Presentation

Condensed Consolidated Financial Statement Presentation

We have prepared the condensed consolidated financial statements without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the included disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of September 30, 2016, the results of our operations for the nine month periods ended September 30, 2016 and 2015 and the three month periods ended September 30, 2016 and 2015, and of our cash flows for the nine month periods ended September 30, 2016 and 2015 have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. For further information, please see our consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 5, 2016 (the “2015 Form 10-K”).

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

At September 30, 2016, our cash in the operating account was $57,761. In November 2015, we issued convertible notes payable for proceeds of $197,780, which have been and will continue to be used to pay expenses to keep the Company current in its SEC filings and to do due diligence on potential acquisitions. The Company expects that the due diligence costs incurred will be included in any potential transaction and reimbursed to the Company through the structure of the transaction. If we are unable to complete a potential transaction using this structure, the Company has other sources of raising funds, including additional debt and equity, to cover the due diligence costs and to continue its SEC filings for the next twelve months. Other expenses, such as salaries and rent, have been eliminated. Our ability to continue as a going concern will be dependent upon acquiring assets to generate cash flow.

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

Note 3 – Marketable Securities

As of September 30, 2016, our marketable securities had a fair market value of $100 and was in the form of cash in an insured deposit account at the brokerage firm. During the nine month period ended September 30, 2016, there were no transfers to the operating account from the brokerage firm and there was no interest income earned in the account at the brokerage firm.

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

Note 5 – Loss Per Share

Net loss per weighted average common share outstanding—basic and diluted are computed based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the nine month period ended September 30, 2016 was 405,127 and for the nine month period ended September 30, 2015 was 405,096. The weighted average number of common shares outstanding for the three month period ended September 30, 2016 was 405,169 and for the three month period ended September 30, 2015 was 405,096. Common share equivalents of 2,610,275 as of the nine month period ended September 30, 2016 include outstanding Class A Cumulative Convertible Preferred Shares (the “Preferred Class A Shares”), Class C Cumulative Convertible Preferred Shares (the “Preferred Class C Shares”), and convertible notes payable. Common share equivalents of 2,448,892 as of the nine month period ended September 30, 2015 include outstanding Preferred Class A Shares and Preferred Class C Shares, The common share equivalents are not included in net loss per weighted average common share outstanding—diluted as they would be anti-dilutive.

Note 6 – Shareholders’ Equity (Deficit)

At our annual shareholders meeting held on March 23, 2016 (the “2016 Annual Meeting”) our shareholders approved changes to our declaration of trust, as amended and restated, in March 2016. We presently have authority to issue up to 450,000,000 shares of beneficial interest, $0.01 par value per share, of which 400,000,000 are classified as common shares of beneficial interest, $0.01 par value per share and 50,000,000 are classified as preferred shares of beneficial interest, $0.01 par value per share. Of the 50,000,000 preferred shares of beneficial interest, 1,518,000 shares are designated as Preferred Class A Shares and 300,000 shares are designated as Preferred Class C Shares.

On June 3, 2016, 1,600 Class A preferred shares were converted into 73 common shares, at a conversion rate of 0.046 common shares for each preferred share.

Note 7 – 2016 Equity Plan

At the 2016 Annual Meeting, our shareholders approved the 2016 Equity Plan (“2016 Plan”).

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

As of September 30, 2016, no grants were issued under the 2016 Plan.

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of the 2015 Form 10-K.

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

As of September 30, 2016, the Company is a shell company current in its SEC filings, that may make future real estate investments or be sold to another company. While the Company has initiated due diligence for acquisition opportunities, there can be no assurance that we will be able to close a transaction or keep the Company currently filed with the SEC. Even if our management is successful in closing a transaction, investors may not value the transaction or the current filing status with the SEC in the same manner as we did, and investors may not value the transaction as they would value other transactions or alternatives. Failure to obtain external sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The loan was made to allow the Company to maintain its existence as a shell company current in its SEC filings so that the Company may be used for future real estate transactions or sold to another company. Excess funds may be invested in marketable securities of other real estate companies depending on market conditions. In the second and third quarters of 2016, we incurred $291,910 for due diligence costs to analyze acquisition opportunities and legal fees for reorganizing the corporate structure.

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

Results of Operations

The following is a discussion of our results of operations for the nine month periods ended September 30, 2016 and 2015 and financial condition, including:

●	Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the nine month period ended September 30, 2016 compared to the nine month period ended September 30, 2015.

●	Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015.

●	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

●	Our primary sources and uses of cash for the nine month periods ended September 30, 2016 and September 30, 2015, and how we intend to generate cash for long-term capital needs.

●	Our current income tax status.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere herein.

Comparison of the Nine Month Periods Ended September 30, 2016 and 2015

Revenues from Operations

There was no revenue for the nine month periods ended September 30, 2016 and 2015. This was the result of no operations or temporary investments in marketable securities.

Expenses from Operations

Total expenses, comprised of general and administrative expenses and interest expense increased $325,345 from $41,807 for the nine month period ended September 30, 2015 to $367,152 for the nine month period ended September 30, 2016. This increase is the result $291,910 costs incurred to analyze potential acquisitions and legal fees for reorganizing the corporate structure, $12,814 for filing and mailing a definitive proxy statement in the first quarter of 2016, increased interest expense of $14,847 for the convertible notes payable issued November 20, 2015, increased accounting expenses of $3,675, increased transfer agent and SEC filing fees of $1,806, and increased other expenses of $293.

Loss from Operations and Net Loss Attributable to Common Shareholders

As a result of the above, the loss from operations and net loss attributable to common shareholders increased $325,345 from $41,807 for the nine month period ended September 30, 2015 to $367,152 for the nine month period ended September 30, 2016.

Comparison of the Three Month Periods Ended September 30, 2016 and 2015

Revenues from Operations

There was no revenue for the three month periods ended September 30, 2016 and 2015. This was the result of no operations or temporary investments in marketable securities.

Expenses from Operations

Total expenses, comprised of general and administrative expenses and interest expense, increased $241,185 from $11,078 for the three month period ended September 30, 2015 to $252,263 for the three month period ended September 30, 2016. This increase is the result of $234,902 of costs incurred to analyze potential acquisitions and legal fees for reorganizing the corporate structure, increased interest expense of $4,985 for the convertible notes payable issued November 20, 2015, increased accounting expenses of $500, increased transfer agent and SEC filing fees of $689 and increased other expenses of $109.

Loss from Operations and Net Loss Attributable to Common Shareholders

As a result of the above, the loss from operations and net loss attributable to common shareholders increased $241,185 from $11,078 for the three month period ended September 30, 2015 to $252,263 for the three month period ended September 30, 2016.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 3 to our Consolidated Financial Statements included in the 2015 Form 10-K. The following section is a summary of certain aspects of those accounting policies that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our Condensed Consolidated Financial Statements.

Valuation Allowance of Deferred Tax Asset

Because we have not elected to be taxed as a REIT for federal income tax purposes, we account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At September 30, 2016, we have a net operating loss and at December 31, 2015, we had net operating loss carryforwards totaling approximately $2,575,000. While these losses created a deferred tax asset, a full valuation allowance was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards that will expire in varying amounts through the year 2035.

We and our subsidiary are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and has not been separately stated due to its insignificance.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. Presently, we are dependent on our existing cash, which was provided by loans of $197,780 from five trustees on our board of trustees in exchange for convertible notes payable in November 2015. The funds have been and continue to be used for the Company to maintain its status as a shell company current in its SEC filings so that the Company may be used in the future for real estate transactions or sold to another company. We have kept the public entity available for value-added real estate opportunities, including (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Excess funds may be invested in marketable securities of other real estate companies depending on market conditions. Cash of $57,761 at September 30, 2016 is being used to continue the Company’s SEC filings and to do due diligence for potential acquisitions. The Company expects that the due diligence costs incurred will be included in any potential transaction and reimbursed to the Company through the structure of the transaction. If we are unable to complete a potential transaction using this structure, the Company has other sources of raising funds, including additional debt and equity, to cover the due diligence costs and to continue its SEC filings for the next twelve months.

To further conserve cash, in 2006 each trustee signed a restricted share agreement with the Company to receive a total of 12,500 restricted Preferred Class C Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. Additionally, in 2006, James C. Mastandrea, our President, Chief Executive Officer, and Chairman of the board of trustees, signed a subscription agreement to purchase 44,444 restricted Preferred Class C Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Pillarstone Capital until September 29, 2008. The shares for the trustees’ services and Mr. Mastnadrea’s services vest upon the latest to occur of a public offering by the Company sufficient to liquidate these shares, or an exchange of the Company’s shares for new shares, or September 29, 2008. The shares were fully amortized by the original date in 2008.

Cash Flows

As of September 30, 2016, our unrestricted cash resources were $57,761. We are dependent on our existing cash, loaned by five trustees on our board of trustees in exchange for convertible notes payable, to meet our liquidity needs because we do not have cash from operations to meet our operating requirements.

During the nine months ended September 30, 2016, the Company’s cash balance decreased by $116,522 from $174,283 at December 31, 2015 to $57,761 at September 30, 2016. During the nine months ended September 30, 2016, we used $116,522 to continue to maintain the Company as a shell company current in its SEC filings, including the filing and mailing of our definitive proxy statement filed in connection the 2016 Annual Meeting, to initiate due diligence for acquisition opportunities, and to reorganize the corporate structure.

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

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions, as follows:

●	borrowings from new loans and

●	additional equity issuances of our common and preferred shares.

Because our unrestricted cash is not sufficient to allow us to continue operations, we have been reviewing other alternatives, including selling the trust entity and seeking additional investors. In 2006 and 2007, the Company received total payments of $500,000 from three independent trustees on our board of trustees in exchange for Preferred Class C Shares. In November 2015, five trustees on our board of trustees loaned the Company $197,780 in exchange for convertible notes payable. These funds have been and continue to be used to maintain the Company as a shell company current in its SEC filings and to do due diligence in 2016 on potential acquisitions. Excess funds may be invested in marketable securities of other real estate companies depending on market conditions.

Current Tax Status

At September 30, 2016, we have a net operating loss, and at December 31, 2015, we had net operating loss carryforwards totaling approximately $2,575,000. While the losses created a deferred tax asset, a full valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards that will expire in varying amounts through the year 2035. In the event of a change of ownership of the Company, our ability (or the ability of any company that acquires or merges with us) to use our net operating loss carryforwards will be limited by federal tax regulations.

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

ITEM 4. CONTROLS AND PROCEDURES

James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Exchange Act as of September 30, 2016. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

There was no change during the nine months ended September 30, 2016 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

* The following financial information of the Registrant for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

	By:	/s/ James C. Mastandrea
Date: October 24, 2016		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

	By:	/s/ John J. Dee
Date: October 24, 2016		John J. Dee Chief Financial Officer (Principal financial and accounting officer)