Form 10-K
period 2016-12-31
PILLARSTONE CAPITAL REIT
filed 2017-03-22
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-15409
______________________________

PILLARSTONE CAPITAL REIT

(Exact Name of Registrant as Specified in Its Charter)

Maryland	39-6594066
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

2600 South Gessner, Suite 555, Houston, Texas	77063
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (832) 810-0100
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares of Beneficial Interest, par value $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common shares held by nonaffiliates of the registrant as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $448,845 based on the closing price of $2.50 per common share on the over-the-counter bulletin board on that date.
As of March 15, 2017, the Registrant had issued 443,299 common shares of beneficial interest and had 405,169 shares outstanding after deducting 38,130 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 .

PILLARSTONE CAPITAL REIT
FORM 10-K
Year Ended December 31, 2016

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	12

	SIGNATURES.	15

Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Pillarstone Capital REIT and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto in this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K include:

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes;

•	adverse economic conditions in Texas;

•	adverse changes in governmental rules and fiscal policies;

•	increases in interest rates and operating costs;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	our inability to renew tenants or obtain new tenants upon the expiration of existing leases; and

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.

In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:

•	our cash resources are limited;

•	we have a history of losses;

•	we have not raised funds through a public equity offering;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares;

•	we are dependent on a small number of key senior professionals who are part-time employees; and

•	we currently do not plan to distribute dividends to the holders of our shares.

PART I

Item 1. Business.

Company Overview
Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a real estate investment trust (“REIT”) or a real estate operating company and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.
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
From 2003 through 2006, we pursued a value-added business plan primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. In 2006, the Company did not complete a public offering for a portfolio acquisition due to market conditions, and consequently, was not able to meet the listing requirements of the former American Stock Exchange (“Amex”). Accordingly, Pillarstone’s common shares were delisted from the Amex and commenced being quoted on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and on the pink sheets under the symbol “PRLE”.
From 2006 until December 2016, the Company continued its existence as a corporate shell filing its quarterly and annual reports with the Securities and Exchange Commission ("SEC") so that it could be used for future real estate transactions. During this time, the Company was funded by the trustees who contributed $500,000 in exchange for 125,000 Class C Convertible Preferred Shares and $197,780 in exchange for convertible notes payable. In 2016, the shareholders of Pillarstone approved changing the Company's name from Paragon Real Estate Equity and Investment Trust to Pillarstone Capital REIT.
Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of December 31, 2016, we owned 18.6% of the outstanding equity in Pillarstone OP.
On December 8, 2016, Pillarstone and Pillarstone OP entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP. Pursuant to the terms of the Contribution Agreement, Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”, and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own fourteen real estate assets (the “Real Estate Assets” and, together with the Entities, the “Property”) for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP, consisting of (a) approximately $15.5 million of Whitestone OP’s liability under that certain Amended and Restated Credit Agreement, dated as of November 7, 2014, as amended, among the Bank of Montreal, as Administrative Agent (the “Agent”), the lenders party thereto, BMO Capital Markets, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bank, National Association, Whitestone OP, as borrower, and Whitestone and certain subsidiaries of Whitestone OP, as guarantors (as amended, the “Whitestone Credit Facility”); (b) an approximately $16.3 million promissory note (the “Whitestone Uptown Tower Promissory Note”) of Uptown Tower issued under that certain Loan Agreement, dated as of September 26, 2013, (as amended, the “Whitestone Uptown Tower Loan Agreement” and, together with the Whitestone Uptown Tower Promissory Note, the “Whitestone Uptown Tower Loan Documents”) between Uptown Tower, as borrower, and U.S. Bank National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender, and (c) an approximately $34.1 million promissory note (the “Whitestone Industrial-Office Promissory Note”) of Industrial-Office issued under that certain Loan Agreement, dated as of November 26, 2013 (the “Whitestone Industrial-Office Loan Agreement” and, together with the Whitestone Industrial-Office Promissory

Note, the “Whitestone Industrial-Office Loan Documents”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Acquisition”).

Pursuant to the Contribution Agreement, Pillarstone has agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act of 1933, as amended (the “Securities Act”), the issuance of the common shares of beneficial interest in Pillarstone (the “Common Shares”) that may be issued upon redemption of the OP Units issued pursuant to each of the Contribution Agreement and the OP Unit Purchase Agreement (as defined below) and the offer and resale of such Common Shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit.

In connection with the Acquisition, (1) with respect to each Real Estate Asset (other than the Real Property Asset owned by Uptown Tower), Whitestone TRS, Inc. (“Whitestone TRS”), a subsidiary of Whitestone, entered into a Management Agreement with the Entity that owns such Real Estate Asset and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Real Estate Asset (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Real Estate Asset in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Real Estate Asset and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective Real Estate Asset based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Real Estate Asset. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

As a result of the Acquisition, Whitestone OP owns approximately 81.4% of the outstanding equity in Pillarstone OP. We account for Pillarstone OP on our financial statements using the equity method.

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

Employees

As of March 1, 2017, the Company has two part-time employees.

Reports to Security Holders
We file or furnish with the SEC pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, proxy statements with respect to meetings of our shareholders, as well as Reports on Forms 3, 4 and 5 regarding our officers, trustees or 10% beneficial owners. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website address is http://www.sec.gov. Copies of our Audit Committee Charter, Management, Organization and Compensation Committee Charter, Nominating Committee Charter, and Code of Conduct and Ethics are available free of charge through our website (www.pillarstone-capital.com). In the event of any changes to these documents, revised copies will also be made available on our website. Materials on our website are not part of our Annual Report on Form 10-K. The contents of these websites are not incorporated into this filing.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General Physical and Economic Attributes

Pursuant to the Contribution Agreement, Pillarstone, through Pillarstone OP, acquired an investment portfolio consisting of the Real Estate Assets as described in Item 1. The following table sets forth certain information relating to each of our properties owned as of December 31, 2016.

Pillarstone Capital REIT
Real Estate Assets
As of December 31, 2016

Community Name	Location	Year Built/ Renovated	GLA	Percent Occupied at 12/31/2016	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
9101 LBJ Freeway	Dallas	1985	125,874	84%	$1,445	$13.67	$12.90
Corporate Park Northwest	Houston	1981	174,359	82%	1,656	11.58	11.66
Corporate Park West	Houston	1999	175,665	82%	1,561	10.84	10.59
Corporate Park Woodland	Houston	2000	99,937	94%	956	10.18	10.49
Corporate Park Woodland II	Houston	2000	16,220	95%	227	14.73	14.34
Dairy Ashford	Houston	1981	42,902	29%	102	8.20	8.28
Holly Hall Industrial Park	Houston	1980	90,000	91%	739	9.02	8.30
Holly Knight	Houston	1984	20,015	85%	332	19.51	18.93
Interstate 10 Warehouse	Houston	1980	151,000	88%	571	4.30	4.46
Main Park	Houston	1982	113,410	78%	664	7.51	7.39
Plaza Park	Houston	1982	105,530	61%	541	8.40	8.54
Uptown Tower	Dallas	1982	253,981	77%	3,088	15.79	17.48
Westbelt Plaza	Houston	1978	65,619	82%	495	9.20	9.09
Westgate Service Center	Houston	1984	97,225	87%	592	7.00	7.39

Total / Weighted Average			1,531,737	81%	$12,969	$10.45	$10.64

(1)
Calculated as the tenant's actual December 31, 2016 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2016. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles in the United States ("GAAP"), historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2016 equaled approximately $53,000 for the month ended December 31, 2016.

(2)	Calculated as annualized base rent divided by gross leasable area ("GLA") leased as of December 31, 2016. Excludes vacant space as of December 31, 2016.

(3)
Represents (i) the contractual base rent for leases in place as of December 31, 2016, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2016.

Item 3.  Legal Proceedings.

We may from time to time become a party to legal proceedings and claims that arise in the ordinary course of our business.  These matters are generally covered by insurance.  While the frequency and resolutions of any such matters cannot be predicted with certainty, we believe that occurrence and outcomes of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our Common Shares are quoted on the OTC Bulletin Board and on the pink sheets with the symbol "PRLE". The number of holders of record of our Common Shares was 107 as of March 15, 2017, and we estimate we have approximately 300 beneficial holders of Common Shares as of that date. As of March 15, 2017, we had 405,169 Common Shares of beneficial interest outstanding.

Our Class A Cumulative Convertible Preferred Shares ("Class A Preferred Shares") are quoted on the OTC Bulletin Board with the symbol "PRLEP". The number of holders of record of our Class A Preferred Shares is two. Class A Preferred shareholders have the right to convert their shares into Common Shares, as follows: 95,226 Class A Preferred Shares are each convertible into 0.046 Common Shares and 161,410 Class A Preferred Shares are each convertible into 0.305 Common Shares.

Our Class C Convertible Preferred Shares were issued effective September 29, 2006 to the trustees of the Company who contributed cash and/or services for these shares. The Class C Convertible Preferred Shares are not quoted on an exchange or the OTC Bulletin Board.

The following table sets forth the quarterly high and low sale prices per share of our Common Shares for the years ended December 31, 2016 and 2015 as reported on the OTC Bulletin Board. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

For the Year Ended December 31, 2016	High	Low

First Quarter	$3.00	$1.40
Second Quarter	$3.00	$1.76
Third Quarter	$2.50	$2.00
Fourth Quarter	$5.25	$1.75

For the Year Ended December 31, 2015	High	Low

First Quarter	$2.00	$1.25
Second Quarter	$1.85	$1.50
Third Quarter	$1.80	$1.60
Fourth Quarter	$1.70	$1.01

On March 15, 2017, the closing price of our Common Shares reported on the OTC Bulletin Board was $4.05 per share.

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

Preferred Share Conversions

During 2016, 1,600 preferred shares were converted into 73 Common Shares.

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities in 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone Capital REIT Operating Partnership, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of December 31, 2016, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and Whitestone OP owned approximately 81.4% of the outstanding equity in Pillarstone OP. We account for Pillarstone OP on our financial statements using the equity method.

As of December 31, 2016, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

Brief History

Pillarstone was formed on March 15, 1994 as a Maryland REIT. The Company operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company not meeting the qualifications to be a REIT under the Code. In 2002, the Company discontinued the operations of the technology segment, and from 2003 through 2006, pursued a value-added business plan primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding.

Recent Developments and Executive Overview

During most of 2016, the Company existed as a corporate shell current in its SEC filings.

On December 8, 2016, Pillarstone and Pillarstone OP entered into the Contribution Agreement with Whitestone OP, a subsidiary and the operating partnership of Whitestone, both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries: CP Woodland; Industrial-Office; Whitestone Offices; and Uptown Tower that own the Real Estate Assets for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP.
As a result of the Acquisition, Whitestone OP owns approximately 81.4% of the outstanding equity in Pillarstone OP. We account for Pillarstone OP on our financial statements using the equity method.

Results of Operations

The following is a discussion of our results of operations and comprehensive income for the years ended December 31, 2016 and 2015 and financial condition, including:

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2016 compared to the year ended December 31, 2015.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the year ended December 31, 2016, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

Comparison of the years ended December 31, 2016 and 2015

Revenues from Operations

Total revenues remained flat at $0 for the year ended December 31, 2016 and 2015. During 2015 and through December 7, 2016, the Company existed as a shell corporation with no revenue producing activities. Historically, the Company's only revenues consisted of interest income from equity securities. As of December 31, 2016 and 2015, we held no equity securities and our decision to invest in equity securities on a temporary basis in 2017 is dependent on market conditions and the availability of cash to invest. Accordingly, we anticipate nominal revenue in 2017.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, increased $444,486, from $67,271 for the year ended December 31, 2015 to $511,757 for the year ended December 31, 2016. This net increase is due to increases in legal fees of $369,323, accounting fees of $2,765, other professional fees of $57,040, miscellaneous fees of $1,555 and interest expense of $17,556 offset by decreased SEC filing charges and transfer agent fees of $3,753. The aforementioned increases in expenses occurred primarily as a result of the preparation and execution of the Contribution Agreement and other transaction documents executed in connection with the Acquisition.
Loss from operations

As a result of the above, the loss from operations increased $444,486 from $67,271 for the year ended December 31, 2015 to $511,757 for the year ended December 31, 2016.

Equity in income of Pillarstone OP

The increase of $14,776 in equity in income of Pillarstone OP occurred as a result of the Contribution Agreement entered into on December 8, 2016 whereby Pillarstone purchased an 18.6% interest in Pillarstone OP. As Pillarstone accounts for this interest purchased as an equity method investment, Pillarstone recognizes a portion of Pillarstone OP's income and loss in its financial statements. There was no comparable equity method investment held by Pillarstone in the year ended December 31, 2015.

Net loss attributable to Common Shareholders

Based on the above, the net loss attributable to common shareholders increased $429,710 from $67,271 for the year ended December 31, 2015 to $496,981 for the year ended December 31, 2016.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. During 2015 and 2016, we were dependent on cash provided by loans in 2015 of $197,780 from five trustees on our board of trustees in exchange for convertible notes payable. The funds were utilized for due diligence costs incurred in connection with the development and execution of the Contribution Agreement and other transaction documents executed in connection with the Acquisition as well as maintaining the Company's status as a smaller reporting company current in its quarterly and annual financial statement filings with the SEC. We have kept the public entity available for value-added real estate opportunities, including (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

Cash Flows

As of December 31, 2016, our unrestricted cash resources were $7,445. During 2016, we were dependent on cash loaned during 2015 by five trustees on our board of trustees in exchange for convertible notes payable, to meet our liquidity needs because we did not have cash from operations to meet our operating requirements. During 2017 and future years, we will be dependent on cash distributions from Pillarstone OP generated through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs.

During the year ended December 31, 2016, the Company's cash balance decreased by $166,838 from $174,283 at December 31, 2015 to $7,445 at December 31, 2016. During 2016, we had no cash investing or financing activities. Cash of $166,838 was used primarily for due diligence expenses in connection with preparing and executing the Contribution Agreement and other transaction documents executed in connection with the Acquisition.

Cash used for continuing operations included general and administrative costs, primarily for legal and professional costs associated with consummating the Contribution Agreement and other transaction documents executed in connection with the Acquisition, and for keeping Pillarstone current in its SEC filings so that it may be used for additional real estate transactions or sold to another company.

Future Obligations

The Company does not directly participate in any revenue generating activities, and as such, we currently have no cash from operations and have reduced our day-to-day overhead expenses and material future obligations. However, during December 2016, the Company, through the Contribution Agreement and its resulting 18.6% equity investment in Pillarstone OP, became a party to income generating activities. Until the time that this investment results in cash distributions to the Company, we maintain reduced overhead expenses by issuing shares for our CEO’s salary and trustee fees, retaining the only other employee on a part-time unpaid basis, and not replacing employees who have left. We have also reduced the use of outside consultants, and negotiated discounts on or eliminated other expenses wherever possible.

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions, as follows:

•	borrowings from new loans;

•	additional equity issuances of our common and preferred shares; and

•	proceeds from the sales of our real estate, a technology segment, and marketable securities.

From 2006 until December 2016, the Company continued its existence as a corporate shell filing its quarterly and annual reports with the SEC so that it could be used for future real estate transactions or sold to another company. During this time, the Company was funded by the trustees who contributed $500,000 in exchange for 125,000 Class C Convertible Preferred Shares and $197,780 in exchange for convertible notes payable.

Subsequent to the Acquisition through which Pillarstone OP acquired the Real Estate Assets, Pillarstone intends to develop strategies for the properties in order to create value for the enterprise and our shareholders. As part of the Acquisition, Pillarstone OP and Whitestone OP have agreed that Pillarstone OP may require Whitestone OP to purchase up to an aggregate of $3.0 million of additional OP Units from Pillarstone OP at $1.331 per unit over a two year period. To implement the strategy to create value with the Real Estate Assets, additional capital will need to be raised.

Current Tax Status

At December 31, 2016, we have net operating loss carryforwards of $2,670,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036. In the event of a change of ownership of the Company, our ability (or the ability of any company that acquires or merges with us) to use our net operating loss carryforwards will be limited by federal tax regulations.

We and our subsidiary are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Interest Rates and Inflation

Interest rates fell during 2008 as the Federal Reserve Bank lowered the discount rate which remained low through 2016. Due to record low interest rates, capital markets were generally not accessible by small real estate companies like Pillarstone from 2009 through 2011, and debt financing was only available to larger creditworthy companies. Financial institutions tightened financial covenant tests, decreased loan-to-value ratios, and charged higher fees for loans, which has reduced the number of real estate transactions. While credit markets have been more active since 2013, Pillarstone has not participated in any transactions to raise capital.

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

Application of Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which require us to make certain estimates and assumptions. The following section is a summary of certain estimates that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements.
Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2016, we had net operating loss carryforwards totaling $2,670,000.

While these losses created a deferred tax asset of $915,000, a valuation allowance of $915,000 was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036. Pursuant to current Code regulations, we will be limited to using $724,000 of the prior net operating losses of $11,406,000, and these same regulations also limit the amount of loss used in any one year. Additionally, use of our net operating loss carryforwards will be limited in the event of a change in ownership of the Company.

Item 8.  Financial Statements and Supplementary Data.

The required audited consolidated financial statements of the Company are included herein commencing on page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously disclosed in the Company's Current Report on Form 8-K filed on January 20, 2017, upon the recommendation of the Company’s Audit Committee, our board of trustees dismissed Boulay PLLP (“Boulay”) as the Company’ independent registered public accounting firm and engaged Pannell Kerr Forster of Texas, P. C. (“PKF”) as the Company’s independent registered public accounting firm, beginning with the period ended December 31, 2016.

During the Company’s fiscal years ended December 31, 2015 and 2016 and through January 19, 2017 (the "Engagement Date") (1) there were no disagreements with Boulay on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Boulay, would have caused Boulay to make reference to the matter in its reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2014 and December 31, 2015 and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Exchange Act.

During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Company nor anyone on its behalf consulted PKF regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our principal executive officer and principal financial officer each concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.
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
Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the COSO (the Committee of Sponsoring Organizations) 2013 framework of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in the fourth fiscal quarter of 2016 in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number	Exhibit Description
2.1
Additional Contribution Agreement between the Company and Paragon Real Estate Development, LLC (filed as Exhibit 2.7 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference)

2.2
Amendment to Additional Contribution Agreement between the Company, the Board of Trustees and each Trustee individually dated September 29, 2006. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of the Declaration of Trust of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 29, 2016 and incorporated herein by reference)

3.2
Third Amended and Restated Amendment No. 2 to the Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.1	Employment Agreement of James C. Mastandrea (filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)
10.2	Employment Agreement of John J. Dee (filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)
10.3	Restricted Share Agreement of James C. Mastandrea (filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)
10.4	Restricted Share Agreement of John J. Dee (filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)
10.5
Form of Restricted Share Agreement for Trustees dated September 26, 2006 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference) (1)

10.6	2004 Share Option Plan of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on July 23, 2004 and incorporated herein by reference)
10.7
Stock Subscription Agreement between James C. Mastandrea and the Company dated as of September 29, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.8
Form of Stock Subscription Agreement between Investors and the Company dated as of September 29, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.9
Modification Agreement between the Company and John J. Dee dated April 3, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

10.10
Modification Agreement between the Company and James C. Mastandrea dated April 3, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2006 and incorporated herein by reference)

10.11
Form of First Amendment to Restricted Share Agreement for Trustees dated September 25, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.12
First Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 25, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.13
Form of Second Amendment to Restricted Share Agreement for Trustees dated September 21, 2009 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.14
Second Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 21, 2009 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.15
Form of Third Amendment to Restricted Share Agreement for Trustees dated September 28, 2010 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.16
Third Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2010 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

Exhibit Number	Exhibit Description
10.17
Form of Fourth Amendment to Restricted Share Agreement for Trustees dated September 29, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.18
Fourth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 29, 2011 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.19
Form of Fifth Amendment to Restricted Share Agreement for Trustees dated September 28, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.20
Fifth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.21
Form of Sixth Amendment to Restricted Share Agreement for Trustees dated September 30, 2013 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

10.22
Sixth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2013 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

10.23
Form of Seventh Amendment to Restricted Share Agreement for Trustees dated September 30, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.24
Seventh Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2014 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.25
Form of Eighth Amendment to Restricted Share Agreement for Trustees dated September 30, 2015 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference)

10.26
Eighth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference)

10.27
Contribution Agreement among Whitestone REIT Operating Partnership, Pillarstone Capital REIT Operating Partnership LP and the Company dated December 8, 2016 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.28
OP Unit Purchase Agreement among Whitestone REIT Operating Partnership, Pillarstone Capital REIT Operating Partnership LP and the Company dated December 8, 2016 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.29
Tax Protection Agreement among Whitestone REIT Operating Partnership, Pillarstone Capital REIT Operating Partnership LP and the Company dated December 8, 2016 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.30
Amended and Restated Limited Partnership Agreement of Pillarstone Capital REIT Operating Partnership LP, dated December 8, 2016 (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.31	Form of Management Agreement dated December 8, 2016 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)
10.33
Second Amendment to Amended and Restated Credit Agreement, Joinder and Reaffirmation of Guaranties, dated December 8, 2016, among Whitestone REIT Operating Partnership, L.P., Whitestone REIT, Pillarstone Capital REIT Operating Partnership LP, et al., as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.34
Limited Guaranty, dated December 8, 2016, between Pillarstone Capital REIT Operating Partnership LP and Bank of Montreal, as Administrative Agent (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.35
Loan Agreement, dated September 26, 2013, by and between Whitestone Uptown Tower, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as amended (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.36
Promissory Note by Whitestone Uptown Tower, LLC to Morgan Stanley Mortgage Capital Holdings LLC, dated September 23, 2013 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

Exhibit Number	Exhibit Description
10.37
Loan Agreement, dated November 26, 2013, by and between Whitestone Industrial-Office LLC and Jackson National Life Insurance Company (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.38
Fixed Rate Promissory Note by Whitestone Industrial-Office LLC to Jackson National Life Insurance Company, dated November 26, 2013 (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (2)
31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (2)
32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)
99.1	Consolidated Financial Statements of Pillarstone Capital REIT Operating Partnership LP as of December 31, 2016 and for the period September 23, 2016 (Inception) to December 31, 2016 (2)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* The following financial information of the Registrant for the years ended December 31, 2016 and 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

(1)	Indicates a management contract or compensatory plan or arrangement

(2)	Filed or furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT
Date:	March 22, 2017	By:	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO

PILLARSTONE CAPITAL REIT
Date:	March 22, 2017	By:	/s/ John J. Dee
John J. Dee, CFO

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John J. Dee, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to by done by virtue hereof.

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

Signature	Title	Date

/s/ James C. Mastandrea James C. Mastandrea	Trustee, Chief Executive Officer and President	March 22, 2017
(Principal Executive Officer)

/s/ John J. Dee John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	March 22, 2017
(Principal Finance and Principal Accounting Officer)

/s/ Daryl J. Carter Daryl J. Carter	Trustee	March 22, 2017

/s/ Daniel G. DeVos Daniel G. DeVos	Trustee	March 22, 2017

/s/ Paul T. Lambert Paul T. Lambert	Trustee	March 22, 2017

/s/ Dennis H. Chookaszian Dennis H. Chookaszian	Trustee	March 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Pillarstone Capital REIT:
We have audited the accompanying consolidated balance sheet of Pillarstone Capital REIT and subsidiary (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for the year ended December 31, 2016. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pillarstone Capital REIT and subsidiary as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pillarstone Capital REIT

We have audited the accompanying consolidated balance sheet of Pillarstone Capital REIT (formerly known as Paragon Real Estate Equity and Investment Trust), as of December 31, 2015, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for the year then ended. Pillarstone Capital REIT’s management is responsible for the consolidated financial statements. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Pillarstone Capital REIT is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Pillarstone Capital REIT’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pillarstone Capital REIT as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Pillarstone Capital REIT will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the lack of revenue generating operations, the Pillarstone Capital REIT’s recurring net loss, negative cash flow from operations, and accumulated deficit raise substantial doubt about the Pillarstone Capital REIT and Subsidiary’s ability to continue as a going concern. The consolidated statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Boulay PLLP Certified Public Accountants Minneapolis, Minnesota February 5, 2016

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$7,445	$174,283
Marketable securities	100	100
Equity investment in Pillarstone Capital REIT Operating Partnership LP	14,776	—
Other assets	14,499	9,952
Total assets	$36,820	$184,335
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$27,541	$14,010
Accounts payable - related party	316,103	—
Convertible notes payable - related parties	197,780	197,780
Accrued interest payable	22,108	2,276
Total liabilities	563,532	214,066
Commitments and contingencies	—	—
Shareholders' Equity (Deficit):
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2016 and 258,236 Class A cumulative convertible shares issued and outstanding at December 31, 2015, $10.00 per share liquidation preference	2,567	2,583
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2,444	2,444
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at December 31, 2016 and 443,226 shares issued and 405,096 outstanding at December 31, 2015	4,052	4,051
Additional paid-in capital	28,146,986	28,146,971
Accumulated deficit	(27,882,026)	(27,385,045)
Treasury stock, at cost, 38,130 shares	(800,735)	(800,735)
Total Pillarstone Capital REIT shareholders' deficit	(526,712)	(29,731)

Total liabilities and equity (deficit)	$36,820	$184,335

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
Revenues
Interest and dividend income	$—	$—
Total revenues	—	—

Expenses
General and administrative	491,925	64,995
Interest	19,832	2,276
Total expenses	511,757	67,271

Loss from operations	(511,757)	(67,271)

Equity in income of Pillarstone Capital REIT Operating Partnership LP	14,776	—

Net loss attributable to Common Shareholders	(496,981)	(67,271)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(1.23)	$(0.17)

Weighted average number of Common Shares outstanding: Basic and Diluted	405,169	405,096

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Class A	Class C		Additional		Cost of	Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Shares held	Equity
	Shares	Shares	Shares	Capital	Deficit	in Treasury	(Deficit)
Balance, December 31, 2014	$2,583	$2,444	$4,051	$28,146,971	$(27,317,774)	$(800,735)	$37,540

Net loss	—	—	—	—	(67,271)	—	(67,271)

Balance, December 31, 2015	$2,583	$2,444	$4,051	$28,146,971	$(27,385,045)	$(800,735)	$(29,731)

Conversion of Class A Preferred Shares to Common Shares	(16)	—	1	15	—	—	—

Net loss	—	—	—	—	(496,981)	—	(496,981)

Balance, December 31, 2016	$2,567	$2,444	$4,052	$28,146,986	$(27,882,026)	$(800,735)	$(526,712)

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(496,981)	$(67,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of Pillarstone Capital REIT Operating Partnership LP	(14,776)	—
Changes in operating assets and liabilities:
Other assets	(4,547)	—
Accounts payable and accrued expenses	33,363	13,770
Accounts payable - related party	316,103	—
Net cash used in operations	(166,838)	(53,501)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	—	19,278
Net cash provided by investing activities	—	19,278

Cash flows from financing activities:
Issuance of convertible notes payable - related parties	—	197,780
Net cash provided by financing activities	—	197,780

Net increase (decrease) in cash and cash equivalents	(166,838)	163,557
Cash and cash equivalents at beginning of period	174,283	10,726
Cash and cash equivalents at end of period	$7,445	$174,283

Non cash investing and financing activities:
Conversion of Preferred A Shares to Common Shares	$16	$—
Investment in Pillarstone Capital REIT Operating Partnership LP	$4,121,312	$—
Distribution in kind from Pillarstone Capital REIT Operating Partnership LP	$(4,121,312)	$—

The accompanying notes are an integral part of the consolidated financial statements.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

1.	ORGANIZATION

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. In 2016, the shareholders of Pillarstone approved changing the Company's name from Paragon Real Estate Equity and Investment Trust to Pillarstone Capital REIT. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a real estate investment trust (“REIT”) or real estate operating company and (iii) joint venture investments. We serve as the general partner of Pillarstone Capital REIT Operating Partnership LP ("Pillarstone OP"), which was formed on September 23, 2016 as a Delaware limited partnership. We currently conduct substantially all operations and activities through Pillarstone OP. As the general partner of Pillatstone OP, we have the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions.

2. BASIS OF PRESENTATION

Basis of consolidation. We have prepared the consolidated financial statements pursuant to the rules and regulations of the SEC. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of December 31, 2016 and 2015, the results of our operations for the years ended December 31, 2016 and 2015, and of our cash flows for the years ended December 31, 2016 and 2015 have been included.
The Company presents its financial statements on a consolidated basis because it combines its accounts with a wholly-owned subsidiary that discontinued operations in 2002. All significant inter-company balances are eliminated in the consolidated financial statements. The Company's consolidated financial statements include equity in income of Pillarstone OP based on the Company's percentage of ownership in Pillarstone OP, an investment for which the Company accounts using the equity method.

Going concern. The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continued operations as a public company and paying liabilities in the normal course of business. The Company, through Pillarstone OP, acquired 14 real estate assets in December 2016 and its distributions of cash from Pillarstone OP are expected to be sufficient for the Company to continue as a going concern.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of estimates. In order to conform with generally accepted accounting principles in the United States ("GAAP"), management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2016 and December 31, 2015, and the reported amounts of revenues and expenses for the years ended December 31, 2016 and 2015. Actual results could differ from those estimates. Significant estimates include deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2016 and 2015 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's (“FASB”) Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification (“ASC”) 820, "Fair Value Measurements and Disclosures." Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

Equity method investment. The Company accounts for its investment in Pillarstone OP in accordance with ASC 323, "Investments - Equity Method and Joint Ventures," which addresses the accounting for investments in entities over which the investor is deemed to exercise significant influence. The Company serves as the general partner of Pillarstone OP, with a 18.6% equity ownership interest and is a party to the Amended and Restated Agreement of Limited Partnership, as described in Note 5 herein, which allots the general partner the full, exclusive and complete responsibility and discretion in the management and control of Pillarstone OP, including the ability to cause Pillarstone OP to enter into certain major transactions including a merger of Pillarstone OP or a sale of substantially all of the assets of Pillarstone OP. As such, the Company is deemed to exercise significant influence but not complete control over Pillarstone OP. Additionally, we determined that we are not the primary beneficiary and thus the investment in Pillarstone OP qualifies for usage of the equity method of accounting.

Investments in equipment. Our investments in equipment assets are reported at cost. Depreciation expense is computed using the straight-line method based on the following useful lives:

Furniture, fixtures and equipment        3-7 years

There was no depreciation expense for the year ended December 31, 2016 because the equipment assets of $5,370 are fully depreciated.

Other assets. As of December 31, 2016, other assets of $14,499 are prepaid expenses for director and officer liability insurance of $9,202 and $5,297 of prepaid SEC filing charges. As of December 31, 2015, other assets of $9,952 are prepaid expenses for director and officer liability insurance of $9,202 and $750 of prepaid SEC filing charges.

Revenue recognition. Revenues are interest earned on cash balances and equity in earnings of an investee, and are recognized during the period in which they are earned.

Stock-based compensation. The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation," which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that these transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

Income taxes. Because we have not elected to be taxed as a REIT for federal income tax purposes, we account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company evaluates potential uncertain tax positions on an annual basis in conjunction with the board of trustees and its tax accountants. Authoritative literature provides a two-step approach to recognize and measure tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The Company has no uncertain tax positions that required adjustments to our consolidated financial statements in 2016 or 2015.

At December 31, 2016, we have net operating loss carryforwards totaling $2,670,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036. Pursuant to regulation set forth in the Internal Revenue Code of 1986 as amended (the “Code”), Pillarstone will be limited to using $724,000 of the prior net operating losses of $11,406,000. These same regulations also limit the amount of loss used in any one year.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

Fair value of financial instruments. We adopted ASC 820, "Fair Value Measurements and Disclosures," as it applies to our financial instruments, and ASC 825, "Financial Instruments." ASC 820 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. ASC 825 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during 2016 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Marketable Securities

December 31, 2016
Money Market Investment	$100

December 31, 2015
Money Market Investment	$100

The fair value of the marketable securities is based on quoted market prices in an active market.

Recent accounting pronouncements. Management has reviewed recently issued accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's consolidated financial statements.

4. MARKETABLE SECURITIES

We had $100 of investments in marketable securities as of December 31, 2016 and 2015. All of the Company’s investments were in an insured deposit account at a securities brokerage firm. During 2016 and 2015, the Company transferred $0 and $19,278, respectively, from the account at the securities brokerage firm to the operating account. There was no interest earned on the cash balances during 2016 and 2015.

5. EQUITY METHOD INVESTMENT

On December 8, 2016, Pillarstone and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”, and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own fourteen real estate assets (the “Real Estate Assets” and, together with the Entities, the “Property”) for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately a 18.6% valued at $4,121,312 as of the date of the agreement.

In connection with the Contribution Agreement, on December 8, 2016, the Company, as the general partner of Pillarstone OP, entered into an Amended and Restated Agreement of Limited Partnership of Pillarstone OP (as amended and restated, the “Amended and Restated Agreement of Limited Partnership”). Pursuant to the Amended and Restated Agreement of Limited Partnership, subject to certain protective rights of the limited partners described below, the general partner has full, exclusive and complete responsibility and discretion in the management and control of Pillarstone OP, including the ability to cause Pillarstone OP to enter into certain major transactions including a merger of Pillarstone OP or a sale of substantially all of the assets of Pillarstone OP. The limited partners have no power to remove the general partner without the general partner's consent. In addition, pursuant to the Amended and Restated Agreement of Limited Partnership, the general partner may not conduct any business without the consent of a majority of the limited partners other than in connection with certain actions described therein. As such, the Company is deemed to exercise significant influence but not complete control over Pillarstone OP. Additionally, we determined that we are not the primary beneficiary and thus the investment in Pillarstone OP qualifies for usage of the equity method of accounting.

The Amended and Restated Agreement of Limited Partnership designates two classes of units of limited partnership interest in Pillarstone OP: the OP Units and LTIP units. In general, LTIP units are similar to the OP Units and will receive the same quarterly per-unit profit distributions as the OP Units. The rights, privileges, and obligations related to each series of LTIP units will be established at the time the LTIP units are issued. As profits interests, LTIP units initially will not have full parity, on a per-unit basis, with OP Units with respect to liquidating distributions. Upon the occurrence of specified events, LTIP units can over time achieve full parity with the OP Units and therefore accrete to an economic value for the holder equivalent to OP Units. If such parity is achieved, vested LTIP units may be converted on a one-for-one basis into OP Units, which in turn are redeemable by the holder for cash or, at the Company’s election, exchangeable for Common Shares on a one-for-one basis.

During the period of December 8, 2016 through December 31, 2016, Pillarstone received a distribution in kind equal to the value of the original investment of $4,121,312, thereby reducing the equity investment in Pillarstone OP balance by this amount. Additionally, the Company recognized equity in income of Pillarstone OP totaling $14,776, resulting in an ending equity investment balance in Pillarstone OP of $14,776 as of December 31, 2016.

As of December 31, 2016, the $14,776 carrying value of our equity investment exceeded our equity in the underlying net assets of Pillarstone OP by approximately $383,000. This difference arose due to the $4,121,312 distribution in kind we received and the difference between the carrying value attributed to the assets and liabilities transferred to Pillarstone OP under common control accounting rules and their fair values. We will amortize the difference over 25 years based on the estimate of the remaining useful lives of the properties acquired.

6. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

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

7. SHAREHOLDERS' EQUITY

Recent developments. Our common shareholders, Preferred Class A shareholders, and Preferred Class C shareholders approved changes to our declaration of trust, as amended and restated, in March 2016. We presently have authority to issue up to 450,000,000 shares of beneficial interest, $0.01 par value per share, of which 400,000,000 are classified as Common Shares of beneficial interest, $0.01 par value per share and 50,000,000 are classified as preferred shares of beneficial interest, $0.01 par value per share. Of the 50,000,000 preferred shares of beneficial interest, 1,518,000 shares are designated as Preferred Class A Shares and 300,000 shares are designated as Preferred Class C Shares. Previously, we had authority to issue up to 110,000,000 shares of beneficial interest, $0.01 par value per share, of which 100,000,000 were classified as Common Shares of beneficial interest, $0.01 par value per share, and 10,000,000 were classified as preferred shares of beneficial interest, $0.01 par value per share, with 1,518,000 shares designated as Preferred Class A Shares and 300,000 shares designated as Preferred Class C Shares.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

Preferred shares. The Company has outstanding 95,226 Class A Cumulative Convertible Preferred Shares (“Class A Preferred Shares”) that were issued to the public. The Class A Preferred Shares bear a liquidation value of $10.00 per share. The Class A Preferred Shares are each convertible into 0.046 Common Shares subject to certain formulas. We have the right to redeem the Class A Preferred Shares.

Effective June 30, 2003, we issued 696,078 Class A Preferred Shares valued at approximately $2.4 million to James C. Mastandrea, our Chairman, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, pursuant to separate restricted share agreements. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:

•	the date our gross assets exceed $50 million, or

•	50% of the restricted shares on March 4, 2004; 25% of the shares on March 4, 2005 and the remaining 25% of the shares on March 4, 2006.

In conjunction with a one-time incentive exchange offer for Class A Preferred shareholders, Messrs. Mastandrea and Dee exchanged 534,668 of these restricted Class A Preferred Shares into 163,116 restricted Common Shares. The restrictions described above are also applicable to their Common Shares. The remaining 161,410 restricted Class A Preferred Shares held by Messrs. Mastandrea and Dee can each be converted into 0.305 restricted Common Shares. The market value of 161,410 restricted Class A Preferred Shares and 163,116 restricted Common Shares is approximately $1,115,000 at December 31, 2016 and there is limited trading volume of the Common Shares on OTC Bulletin Board.
The number of Common Shares and the conversion factor have been revised to reflect the 1-for-75 reverse split of the Common Shares that occurred in July 2006.

During 2016, 1,600 Class A Preferred Shares were converted into 73 Common Shares. During 2015, no Class A Preferred Shares were converted into Common Shares.

Effective September 29, 2006, Pillarstone filed articles supplementary to its Declaration of Trust, as amended, restated and supplemented with the State Department of Assessment and Taxation of Maryland designating 300,000 Class C Convertible Preferred Shares (“Class C Preferred Shares”). The Class C Preferred Shares have voting rights equal to the number of Common Shares into which they are convertible. Each Class C Preferred Share is convertible into Common Shares by dividing by the sum of $10.00 and any accrued but unpaid dividends on the Class C Preferred Shares by the conversion price of $1.00. The Class C Preferred Shares have a liquidation preference of $10.00 per share, plus any accrued but unpaid dividends, and can be redeemed by the board of trustees at any time, with notice, at the same price per share.

Effective September 29, 2006, three independent trustees of Pillarstone signed subscription agreements to purchase 125,000 Class C Preferred Shares for an aggregate contribution of $500,000 to maintain Pillarstone as a corporate shell current in its SEC filings.

In addition, on September 29, 2006, Mr.Mastandrea signed a subscription agreement to purchase 44,444 restricted shares of Class C Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Pillarstone for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Preferred Shares are subject to forfeiture and are restricted from being sold by Mr. Mastandrea until the latest to occur of a public offering by Pillarstone sufficient to liquidate the Class C Preferred Shares, an exchange of Pillarstone’s existing shares for new shares, or September 29, 2008. These shares were fully amortized by the original date in 2008.
Each of the trustees of Pillarstone signed a restricted share agreement with Pillarstone, dated September 29, 2006, to receive a total of 12,500 restricted Class C Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Preferred Shares were to be removed upon the latest to occur of a public offering by Pillarstone sufficient to liquidate the Class C Preferred Shares, an exchange of Pillarstone's existing shares for new shares, or September 29, 2008. These shares were fully amortized by the original date in 2008.
Shares held in treasury. On October 1, 2003, we completed the sale of our 92.9% general partnership interest in our

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

four commercial properties. A portion of the proceeds from the sale was paid in 38,130 of our Common Shares at an average closing price for the 30 calendar days prior to June 27, 2003 of $21.00 or approximately $801,000. These shares are recorded at cost in the accompanying consolidated balance sheets under treasury shares.

Restricted Common Shares. The following table summarizes the activity of our unvested restricted Common Shares for the years ended December 31, 2016 and 2015:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2014	168,449	$11.44
Vested	—	—
Unvested at December 31, 2015	168,449	$11.44
Vested	—	—
Unvested at December 31, 2016	168,449	$11.44

In the above table, 163,116 restricted shares vest upon meeting performance goals as discussed under “Preferred Shares.” Since the grant date, we have determined that meeting these performance goals is not probable and no compensation expense has been recognized related to this grant. The grant date fair value of $1,847,000 would be recognized at the point we deem it probable that we would meet the performance goals. The balance of 5,333 restricted shares had grant date fair values totaling $79,000, which was recognized in prior periods though the restrictions remain on the shares.

On June 30, 2003, our shareholders approved the issuance of an agreement to issue additional Common Shares to Paragon Real Estate Development, LLC of which Mr. Mastandrea is the managing member, and Mr. Dee is a member. In September 2006, Pillarstone amended this agreement to include each of the trustees to the agreement so that if a trustee brings a new transaction to Pillarstone, he would receive additional Common Shares of Pillarstone in accordance with a formula in the agreement. In January 2016, the non-employee trustees and Mr. Mastandrea agreed to make this agreement for only non-employee trustees. The agreement is intended to serve as an incentive for our trustees to increase the asset base, net operating income, funds from operations, and share value of Pillarstone. The exact number of Common Shares that would be issued will be calculated in accordance with a formula in the agreement based on future acquisition, development or redevelopment transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional Common Shares. We would issue our Common Shares only upon the closing of a transaction. The maximum number of Common Shares a trustee may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of our Common Shares for 30 calendar days preceding the closing of any acquisition transaction. The Common Shares will be restricted until we achieve the five years-year pro forma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Pillarstone's net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.
Options. On November 16, 1998, we adopted the 1998 Share Option Plan. In 2004 the board of trustees unanimously recommended and the shareholders approved amendments to our 1998 Share Option Plan to increase the number of shares available for grant from 42,222 to 46,666 and to conform with current tax regulations (“2004 Plan”). The 2004 Plan expired in 2014; the one outstanding grant of 667 options remains effective until 90 days after the term ends of the individual trustee.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

The following table summarizes the activity for outstanding stock options:

Options Outstanding
Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Shares	Price	(in years)	Intrinsic Value (1)

Balance at December 31, 2014	2,000	$18.25	0.7	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	(1,333)	$10.50
Balance at December 31, 2015	667	$33.75	1.25	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	—	—
Balance at December 31, 2016	667	$33.75	1.25	$—
Vested and exercisable as of December 31, 2016	—	$—	—	$—

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2016. Because the weighted average exercise price exceeds fair market value at December 31, 2016, there is no aggregate intrinsic value for the options.

The Company did not recognize any stock-based compensation expense during the years ending December 31, 2016 and 2015. As of December 31, 2016 and December 31, 2015, there was no remaining unrecognized cost related to stock options.

8. INCENTIVE EQUITY PLAN

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan (“2016 Plan”).

The 2016 Plan provides that awards may be made in Common Shares of the Company or units in the Company’s operating partnership, which may be converted into Common Shares. Subject to adjustment as provided by the terms of the 2016 Plan, the maximum aggregate number of Common Shares with respect to which awards may be granted under the 2016 Plan will be increased based on future issuances of Common Shares and units of the operating partnership, including issuances pursuant to the 2016 Plan, so that at any time the maximum number of shares that may be issued under the 2016 Plan shall equal 12.5% of the aggregate number of Common Shares and units of the operating partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company).

The Management, Organization and Compensation Committee (the “Committee”) administers the 2016 Plan, except with respect to awards to non-employee trustees, for which the 2016 Plan is administered by the board of trustees. Subject to the terms of the 2016 Plan, the Committee is authorized to select participants, determine the type and number of awards to be granted, determine and later amend (subject to certain limitations) the terms and conditions of any award, interpret and specify the rules and regulations relating to the 2016 Plan, and make all other determinations which may be necessary or desirable for the administration of the 2016 Plan. The 2016 Plan includes the types of awards for grants and the types of financial performance measures.

As of December 31, 2016, the maximum number of Common Shares or OP Units available to be granted is 2,356,426 and no grants have been issued under the 2016 Plan.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

9. LOSS PER SHARE

The Company applies the guidance of ASC 260, "Earnings Per Share," for all periods presented herein. Net loss per weighted average common share outstanding - basic and diluted - are computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the years ended December 31, 2016 and 2015 was 405,169 and 405,096, respectively. Common share equivalents of 3,068,358 as of December 31, 2016 and 2,599,194 as of December 31, 2015 include outstanding convertible preferred shares, convertible notes payable and stock options, and are not included in net loss per weighted average common share outstanding-diluted as they would be anti-dilutive.

	For the year ended December 31,
	2016	2015
Numerator
Net loss attributable to common shareholders	(496,981)	$(67,271)

Denominator
Weighted average Common Shares outstanding at December 31, 2016 and December 31, 2015 - basic and diluted	405,169	405,096

Basic and Diluted EPS
Net loss attributable to common shareholders - basic and diluted	$(1.23)	$(0.17)

10. DIVIDENDS AND DISTRIBUTIONS

No cash distributions were declared during 2016 and 2015 with respect to the common or preferred shares.

11. INCOME TAXES

There was no income tax provision for the years ended December 31, 2016 and 2015.

	For the year ended December 31,
	2016	2015
Deferred benefit	$(40,000)	$(27,000)
Change in deferred rate from 40% to 34%	156,000	—
Change in valuation allowance	(116,000)	27,000
Total tax provision	$—	$—

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	For the year ended December 31,
	2016	2015
Benefit at Federal statutory rate	$(40,000)	$(23,000)
State income tax benefit, net of Federal tax effect	—	(4,000)
Change in deferred rate from 40% to 34%	156,000	—
Change in valuation allowance	(116,000)	27,000
Tax provision	$—	$—

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$915,000	$1,031,000
Valuation allowance	(915,000)	(1,031,000)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and has provided a full valuation allowance of $915,000 and $1,031,000, against the net deferred tax assets of the Company as of December 31, 2016 and 2015, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.

At December 31, 2016, the Company had net operating loss carryforwards of $2,670,000 available to be carried to future periods. Net operating loss carryforwards of $1,946,000 are available for Pillarstone to use without any limitation or restriction imposed by tax regulations. Changes in the ownership of Pillarstone’s shares that occurred in 2001, 2003 and 2006 have limited the amount of net operating losses to be used to approximately $72,400 per year for another 10 years, or a total of $724,000. Prior net loss carryforwards of approximately $10,642,000 cannot be used due to the limitations imposed by Section 382 of the Code related to the 2001, 2003 and 2006 changes of share ownership.

The loss carryforwards expire as follows:

Year Expiring	Net Operating Loss
2026	$1,551,000
2027	364,000
2028	248,000
2029	81,000
2030	52,000
2031	39,000
2032	61,000
2033	54,000
2034	57,000
2035	68,000
2036	95,000
Total loss carryforwards	$2,670,000

12. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016 , the Company incurred certain general and administrative expenses which were paid by Pillarstone OP on the Company's behalf, with the intent that the amount would be repaid in full at a later date, resulting in a related party payable as of December 31, 2016 totaling $316,103. This payable balance represents 92.0% of the Company's total accounts payable as of December 31, 2016. These expenses represented 64.3% of the Company's total general and administrative expenses incurred during the year ended December 31, 2016.

On December 8, 2016, the Company entered into the Contribution Agreement with Pillarstone OP and Whitestone OP, both of which are related parties, resulting in the contribution of an equity ownership interest in Pillarstone OP to the Company valued at $4,121,312 and representing approximately 18.6% of the outstanding equity in Pillarstone OP. The terms of the

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

Contribution Agreement were determined through arm's-length negotiations and were recommended to the board of trustees by a special committee of the board of trustees consisting solely of disinterested trustees of the Company and approved by the full board. During the period of December 8, 2016 through December 31, 2016, Pillarstone received a distribution in kind totaling $4,121,312 from Pillarstone OP and recognized equity in income of Pillarstone OP totaling $14,776, resulting in an ending equity investment balance in Pillarstone OP of $14,776 as of December 31, 2016.

Pursuant to the Contribution Agreement, the Company has agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act, the issuance of the Common Shares of beneficial interest in the Company (the “Common Shares”) that may be issued upon redemption of the OP Units issued pursuant to each of the Contribution Agreement and the OP Unit Purchase Agreement (as defined below) and the offer and resale of such Common Shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit.

In connection with the Contribution Agreement, on December 8, 2016, the Company and Pillarstone OP entered into an OP Unit Purchase Agreement (the “OP Unit Purchase Agreement”) with Whitestone OP pursuant to which Pillarstone OP may require Whitestone OP to purchase up to an aggregate of $3.0 million of OP Units at a price of $1.331 per OP Unit over the two-year term of the OP Unit Purchase Agreement on the terms set forth therein. In addition, pursuant to the OP Unit Purchase Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit.

In connection with the Contribution Agreement, on December 8, 2016, the Company and Pillarstone OP entered into a Tax Protection Agreement (the “Tax Protection Agreement”) with Whitestone OP pursuant to which Pillarstone OP agreed to indemnify Whitestone OP for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Property or if Pillarstone OP fails to maintain and allocate to Whitestone OP for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and Whitestone incurs taxes that must be paid to maintain its REIT status for federal tax purposes.

13. COMMITMENTS AND CONTINGENCIES

Employment Agreements

On April 3, 2006, the board of trustees authorized modifications to Mr. Mastandrea’s employment agreement. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his duties for Pillarstone. The original employment agreement with Mr. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea. Effective September 29, 2006, in lieu of an annual salary of $100,000 and to conserve cash, Mr. Mastandrea agreed to receive 44,444 Class C Preferred Shares for his services as an officer of Pillarstone through September 29, 2008. The shares were fully amortized by the original date in 2008.

Mr. Dee’s employment agreement was also modified on April 3, 2006 in a similar way to Mr. Mastandrea’s employment agreement as explained above, except Mr. Dee does not receive any Class C Preferred Shares for his services as an officer of Pillarstone. Mr. Dee’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Dee will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Dee. On September 29, 2006, the board of trustees approved compensation to Mr. Dee of $125 per hour, up to a maximum of $5,000 per month. However, Mr. Dee has forgone receiving any cash compensation under this arrangement in order to preserve the Company’s cash.

PILLARSTONE CAPITAL REIT
Schedule II - Valuation and Qualifying Accounts
December 31, 2016

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Year	Expense	Reserves	Year
Deferred tax asset allowance:
Year ended December 31, 2016	$1,031,000	$(116,000)	$—	$915,000
Year ended December 31, 2015	1,004,000	27,000	—	1,031,000
Year ended December 31, 2014	981,000	23,000	—	1,004,000

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total

Pillarstone OP Properties:
9101 LBJ Freeway	$1,597	$6,078	$1,201	$—	$1,597	$7,279	$8,876
Corporate Park Northwest	1,534	6,306	1,927	—	1,534	8,233	9,767
Corporate Park West	2,555	10,267	907	—	2,555	11,174	13,729
Corporate Park Woodland	652	5,330	808	—	652	6,138	6,790
Corporate Park Woodland II	2,758	—	26	—	2,758	26	2,784
Dairy Ashford	226	1,211	64	—	226	1,275	1,501
Holly Hall Industrial Park	608	2,516	333	—	608	2,849	3,457
Holly Knight	320	1,293	197	—	320	1,490	1,810
Interstate 10 Warehouse	208	3,700	255	—	208	3,955	4,163
Main Park	1,328	2,721	413	—	1,328	3,134	4,462
Plaza Park	902	3,294	1,297	—	902	4,591	5,493
Uptown Tower	1,621	15,551	4,507	—	1,621	20,058	21,679
Westbelt Plaza	568	2,165	806	—	568	2,971	3,539
Westgate Service Center	672	2,776	840	—	672	3,616	4,288
Total - Pillarstone OP Properties	$15,549	$63,208	$13,581	$—	$15,549	$76,789	$92,338

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

		Accumulated Depreciation	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Acquired	Life
Pillarstone OP Properties:
9101 LBJ Freeway		$2,466	12/8/2016	5-39 years
Corporate Park Northwest		3,081	12/8/2016	5-39 years
Corporate Park West	(3)	4,389	12/8/2016	5-39 years
Corporate Park Woodland	(3)	3,169	12/8/2016	5-39 years
Corporate Park Woodland II		2	12/8/2016	5-39 years
Dairy Ashford	(3)	669	12/8/2016	5-39 years
Holly Hall Industrial Park	(3)	1,177	12/8/2016	5-39 years
Holly Knight		1,009	12/8/2016	5-39 years
Interstate 10 Warehouse	(3)	2,640	12/8/2016	5-39 years
Main Park	(3)	1,651	12/8/2016	5-39 years
Plaza Park	(3)	2,351	12/8/2016	5-39 years
Uptown Tower	(4)	6,717	12/8/2016	5-39 years
Westbelt Plaza	(3)	1,762	12/8/2016	5-39 years
Westgate Service Center	(3)	1,450	12/8/2016	5-39 years
Total - Pillarstone OP Properties		$32,533

(1)	Reconciliations of total real estate carrying value for the year ended December 31, 2016 follows:

( in thousands)
2016
Balance at beginning of period	$—
Additions during the period:
Acquisitions	92,338
Improvements	—
92,338
Deductions - cost of real estate sold or retired	—
Balance at close of period	$92,338

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $82,431.

(3)	These properties secure a $37.0 million mortgage note.

(4)	This property secures a $16.5 million mortgage note.