Form 10-K/A
period 2016-12-31
PILLARSTONE CAPITAL REIT
filed 2017-04-03
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K/A
(AMENDMENT NO. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2016.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Original Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2017 (“Original Filing Date”). The purpose of this Amendment No. 1 is to file the Consent of Boulay PLLP as Exhibit 23.1 and to file Exhibit 21.1, both of which were inadvertently omitted from the Original Form 10-K. We had received a signed copy of the Consent of Independent Registered Public Accounting Firm from Boulay PLLP prior to filing the Original Form 10-K.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company’s chief executive officer and chief financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (2)
31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (2)
31.3	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.4	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)
99.1	Consolidated Financial Statements of Pillarstone Capital REIT Operating Partnership LP as of December 31, 2016 and for the period September 23, 2016 (Inception) to December 31, 2016 (2)
101.INS*	XBRL Instance Document (2)
101.SCH*	XBRL Taxonomy Extension Schema Document (2)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (2)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (2)

(1)	Indicates a management contract or compensatory plan or arrangement

(2)	Previously filed or furnished with the Original Form 10-K

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT
Date:	April 3, 2017	By:	/s/ John J. Dee
John J. Dee
Chief Financial Officer and Senior Vice President