Form 10-Q
period 2017-03-31
PILLARSTONE CAPITAL REIT
filed 2017-05-15
CIK 928953

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-15409
PILLARSTONE CAPITAL REIT
(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2600 South Gessner, Suite 555
Houston, Texas 77063
(Address of principal executive offices)

(832) 810-0100
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
Emerging growth company [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]      No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new ore revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

The Registrant had 405,169 Common Shares outstanding as of May 11, 2017.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$3,134	$7,445
Marketable securities	100	100
Equity investment in Pillarstone Capital REIT Operating Partnership LP	37,941	14,776
Dividend receivable	41,084	—
Other assets	5,573	14,499
Total assets	$87,832	$36,820

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$162,124	27,541
Accounts payable - related party	316,103	316,103
Convertible notes payable - related parties	197,780	197,780
Accrued interest payable	26,985	22,108
Total liabilities	702,992	563,532
Commitments and contingencies	—	—
Shareholders' Equity (Deficit):
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at March 31, 2017 and December 31, 2016, $10.00 per share liquidation preference	2,567	2,567
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference at March 31, 2017 and December 31, 2016	2,444	2,444
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at March 31, 2017 and December 31, 2016	4,052	4,052
Additional paid-in capital	28,146,986	28,146,986
Accumulated deficit	(27,970,474)	(27,882,026)
Treasury shares, at cost, 38,130 shares	(800,735)	(800,735)
Total Pillarstone Capital REIT shareholders' deficit	(615,160)	(526,712)

Total liabilities and equity (deficit)	$87,832	$36,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Interest and dividend income	$—	$—
Total revenues	—	—

Expenses
General and administrative	147,821	35,100
Interest	4,876	4,931
Total expenses	152,697	40,031

Loss from operations	(152,697)	(40,031)

Equity in income of Pillarstone Capital REIT Operating Partnership LP	64,249	—

Net loss attributable to Common Shareholders	(88,448)	(40,031)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.22)	$(0.10)

Weighted average number of Common Shares outstanding: Basic and Diluted	405,169	405,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	(88,448)	(40,031)
Adjustments to reconcile loss to net cash used in operating activities:
Equity in income of Pillarstone Capital REIT Operating Partnership LP	(23,165)	—
Changes in operating assets and liabilities:
Dividend receivable	(41,084)	—
Other assets	8,926	(589)
Accounts payable and accrued expenses	139,460	6,028
Net cash used in operations	(4,311)	(34,592)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(4,311)	(34,592)
Cash and cash equivalents at beginning of period	7,445	174,283
Cash and cash equivalents at end of period	$3,134	$139,691

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Introduction. The use of the words "we," "us," "our," "Company" or "Pillarstone" refers to Pillarstone Capital REIT and our consolidated subsidiaries, except where the context otherwise requires.

Business. Pillarstone Capital REIT is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. We serve as the general partner of Pillarstone Capital REIT Operating Partnership LP ("Pillarstone OP"), which was formed on September 23, 2016 as a Delaware limited partnership. We currently conduct substantially all operations and activities through Pillarstone OP. As the general partner of Pillarstone OP, we have the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or a real estate operating company and (iii) joint venture investments.

Basis of Presentation. The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2016 are derived from our audited consolidated financial statements as of that date. The unaudited financial statements as of and for the period ended March 31, 2017 and 2016 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, we believe that the included disclosures are adequate to make the information presented not misleading. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Pillarstone and our subsidiaries as of March 31, 2017, and the results of operations and cash flows for the three month periods ended March 31, 2017 and 2016.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 22, 2017 (the “2016 Form 10-K”).

Basis of consolidation. The Company presents its financial statements on a consolidated basis because it combines its accounts with a wholly-owned subsidiary that ceased operations in 2002. All significant intercompany transactions are eliminated in consolidation.

Going concern. The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continued operations as a public company and paying liabilities in the normal course of business. The Company, through Pillarstone OP, acquired 14 real estate assets in December 2016 and its receipt of cash distributions from Pillarstone OP are expected to be sufficient for the Company to continue as a going concern.

2. MARKETABLE SECURITIES

As of March 31, 2017, our marketable securities had a fair market value of $100. This value was determined using Level 1 inputs and is based on the amount of cash in an insured deposit account at the brokerage firm. During the three month period ended March 31, 2017, there were no transfers to the operating account from the brokerage firm, and there was no interest income earned in the account at the brokerage firm.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. EQUITY METHOD INVESTMENT

On December 8, 2016, Pillarstone and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 real estate assets (the “Real Estate Assets” and, together with the Entities, the “Property”) for aggregate consideration of approximately $84 million, consisting of (i) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (ii) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pillarstone is the general partner of Pillarstone OP and, as a result of the Contribution Agreement, has equity ownership interest in Pillarstone OP totaling approximately 18.6% valued at $4,121,312 as of the date of the agreement.

In connection with the Contribution Agreement, on December 8, 2016, Pillarstone, as the general partner of Pillarstone OP, entered into an Amended and Restated Agreement of Limited Partnership of Pillarstone OP (as amended and restated, the “Limited Partnership Agreement”). Pursuant to the Limited Partnership Agreement, subject to certain protective rights of the limited partners described below, the general partner has full, exclusive and complete responsibility and discretion in the management and control of Pillarstone OP, including the ability to cause Pillarstone OP to enter into certain major transactions including a merger of Pillarstone OP or a sale of substantially all of the assets of Pillarstone OP. The limited partners have no power to remove the general partner without the general partner's consent. In addition, pursuant to the Limited Partnership Agreement, the general partner may not conduct any business other than in connection with the ownership, acquisition and disposition of Pillarstone OP's interest and management of its business without the consent of a majority of the limited partners other than in connection with certain actions described therein. As such, the Company is deemed to exercise significant influence but not complete control over Pillarstone OP. Additionally, we determined that we are not the primary beneficiary under the variable interest entity rules prescribed by GAAP, and thus the investment in Pillarstone OP qualifies for usage of the equity method of accounting.

Pillarstone's investment in Pillarstone OP amounted to an 18.6% ownership interest and carrying values of $37,941 and $14,776 as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, the $37,941 carrying value of our equity investment exceeded our equity in the underlying net assets of Pillarstone OP by approximately $383,000 and included equity in earnings of Pillarstone OP of $64,249 for the three month period then ended, offset by dividends declared and receivable totaling $41,084. This difference arose due to the $4,121,312 distribution in kind we received during December 2016, and the difference between the carrying value attributed to the assets and liabilities transferred to Pillarstone OP under common control accounting rules and their fair values. We are amortizing the difference over 25 years based on the estimate of the remaining useful lives of the properties acquired.

The combined results of operations and financial position of Pillarstone OP are summarized below (in thousands):

	Three Months Ended March 31,
Condensed income statement information:	2017	2016

Property revenues	$4,020	$—
Property expenses	2,068	—
Other expenses	1,575	—
Provision for income taxes	25	—
Loss on sale or disposal of assets	6	—
Net income	$346	$—

Pillarstone's equity in earnings of Pillarstone OP	$64	$—

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed balance sheet information:	March 31, 2017	December 31, 2016

Real estate assets, net of accumulated depreciation	$59,852	$59,805
Other assets	7,939	8,434
Total assets	$67,791	$68,239

Notes payable	$65,186	$65,474
Other liabilities	3,708	4,742
Total liabilities	68,894	70,216

Total equity	(1,103)	(1,977)

Total liabilities and equity	$67,791	$68,239

4. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. LOSS PER SHARE

Net loss per weighted average Common Share outstanding-basic and diluted is computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the three month periods ended March 31, 2017 and 2016 were 405,169 and 405,096, respectively. Common Share equivalents of 3,072,089 as of March 31, 2017 include outstanding Class A Cumulative Convertible Preferred Shares (the “Preferred Class A Shares”), Class C Cumulative Convertible Preferred Shares (the “Preferred Class C Shares”), and convertible notes payable. Common Share equivalents of 2,602,898 as of March 31, 2016 include outstanding Preferred Class A Shares, Preferred Class C Shares, and convertible notes payable. The Common Share equivalents are not included in net loss per weighted average Common Share outstanding-diluted as they would be anti-dilutive.

6. 2016 EQUITY PLAN

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan (“2016 Plan”).

The 2016 Plan provides that awards may be made in Common Shares of the Company or units in Pillarstone OP, which may be converted into Common Shares. Subject to adjustment as provided by the terms of the 2016 Plan, the maximum aggregate number of Common Shares with respect to which awards may be granted under the 2016 Plan will be increased based on future issuances of Common Shares and units of Pillarstone OP, including issuances pursuant to the 2016 Plan, so that at any time the maximum number of shares that may be issued under the 2016 Plan shall equal 12.5% of the aggregate number of Common Shares and units of Pillarstone OP issued and outstanding (other than treasury shares or units issued to or held by the Company).

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

As of March 31, 2017, the maximum number of Common Shares or OP Units available to be granted is 2,356,426, and no grants have been issued under the 2016 Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The use of the words "we," "us," "our," "Company" or "Pillarstone" refers to Pillarstone Capital REIT and our consolidated subsidiaries, except where the context otherwise requires.

FORWARD LOOKING INFORMATION

This report on Form 10-Q contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	uncertainties related to the national economy, including liquidity in the capital markets and lending requirements imposed by financial institutions;
•	changes in values for commercial real estate properties and companies;
•	increases in interest rates and in the availability, cost and terms of mortgage funds;
•	decreases in market prices of the shares of publicly traded real estate companies;
•	adverse changes in governmental rules and fiscal policies; and
•	other factors which are beyond our control.

In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:

•	we have no operating assets;
•	our cash resources are limited;
•	we have a history of losses;
•	we have not raised funds through a public equity offering;
•	our trustees control a significant percentage of our voting shares;
•	shareholders could experience possible future dilution through the issuance of additional equity;
•	we are dependent on a small number of key senior professionals who are part-time employees; and
•	we currently do not plan to distribute dividends to the holders of our shares.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of the 2016 Form 10-K.

OVERVIEW

Pillarstone Capital REIT was formed on March 15, 1994 as a Maryland real estate investment trust (“REIT”). The Company operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company not meeting the qualifications to be a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In 2002, the Company discontinued the operations of the technology segment, and from 2003 through 2006, pursued a value-added business plan primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding.

Pillarstone is currently engaged in investing in, owning and operating commercial properties. Substantially all of our business is conducted through our operating partnership Pillarstone Capital REIT Operating Partnership, a Delaware limited partnership formed on September 23, 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of March 31, 2017, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and Whitestone OP owned approximately 81.4% of the outstanding equity in Pillarstone OP. We account for Pillarstone OP on our financial statements using the equity method. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or a real estate operating company, and (iii) joint venture investments.

As of March 31, 2017, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

RECENT DEVELOPMENTS AND EXECUTIVE OVERVIEW

During most of 2016, the Company existed as a corporate shell current in its SEC filings.

On December 8, 2016, Pillarstone and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower” and, together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that own 14 real estate assets (the “Real Estate Assets” and, together with the Entities, the “Property”) for aggregate consideration of approximately $84 million, consisting of (i) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (ii) the assumption of approximately $65.9 million of liabilities by Pillarstone OP (collectively, the “Acquisition”). Pillarstone is the general partner of Pillarstone OP and, as a result of the Contribution Agreement, has an equity ownership interest in Pillarstone OP totaling approximately 18.6% valued at $4,121,312 as of the date of the agreement.

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three month periods ended March 31, 2017 and 2016 and our financial condition, including:

•
Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended March 31, 2017 compared to the three month period ended March 31, 2016.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three month periods ended March 31, 2017 and 2016, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Comparison of the Three Month Periods Ended March 31, 2017 and 2016

Revenues from Operations

There was no revenue for the three month periods ended March 31, 2017 and 2016. This was the result of no operations or temporary investments in marketable securities.

Expenses from Operations

Total expenses, comprised of general and administrative expenses, increased $112,721 from $35,100 for the three month period ended March 31, 2016 to $147,821 for the three month period ended March 31, 2017. This increase is the result of increases in accounting fees of $62,966, legal costs of $25,151, acquisition expenses of $19,716, other professional fees of $3,714 and insurance costs of $1,174.

Loss from Operations

As a result of the above, the loss from operations increased $112,666 from $40,031 for the three month period ended March 31, 2016 to $152,697 for the three month period ended March 31, 2017.

Equity in income of Pillarstone OP

The increase of $64,249 in equity in income of Pillarstone OP occurred as a result of the Contribution Agreement entered into during December 2016, whereby Pillarstone purchased an interest in Pillarstone OP. As Pillarstone accounts for this interest purchased as an equity method investment, Pillarstone recognizes a portion of Pillarstone OP's income and loss in its financial statements. There was no comparable equity method investment held by Pillarstone during the three months ended March 31, 2016.

Net loss attributable to Common Shareholders

Due to the above, the Company generated net loss attributable to Common Shareholders of $88,448 during the three months ended March 31, 2017 compared to a net loss attributable to Common Shareholders of $40,031 for the three months ended March 31, 2016.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 3 to our audited consolidated financial statements included in the 2016 Form 10-K. The following section is a summary of certain aspects of those accounting policies that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements.

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At March 31, 2017, we had net operating loss carryforwards totaling $2,649,000.

While these losses created a deferred tax asset of $924,000, a valuation allowance of $924,000 was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036. Pursuant to current Code regulations, we will be limited to using $1,998,000 of the prior net operating losses of $11,386,000, and these same regulations also limit the amount of loss used in any one year. Additionally, use of our net operating loss carryforwards will be limited in the event of a change in ownership of the Company.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. During most of 2016, we were dependent on cash provided by loans in 2015 of $197,780 from five trustees on our board of trustees in exchange for convertible notes payable (see Note 4 of our consolidated financial statements). The funds were utilized for due diligence costs incurred in connection with the development and execution of the Contribution Agreement and other transaction documents executed in connection with the Acquisition as well as maintaining the Company's status as a smaller reporting company current in its quarterly and annual financial statement filings with the SEC. We have kept the public entity available for value-added real estate opportunities, including (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

Cash Flows

As of March 31, 2017, our unrestricted cash resources were $3,134. We are dependent on cash distributions from Pillarstone OP generated through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs and have a dividend receivable outstanding of $41,084 as of March 31, 2017.

During the three months ended March 31, 2017, the Company's cash balance decreased by $4,311 from $7,445 at December 31, 2016 to $3,134 at March 31, 2017. Cash of $4,311 was primarily used for the payment of professional fees. During the three months ended March 31, 2017, we had no cash financing or investing activities.

Cash used for continuing operations included general and administrative costs, primarily for keeping Pillarstone current in its SEC filings so that we may make or enter into additional real estate transactions or acquire or combine with another real estate company.

Future Obligations

The Company does not directly participate in any revenue generating activities, and as such, we currently have no cash from operations and have reduced our day-to-day overhead expenses and material future obligations. However, during December 2016, the Company, through the Contribution Agreement and its resulting 18.6% equity investment in Pillarstone OP, became a party to income generating activities. Until the time that this investment results in significant cash distributions to the Company, we maintain reduced overhead expenses by issuing common shares for our trustee fees, retaining the employees on a part-time unpaid basis, and not replacing employees who have left. We have also reduced the use of outside consultants, and negotiated discounts on or eliminated other expenses wherever possible.

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions, as follows:

•	borrowings from new loans;

•	additional equity issuances of our common and preferred shares; and

•	proceeds from the sales of our marketable securities.

From 2006 until December 2016, the Company continued its existence as a corporate shell filing its quarterly and annual reports with the SEC so that it could be used for future real estate transactions or sold to another company. During this time, the Company was funded by its trustees who contributed $500,000 in exchange for 125,000 Class C Convertible Preferred Shares and $197,780 in exchange for convertible notes payable.

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

Current Tax Status

At March 31, 2017, we have net operating loss carryforwards of $2,649,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036. In the event of a change of ownership of the Company, our ability (or the ability of any company that acquires or merges with us) to use our net operating loss carryforwards will be limited by federal tax regulations.

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

The Company was not significantly affected by inflation during the periods presented in this report due primarily to the relative low nationwide inflation rates and the Company having minimal operations with an equity investment in Pillarstone OP.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Exchange Act as of March 31, 2017. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

There was no change during the three months ended March 31, 2017 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

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

* The following financial information of the Registrant for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ James C. Mastandrea
Date:	May 15, 2017		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	May 15, 2017		John J. Dee Chief Financial Officer (Principal financial and accounting officer)