Form 10-Q
period 2017-06-30
PILLARSTONE CAPITAL REIT
filed 2017-08-11
CIK 928953

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes [ ]      No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new ore revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

The Registrant had 405,169 common shares outstanding as of August 11, 2017.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$96,005	$7,445
Marketable securities	100	100
Equity investment in Pillarstone Capital REIT Operating Partnership LP	—	14,776
Other assets	4,104	14,499
Total assets	$100,209	$36,820

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$18,363	27,541
Accounts payable - related party	316,103	316,103
Convertible notes payable - related parties	197,780	197,780
Accrued interest payable	31,862	22,108
Negative equity investment in Pillarstone Capital REIT Operating Partnership LP	93,087	—
Total liabilities	657,195	563,532
Commitments and contingencies	—	—
Shareholders' Equity (Deficit):
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at June 30, 2017 and December 31, 2016, $10.00 per share liquidation preference	2,567	2,567
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding at June 30, 2017 and December 31, 2016, $10.00 per share liquidation preference	2,444	2,444
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at June 30, 2017 and December 31, 2016	4,052	4,052
Additional paid-in capital	28,146,986	28,146,986
Accumulated deficit	(27,912,300)	(27,882,026)
Treasury shares, at cost, 38,130 shares	(800,735)	(800,735)
Total Pillarstone Capital REIT shareholders' deficit	(556,986)	(526,712)

Total liabilities and equity (deficit)	$100,209	$36,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Interest and dividend income	$—	$—	$—	$—
Total revenues	—	—	—	—

Expenses
General and administrative	31,314	69,927	179,135	105,027
Interest	4,877	4,931	9,753	9,862
Total expenses	36,191	74,858	188,888	114,889

Loss from operations	(36,191)	(74,858)	(188,888)	(114,889)

Equity in income of Pillarstone Capital REIT Operating Partnership LP	94,365	—	158,614	—

Net income (loss) attributable to common shareholders	58,174	(74,858)	(30,274)	(114,889)

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.14	$(0.18)	$(0.07)	$(0.28)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.02	$(0.18)	$(0.07)	$(0.28)

Weighted average number of common shares outstanding:
Basic	405,169	405,115	405,169	405,106
Diluted	3,075,793	405,115	405,169	405,106

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	(30,274)	(114,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of Pillarstone Capital REIT Operating Partnership LP	(158,614)	—
Distributions received from Pillarstone Capital REIT Operating Partnership LP	173,390	—
Changes in operating assets and liabilities:
Other assets	10,395	2,815
Accounts payable and accrued expenses	576	30,902
Net cash used in operations	(4,527)	(81,172)

Cash flows from investing activities:
Excess distributions received from Pillarstone Capital REIT Operating Partnership LP	93,087	—
Net cash provided by investing activities	93,087	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	88,560	(81,172)
Cash and cash equivalents at beginning of period	7,445	174,283
Cash and cash equivalents at end of period	$96,005	$93,111

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

Basis of Presentation. The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2016 are derived from our audited consolidated financial statements as of that date. The unaudited financial statements as of and for the periods ended June 30, 2017 and 2016 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, we believe that the included disclosures are adequate to make the information presented not misleading. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Pillarstone and our subsidiary as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six month periods ended June 30, 2017 and 2016.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 22, 2017 (the “2016 Form 10-K”).

Basis of consolidation. The Company presents its financial statements on a consolidated basis because it combines its accounts with a wholly-owned subsidiary that ceased operations in 2002. All significant intercompany transactions are eliminated in consolidation.

Going concern. The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continued operations as a public company and paying liabilities in the normal course of business. The Company, through Pillarstone OP, acquired 14 real estate assets in December 2016, and its receipt of cash distributions from Pillarstone OP are expected to be sufficient for the Company to continue as a going concern.

Recent accounting pronouncements. In August 2016, the Financial Accounting Standards Board issued guidance on the classification of certain cash receipts and payments in the statement of cash flows, including distributions received from equity method investments. This guidance will become effective retrospectively for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. We have adopted this guidance for all periods presented and have chosen to classify distributions received from Pillarstone OP using the cumulative earnings approach. Under this approach, any distributions received up to the cumulative equity earnings are considered a return on investment and are classified as operating activities. Any excess distributions are considered a return of investment and are classified in investing activities.

2. MARKETABLE SECURITIES

As of June 30, 2017, our marketable securities had a fair market value of $100. This value was determined using Level 1 inputs and is based on the amount of cash in an insured deposit account at the brokerage firm. During the three and six month periods ended June 30, 2017, there were no transfers to the operating account from the brokerage firm, and there was no interest income earned in the account at the brokerage firm.

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

The equity method of accounting requires our investment in Pillarstone OP be shown on our Balance Sheets as a single amount. Pillarstone's investment in Pillarstone OP amounted to an 18.6% ownership interest and carrying values of $(93,087) and $14,776 as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, the $(93,087) carrying value of our equity investment exceeded our equity in the underlying net assets of Pillarstone OP by approximately $346,000 and included equity in earnings of Pillarstone OP of $94,365 and $158,614 for the three and six month periods then ended, offset by dividends received totaling $225,393 and $266,477 for the three and six month periods ended June 30, 2017, respectively. This difference arose due to the $4,121,312 distribution in kind we received during December 2016, and the difference between the carrying value attributed to the assets and liabilities transferred to Pillarstone OP under common control accounting rules and their fair values. We are amortizing the difference over 25 years based on the estimate of the remaining useful lives of the properties acquired. Amortization of the difference is $6,920 for the three and six month periods ended June 30, 2017. There was no amortization during 2016. Pillarstone's investment in Pillarstone OP is negative as of June 30, 2017 due to the reductions in the balance from distributions received from Pillarstone OP and amortization offset by increases in the balance from equity in earnings from Pillarstone OP.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The combined results of operations and financial position of Pillarstone OP are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed income statement information:	2017	2016	2017	2016

Property revenues	$4,033	$—	$8,053	$—
Property expenses	1,742	—	3,810	—
Other expenses	1,720	—	3,295	—
Provision for income taxes	20	—	45	—
Loss on sale or disposal of assets	5	—	11	—
Net income	$546	$—	$892	$—

Pillarstone's equity in earnings of Pillarstone OP	$102	$—	$166	$—

Condensed balance sheet information:	June 30, 2017	December 31, 2016

Real estate assets, net of accumulated depreciation	$58,779	$59,805
Other assets	8,211	8,434
Total assets	$66,990	$68,239

Notes payable	$64,900	$65,474
Other liabilities	4,410	4,742
Total liabilities	69,310	70,216

Total equity (deficit)	(2,320)	(1,977)

Total liabilities and equity (deficit)	$66,990	$68,239

4. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and mature on November 20, 2018. The convertible notes payable can be converted by the noteholders into common shares at the rate of $1.331 per common share at any time. After six months, the Company can convert the notes payable into common shares. At maturity or when the Company chooses to convert the convertible notes payable into common shares, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into common shares. As of June 30, 2017, the Company did not intend to convert the notes payable into common shares.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that could occur if Class A Cumulative Convertible Preferred Shares (the “Preferred Class A Shares”), Class C Cumulative Convertible Preferred Shares (the “Preferred Class C Shares”), and convertible notes payable were converted into common stock. We had 2,670,624 Preferred Class A Shares, Preferred Class C Shares and convertible notes payable that were included in the calculation of dilutive earnings (loss) per share for the three month period ended June 30, 2017. We had 2,606,528 Preferred Class A Shares, Preferred Class C Shares and convertible notes payable that were excluded from the calculation of dilutive earnings (loss) per share for the three month period ended June 30, 2016, as they were anti-dilutive, and 2,670,624 and 2,606,528 Preferred Class A Shares, Preferred Class C Shares and convertible notes payable that were excluded from the calculation of dilutive earnings (loss) per share for the six month periods ended June 30, 2017 and 2016, respectively, as they were anti-dilutive. Options for 667 common shares have been excluded from the calculation of dilutive earnings per share due to the exercise price being significantly higher than the market price of the common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) available to common shareholders	$58,174	$(74,858)	$(30,274)	$(114,889)
Dilutive effect of interest from convertible notes payable	4,877	—	—	—
Net income (loss) available to common shareholders with assumed conversion	$63,051	$(74,858)	$(30,274)	$(114,889)

Denominator:
Weighted average number of common shares - basic	405,169	405,115	405,169	405,106
Effect of dilutive securities:
Assumed conversion of Preferred A Shares	53,610	—	—	—
Assumed conversion of Preferred C Shares	2,444,440	—	—	—
Assumed conversion of convertible notes payable	172,574	—	—	—
Weighted average number of common shares - dilutive	3,075,793	405,115	405,169	405,106

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.14	$(0.18)	$(0.07)	$(0.28)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.02	$(0.18)	$(0.07)	$(0.28)

6. 2016 EQUITY PLAN

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan (“2016 Plan”).

The 2016 Plan provides that awards may be made in common shares of the Company or in OP Units, which may be converted into common shares. Subject to adjustment as provided by the terms of the 2016 Plan, the maximum aggregate number of common shares with respect to which awards may be granted under the 2016 Plan will be increased based on future issuances of common shares of the Company and OP Units of Pillarstone OP, including issuances pursuant to the 2016 Plan, so that at any time the maximum number of shares that may be issued under the 2016 Plan shall equal 12.5% of the aggregate number of common shares of the Company and OP Units issued and outstanding (other than treasury shares or units issued to or held by the Company).

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of June 30, 2017, the maximum number of common shares of the Company or OP Units available to be granted is 2,356,426, and no grants have been issued under the 2016 Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The use of the words "we," "us," "our," "Company" or "Pillarstone" refers to Pillarstone Capital REIT and our consolidated subsidiaries, except where the context otherwise requires.

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains historical information, as well as forward-looking statements within the meaning of the federal securities laws, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include:

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

Pillarstone is currently engaged in investing in, owning and operating commercial properties. Substantially all of our business is conducted through our operating partnership Pillarstone Capital REIT Operating Partnership, a Delaware limited partnership formed on September 23, 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of June 30, 2017, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and Whitestone OP owned approximately 81.4% of the outstanding equity in Pillarstone OP. We account for Pillarstone OP on our financial statements using the equity method. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or a real estate operating company, and (iii) joint venture investments.

As of June 30, 2017, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three and six month periods ended June 30, 2017 and 2016 and our financial condition, including:

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016.

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the six month periods ended June 30, 2017 and 2016, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Comparison of the Six Month Periods Ended June 30, 2017 and 2016

Revenues from Operations

There was no revenue for the six month periods ended June 30, 2017 and 2016. This was the result of no operations or temporary investments in marketable securities.

Expenses from Operations

Total expenses, comprised of general and administrative expenses, increased $74,108 from $105,027 for the six month period ended June 30, 2016 to $179,135 for the six month period ended June 30, 2017. This increase is primarily the result of increases in accounting fees of $69,729 and legal costs of $12,382, offset by decreases in acquisition expenses of $5,284 and SEC filing charges and transfer agent fees of $2,719.

Loss from Operations

As a result of the above, the loss from operations increased $73,999 from $114,889 for the six month period ended June 30, 2016 to $188,888 for the six month period ended June 30, 2017.

Equity in income of Pillarstone OP

The increase of $158,614 in equity in income of Pillarstone OP occurred as a result of the Contribution Agreement entered into in December 2016, whereby Pillarstone purchased an interest in Pillarstone OP. As Pillarstone accounts for this interest purchased as an equity method investment, Pillarstone recognizes a portion of Pillarstone OP's income and loss in its financial statements. There was no comparable equity method investment held by Pillarstone during the six months ended June 30, 2016.

Net loss attributable to common shareholders

Due to the above, the Company generated a net loss attributable to common shareholders of $30,274 during the six months ended June 30, 2017 compared to a net loss attributable to common shareholders of $114,889 for the six months ended June 30, 2016.

Comparison of the Three Month Periods Ended June 30, 2017 and 2016

Revenues from Operations

There was no revenue for the three month periods ended June 30, 2017 and 2016. This was the result of no operations or temporary investments in marketable securities.

Expenses from Operations

Total expenses, comprised of general and administrative expenses, decreased $38,613 from $69,927 for the three month period ended June 30, 2016 to $31,314 for the three month period ended June 30, 2017. This decrease is the result of decreases in acquisition expenses of $25,000, legal costs of $12,760, SEC filing charges and transfer agent fees of $2,593 and insurance costs $988, offset by increases in accounting fees of $2,185 and miscellaneous expenses of $543.

Loss from Operations

As a result of the above, the loss from operations decreased $38,667 from $74,858 for the three month period ended June 30, 2016 to $36,191 for the three month period ended June 30, 2017.

Equity in income of Pillarstone OP

The increase of $94,365 in equity in income of Pillarstone OP occurred as a result of the Contribution Agreement entered into in December 2016, whereby Pillarstone purchased an interest in Pillarstone OP. As Pillarstone accounts for this interest purchased as an equity method investment, Pillarstone recognizes a portion of Pillarstone OP's income and loss in its financial statements. There was no comparable equity method investment held by Pillarstone during the three months ended June 30, 2016.

Net income (loss) attributable to common shareholders

Due to the above, the Company generated net income attributable to common shareholders of $58,174 during the three months ended June 30, 2017 compared to a net loss attributable to common shareholders of $(74,858) for the three months ended June 30, 2016.

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

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At June 30, 2017, we had net operating loss carryforwards totaling $2,514,000.

While these losses created a deferred tax asset of $923,000, a valuation allowance of $923,000 was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036. Pursuant to current Code regulations, we will be limited to using $1,863,000 of the prior net operating losses of $11,250,000, and these same regulations also limit the amount of loss used in any one year. Additionally, use of our net operating loss carryforwards will be limited in the event of a change in ownership of the Company.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. During most of 2016, we were dependent on cash provided by loans in 2015 of $197,780 from five trustees on our board of trustees in exchange for convertible notes payable (see Note 4 of our unaudited consolidated financial statements). The funds were utilized for due diligence costs incurred in connection with the negotiation and execution of the Acquisition and related transaction documents as well as maintaining the Company's status as a smaller reporting company current in its periodic filings with the SEC. We have kept the public entity available for value-added real estate opportunities, including (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

Cash Flows

As of June 30, 2017, our unrestricted cash resources were $96,005. We are dependent on cash distributions from Pillarstone OP generated through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs and have received distributions of $266,477 during the six months ended June 30, 2017.

We had cash and cash equivalents of $96,005 as of June 30, 2017, as compared to $7,445 on December 31, 2016. The increase of $88,560 was primarily the result of excess distributions received from Pillarstone OP of $93,087 offset by cash used in operations of $4,527. During the six months ended June 30, 2017, we had no financing activities.

Cash used for continuing operations included general and administrative costs, primarily for keeping Pillarstone current in its SEC filings so that we may make or enter into additional real estate transactions or acquire or combine with another real estate company.

Future Obligations

The Company does not directly participate in any revenue generating activities, and as such, we currently have no cash from operations and have reduced our day-to-day overhead expenses and material future obligations. However, during December 2016, the Company, through the Contribution Agreement and its resulting 18.6% equity investment in Pillarstone OP, became a party to income generating activities. Until the time that this investment results in significant cash distributions to the Company, we intend to maintain reduced overhead expenses by issuing common shares for our trustee fees, retaining the employees on a part-time unpaid basis, and not replacing employees who have left. We have also reduced the use of outside consultants, and negotiated discounts on or eliminated other expenses wherever possible.

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions, as follows:

•	borrowings from new loans;

•	additional equity issuances of our common and preferred shares; and

•	proceeds from the sales of our marketable securities.

From 2006 until December 2016, the Company continued its existence as a corporate shell filing its current, quarterly and annual reports with the SEC so that it could be used for future real estate transactions or sold to another company. During this time, the Company was funded by its trustees who contributed $500,000 in exchange for 125,000 Class C Convertible Preferred Shares and $197,780 in exchange for convertible notes payable.

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

Current Tax Status

At June 30, 2017, we have net operating loss carryforwards of $2,514,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036. In the event of a change of ownership of the Company, our ability (or the ability of any company that acquires or merges with us) to use our net operating loss carryforwards will be limited by federal tax regulations.

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

ITEM 4. CONTROLS AND PROCEDURES

James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2017. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

There was no change during the three months ended June 30, 2017 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

* The following financial information of the Registrant for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ James C. Mastandrea
Date:	August 11, 2017		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	August 11, 2017		John J. Dee Chief Financial Officer (Principal financial and accounting officer)