Form 10-Q
period 2017-09-30
PILLARSTONE CAPITAL REIT
filed 2017-11-13
CIK 928953

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes [ ]      No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new ore revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

The Registrant had 405,169 common shares outstanding as of November 10, 2017.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$80,905	$7,445
Marketable securities	100	100
Equity investment in Pillarstone Capital REIT Operating Partnership LP	—	14,776
Distribution receivable	112,492	—
Other assets	1,641	14,499
Fixed assets	3,398	—
Total assets	$198,536	$36,820

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$45,074	$27,541
Accounts payable - related party	316,103	316,103
Convertible notes payable - related parties	197,780	197,780
Accrued interest payable - related parties	36,847	22,108
Negative equity investment in Pillarstone Capital REIT Operating Partnership LP	145,495	—
Total liabilities	741,299	563,532
Commitments and contingencies	—	—
Shareholders' Equity (Deficit):
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at September 30, 2017 and December 31, 2016, $10.00 per share liquidation preference	2,567	2,567
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding at September 30, 2017 and December 31, 2016, $10.00 per share liquidation preference	2,444	2,444
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at September 30, 2017 and December 31, 2016	4,052	4,052
Additional paid-in capital	28,146,986	28,146,986
Accumulated deficit	(27,898,077)	(27,882,026)
Treasury shares, at cost, 38,130 shares	(800,735)	(800,735)
Total Pillarstone Capital REIT shareholders' deficit	(542,763)	(526,712)

Total liabilities and equity (deficit)	$198,536	$36,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Interest and dividend income	$—	$—	$—	$—
Total revenues	—	—	—	—

Expenses
General and administrative	40,875	247,278	220,010	352,305
Interest	4,986	4,985	14,739	14,847
Total expenses	45,861	252,263	234,749	367,152

Loss from operations	(45,861)	(252,263)	(234,749)	(367,152)

Equity in income of Pillarstone Capital REIT Operating Partnership LP	60,084	—	218,698	—

Net income (loss) attributable to common shareholders	$14,223	$(252,263)	$(16,051)	$(367,152)

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.04	$(0.62)	$(0.04)	$(0.91)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.01	$(0.62)	$(0.04)	$(0.91)

Weighted average number of common shares outstanding:
Basic	405,169	405,169	405,169	405,127
Diluted	3,079,538	405,169	405,169	405,127

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,051)	$(367,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of Pillarstone Capital REIT Operating Partnership LP	(218,698)	—
Distributions received from Pillarstone Capital REIT Operating Partnership LP	120,982	—
Changes in operating assets and liabilities:
Other assets	12,858	6,247
Accounts payable and accrued expenses	32,272	244,383
Net cash used in operations	(68,637)	(116,522)

Cash flows from investing activities:
Excess distributions received from Pillarstone Capital REIT Operating Partnership LP	145,495	—
Purchases of fixed assets	(3,398)	—
Net cash provided by investing activities	142,097	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	73,460	(116,522)
Cash and cash equivalents at beginning of period	7,445	174,283
Cash and cash equivalents at end of period	$80,905	$57,761

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

Basis of Presentation. The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2016 are derived from our audited consolidated financial statements as of that date. The unaudited financial statements as of and for the periods ended September 30, 2017 and 2016 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, we believe that the included disclosures are adequate to make the information presented not misleading. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Pillarstone and our subsidiary as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine month periods ended September 30, 2017 and 2016.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 22, 2017 (the “2016 Form 10-K”).

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

Recent accounting pronouncements. In August 2016, the Financial Accounting Standards Board issued guidance on the classification of certain cash receipts and payments in the statement of cash flows, including distributions received from equity method investments. This guidance will become effective retrospectively for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. We have adopted this guidance for all periods presented and have chosen to classify distributions received from Pillarstone OP using the cumulative earnings approach. Under this approach, any distributions received up to the cumulative equity earnings are considered a return on investment and are classified as operating activities. Any excess distributions are considered a return of investment and are classified as investing activities.

2. MARKETABLE SECURITIES

As of September 30, 2017, our marketable securities had a fair market value of $100. This value was determined using Level 1 inputs and is based on the amount of cash in an insured deposit account at the brokerage firm. During the three and nine month periods ended September 30, 2017, there were no transfers to the operating account from the brokerage firm, and there was no interest income earned in the account at the brokerage firm.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. EQUITY METHOD INVESTMENT

On December 8, 2016, Pillarstone and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower” and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that together own 14 real estate assets (the “Real Estate Assets” and, together with the Entities, the “Property”) for aggregate consideration of approximately $84 million, consisting of (i) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (ii) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pillarstone is the general partner of Pillarstone OP and, as a result of the Contribution Agreement, has equity ownership interest in Pillarstone OP totaling approximately 18.6% valued at $4,121,312 as of the date of the agreement.

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

The equity method of accounting requires our investment in Pillarstone OP be shown on our Balance Sheets as a single amount. Pillarstone's investment in Pillarstone OP amounted to an 18.6% ownership interest and carrying values of $(145,495) and $14,776 as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the $(145,495) carrying value of our equity investment exceeded our equity in the underlying net assets of Pillarstone OP by approximately $307,000 and included equity in earnings of Pillarstone OP of $60,084 and $218,698 for the three and nine month periods then ended, offset by distributions declared totaling $112,492 and $378,969 for the three and nine month periods ended September 30, 2017, respectively. This difference arose due to the $4,121,312 distribution in kind we received during December 2016, and the difference between the carrying value attributed to the assets and liabilities transferred to Pillarstone OP under common control accounting rules and their fair values. We are amortizing the difference over 25 years based on the estimate of the remaining useful lives of the properties acquired. Amortization of the difference is $2,560 and $9,480 for the three and nine month periods ended September 30, 2017, respectively. There was no amortization during 2016. Pillarstone's investment in Pillarstone OP is negative as of September 30, 2017 due to the reductions in the balance from distributions received from Pillarstone OP and amortization offset by increases in the balance from equity in earnings from Pillarstone OP.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The combined results of operations and financial position of Pillarstone OP are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed income statement information:	2017	2016	2017	2016

Property revenues	$4,082	$—	$12,135	$—
Property expenses	2,064	—	5,874	—
Other expenses	1,646	—	4,941	—
Provision for income taxes	20	—	65	—
Loss on sale or disposal of assets	14	—	25	—
Net income	$338	$—	$1,230	$—

Pillarstone's equity in earnings of Pillarstone OP	$62	$—	$228	$—

Condensed balance sheet information:	September 30, 2017	December 31, 2016

Real estate assets, net of accumulated depreciation	$58,416	$59,805
Other assets	10,695	8,434
Total assets	$69,111	$68,239

Notes payable	$64,998	$65,474
Other liabilities	6,541	4,742
Total liabilities	71,539	70,216

Total equity (deficit)	(2,428)	(1,977)

Total liabilities and equity (deficit)	$69,111	$68,239

4. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum, mature on November 20, 2018 and can be converted by the noteholders into common shares at the rate of $1.331 per common share at any time. After six months, the Company can convert the notes payable and accrued interest into common shares and as of September 30, 2017, the Company did not intend to convert the notes payable and accrued interest into common shares. At maturity or when the Company chooses to convert the notes payable and accrued interest into common shares, the noteholders have the option to receive cash plus accrued interest or convert the notes and accrued interest into common shares.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that could occur if Class A Cumulative Convertible Preferred Shares (the “Preferred Class A Shares”), Class C Cumulative Convertible Preferred Shares (the “Preferred Class C Shares”), and convertible notes payable were converted into common stock. We had 2,674,369 potentially convertible securities based on Preferred Class A Shares, Preferred Class C Shares and convertible notes payable and accrued interest that were included in the calculation of dilutive earnings (loss) per share for the three month period ended September 30, 2017. We had 2,610,275 potentially convertible securities based on Preferred Class A Shares, Preferred Class C Shares and convertible notes payable and accrued interest that were excluded from the calculation of dilutive earnings (loss) per share for the three month period ended September 30, 2016, as they were anti-dilutive, and 2,674,369 and 2,610,275 potentially convertible securities based on Preferred Class A Shares, Preferred Class C Shares and convertible notes payable and accrued interest that were excluded from the calculation of dilutive earnings (loss) per share for the nine month periods ended September 30, 2017 and 2016, respectively, as they were anti-dilutive. Options for 667 common shares have been excluded from the calculation of dilutive earnings per share due to the exercise price being significantly higher than the market price of the common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) available to common shareholders	$14,223	$(252,263)	$(16,051)	$(367,152)
Dilutive effect of interest from convertible notes payable	4,986	—	—	—
Net income (loss) available to common shareholders with assumed conversion	$19,209	$(252,263)	$(16,051)	$(367,152)

Denominator:
Weighted average number of common shares - basic	405,169	405,169	405,169	405,127
Effect of dilutive securities:
Assumed conversion of Preferred A Shares	53,610	—	—	—
Assumed conversion of Preferred C Shares	2,444,440	—	—	—
Assumed conversion of convertible notes payable and accrued interest	176,319	—	—	—
Weighted average number of common shares - dilutive	3,079,538	405,169	405,169	405,127

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.04	$(0.62)	$(0.04)	$(0.91)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.01	$(0.62)	$(0.04)	$(0.91)

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

As of September 30, 2017, the maximum number of common shares of the Company or OP Units available to be granted based on 3,079,538 potentially converted common shares and 13,591,764 potentially converted OP Units is 2,381,614, and no grants have been issued under the 2016 Plan.

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

Pillarstone is currently engaged in investing in, owning and operating commercial properties. Substantially all of our business is conducted through our operating partnership Pillarstone Capital REIT Operating Partnership, a Delaware limited partnership formed on September 23, 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of September 30, 2017, we owned approximately 18.6% of the outstanding equity in Pillarstone OP, and Whitestone OP owned approximately 81.4% of the outstanding equity in Pillarstone OP. We account for Pillarstone OP on our financial statements using the equity method. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or a real estate operating company, and (iii) joint venture investments.

As of September 30, 2017, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three and nine month periods ended September 30, 2017 and 2016 and our financial condition, including:

•
Explanation of changes in the results of operations in the Consolidated Statements of Operations for the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2016.

•
Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the nine month periods ended September 30, 2017 and 2016, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Comparison of the Nine Month Periods Ended September 30, 2017 and 2016

Revenues from Operations

There was no revenue for the nine month periods ended September 30, 2017 and 2016. This was the result of no operations or temporary investments in marketable securities.

Expenses from Operations

Total expenses, comprised of general and administrative expenses, decreased $132,295 from $352,305 for the nine month period ended September 30, 2016 to $220,010 for the nine month period ended September 30, 2017. This decrease is primarily the result of decreases in legal fees of $183,158 and acquisition costs of $37,059, offset by increases in accounting expenses of $83,455 and other expenses of $4,467.

Loss from Operations

As a result of the above, the loss from operations decreased $132,403 from $367,152 for the nine month period ended September 30, 2016 to $234,749 for the nine month period ended September 30, 2017.

Equity in income of Pillarstone OP

The increase of $218,698 in equity in income of Pillarstone OP occurred as a result of the Contribution Agreement entered into in December 2016, whereby Pillarstone purchased an interest in Pillarstone OP. As Pillarstone accounts for this interest purchased as an equity method investment, Pillarstone recognizes a portion of Pillarstone OP's income and loss in its financial statements. There was no comparable equity method investment held by Pillarstone during the nine months ended September 30, 2016.

Net loss attributable to common shareholders

Due to the above, the Company generated a net loss attributable to common shareholders of $16,051 during the nine months ended September 30, 2017 compared to a net loss attributable to common shareholders of $367,152 for the nine months ended September 30, 2016.

Comparison of the Three Month Periods Ended September 30, 2017 and 2016

Revenues from Operations

There was no revenue for the three month periods ended September 30, 2017 and 2016. This was the result of not having operations or temporary investments in marketable securities.

Expenses from Operations

Total expenses, comprised of general and administrative expenses, decreased $206,403 from $247,278 for the three month period ended September 30, 2016 to $40,875 for the three month period ended September 30, 2017. This decrease is the result of decreases in legal costs of $195,541 and acquisition expenses of $31,775, offset by increases in accounting fees of $18,304 and miscellaneous expenses of $2,609.

Loss from Operations

As a result of the above, the loss from operations decreased $206,402 from $252,263 for the three month period ended September 30, 2016 to $45,861 for the three month period ended September 30, 2017.

Equity in income of Pillarstone OP

The increase of $60,084 in equity in income of Pillarstone OP occurred as a result of the Contribution Agreement entered into in December 2016, whereby Pillarstone purchased an interest in Pillarstone OP. As Pillarstone accounts for this interest purchased as an equity method investment, Pillarstone recognizes a portion of Pillarstone OP's income and loss in its financial statements. There was no comparable equity method investment held by Pillarstone during the three months ended September 30, 2016.

Net income (loss) attributable to common shareholders

Due to the above, the Company generated net income attributable to common shareholders of $14,223 during the three months ended September 30, 2017 compared to a net loss attributable to common shareholders of $252,263 for the three months ended September 30, 2016.

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

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At September 30, 2017, we had net operating loss carryforwards totaling $2,383,000.

While these losses created a deferred tax asset of $917,000, a valuation allowance of $917,000 was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036. Pursuant to current Code regulations, we will be limited to using $1,731,000 of the prior net operating losses of $11,119,000, and these same regulations also limit the amount of loss used in any one year. Additionally, use of our net operating loss carryforwards will be limited in the event of a change in ownership of the Company.

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

Cash Flows

As of September 30, 2017, our unrestricted cash resources were $80,905. We are dependent on cash distributions from Pillarstone OP generated through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs and have received distributions of $266,477 during the nine months ended September 30, 2017.

We had cash and cash equivalents of $80,905 as of September 30, 2017, as compared to $7,445 on December 31, 2016. The increase of $73,460 was primarily the result of excess distributions received from Pillarstone OP of $145,495 partially offset by cash used in operations of $68,637. During the nine months ended September 30, 2017, we had no financing activities.

Cash used for continuing operations included general and administrative costs, primarily for keeping Pillarstone current in its SEC filings so that we may make or enter into additional real estate transactions or acquire or combine with another real estate company.

Future Obligations

The Company does not directly participate in any revenue generating activities, and as such, we currently have no cash from operations and have reduced our day-to-day overhead expenses and material future obligations. However, during December 2016, the Company, through the Contribution Agreement and its resulting 18.6% equity investment in Pillarstone OP, became a party to income generating activities. Until the time that this investment results in significant cash distributions to the Company, we intend to maintain reduced overhead expenses by issuing common shares for our trustee fees, retaining the employees on a part-time unpaid basis, and not replacing employees who have left. We have also reduced the use of outside consultants and negotiated discounts on or eliminated other expenses wherever possible.

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions, as follows:

•	borrowings from new loans;

•	additional equity issuances of our common and preferred shares; and

•	proceeds from the sales of our marketable securities.

From 2006 until December 2016, the Company continued its existence as a corporate shell filing its current quarterly and annual reports with the SEC so that it could be used for future real estate transactions or sold to another company. During this time, the Company was funded by its trustees who contributed $500,000 in exchange for 125,000 Class C Convertible Preferred Shares and $197,780 in exchange for convertible notes payable.

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

Current Tax Status

At September 30, 2017, we have net operating loss carryforwards of $2,383,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036. In the event of a change of ownership of the Company, our ability (or the ability of any company that acquires or merges with us) to use our net operating loss carryforwards will be limited by federal tax regulations.

We and our subsidiary are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Interest Rates and Inflation

Interest rates fell during 2008 as the Federal Reserve Bank lowered the discount rate which remained low through 2017. Capital markets were generally not accessible by small real estate companies like Pillarstone from 2009 through 2011, and debt financing was only available to larger creditworthy companies. Financial institutions tightened financial covenant tests, decreased loan-to-value ratios, and charged higher fees for loans, which has reduced the number of real estate transactions. While credit markets have been more active since 2013, Pillarstone has not participated in any transactions to raise capital.

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

ITEM 4. CONTROLS AND PROCEDURES

James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2017. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

There was no change during the three months ended September 30, 2017 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

* The following financial information of the Registrant for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ James C. Mastandrea
Date:	November 13, 2017		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	November 13, 2017		John J. Dee Chief Financial Officer (Principal financial and accounting officer)