Form 10-K
period 2017-12-31
PILLARSTONE CAPITAL REIT
filed 2018-03-29
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common shares held by nonaffiliates of the registrant as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $628,383 based on the closing price of $3.50 per common share on the over-the-counter bulletin board on that date.

As of March 23, 2018, the Registrant had issued 443,299 common shares of beneficial interest and had 405,169 shares outstanding after deducting 38,130 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2018 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 .

PILLARSTONE CAPITAL REIT
FORM 10-K
Year Ended December 31, 2017

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	12

	SIGNATURES.	15

Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Pillarstone Capital REIT and its consolidated subsidiary.

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
The Company was formed on March 15, 1994 as a Maryland REIT. The Company operated as a traditional REIT by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company no longer meeting qualifications to be a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In 2002, the Company discontinued the operations of the technology segment.
From 2003 through 2006, we pursued a value-added business plan primarily focused on acquiring well located, under-performing multi-family residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. In 2006, the Company did not complete a public offering for a portfolio acquisition due to market conditions, and consequently, was not able to meet the listing requirements of the former American Stock Exchange (“Amex”). Accordingly, Pillarstone’s common shares were delisted from the Amex and commenced being quoted on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and on the pink sheets under the symbol “PRLE.”
From 2006 until December 2016, the Company continued its existence as a corporate shell filing its quarterly and annual reports with the Securities and Exchange Commission (“SEC”) so that it could be used for future real estate transactions. During this time, the Company was funded by the trustees who contributed $500,000 in exchange for 125,000 Class C Convertible Preferred Shares and $197,780 in exchange for convertible notes payable. In 2016, the shareholders of Pillarstone approved changing the Company's name from Paragon Real Estate Equity and Investment Trust to Pillarstone Capital REIT.
Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of December 31, 2017, we owned 18.6% of the outstanding equity in Pillarstone OP.

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

As a result of the Acquisition, Whitestone OP owns approximately 81.4% of the outstanding equity in Pillarstone OP as of December 31, 2017. We account for Pillarstone OP on our financial statements using the equity method.

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

Employees

As of March 1, 2018, the Company has two part-time employees.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General Physical and Economic Attributes

Pursuant to the Contribution Agreement, Pillarstone, through Pillarstone OP, acquired an investment portfolio consisting of the Real Estate Assets as described in Item 1. The following table sets forth certain information relating to each of our properties owned as of December 31, 2017.

Pillarstone Capital REIT
Real Estate Assets
As of December 31, 2017

Community Name	Location	Year Built/ Renovated	Gross Leasable Area (“GLA”)	Percent Occupied at 12/31/2017	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
9101 LBJ Freeway	Dallas	1985	125,874	75%	$1,439	$15.24	$14.43
Corporate Park Northwest	Houston	1981	174,359	79%	1,863	13.53	13.54
Corporate Park West	Houston	1999	175,665	78%	1,540	11.24	11.27
Corporate Park Woodland	Houston	2000	99,937	97%	1,003	10.35	10.76
Corporate Park Woodland II	Houston	2000	16,220	88%	167	11.70	15.55
Dairy Ashford	Houston	1981	42,902	37%	110	6.93	7.56
Holly Hall Industrial Park	Houston	1980	90,000	91%	642	7.84	7.34
Holly Knight	Houston	1984	20,015	100%	375	18.74	18.94
Interstate 10 Warehouse	Houston	1980	151,000	86%	579	4.46	4.60
Main Park	Houston	1982	113,410	79%	540	6.03	6.69
Plaza Park	Houston	1982	105,530	64%	636	9.42	9.11
Uptown Tower	Dallas	1982	253,981	81%	4,144	20.14	20.09
Westbelt Plaza	Houston	1978	65,619	67%	501	11.40	10.99
Westgate Service Center	Houston	1984	97,225	99%	720	7.48	7.46

Total / Weighted Average			1,531,737	81%	$14,259	$11.49	$11.51

(1)
Calculated as the tenant's actual December 31, 2017 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2017. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles in the United States (“GAAP”), historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2017 equaled approximately $51,000 for the month ended December 31, 2017.

(2)	Calculated as annualized base rent divided by GLA leased as of December 31, 2017. Excludes vacant space as of December 31, 2017.

(3)
Represents (i) the contractual base rent for leases in place as of December 31, 2017, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2017.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our Common Shares are quoted on the OTC Bulletin Board and on the pink sheets with the symbol “PRLE”. The number of holders of record of our Common Shares was 102 as of March 15, 2018, and we estimate we have approximately 304 beneficial holders of Common Shares as of that date. As of March 23, 2018, we had 405,169 Common Shares of beneficial interest outstanding.

Our Class A Cumulative Convertible Preferred Shares (“Class A Preferred Shares”) are quoted on the OTC Bulletin Board with the symbol “PRLEP”. The number of holders of record of our Class A Preferred Shares is two. Class A Preferred shareholders have the right to convert their shares into Common Shares, as follows: 95,226 Class A Preferred Shares are each convertible into 0.046 Common Shares and 161,410 Class A Preferred Shares are each convertible into 0.305 Common Shares.

Our Class C Convertible Preferred Shares were issued effective September 29, 2006 to the trustees of the Company who contributed cash and/or services for these shares. The Class C Convertible Preferred Shares are not quoted on an exchange or the OTC Bulletin Board.

The following table sets forth the quarterly high and low sale prices per share of our Common Shares for the years ended December 31, 2017 and 2016 as reported on the OTC Bulletin Board. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

For the Year Ended December 31, 2017	High	Low

First Quarter	$5.25	$3.00
Second Quarter	$3.60	$3.50
Third Quarter	$3.50	$3.24
Fourth Quarter	$4.05	$2.78

For the Year Ended December 31, 2016	High	Low

First Quarter	$3.00	$1.40
Second Quarter	$3.00	$1.76
Third Quarter	$2.50	$2.00
Fourth Quarter	$5.25	$1.75

On March 23, 2018, the closing price of our Common Shares reported on the OTC Bulletin Board was $2.80 per share.

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

Preferred Share Conversions

During 2017 and 2016, 0 and 1,600 preferred shares were converted into 0 and 73 Common Shares, respectively.

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities in 2017.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Pillarstone Capital REIT is a Maryland real estate investment trust engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP, a Delaware limited partnership organized in 2016. We are the sole general partner of Pillarstone OP. As of December 31, 2017, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and Whitestone OP owned approximately 81.4% of the outstanding equity in Pillarstone OP as of December 31, 2017. We account for Pillarstone OP on our financial statements using the equity method.

As of December 31, 2017, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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
As of December 31, 2017, Whitestone OP owns approximately 81.4% of the outstanding equity in Pillarstone OP. We account for Pillarstone OP on our financial statements using the equity method.

Results of Operations

The following is a discussion of our results of operations and comprehensive income for the years ended December 31, 2017 and 2016 and financial condition, including:

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2017 compared to the year ended December 31, 2016.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the year ended December 31, 2017, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

Comparison of the years ended December 31, 2017 and 2016

Revenues from Operations

Total revenues remained flat at $0 for the years ended December 31, 2017 and 2016. During 2015 and through December 7, 2016, the Company existed as a shell corporation with no revenue producing activities. Historically, the Company's only revenues consisted of interest income from equity securities. As of December 31, 2017 and 2016, we held no equity securities and our decision to invest in equity securities on a temporary basis in 2018 is dependent on market conditions and the availability of cash to invest. Accordingly, we anticipate nominal revenue in 2018.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, decreased $219,018, from $511,757 for the year ended December 31, 2016 to $292,739 for the year ended December 31, 2017. This net decrease is due to decreases in legal fees of $333,731 and other professional fees of $51,492 offset by increased accounting fees of $117,145, SEC filing charges and transfer agent fees of $10,036, acquisition expense of $19,716 and miscellaneous expenses of $19,308. The aforementioned decreases in expenses occurred primarily as a result of the completion of the preparation and execution of the Contribution Agreement and other transaction documents executed in connection with the Acquisition.
Loss from Operations

As a result of the above, the loss from operations decreased $219,018 from $511,757 for the year ended December 31, 2016 to $292,739 for the year ended December 31, 2017.

Equity in Income of Pillarstone OP

The increase of $260,537 in equity in income of Pillarstone OP occurred as a result of a full year of activity under the Contribution Agreement entered into on December 8, 2016 whereby Pillarstone purchased an 18.6% interest in Pillarstone OP. As Pillarstone accounts for this interest purchased as an equity method investment, Pillarstone recognizes a portion of Pillarstone OP's income and loss in its financial statements.

Net Loss Attributable to Common Shareholders

Based on the above, the net loss attributable to common shareholders decreased $479,555 from $496,981 for the year ended December 31, 2016 to $17,426 for the year ended December 31, 2017.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. During 2016, we were dependent on cash provided by loans in 2015 of $197,780 from five trustees on our board of trustees in exchange for convertible notes payable. The funds were utilized for part of the due diligence costs incurred in connection with the development and execution of the Contribution Agreement and other transaction documents executed in connection with the Acquisition as well as maintaining the Company's status as a smaller reporting company current in its quarterly and annual financial statement filings with the SEC. We have kept the public entity available for value-added real estate opportunities, including (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. During 2017, we were dependent on cash distributions from Pillarstone OP generated through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acquisition. Excess funds can be invested in cash equivalents depending on market conditions.

Cash Flows

As of December 31, 2017, our unrestricted cash resources were $179,385. During 2016, we were dependent on cash loaned during 2015 by five trustees on our board of trustees in exchange for convertible notes payable, to meet our liquidity needs because we did not have cash from operations to meet our operating requirements. During 2017, we were dependent on cash distributions from Pillarstone OP generated through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acquisition. During 2018, and future years, we will be dependent on these cash distributions from Pillarstone OP to meet our liquidity needs.

During the year ended December 31, 2017, the Company's cash balance increased by $171,940 from $7,445 at December 31, 2016 to $179,385 at December 31, 2017. During 2017, we had no cash financing activities. Cash provided by investing activities of $85,482 was primarily from regular distributions in connection with the Contribution Agreement from Pillarstone OP in excess of the Company's investment in Pillarstone OP.

Cash provided by operations of $86,458 included general and administrative costs, primarily for legal and professional costs associated with consummating the Contribution Agreement and other transaction documents executed in connection with the Acquisition, and for keeping Pillarstone current in its SEC filings so that it may be used for additional real estate transactions.

Future Obligations

The Company does not directly participate in any revenue generating activities, and as such, we currently have no cash from operations and have reduced our day-to-day overhead expenses and material future obligations. However, during December 2016, the Company, through the Contribution Agreement and its resulting 18.6% equity investment in Pillarstone OP, became a party to income generating activities. While the Company is developing strategies for the Real Estate Assets, we maintain reduced overhead expenses by issuing shares for our CEO’s salary and trustee fees, retaining our employees on a part-time unpaid basis, and not replacing employees who have left. We have also reduced the use of outside consultants, and negotiated discounts on or eliminated other expenses wherever possible.

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

Current Tax Status

At December 31, 2017, we have net operating loss carryforwards of $2,510,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2038. In the event of a change of ownership of the Company, our ability (or the ability of any company that acquires or merges with us) to use our net operating loss carryforwards will be limited by federal tax regulations.

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
Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2017, we had net operating loss carryforwards totaling $2,510,000.

While these losses created a deferred tax asset of $571,000, a valuation allowance of $571,000 was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2038. Pursuant to current Code regulations, we will be limited to using $651,600 of the prior net operating losses of $11,246,000, and these same regulations also limit the amount of loss used in any one year. Additionally, use of our net operating loss carryforwards will be limited in the event of a change in ownership of the Company.

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

During the Company’s fiscal years ended December 31, 2015 and 2016 and through January 19, 2017 (the “Engagement Date”) (1) there were no disagreements with Boulay on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Boulay, would have caused Boulay to make reference to the matter in its reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2014 and December 31, 2015 and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Exchange Act.

During the Company’s two most recent fiscal years as of the Engagement Date, the subsequent interim periods thereto, and through the Engagement Date, neither the Company nor anyone on its behalf consulted PKF regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer each concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP defined in the Exchange Act.
Our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the COSO (the Committee of Sponsoring Organizations) 2013 framework of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in the fourth fiscal quarter of 2017 in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

Table of Contents

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

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
10.17
Form of Fourth Amendment to Restricted Share Agreement for Trustees dated September 29, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.18
Fourth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 29, 2011 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.19
Form of Fifth Amendment to Restricted Share Agreement for Trustees dated September 28, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.20
Fifth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.21
Form of Sixth Amendment to Restricted Share Agreement for Trustees dated September 30, 2013 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

10.22
Sixth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2013 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

10.23
Form of Seventh Amendment to Restricted Share Agreement for Trustees dated September 30, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.24
Seventh Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2014 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.25
Form of Eighth Amendment to Restricted Share Agreement for Trustees dated September 30, 2015 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference)

10.26
Eighth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference)

10.27
Contribution Agreement among Whitestone REIT Operating Partnership, Pillarstone Capital REIT Operating Partnership LP and the Company dated December 8, 2016 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.28
OP Unit Purchase Agreement among Whitestone REIT Operating Partnership, Pillarstone Capital REIT Operating Partnership LP and the Company dated December 8, 2016 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.29
Tax Protection Agreement among Whitestone REIT Operating Partnership, Pillarstone Capital REIT Operating Partnership LP and the Company dated December 8, 2016 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.30
Amended and Restated Limited Partnership Agreement of Pillarstone Capital REIT Operating Partnership LP, dated December 8, 2016 (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

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

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (2)
31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (2)
32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)
99.1	Consolidated Financial Statements of Pillarstone Capital REIT Operating Partnership LP as of December 31, 2017 and for the period September 23, 2016 (Inception) to December 31, 2016 (2)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* The following financial information of the Registrant for the years ended December 31, 2017 and 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

(1)	Indicates a management contract or compensatory plan or arrangement

(2)	Filed or furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT
Date:	March 29, 2018	By:	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO

PILLARSTONE CAPITAL REIT
Date:	March 29, 2018	By:	/s/ John J. Dee
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

PILLARSTONE CAPITAL REIT

Signature	Title	Date

/s/ James C. Mastandrea James C. Mastandrea	Trustee, Chief Executive Officer and President	March 29, 2018
(Principal Executive Officer)

/s/ John J. Dee John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	March 29, 2018
(Principal Finance and Principal Accounting Officer)

/s/ Daryl J. Carter Daryl J. Carter	Trustee	March 29, 2018

/s/ Daniel G. DeVos Daniel G. DeVos	Trustee	March 29, 2018

/s/ Paul T. Lambert Paul T. Lambert	Trustee	March 29, 2018

/s/ Dennis H. Chookaszian Dennis H. Chookaszian	Trustee	March 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Pillarstone Capital REIT:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pillarstone Capital REIT and subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s Consolidated Financial Statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the Consolidated Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Consolidated Financial Statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Consolidated Financial Statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pannell Kerr Forster of Texas, P.C.

We have served as the Company's auditor since 2016.

Houston, Texas
March 29, 2018

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$179,385	$7,445
Marketable securities	100	100
Equity investment in Pillarstone Capital REIT Operating Partnership LP	—	14,776
Other assets	9,679	14,499
Fixed assets	3,398	—
Total assets	$192,562	$36,820
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$92,105	$27,541
Accounts payable - related party	316,103	316,103
Convertible notes payable - related parties	197,780	197,780
Accrued interest payable - related parties	41,832	22,108
Negative equity investment in Pillarstone Capital REIT Operating Partnership LP	88,880	—
Total liabilities	736,700	563,532
Commitments and contingencies	—	—
Shareholders' Equity (Deficit):
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2017 and 2016, $10.00 per share liquidation preference	2,567	2,567
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding at December 31, 2017 and 2016, $10.00 per share liquidation preference	2,444	2,444
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at December 31, 2017 and 2016	4,052	4,052
Additional paid-in capital	28,146,986	28,146,986
Accumulated deficit	(27,899,452)	(27,882,026)
Treasury shares, at cost, 38,130 shares	(800,735)	(800,735)
Total Pillarstone Capital REIT shareholders' deficit	(544,138)	(526,712)

Total liabilities and equity (deficit)	$192,562	$36,820

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
Revenues
Interest and dividend income	$—	$—
Total revenues	—	—

Expenses
General and administrative	273,015	491,925
Interest	19,724	19,832
Total expenses	292,739	511,757

Loss from operations	(292,739)	(511,757)

Equity in income of Pillarstone Capital REIT Operating Partnership LP	275,313	14,776

Net loss attributable to common shareholders	(17,426)	(496,981)

Net loss attributable to common shareholders per common share: Basic and Diluted	$(0.04)	$(1.23)

Weighted average number of common shares outstanding: Basic and Diluted	405,169	405,169

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Class A	Class C		Additional		Cost of
	Preferred	Preferred	Common	Paid-in	Accumulated	Shares held	Total
	Shares	Shares	Shares	Capital	Deficit	in Treasury	Deficit
Balance, December 31, 2015	$2,583	$2,444	$4,051	$28,146,971	$(27,385,045)	$(800,735)	$(29,731)

Conversion of Class A Preferred Shares to Common Shares	(16)	—	1	15	—	—	—

Net loss	—	—	—	—	(496,981)	—	(496,981)

Balance, December 31, 2016	2,567	2,444	4,052	28,146,986	(27,882,026)	(800,735)	(526,712)

Net loss	—	—	—	—	(17,426)	—	(17,426)

Balance, December 31, 2017	$2,567	$2,444	$4,052	$28,146,986	$(27,899,452)	$(800,735)	$(544,138)

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(17,426)	$(496,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in income of Pillarstone Capital REIT Operating Partnership LP	(275,313)	(14,776)
Distributions received from Pillarstone Capital REIT Operating Partnership LP	290,089	—
Changes in operating assets and liabilities:
Other assets	4,820	(4,547)
Accounts payable and accrued expenses	84,288	33,363
Accounts payable - related party	—	316,103
Net cash provided by (used in) operations	86,458	(166,838)

Cash flows from investing activities:
Excess distributions received from Pillarstone Capital REIT Operating Partnership LP	88,880	—
Purchases of fixed assets	(3,398)	—
Net cash provided by investing activities	85,482	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	171,940	(166,838)
Cash and cash equivalents at beginning of year	7,445	174,283
Cash and cash equivalents at end of year	$179,385	$7,445

Non cash investing and financing activities:
Conversion of Preferred A Shares to common shares	$—	$16
Investment in Pillarstone Capital REIT Operating Partnership LP	$—	$4,121,312
Distribution in kind from Pillarstone Capital REIT Operating Partnership LP	$—	$(4,121,312)

The accompanying notes are an integral part of the consolidated financial statements.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

1.	ORGANIZATION

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust (“REIT”) engaged in investing in, owning and operating commercial properties. In 2016, the shareholders of Pillarstone approved changing the Company's name from Paragon Real Estate Equity and Investment Trust to Pillarstone Capital REIT. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a real estate investment trust (“REIT”) or real estate operating company and (iii) joint venture investments. We serve as the general partner of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”), which was formed on September 23, 2016 as a Delaware limited partnership. We are the sole general partner of Pillarstone OP and we conduct substantially all operations and activities through Pillarstone OP. As of December 31, 2017, we owned 18.6% of the outstanding equity in Pillarstone OP.

2. BASIS OF PRESENTATION

Basis of consolidation. We have prepared the consolidated financial statements pursuant to the rules and regulations of the SEC. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of December 31, 2017 and 2016, the results of our operations for the years ended December 31, 2017 and 2016, and of our cash flows for the years ended December 31, 2017 and 2016 have been included.
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

Going concern. The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continued operations as a public company and paying liabilities in the normal course of business. The Company, through Pillarstone OP, acquired an equity investment in 14 real estate assets in December 2016 and its distributions of cash from Pillarstone OP are expected to be sufficient for the Company to continue as a going concern.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of estimates. In order to conform with generally accepted accounting principles in the United States (“GAAP”), management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2017 and December 31, 2016, and the reported amounts of revenues and expenses for the years ended December 31, 2017 and 2016. Actual results could differ from those estimates. Significant estimates include deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2017 and 2016 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's (“FASB”) Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

Equity method investment. The Company accounts for its investment in Pillarstone OP in accordance with ASC 323, “Investments - Equity Method and Joint Ventures,” which addresses the accounting for investments in entities over which the investor is deemed to exercise significant influence. The Company serves as the general partner of Pillarstone OP, with a 18.6% equity ownership interest and is a party to the Amended and Restated Agreement of Limited Partnership of Pillarstone OP, as described in Note 5 herein, which gives the general partner, subject to certain protective rights of the limited partners as described in Note 5, the responsibility and discretion for the management of Pillarstone OP, including the ability to cause Pillarstone OP to enter into certain major transactions including a merger of Pillarstone OP or a sale of substantially all of the assets of Pillarstone OP. As such, the Company is deemed to exercise significant influence but not complete control over Pillarstone OP. Additionally, we determined that we are not the primary beneficiary and thus the investment in Pillarstone OP qualifies for usage of the equity method of accounting.

Investments in equipment. Our investments in equipment assets are reported at cost. Depreciation expense is computed using the straight-line method based on the following useful lives:

Furniture, fixtures and equipment        3-7 years

There was no depreciation expense for the years ended December 31, 2017 and December 31, 2016.

Other assets. As of December 31, 2017, other assets totaled $9,679 for director and officer liability insurance. As of December 31, 2016, other assets of $14,499 are prepaid expenses for director and officer liability insurance of $9,202 and $5,297 of prepaid SEC filing charges.

Revenue recognition. Revenues are interest earned on cash balances and equity in earnings of an investee, and are recognized during the period in which they are earned.

Stock-based compensation. The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that these transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

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

The Company evaluates potential uncertain tax positions on an annual basis in conjunction with the board of trustees and its tax accountants. Authoritative literature provides a two-step approach to recognize and measure tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The Company has no uncertain tax positions that required adjustments to our consolidated financial statements in 2017 or 2016.

At December 31, 2017, we have net operating loss carryforwards totaling $2,510,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2038. Pursuant to regulations set forth in the Internal Revenue Code of 1986 as amended (the “Code”), Pillarstone will be limited to using $651,600 of the prior net operating losses of $11,246,000. These same regulations also limit the amount of loss used in any one year.

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

Fair value of financial instruments. We adopted ASC 820, “Fair Value Measurements and Disclosures,” as it applies to our financial instruments, and ASC 825, “Financial Instruments.” ASC 820 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. ASC 825 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during 2017 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Marketable Securities

December 31, 2017
Money Market Investment	$100	$—	$—

December 31, 2016
Money Market Investment	$100	$—	$—

The fair value of the marketable securities is based on quoted market prices in an active market.

Recent accounting pronouncements. Management has reviewed recently issued accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company's consolidated financial statements.

4. MARKETABLE SECURITIES

We had $100 of investments in marketable securities as of December 31, 2017 and 2016. All of the Company’s investments were in an insured deposit account at a securities brokerage firm. During 2017 and 2016, the Company made no transfers from the account at the securities brokerage firm to the operating account. There was no interest earned on the cash balances during 2017 and 2016.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

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

In connection with the Contribution Agreement, on December 8, 2016, the Company, as the general partner of Pillarstone OP, entered into an Amended and Restated Agreement of Limited Partnership of Pillarstone OP (as amended and restated, the “Amended and Restated Agreement of Limited Partnership”). Pursuant to the Amended and Restated Agreement of Limited Partnership, subject to certain protective rights of the limited partners described below, the general partner has responsibility and discretion in the management of Pillarstone OP, including the ability to cause Pillarstone OP to enter into certain major transactions including a merger of Pillarstone OP or a sale of substantially all of the assets of Pillarstone OP. Management agreements are in place delegating the management of the Real Estate Assets to Whitestone OP. The responsibilities delegated include property management, leasing and day-to-day advisory and administrative services. The limited partners have no power to remove the general partner without the general partner's consent. In addition, pursuant to the Amended and Restated Agreement of Limited Partnership, the general partner may not conduct any outside business without the consent of a majority of the limited partners other than in connection with certain actions described therein. As such, the Company is deemed to exercise significant influence but not complete control over Pillarstone OP. Additionally, we determined that we are not the primary beneficiary and thus the investment in Pillarstone OP qualifies for usage of the equity method of accounting.

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

The equity method of accounting requires our investment in Pillarstone OP be shown on our Balance Sheets as a single amount. Pillarstone's investment in Pillarstone OP amounted to an 18.6% ownership interest and carrying values of $(88,880) and $14,776 as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, the $(88,880) carrying value of our equity investment exceeded our equity in the underlying net assets of Pillarstone OP by approximately $78,000 and included equity in earnings of Pillarstone OP of $275,313 for the twelve month periods then ended, offset by distributions totaling $378,969 for the twelve month period ended December 31, 2017. This difference arose due to the $4,121,312 distribution in kind we received during December 2016, and the difference between the carrying value attributed to the assets and liabilities transferred to Pillarstone OP under common control accounting rules and their fair values. We are amortizing the difference over 25 years based on the estimate of the remaining useful lives of the properties acquired. Amortization of the difference is $3,120 for the twelve months December 31, 2017. There was no amortization during 2016. Pillarstone's investment in Pillarstone OP is negative as of December 31, 2017 due to the reductions in the balance from distributions received from Pillarstone OP and amortization offset by increases in the balance from equity in earnings from Pillarstone OP.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

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

Conversion of OP Units by limited partners. At any time on or after six months following the date of the initial issuance thereof, limited partners in Pillarstone OP holding OP Units have the right to convert their OP Units for cash, or at the option of the general partner, common shares of the Company. As of December 31, 2017 and 2016, there were 16,688,167 OP Units outstanding.

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

In conjunction with a one-time incentive exchange offer for Class A Preferred shareholders, Messrs. Mastandrea and Dee exchanged 534,668 of these restricted Class A Preferred Shares into 163,116 restricted Common Shares. The restrictions described above are also applicable to their Common Shares. The remaining 161,410 restricted Class A Preferred Shares held by Messrs. Mastandrea and Dee can each be converted into 0.305 restricted Common Shares. The market value of 161,410 restricted Class A Preferred Shares and 163,116 restricted Common Shares is approximately $590,000 at December 31, 2017 and there is limited trading volume of the Common Shares on OTC Bulletin Board.
The number of Common Shares and the conversion factor have been revised to reflect the 1-for-75 reverse split of the Common Shares that occurred in July 2006.

During 2017, no Class A Preferred Shares were converted into Common Shares, and during 2016, 1,600 Class A Preferred Shares were converted into 73 Common Shares.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

Effective September 29, 2006, Pillarstone filed articles supplementary to its Declaration of Trust, as amended, restated and supplemented with the State Department of Assessment and Taxation of Maryland designating 300,000 Class C Convertible Preferred Shares (“Class C Preferred Shares”). The Class C Preferred Shares have voting rights equal to the number of Common Shares into which they are convertible. Each Class C Preferred Share is convertible into Common Shares by dividing the sum of $10.00 and any accrued but unpaid dividends on the Class C Preferred Shares by the conversion price of $1.00. The Class C Preferred Shares have a liquidation preference of $10.00 per share, plus any accrued but unpaid dividends, and can be redeemed by the board of trustees at any time, with notice, at the same price per share.

Effective September 29, 2006, three independent trustees of Pillarstone signed subscription agreements to purchase 125,000 Class C Preferred Shares for an aggregate contribution of $500,000 to maintain Pillarstone as a corporate shell current in its SEC filings.

In addition, on September 29, 2006, Mr. Mastandrea signed a subscription agreement to purchase 44,444 restricted shares of Class C Preferred Shares. The consideration for the purchase was Mr. Mastandrea’s services as an officer of Pillarstone for the period beginning September 29, 2006 and ending September 29, 2008. The Class C Preferred Shares are subject to forfeiture and are restricted from being sold by Mr. Mastandrea until the latest to occur of a public offering by Pillarstone sufficient to liquidate the Class C Preferred Shares, an exchange of Pillarstone’s existing shares for new shares, or September 29, 2008. These shares were fully amortized by the original date in 2008.
Each of the trustees of Pillarstone signed a restricted share agreement with Pillarstone, dated September 29, 2006, to receive a total of 12,500 restricted Class C Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Preferred Shares are to be removed upon the latest to occur of a public offering by Pillarstone sufficient to liquidate the Class C Preferred Shares, an exchange of Pillarstone's existing shares for new shares, or September 29, 2008. These shares were fully amortized by the original date in 2008.
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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted Common Shares for the years ended December 31, 2017 and 2016:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2015	168,449	$11.44
Vested	—	—
Unvested at December 31, 2016	168,449	$11.44
Vested	—	—
Unvested at December 31, 2017	168,449	$11.44

In the above table, 163,116 restricted shares vest upon meeting performance goals as discussed under “Preferred Shares.” Since the grant date, we have determined that meeting these performance goals is not probable, and no compensation expense has been recognized related to this grant. The grant date fair value of $1,847,000 would be recognized at the point we deem it probable that we would meet the performance goals. The balance of 5,333 restricted shares had grant date fair values totaling $79,000, which was recognized in prior periods though the restrictions remain on the shares.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

On June 30, 2003, our shareholders approved the issuance of an agreement to issue additional Common Shares to Paragon Real Estate Development, LLC of which Mr. Mastandrea is the managing member, and Mr. Dee is a member. In September 2006, Pillarstone amended this agreement to include each of the trustees to the agreement so that if a trustee brings a new transaction to Pillarstone, he would receive additional Common Shares of Pillarstone in accordance with a formula in the agreement. In January 2016, the non-employee trustees and Mr. Mastandrea agreed to make this agreement for only non-employee trustees. The agreement is intended to serve as an incentive for our trustees to increase the asset base, net operating income, funds from operations, and share value of Pillarstone. The exact number of Common Shares that would be issued will be calculated in accordance with a formula in the agreement based on future acquisition, development or redevelopment transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional Common Shares. We would issue our Common Shares only upon the closing of a transaction. The maximum number of Common Shares a trustee may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of our Common Shares for 30 calendar days preceding the closing of any acquisition transaction. The Common Shares will be restricted until we achieve the five year pro forma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Pillarstone's net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement.
Options. On November 16, 1998, we adopted the 1998 Share Option Plan. In 2004, the board of trustees unanimously recommended and the shareholders approved amendments to our 1998 Share Option Plan to increase the number of shares available for grant from 42,222 to 46,666 and to conform with then current tax regulations (“2004 Plan”). The 2004 Plan expired in 2014; the one outstanding grant of 667 options remains effective until 90 days after the term ends of the individual trustee.

The following table summarizes the activity for outstanding stock options:

Options Outstanding
Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Shares	Price	(in years)	Intrinsic Value (1)

Balance at December 31, 2015	667	$33.75	1.25	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	—	$—
Balance at December 31, 2016	667	$33.75	1.25	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	—	—
Balance at December 31, 2017	667	$33.75	1.25	$—
Vested and exercisable as of December 31, 2017	—	$—	0	$—

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2017. Because the weighted average exercise price exceeds fair market value at December 31, 2017, there is no aggregate intrinsic value for the options.

The Company did not recognize any stock-based compensation expense during the years ending December 31, 2017 and 2016. As of December 31, 2017 and December 31, 2016, there was no remaining unrecognized cost related to stock options.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

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

As of December 31, 2017, the maximum number of Common Shares or OP Units available to be granted is 2,356,426, and no grants have been issued under the 2016 Plan.

9. LOSS PER SHARE

The Company applies the guidance of ASC 260, “Earnings Per Share,” for all periods presented herein. Net loss per weighted average common share outstanding - basic and diluted - are computed based on the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding for the years ended December 31, 2017 and 2016 was 405,169. Common share equivalents of 3,083,284 as of December 31, 2017 and 3,068,358 as of December 31, 2016 include outstanding convertible preferred shares, convertible notes payable and stock options, and are not included in net loss per weighted average common share outstanding-diluted as they would be anti-dilutive.

	Year ended December 31,
	2017	2016
Numerator
Net loss attributable to common shareholders	(17,426)	$(496,981)

Denominator
Weighted average Common Shares outstanding at December 31, 2017 and December 31, 2016 - basic and diluted	405,169	405,169

Basic and Diluted EPS
Net loss attributable to common shareholders - basic and diluted	$(0.04)	$(1.23)

10. DIVIDENDS AND DISTRIBUTIONS

No cash distributions were declared during 2017 and 2016 with respect to the common or preferred shares.

11. INCOME TAXES

There was no income tax provision for the years ended December 31, 2017 and 2016.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

	For the year ended December 31,
	2017	2016
Deferred benefit	$(6,000)	$(40,000)
Change in deferred rate (1)	350,000	156,000
Change in valuation allowance	(344,000)	(116,000)
Total tax provision	$—	$—

The tax provision differs from the expense that would result from applying Federal statutory rates as follows:

	For the year ended December 31,
	2017	2016
Benefit at Federal statutory rate	$(6,000)	$(40,000)
Change in deferred rate (1)	350,000	156,000
Change in valuation allowance	(344,000)	(116,000)
Tax provision	$—	$—

(1)	The deferred tax rate decreased from 40% to 34% during 2016 and decreased from 34% to 21% during 2017.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$571,000	$915,000
Valuation allowance	(571,000)	(915,000)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and has provided a full valuation allowance of $571,000 and $915,000, against the net deferred tax assets of the Company as of December 31, 2017 and 2016, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.

At December 31, 2017, the Company had net operating loss carryforwards of $2,510,000 available to be carried to future periods. Net operating loss carryforwards of $1,859,000 are available for Pillarstone to use without any limitation or restriction imposed by tax regulations. Changes in the ownership of Pillarstone’s shares that occurred in 2001, 2003 and 2006 have limited the amount of net operating losses to be used to approximately $72,400 per year for another 9 years, or a total of $651,600. Prior net loss carryforwards of approximately $10,642,000 cannot be used due to the limitations imposed by Section 382 of the Code related to the 2001, 2003 and 2006 changes of share ownership.

The loss carryforwards expire as follows:

Year Expiring	Net Operating Loss
2027	$1,551,000
2028	364,000
2029	248,000
2030	81,000
2031	52,000
2032	39,000
2033	61,000
2034	54,000
2035	57,000
2036	68,000
2037	95,000
2038	(160,000)
Total loss carryforwards	$2,510,000

12. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company incurred certain general and administrative expenses which were paid by Pillarstone OP on the Company's behalf, with the intent that the amount would be repaid in full at a later date, resulting in a related party payable as of December 31, 2016 totaling $316,103. This payable balance represented 77% and 92% of the Company's total accounts payable as of December 31, 2017 and December 31, 2016, respectively. These expenses represented 64.3% of the Company's total general and administrative expenses incurred during the year ended December 31, 2016. No such amounts were paid by Pillarstone OP during the year ended December 31, 2017 and the payable balance as of December 31, 2016 remains outstanding.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

On December 8, 2016, the Company entered into the Contribution Agreement with Pillarstone OP and Whitestone OP, both of which are related parties, resulting in the contribution of an equity ownership interest in Pillarstone OP to the Company valued at $4,121,312 and representing approximately 18.6% of the outstanding equity in Pillarstone OP. The terms of the Contribution Agreement were determined through arm's-length negotiations and were recommended to the board of trustees by a special committee of the board of trustees consisting solely of disinterested trustees of the Company and approved by the full board. During the period of December 8, 2016 through December 31, 2016, Pillarstone received a distribution in kind totaling $4,121,321 from Pillarstone OP and recognized equity in income of Pillarstone OP totaling $14,776, resulting in an ending equity investment balance in Pillarstone OP of $14,776 as of December 31, 2016. During the year ended December 31, 2017, the Company received distributions from Pillarstone OP totaling $378,969 and recognized equity in income of Pillarstone OP totaling $275,313, resulting in an ending negative equity investment balance in Pillarstone OP of $88,880 as of December 31, 2017.

Pursuant to the Contribution Agreement, the Company has agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act, the issuance of the Common Shares that may be issued upon redemption of the OP Units issued pursuant to each of the Contribution Agreement and the OP Unit Purchase Agreement (as defined below) and the offer and resale of such Common Shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit.

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

In connection with the Contribution Agreement, on December 8, 2016, the Company and Pillarstone OP entered into a Tax Protection Agreement (the “Tax Protection Agreement”) with Whitestone OP pursuant to which Pillarstone OP agreed to indemnify Whitestone OP for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the property acquired in the Contribution Agreement or if Pillarstone OP fails to maintain and allocate to Whitestone OP for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and Whitestone incurs taxes that must be paid to maintain its REIT status for federal tax purposes. The provisions of the Tax Protection Agreement would not apply if there were a Change of Control (as defined in the Purchase Agreement) and the Operating Partnership were to repurchase the OP Units issued under the Purchase Agreement from Whitestone OP at their initial issue price of $1.331 per OP Unit.

As detailed further in Note 13 below, in February 2017, the Company leased office space from Whitestone in Houston, Texas to support the day-to-day operations of Pillarstone OP. The termination date for the leased space is June 30, 2020.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

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

In February 2017, the Company leased office space from Whitestone in Houston, Texas to support the day-to-day operations of Pillarstone OP. For the year ended December 31, 2017, we expensed $12,634 in rent expense. A summary of the minimum future rents payable under our lease as of December 31, 2017 is as follows:

Years Ended December 31,	Amount Due
2018	14,178
2019	14,604
2020	7,410
Total	36,192

PILLARSTONE CAPITAL REIT
Schedule II - Valuation and Qualifying Accounts
December 31, 2017

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Year	Expense	Reserves	Year
Deferred tax asset allowance:
Year ended December 31, 2017	$915,000	$(344,000)	$—	$571,000
Year ended December 31, 2016	1,031,000	(116,000)	—	915,000
Year ended December 31, 2015	1,004,000	27,000	—	1,031,000

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total

Pillarstone OP Properties:
9101 LBJ Freeway	$1,597	$6,078	$1,128	$—	$1,597	$7,206	$8,803
Corporate Park Northwest	1,534	6,306	2,268	—	1,534	8,574	10,108
Corporate Park West	2,555	10,267	1,615	—	2,555	11,882	14,437
Corporate Park Woodland	652	5,330	830	—	652	6,160	6,812
Corporate Park Woodland II	2,758	—	26	—	2,758	26	2,784
Dairy Ashford	226	1,211	49	—	226	1,260	1,486
Holly Hall Industrial Park	608	2,516	395	—	608	2,911	3,519
Holly Knight	320	1,293	402	—	320	1,695	2,015
Interstate 10 Warehouse	208	3,700	495	—	208	4,195	4,403
Main Park	1,328	2,721	1,113	—	1,328	3,834	5,162
Plaza Park	902	3,294	1,141	—	902	4,435	5,337
Uptown Tower	1,621	15,551	4,794	—	1,621	20,345	21,966
Westbelt Plaza	568	2,165	958	—	568	3,123	3,691
Westgate Service Center	672	2,776	1,175	—	672	3,951	4,623
Total - Pillarstone OP Properties	$15,549	$63,208	$16,389	$—	$15,549	$79,597	$95,146

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017

		Accumulated Depreciation	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Acquired	Life
Pillarstone OP Properties:
9101 LBJ Freeway		$2,634	12/8/2016	5-39 years
Corporate Park Northwest		3,679	12/8/2016	5-39 years
Corporate Park West	(3)	4,959	12/8/2016	5-39 years
Corporate Park Woodland	(3)	3,331	12/8/2016	5-39 years
Corporate Park Woodland II		5	12/8/2016	5-39 years
Dairy Ashford	(3)	686	12/8/2016	5-39 years
Holly Hall Industrial Park	(3)	1,356	12/8/2016	5-39 years
Holly Knight		1,090	12/8/2016	5-39 years
Interstate 10 Warehouse	(3)	2,852	12/8/2016	5-39 years
Main Park	(3)	1,957	12/8/2016	5-39 years
Plaza Park	(3)	2,352	12/8/2016	5-39 years
Uptown Tower	(4)	7,384	12/8/2016	5-39 years
Westbelt Plaza	(3)	1,981	12/8/2016	5-39 years
Westgate Service Center	(3)	1,714	12/8/2016	5-39 years
Total - Pillarstone OP Properties		$35,980

(1)	Reconciliations of total real estate carrying value for the years ended December 31, 2017 and 2016 follows:

	( in thousands)
	2017	2016
Balance at beginning of period	$92,338	$—
Additions during the period:
Acquisitions	2,550	92,338
Improvements	1,265	—
	3,815	92,338
Deductions - cost of real estate sold or retired	(1,007)	—
Balance at close of period	$95,146	$92,338

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $84,646.

(3)	These properties secure a $37.0 million mortgage note.

(4)	This property secures a $16.5 million mortgage note.