Form 10-Q
period 2018-03-31
PILLARSTONE CAPITAL REIT
filed 2018-05-14
CIK 928953

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes [  ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes [ ]      No [X]

The Registrant had 405,169 common shares outstanding as of March 31, 2018.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$174,814	$179,385
Marketable securities	100	100
Other assets	7,000	9,679
Fixed assets	2,831	3,398
Total assets	$184,745	$192,562

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$68,363	$92,105
Accounts payable - related party	316,103	316,103
Convertible notes payable - related parties	197,780	197,780
Accrued interest payable - related parties	46,763	41,832
Negative equity investment in Pillarstone Capital REIT Operating Partnership LP	82,256	88,880
Total liabilities	711,265	736,700
Commitments and contingencies	—	—
Shareholders' Equity (Deficit):
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at March 31, 2018 and December 31, 2017, $10.00 per share liquidation preference	2,567	2,567
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding at March 31, 2018 and December 31, 2017, $10.00 per share liquidation preference	2,444	2,444
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at March 31, 2018 and December 31, 2017	4,052	4,052
Additional paid-in capital	28,146,986	28,146,986
Accumulated deficit	(27,881,834)	(27,899,452)
Treasury shares, at cost, 38,130 shares	(800,735)	(800,735)
Total Pillarstone Capital REIT shareholders' deficit	(526,520)	(544,138)

Total liabilities and equity (deficit)	$184,745	$192,562

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
Revenues
Interest and dividend income	$—	$—
Total revenues	—	—

Expenses
General and administrative	98,664	147,821
Depreciation	566	—
Interest	4,931	4,876
Total expenses	104,161	152,697

Loss from operations	(104,161)	(152,697)

Equity in income of Pillarstone Capital REIT Operating Partnership LP	121,779	64,249

Net income (loss) attributable to common shareholders	$17,618	$(88,448)

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.04	$(0.22)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.01	$(0.22)

Weighted average number of common shares outstanding:
Basic	405,169	405,169
Diluted	2,903,219	405,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$17,618	$(88,448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	566	—
Equity in income of Pillarstone Capital REIT Operating Partnership LP	(121,779)	(23,165)
Distributions received from Pillarstone Capital REIT Operating Partnership LP	115,155	—
Changes in operating assets and liabilities:
Distribution receivable	—	(41,084)
Other assets	2,680	8,926
Accounts payable and accrued expenses	(18,811)	139,460
Net cash used in operations	(4,571)	(4,311)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(4,571)	(4,311)
Cash and cash equivalents at beginning of year	179,385	7,445
Cash and cash equivalents at end of year	$174,814	$3,134

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

Business. Pillarstone Capital REIT is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. We serve as the general partner of Pillarstone Capital REIT Operating Partnership LP ("Pillarstone OP"), which was formed on September 23, 2016 as a Delaware limited partnership. We currently conduct substantially all operations and activities through Pillarstone OP. As the general partner of Pillarstone OP, we have responsibility and discretion in the management of Pillarstone OP, subject to certain customary exceptions. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or a real estate operating company, and (iii) joint venture investments.

Basis of Presentation. The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2017 are derived from our audited consolidated financial statements as of that date. The unaudited financial statements as of and for the periods ended March 31, 2018 and 2017 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, we believe that the included disclosures are adequate to make the information presented not misleading. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Pillarstone and our subsidiary as of March 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2018 and 2017.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 29, 2018 (the “2017 Form 10-K”).

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

Cash flow statement classification of equity method investment. The Company follows the guidance the Financial Accounting Standards Board issued in August 2016 on the classification of certain cash receipts and payments in the statement of cash flows, including distributions received from equity method investments. We have adopted this guidance for all periods presented and have chosen to classify distributions received from Pillarstone OP using the cumulative earnings approach. Under this approach, any distributions received up to the cumulative equity earnings are considered a return on investment and are classified as operating activities. Any excess distributions are considered a return of investment and are classified as investing activities.

2. MARKETABLE SECURITIES

As of March 31, 2018, our marketable securities had a fair market value of $100. This value was determined using Level 1 inputs and is based on the amount of cash in an insured deposit account at the brokerage firm. During the three months ended March 31, 2018, there were no transfers to the operating account from the brokerage firm, and there was no interest income earned in the account at the brokerage firm.

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

In connection with the Contribution Agreement, on December 8, 2016, Pillarstone, as the general partner of Pillarstone OP, entered into an Amended and Restated Agreement of Limited Partnership of Pillarstone OP (as amended and restated, the “Limited Partnership Agreement”). Pursuant to the Limited Partnership Agreement, subject to certain protective rights of the limited partners described below, the general partner has responsibility and discretion in the management and control of Pillarstone OP, including the ability to cause Pillarstone OP to enter into certain major transactions including a merger of Pillarstone OP or a sale of substantially all of the assets of Pillarstone OP. The limited partners have no power to remove the general partner without the general partner's consent. In addition, pursuant to the Limited Partnership Agreement, the general partner may not conduct any business other than in connection with the ownership, acquisition and disposition of Pillarstone OP's interest and management of its business without the consent of a majority of the limited partners other than in connection with certain actions described therein. As such, the Company is deemed to exercise significant influence but not complete control over Pillarstone OP. Additionally, we determined that we are not the primary beneficiary under the variable interest entity rules prescribed by GAAP, and thus the investment in Pillarstone OP qualifies for usage of the equity method of accounting.

The equity method of accounting requires our investment in Pillarstone OP be shown on our Balance Sheets as a single amount. Pillarstone's investment in Pillarstone OP amounted to an 18.6% ownership interest and carrying values of $(82,256) and $(88,880) as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the $(82,256) carrying value of our equity investment exceeded our equity in the underlying net assets of Pillarstone OP by approximately $70,257. This difference arose due to the $4,121,312 in-kind distribution we received during December 2016, and the difference between the carrying value attributed to the assets and liabilities transferred to Pillarstone OP under common control accounting rules and their fair values. We are amortizing the difference over 25 years based on the estimate of the remaining useful lives of the properties acquired. Amortization of the difference is $393 and $0 for the three month periods ending March 31, 2018 and March 31, 2017, respectively. Pillarstone's investment in Pillarstone OP is negative as of March 31, 2018 due to the reductions in the balance from distributions received from Pillarstone OP and amortization offset by increases in the balance from equity in earnings from Pillarstone OP. Equity in earnings for the three month periods ending March 31, 2018 and 2017 were $121,779 and $64,249, respectively, and distributions declared for the three month periods ending March 31, 2018 and 2017 were $115,155 and $41,084, respectively.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The combined results of operations and financial position of Pillarstone OP are summarized below (in thousands):

	Three Months Ended March 31,
Condensed income statement information:	2018	2017

Property revenues	$4,268	$4,020
Property expenses	1,883	2,068
Other expenses	1,708	1,575
Provision for income taxes	19	25
Loss on sale or disposal of assets	—	6
Net income	$658	$346

Pillarstone's equity in earnings of Pillarstone OP	$122	$64

Condensed balance sheet information:	March 31, 2018	December 31, 2017

Real estate assets, net of accumulated depreciation	$59,005	$59,166
Other assets	8,297	9,954
Total assets	$67,302	$69,120

Notes payable	$64,013	$64,313
Other liabilities	4,091	5,690
Total liabilities	68,104	70,003

Total deficit	(802)	(883)

Total liabilities and deficit	$67,302	$69,120

4. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum, mature on November 20, 2018 and can be converted by the noteholders into common shares at the rate of $1.331 per common share at any time. After six months, the Company can convert the notes payable and accrued interest into common shares and as of March 31, 2018, the Company did not intend to convert the notes payable and accrued interest into common shares. At maturity or when the Company chooses to convert the notes payable and accrued interest into common shares, the noteholders have the option to receive cash plus accrued interest or convert the notes and accrued interest into common shares.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that could occur if Class A Cumulative Convertible Preferred Shares (the “Preferred Class A Shares”), Class C Cumulative Convertible Preferred Shares (the “Preferred Class C Shares”), and convertible notes payable were converted into common shares. We had 2,498,050 potentially convertible securities based on Preferred Class A Shares and Preferred Class C Shares that were included in the calculation of dilutive earnings (loss) per share for the three month period ended March 31, 2018. We had 183,729 potentially convertible securities based on convertible notes payable and accrued interest that were excluded from the calculation of dilutive earnings per share for the three month period ended March 31, 2018, and 2,666,919 potentially convertible securities based on Preferred Class A Shares, Preferred Class C Shares and convertible notes payable and accrued interest that were excluded from the calculation of dilutive earnings loss per share for the three month period ended March 31, 2017, as they were anti-dilutive. Options for 667 common shares have been excluded from the calculation of dilutive earnings per share due to the exercise price being significantly higher than the market price of the common shares.

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss) available to common shareholders	$17,618	$(88,448)

Denominator:
Weighted average number of common shares - basic	405,169	405,169
Effect of dilutive securities:
Assumed conversion of Preferred A Shares	53,610	—
Assumed conversion of Preferred C Shares	2,444,440	—
Assumed conversion of convertible notes payable and accrued interest	—	—
Weighted average number of common shares - dilutive	2,903,219	405,169

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.04	$(0.22)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.01	$(0.22)

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

As of March 31, 2018, the maximum number of common shares of the Company or OP Units available to be granted based on 2,903,219 potentially converted common shares, exclusive of 183,729 potentially converted common shares from convertible notes payable, and 13,591,764 potentially converted OP Units is 2,356,426, and no grants have been issued under the 2016 Plan.

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of the 2017 Form 10-K.

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

Pillarstone is currently engaged in investing in, owning and operating commercial properties. Substantially all of our business is conducted through our operating partnership Pillarstone Capital REIT Operating Partnership, a Delaware limited partnership formed on September 23, 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of March 31, 2018, we owned approximately 18.6% of the outstanding equity in Pillarstone OP, and Whitestone OP owned approximately 81.4% of the outstanding equity in Pillarstone OP. We account for Pillarstone OP on our financial statements using the equity method. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or a real estate operating company, and (iii) joint venture investments.

As of March 31, 2018, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three month periods ended March 31, 2018 and 2017 and our financial condition, including:

•
Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended March 31, 2018 compared to the three month period ended March 31, 2017.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three month periods ended March 31, 2018 and 2017, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Comparison of the Three Month Periods Ended March 31, 2018 and 2017

Revenues from Operations

There was no revenue for the three month periods ended March 31, 2018 and 2017. This was the result of no operations or temporary investments in marketable securities.

Expenses from Operations

Total expenses, comprised of general and administrative expenses, decreased $49,157 from $147,821 for the three month period ended March 31, 2017 to $98,664 for the three month period ended March 31, 2018. This decrease is primarily the result of decreases in acquisition expenses of $19,717, legal fees of $10,691, SEC filing charges and transfer agent fees of $7,954 and other expenses of $10,795. Depreciation increased $566 and interest expense increased $55 for the three month period ended March 31, 2018 as compared to three month period ended March 31, 2017.

Loss from Operations

As a result of the above, the loss from operations decreased $48,536 from $152,697 for the three month period ended March 31, 2017 to $104,161 for the three month period ended March 31, 2018.

Equity in income of Pillarstone OP

The equity in income of Pillarstone OP increased $57,530 from $64,249 for the three month period ended March 31, 2017 to $121,779 for the three month period ended March 31, 2018. Pillarstone accounts for its interest as an equity method investment. Pillarstone recognizes a portion of Pillarstone OP's income in its financial statements.

Net income (loss) attributable to common shareholders

Due to the above, the Company generated net income attributable to common shareholders of $17,618 during the three months ended March 31, 2018 compared to a net loss attributable to common shareholders of $88,448 for the three months ended March 31, 2017.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 3 to our audited consolidated financial statements included in the 2017 Form 10-K. The following section is a summary of certain aspects of those accounting policies that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements.

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At March 31, 2018, we had net operating loss carryforwards totaling $2,460,000.

While these losses created a deferred tax asset of $567,000, a valuation allowance of $567,000 was applied against this asset because of the uncertainty of whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036. Pursuant to current Code regulations, we will be limited to using $1,881,000 of the prior net operating losses of $11,196,000, and these same regulations also limit the amount of loss used in any one year. Additionally, use of our net operating loss carryforwards will be limited in the event of a change in ownership of the Company.

Liquidity and Capital Resources

Cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions have generally provided the primary sources of liquidity to the Company. Historically, the Company has used these sources to fund operating expenses, satisfy its debt service obligations and fund distributions to shareholders. During most of 2016, we were dependent on cash provided by loans in 2015 of $197,780 from five trustees on our board of trustees in exchange for convertible notes payable (see Note 4 of our unaudited consolidated financial statements). The funds were utilized for due diligence costs incurred in connection with the negotiation and execution of the Acquisition and related transaction documents as well as maintaining the Company's status as a smaller reporting company current in its periodic filings with the SEC. We have kept the public entity available for value-added real estate opportunities, including (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. During 2017 and 2018 we have been dependent on cash distributions from Pillarstone OP generated through Pillarstone OP's ownership of real estate assets acquired in the Acquisition. Excess funds can be invested in cash equivalents depending on market conditions.

Cash Flows

As of March 31, 2018, our unrestricted cash resources were $174,814. We are dependent on cash distributions from Pillarstone OP generated through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs and have received distributions of $115,155 for the three months ended March 31, 2018.

We had cash and cash equivalents of $174,814 as of March 31, 2018, as compared to $179,385 on December 31, 2017. The decrease of $4,571 was the result of cash used in operations. During the three months ended March 31, 2018, we had no investing or financing activities.

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

Current Tax Status

At March 31, 2018, we have net operating loss carryforwards of $2,460,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036. In the event of a change of ownership of the Company, our ability (or the ability of any company that acquires or merges with us) to use our net operating loss carryforwards will be limited by federal tax regulations.

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

ITEM 4. CONTROLS AND PROCEDURES

James C. Mastandrea, our Chairman of the Board, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2018. Based on this evaluation, Mr. Mastandrea and Mr. Dee each concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

There was no change during the three months ended March 31, 2018 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

* The following financial information of the Registrant for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ James C. Mastandrea
Date:	May 14, 2018		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	May 14, 2018		John J. Dee Chief Financial Officer (Principal financial and accounting officer)