Form 10-K/A
period 2016-12-31
PILLARSTONE CAPITAL REIT
filed 2018-09-18
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K/A
(AMENDMENT NO. 2)
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

DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which proxy statement was filed on March 31, 2017 for the year ended December 31, 2016 .

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) amends and restates certain items noted below in the Annual Report on Form 10-K of Pillarstone Capital REIT (the “Company”) for the fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2017 (the “Original Filing”) and as amended by Amendment No. 1 filed with the SEC on April 3, 2017. This Form 10-K/A restates the Company's consolidated financial statements and related disclosures for the year ended December 31, 2016 to reflect the correction of an accounting error described below.

Background and Effect of Restatement

As previously disclosed, on December 8, 2016, the Company and Pillarstone Capital REIT Operating Partnership LP, a subsidiary and the operating partnership of the Company (the “Operating Partnership” or “Pillarstone OP”), entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to the Company and the Operating Partnership. Pursuant to the Contribution Agreement, Whitestone OP contributed to the Operating Partnership all of the equity interests in four of its wholly-owned subsidiaries (the "Subsidiaries"): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company. The Subsidiaries own 14 real estate assets and, in exchange for this contribution, Whitestone OP received aggregate consideration of approximately $84.0 million, consisting of (i) approximately $18.1 million of Class A units representing limited partnership interests in the Operating Partnership (“OP Units”), issued at a price of $1.331 per OP Unit; and (ii) the assumption of approximately $65.9 million of liabilities by the Operating Partnership (collectively, the “Acquisition”). The Company is the general partner of the Operating Partnership and, immediately after the Acquisition, had an equity ownership interest in the Operating Partnership representing approximately 18.6% and valued at approximately $4.1 million.

In connection with the Contribution Agreement, on December 8, 2016, the Company, as the general partner of the Operating Partnership, entered into an Amended and Restated Agreement of Limited Partnership of the Operating Partnership (as amended and restated, the “Limited Partnership Agreement”). Pursuant to the Limited Partnership Agreement, subject to certain protective rights of the limited partners described below, the general partner has responsibility and discretion in the management and control of the Operating Partnership, including the ability to cause the Operating Partnership to enter into certain major transactions including a merger of the Operating Partnership or a sale of substantially all of the assets of the Operating Partnership. The limited partners have no power to remove the general partner without the general partner's consent. In addition, pursuant to the Limited Partnership Agreement, the general partner may not conduct any business other than in connection with the ownership, acquisition and disposition of the Operating Partnership’s interest and management of its business without the consent of a majority of the limited partners other than in connection with certain actions described therein. As such, the Company was deemed to exercise significant influence but not complete control over the Operating Partnership. As of the date of the Acquisition, the Company determined that it was not the primary beneficiary of the Operating Partnership under the variable interest entity (“VIE”) rules prescribed by U.S. generally accepted accounting principles (“U.S. GAAP”), and thus the Company’s investment in the Operating Partnership qualified for usage of the equity method of accounting.

In November 2017, the Company and Whitestone each received a comment letter from the Staff (the “Staff”) of the Division of Corporation Finance of the SEC relating to the Company’s and Whitestone’s Annual Reports on Form 10-K for the year ended December 31, 2016. In the respective letters, the Staff requested that the Company and Whitestone provide them with an analysis to support the determination that the Operating Partnership is a VIE of which Whitestone is the primary beneficiary. In response to the Staff’s comment, Whitestone, on its own behalf and on behalf of the Company, provided the Staff with its analysis of Whitestone’s accounting and financial reporting obligations relating to its interest in the Operating Partnership. After communicating its analysis and conclusions to the Staff and responding to additional questions from the Staff relating to this matter, the Staff did not object to or otherwise take exception to the initial determinations at the time of the consummation of the Acquisition in December 2016 but provided a verbal reminder in that the determination of the primary beneficiary of a VIE should be continually reassessed, and recommended that Whitestone consider pre-clearing future accounting treatment of the Operating Partnership with the Staff of the Office of the Chief Accountant (“OCA”).

In connection with the preparation and review of its financial statements for the quarter ended March 31, 2018, Whitestone concluded, in accordance with the Staff’s recommendation, and after consultation with its outside accounting advisors, that it would be prudent to seek pre-clearance from the OCA of Whitestone's proposed treatment of the Operating Partnership in its financial statements for such quarter. Accordingly, in April 2018, Whitestone submitted a letter to the OCA seeking their concurrence with its determinations that Whitestone maintained its status as the primary beneficiary of the Operating Partnership and, accordingly, should continue to consolidate the Operating Partnership in its financial statements for the quarter ended March 31, 2018 in accordance U.S. GAAP. After further correspondence, including telephonic meetings between Whitestone, its advisors and the OCA, the OCA informed Whitestone that it objected to Whitestone’s and the Company’s conclusions that Whitestone was the primary beneficiary of the Operating Partnership since the Acquisition in December 2016 and during the subsequent periods. Whitestone and the Company respectfully disagreed with the OCA’s determination and Whitestone, on its own behalf and on behalf of the Company, made a formal appeal to the Chief Accountant of the SEC in June 2018.

In July 2018, Whitestone and its advisory team of accounting and legal professionals met with the Chief Accountant, members of the OCA and Division of Corporate Finance. On July 30, 2018, the Chief Accountant of the SEC informed Whitestone that its formal appeal was denied and that the OCA objected to Whitestone’s and the Company’s presentation of their investments in the Operating Partnership under the VIE accounting guidance since the consummation of the Acquisition in December 2016. As a result, the Company’s management has determined that the Company should not have used the equity method of accounting to present its investment in the Operating Partnership in its audited consolidated financial statements for the years ended December 31, 2016 and December 31, 2017 and unaudited consolidated financial statements for the quarters ended March 31, 2017; June 30, 2017; September 30, 2017 and March 31, 2018 (collectively, the “Prior Period Financial Statements”). After consideration of the OCA’s objection to Whitestone’s original accounting, the Company evaluated its original accounting of the equity method and the materiality of the error quantitatively and qualitatively and concluded that it was material to the Prior Period Financial Statements. The Company will revise its original accounting treatment accordingly in the amended filings. The Company has determined that it is the primary beneficiary of the Operating Partnership through the Company's power to direct the activities that most significantly impact the Operating Partnership’s economic performance and the Company's right to receive benefits based on its ownership percentage in the Operating Partnership. Accordingly, the Company will account for the Operating Partnership as a VIE and will fully consolidate it in the Company's financial statements prospectively and in the amended filings. Whitestone OP’s 81.4% interest in the Operating Partnership will be accounted for as a non-controlling interest and deducted from the Company’s share of net income and equity in the Operating Partnership.

Items Amended in This Filing

This Form 10-K/A amends and restates the following indicated parts of the Original Filing:

•	Part I, Item 2. Properties

•	Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 9A. Controls and Procedures

•	Part IV, Item 15. Exhibits and Financial Statement Schedules

PILLARSTONE CAPITAL REIT
FORM 10-K/A
Year Ended December 31, 2016

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	14

	SIGNATURES.	17

Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Pillarstone Capital REIT and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto in this Annual Report on Form 10-K/A.

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the federal securities laws, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K/A. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K/A include:

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
Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of December 31, 2016, we owned 18.6% of the outstanding equity in Pillarstone OP and fully consolidate it on our financial statements.

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

Pursuant to the Contribution Agreement, Pillarstone agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act of 1933, as amended (the “Securities Act”), the issuance of the common shares of beneficial interest in Pillarstone (the “Common Shares”) that may be issued upon redemption of the OP Units issued pursuant to each of the Contribution Agreement and the OP Unit Purchase Agreement (as defined below) and the offer and resale of such Common Shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. Pillarstone and Whitestone agreed to extend the filing of the shelf registration statement to a date not later than June 8, 2019, or the date that the Company closes a public equity offering.

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

As a result of the Acquisition, Whitestone OP owns approximately 81.4% and Pillarstone owns approximately 18.6% of the outstanding equity in Pillarstone OP, which is fully consolidated on Pillarstone's financial statements.

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

Pillarstone Capital REIT
Real Estate Assets
As of December 31, 2016

Community Name	Location	Year Built/ Renovated	GLA	Percent Occupied at 12/31/2016	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
9101 LBJ Freeway	Dallas	1985	125,874	84%	$1,578	$14.92	$14.85
Corporate Park Northwest	Houston	1981	174,359	82%	1,746	12.21	12.55
Corporate Park West	Houston	1999	175,665	82%	1,561	10.84	10.96
Corporate Park Woodland	Houston	2000	99,937	94%	956	10.18	10.73
Corporate Park Woodland II	Houston	2000	16,220	95%	227	14.73	14.67
Dairy Ashford	Houston	1981	42,902	29%	102	8.20	8.36
Holly Hall Industrial Park	Houston	1980	90,000	91%	739	9.02	9.10
Holly Knight	Houston	1984	20,015	85%	332	19.51	19.28
Interstate 10 Warehouse	Houston	1980	151,000	88%	571	4.30	4.66
Main Park	Houston	1982	113,410	78%	664	7.51	7.69
Plaza Park	Houston	1982	105,530	61%	643	9.99	10.80
Uptown Tower	Dallas	1982	253,981	77%	3,313	16.94	19.32
Westbelt Plaza	Houston	1978	65,619	82%	505	9.39	9.66
Westgate Service Center	Houston	1984	97,225	87%	592	7.00	7.74

Total / Weighted Average			1,531,737	81%	$13,529	$10.90	$11.53

(1)
Calculated as the tenant's actual December 31, 2016 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2016. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2016 equaled approximately $53,000 for the month ended December 31, 2016.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone OP. As of December 31, 2016, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and we fully consolidate it on our financial statements.

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

On December 8, 2016, Pillarstone and Pillarstone OP entered into the Contribution Agreement with Whitestone OP, a subsidiary and the operating partnership of Whitestone, both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries: CP Woodland; Industrial-Office; Whitestone Offices; and Uptown Tower that own the Real Estate Assets for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP (collectively, the “Acquisition”).
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

Comparison of the years ended December 31, 2016 and 2015

Leasing Activity

As of December 31, 2016, we owned 14 properties with 1,531,737 square feet of GLA, which were approximately 81% occupied.

Revenues from Operations

We had rental income and tenant reimbursements of approximately $1,140,000 for the year ended December 31, 2016 due to the Acquisition of the Real Estate Assets through Pillarstone OP on December 8, 2016.

Expenses from Operations

We had property expenses of approximately $571,000 for the year ended December 31, 2016 due to the Acquisition of the Real Estate Assets through Pillarstone OP on December 8, 2016. General and administrative expenses increased approximately $427,000 for the year ended December 31, 2016 due to an increase in legal and other professional fees related to the Acquisition by Pillarstone OP. Interest expense increased approximately $174,000 as a result of the assumption of $65,937,000 in debt on the Real Estate Assets. Depreciation and amortization was approximately $163,000 for the year ended December 31, 2016 due to the Acquisition of the Real Estate Assets through Pillarstone OP on December 8, 2016.

Liquidity and Capital Resources

During most of 2016 and all of 2015 the Company was a corporate shell current in its SEC filings. In December 2016, after the Acquisition, cash was provided by operations, equity transactions, and borrowings from affiliates and lending institutions as the primary sources of liquidity to the Company. During 2015 and most of 2016, we were dependent on cash provided by loans in 2015 of $197,780 from five trustees on our board of trustees in exchange for convertible notes payable. The funds were utilized for due diligence costs incurred in connection with the development and execution of the Contribution Agreement and other transaction documents executed in connection with the Acquisition as well as maintaining the Company's status as a smaller reporting company current in its quarterly and annual financial statement filings with the SEC. We kept the public entity available for value-added real estate opportunities, including (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

Cash Flows

As of December 31, 2016, our unrestricted cash resources were $1,243,000. During most of 2016, we were dependent on cash loaned during 2015 by five trustees on our board of trustees in exchange for convertible notes payable, to meet our liquidity needs because we did not have cash from operations to meet our operating requirements. During 2017 and future years, we will be dependent on cash generated by Pillarstone OP through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs.

During the year ended December 31, 2016, the Company's cash balance increased by $1,069,000 from $174,000 at December 31, 2015 to $1,243,000 at December 31, 2016. This increase in cash was due to proceeds received from Pillarstone OP issuing OP units, net of offering costs, of approximately $1,412,000 offset by our cash used in operating activities of $343,000.

Cash used for continuing operations included general and administrative costs, primarily for legal and professional costs associated with consummating the Contribution Agreement and other transaction documents executed in connection with the Acquisition, and for keeping Pillarstone current in its SEC filings so that it may be used for additional real estate transactions.

Future Obligations

As part of the Acquisition on December 8, 2016, the Operating Partnership assumed approximately $65.9 million of liabilities related to the 14 real estate assets contributed by Whitestone OP. As the general partner of the Operating Partnership, we are ultimately liable for the repayment of the loans.

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

Subsequent to the Acquisition through which Pillarstone OP acquired the Real Estate Assets, Pillarstone intends to develop strategies for the properties in order to create value for the enterprise and our shareholders. As part of the Acquisition, Pillarstone OP and Whitestone OP have agreed that Pillarstone OP may require Whitestone OP to purchase up to an aggregate of $3.0 million of additional OP Units from Pillarstone OP at $1.331 per unit over a two year period ending December 8, 2018. To implement the strategy to create value with the Real Estate Assets, additional capital will need to be raised.

Current Tax Status

At December 31, 2016, we have net operating loss carry-forwards of $734,000 without any limitation or restriction imposed by tax regulations. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036.

We and our subsidiaries are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Interest Rates and Inflation

Interest rates fell during 2008 as the Federal Reserve Bank lowered the discount rate which remained low through 2016. Due to record low interest rates, capital markets were generally not accessible by small real estate companies like Pillarstone from 2009 through 2011, and debt financing was only available to larger creditworthy companies. Financial institutions tightened financial covenant tests, decreased loan-to-value ratios, and charged higher fees for loans, which has reduced the number of real estate transactions. While credit markets have been more active since 2013, Pillarstone did not participate in any transactions to raise capital.

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

Application of Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to make certain estimates and assumptions. The following section is a summary of certain estimates that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements.

Revenue recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable.  Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We have established an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible.

Acquired Properties and Acquired Lease Intangibles.  We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values at the time of purchase. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings, respectively.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2016.

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2016, we had net operating loss carry-forwards totaling $734,000.

These losses together with timing differences created a deferred tax asset of $867,000, a valuation allowance of $867,000 was applied against this asset because of the uncertainty of whether we will be able to use this deferred tax asset, which will expire in varying amounts through the year 2036.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2016, because of the material weakness discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), as a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP defined in the Exchange Act and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or members of the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.

Our management assessed the effectiveness of our internal control over financial reporting at the time the Original Filing was filed on March 22, 2017. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessments, at the time the Original Filing was filed on March 22, 2017, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2016. Subsequent to this evaluation, the Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal control over financial reporting.

We failed to design controls over the application of ASC 810, Variable Interest Entities; specifically, the recording of the Company’s investment in the Operating Partnership. The material weakness was identified by us in connection with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Pillarstone’s independent registered public accounting firm has re-issued an attestation report on the effectiveness of Pillarstone’s internal control over financial reporting, which appears in this Annual Report on Form 10-K/A.

Management’s Plans for Remediation

As soon as management became aware of this material weakness in internal control over financial reporting we began taking immediate actions to remediate the material weakness.

The specific material weakness related to the misapplication of ASC 810 upon the formation of the Company. The Company adjusted its accounting of the Operating Partnership, changing the accounting from the equity method (ASC 323, "Investments - Equity Method and Joint Venture) to consolidation under ASC 810. This change in accounting is a one-time adjustment that effected the first year of reporting after the December 8, 2016 Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P.

We intend to strengthen our controls around the application of ASC 810 and the adoption of any unique accounting applications by preparing formal written memos for every new standard that is applicable to the Company as opposed to the more material ones as we have historically done. We have taken steps to remediate the material weaknesses described above, including (1) reviewing the processes that identify unique accounting transactions, (2) implementing new control procedures that clearly document how unique transactions will be assessed under U.S. GAAP and use of external resources as necessary and (3) adjusted our communications with the Audit Committee that describe the results of such documentation.

We do not expect to incur material costs to remediate this control and expect to have this material weakness remediated no later than September 30, 2018.

Notwithstanding the existence of the internal control deficiencies, management believes that the consolidated financial statements in this Form 10-K/A fairly present, in all material respects, the Company's financial condition as of December 31, 2016 and results of its operations and cash flows for the year ended December 31, 2016, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement was filed with the SEC on March 31, 2017.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement was filed with the SEC on March 31, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement was filed with the SEC on March 31, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement was filed with the SEC on March 31, 2017.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement was filed with the SEC on March 31, 2017.

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

23.1	Consent of Boulay PLLP (2)
31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (2)
31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (2)
32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

PILLARSTONE CAPITAL REIT
Date:	September 18, 2018	By:	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO

PILLARSTONE CAPITAL REIT
Date:	September 18, 2018	By:	/s/ John J. Dee
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

PILLARSTONE CAPITAL REIT

Signature	Title	Date

/s/ James C. Mastandrea James C. Mastandrea	Trustee, Chief Executive Officer and President	September 18, 2018
(Principal Executive Officer)

/s/ John J. Dee John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	September 18, 2018
(Principal Finance and Principal Accounting Officer)

/s/ Dennis H. Chookaszian Dennis H. Chookaszian	Trustee	September 18, 2018

/s/ Daniel G. DeVos Daniel G. DeVos	Trustee	September 18, 2018

/s/ Kathy M. Jassem Kathy M. Jassem	Trustee	September 18, 2018

/s/ Paul T. Lambert Paul T. Lambert	Trustee	September 18, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Pillarstone Capital REIT:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Pillarstone Capital REIT and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”).
In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
Restatement of Previously Issued Financial Statements
As discussed in Note 2 to the Consolidated Financial Statements, the December 31, 2016 Consolidated Financial Statements have been restated to correct a misstatement.
Basis for Opinion
These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s Consolidated Financial Statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the Consolidated Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Consolidated Financial Statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Consolidated Financial Statements. We believe that our audit provides a reasonable basis for our opinion.
We have served as the Company’s auditor since 2016.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

March 22, 2017, except for the effects of the restatement as discussed in Note 2 to the Consolidated Financial statements, as to which the date is September 18, 2018.

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

/s/ Boulay PLLP Certified Public Accountants Minneapolis, Minnesota February 5, 2016

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2016	2015
	Restated
ASSETS(1)
Real estate assets, at cost
Property	$80,564	$—
Accumulated depreciation	(150)	—
Total real estate assets	80,414	—
Cash and cash equivalents	1,243	174
Escrows and acquisition deposits	2,274	—
Accrued rents and accounts receivable, net of allowance for doubtful accounts	213	—
Receivable due from related party	2,818	—
Unamortized lease commissions	1,150	—
Prepaid expenses and other assets	149	10
Total assets	$88,261	$184
LIABILITIES AND EQUITY (DEFICIT)(2)
Liabilities:
Notes payable	$65,474	$—
Accounts payable and accrued expenses	3,509	14
Payable due to related party	265	—
Convertible notes payable - related parties	198	198
Accrued interest payable	22	2
Tenants' security deposits	996	—
Total liabilities	70,464	214
Commitments and contingencies	—	—
Shareholders' Equity (Deficit):
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2016 and 258,236 Class A cumulative convertible shares issued and outstanding at December 31, 2015, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at December 31, 2016 and 443,226 shares issued and 405,096 outstanding at December 31, 2015	4	4
Additional paid-in capital	28,147	28,147
Accumulated deficit	(27,850)	(27,385)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' deficit	(495)	(30)
Noncontrolling interest in subsidiary	18,292	—
Total equity (deficit)	17,797	(30)
Total liabilities and equity	$88,261	$184
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

December 31, 2016
Restated
(1) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$80,564
Accumulated depreciation	(150)
Total real estate assets	80,414
Cash and cash equivalents	1,236
Escrows and acquisition deposits	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	213
Receivable due from related party	2,818
Unamortized lease commissions	1,150
Prepaid expenses and other assets	134
Total assets	$88,239

(2) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$65,474
Accounts payable and accrued expenses	3,481
Payable due to related party	265
Tenants' security deposits	996
Total liabilities	$70,216

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015
	Restated
Property revenues
Rental revenues	$983	$—
Other revenues	157	—
Total property revenues	1,140	—

Property expenses
Property operation and maintenance	397	—
Real estate taxes	174	—
Total property expenses	571	—

Other expenses
General and administrative	492	65
Depreciation and amortization	163	—
Interest expense	176	2
Total other expense	831	67

Net loss	(262)	(67)

Less: noncontrolling interest in subsidiary	203	—

Net loss attributable to Common Shareholders	$(465)	$(67)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(1.15)	$(0.17)

Weighted average number of Common Shares outstanding: Basic and Diluted	405,169	405,096

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands, except per share data)

	Class A	Class C		Additional		Cost of	Total		Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Shares held	Shareholders'	Noncontrolling	Equity
	Shares	Shares	Shares	Capital	Deficit	in Treasury	Deficit	Interest	(Deficit)
Balance, December 31, 2014	$3	$2	$4	$28,147	$(27,318)	$(801)	$37	$—	$37

Net loss	—	—	—	—	(67)	—	(67)	—	(67)

Balance, December 31, 2015	3	2	4	28,147	(27,385)	(801)	(30)	—	(30)

Contributions in Operating Partnership (restated)	—	—	—	4,121	—	—	4,121	18,089	22,210

Distributions in kind (restated)	—	—	—	(4,121)	—	—	(4,121)	—	(4,121)

Net loss (restated)	—	—	—	—	(465)	—	(465)	203	(262)

Balance, December 31, 2016 (restated)	$3	$2	$4	$28,147	$(27,850)	$(801)	$(495)	$18,292	$17,797

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015
	Restated
Cash flows from operating activities:
Net loss	$(262)	$(67)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	—
Bad debt expense	127	—
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(340)	—
Receivable due from related party	(1,542)	—
Unamortized lease commissions	(7)	—
Prepaid expenses and other assets	(8)	—
Accounts payable and accrued expenses	1,200	13
Payable due to related party	265	—
Tenants' security deposits	61	—
Net cash used in operating activities	(343)	(54)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	—	19
Net cash provided by investing activities	—	19

Cash flows from financing activities:
Proceeds from issuance of OP units, net of offering costs	1,412	—
Issuance of convertible notes payable - related parties	—	198
Net cash provided by financing activities	1,412	198

Net increase in cash and cash equivalents	1,069	163
Cash and cash equivalents at beginning of period	174	11
Cash and cash equivalents at end of period	$1,243	$174

Non cash investing and financing activities:
Investment in Pillarstone Capital REIT Operating Partnership LP	$4,121	$—
Distribution in kind from Pillarstone Capital REIT Operating Partnership LP	$(4,121)	$—
Debt assumed with acquisitions of real estate	$65,937	$—
Value of OP units exchanged for real estate	$16,677	$—
Fair value of assets acquired	$(82,614)	$—

The accompanying notes are an integral part of the consolidated financial statements.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

1.	ORGANIZATION

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. In 2016, the shareholders of Pillarstone approved changing the Company's name from Paragon Real Estate Equity and Investment Trust to Pillarstone Capital REIT. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a real estate investment trust (“REIT”) or real estate operating company and (iii) joint venture investments. We serve as the general partner of Pillarstone Capital REIT Operating Partnership LP (the “Operating Partnership” or “Pillarstone OP”), which was formed on September 23, 2016 as a Delaware limited partnership. We currently conduct substantially all operations and activities through Pillarstone OP. As the general partner of Pillatstone OP, we have the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions.

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In November 2017, the Company and Whitestone each received a comment letter from the Staff (the “Staff”) of the Division of Corporation Finance of the SEC relating to the Company’s and Whitestone’s Annual Reports on Form 10-K for the year ended December 31, 2016. In the respective letters, the Staff requested that the Company and Whitestone provide them with an analysis to support the determination that the Operating Partnership is a VIE (as defined below) of which Whitestone is the primary beneficiary. In response to the Staff’s comment, Whitestone, on its own behalf and on behalf of the Company, provided the Staff with its analysis of Whitestone’s accounting and financial reporting obligations relating to its interest in the Operating Partnership. After communicating its analysis and conclusions to the Staff and responding to additional questions from the Staff relating to this matter, the Staff did not object to or otherwise take exception to the initial determinations at the time of the consummation of the Acquisition (as defined below) in December 2016 but provided a verbal reminder in that the determination of the primary beneficiary of a VIE should be continually reassessed, and recommended that Whitestone consider pre-clearing future accounting treatment of the Operating Partnership with the Staff of the Office of the Chief Accountant (“OCA”).

In connection with the preparation and review of its financial statements for the quarter ended March 31, 2018, Whitestone concluded, in accordance with the Staff’s recommendation, and after consultation with its outside accounting advisors, that it would be prudent to seek pre-clearance from the OCA of Whitestone's proposed treatment of the Operating Partnership in its financial statements for such quarter. Accordingly, in April 2018, Whitestone submitted a letter to the OCA seeking their concurrence with its determinations that Whitestone maintained its status as the primary beneficiary of the Operating Partnership and, accordingly, should continue to consolidate the Operating Partnership in its financial statements for the quarter ended March 31, 2018 in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). After further correspondence, including telephonic meetings between Whitestone, its advisors and the OCA, the OCA informed Whitestone that it objected to Whitestone’s and the Company’s conclusions that Whitestone was the primary beneficiary of the Operating Partnership since the Acquisition in December 2016 and during the subsequent periods. Whitestone and the Company respectfully disagreed with the OCA’s determination and Whitestone, on its own behalf and on behalf of the Company, made a formal appeal to the Chief Accountant of the SEC in June 2018.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

In July 2018, Whitestone and its advisory team of accounting and legal professionals met with the Chief Accountant, members of the OCA and Division of Corporate Finance. On July 30, 2018, the Chief Accountant of the SEC informed Whitestone that its formal appeal was denied and that the OCA objected to Whitestone’s and the Company’s presentation of their investments in the Operating Partnership under the VIE accounting guidance since the consummation of the Acquisition in December 2016. As a result, the Company’s management has determined that the Company should not have used the equity method of accounting to present its investment in the Operating Partnership in each of the Forms 10-K for the years ended December 31, 2016 and December 31, 2017 and the Forms 10-Q for the quarters ended March 31, 2017; June 30, 2017; September 30, 2017 and March 31, 2018 (the “Prior Period Financial Statements”). After consideration of the OCA’s objection to Whitestone’s original accounting, the Company evaluated its original accounting of the equity method and the materiality of the error quantitatively and qualitatively and concluded that it was material to the Prior Period Financial Statements. The Company will revise its original accounting treatment accordingly in the amended filings. The Company has determined that it is the primary beneficiary of the Operating Partnership through the Company's power to direct the activities that most significantly impact the Operating Partnership’s economic performance and the Company's right to receive benefits based on its ownership percentage in the Operating Partnership. Accordingly, the Company will account for the Operating Partnership as a VIE and fully consolidate it in the Company's financial statements prospectively and in the amended filings. Whitestone OP’s 81.4% interest in the Operating Partnership will be accounted for as a non-controlling interest and deducted from the Company’s share of net income and equity in the Operating Partnership.

The following table presents the effects of the restatement on the consolidated balance sheet as of December 31, 2016 (in thousands):

	December 31, 2016
	As Reported	Effect of Restatement	As Restated
Real estate assets, at cost
Property	$—	$80,564	$80,564
Accumulated depreciation	—	(150)	(150)
Total real estate assets	—	80,414	80,414
Cash and cash equivalents	7	1,236	1,243
Equity investment in Pillarstone Capital REIT Operating Partnership LP	15	(15)	—
Escrows and acquisition deposits	—	2,274	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	—	213	213
Receivable due from related party	—	2,818	2,818
Unamortized lease commissions and loan costs	—	1,150	1,150
Prepaid expenses and other assets	15	134	149
Total assets	$37	$88,224	$88,261

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

	December 31, 2016
	As Reported	Effect of Restatement	As Restated
Notes payable	$—	$65,474	$65,474
Accounts payable and accrued expenses	28	3,481	3,509
Payable due to related party	316	(51)	265
Convertible notes payable - related parties	198	—	198
Accrued interest payable	22	—	22
Tenants' security deposits	—	996	996
Total liabilities	564	69,900	70,464

Commitments and contingencies	—	—	—
Shareholders' Equity (Deficit):
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2016 and 258,236 Class A cumulative convertible shares issued and outstanding at December 31, 2015, $10.00 per share liquidation preference	3	—	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference	2	—	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at December 31, 2016 and 443,226 shares issued and 405,096 outstanding at December 31, 2015	4	—	4
Additional paid-in capital	28,147	—	28,147
Accumulated deficit	(27,882)	32	(27,850)
Treasury stock, at cost, 38,130 shares	(801)	—	(801)
Total Pillarstone Capital REIT shareholders' deficit	(527)	32	(495)
Noncontrolling interest in subsidiary	—	18,292	18,292
Total equity (deficit)	(527)	18,324	17,797
Total liabilities and equity	$37	$88,224	$88,261

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

The following table presents the effects of the restatement on the consolidated statement of operations for the year ended December 31, 2016 (in thousands, except per share data):

	Year Ended December 31, 2016
	As Reported	Effect of Restatement	As Restated
Property revenues
Rental revenues	$—	$983	$983
Other revenues	—	157	157
Total property revenues	—	1,140	1,140

Property expenses
Property operation and maintenance	—	397	397
Real estate taxes	—	174	174
Total property expenses	—	571	571

Other expenses
General and administrative	492	—	492
Depreciation and amortization	—	163	163
Interest expense	20	156	176
Total other expense	512	319	831

Loss from operations	(512)	250	(262)

Equity in income of Pillarstone Capital REIT Operating Partnership LP	15	(15)	—

Net income (loss)	(497)	235	(262)

Less: non-controlling interest in subsidiary	—	203	203

Net income (loss) attributable to Common Shareholders	$(497)	$32	$(465)

Net income (loss) attributable to Common Shareholders per Common Share: Basic and Diluted	$(1.23)	$0.08	$(1.15)

3. BASIS OF PRESENTATION

Basis of consolidation. We have prepared the consolidated financial statements pursuant to the rules and regulations of the SEC and U.S. GAAP. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of December 31, 2016 and 2015, the results of our operations for the years ended December 31, 2016 and 2015, and of our cash flows for the years ended December 31, 2016 and 2015 have been included. We also consolidate a variable interest entity (“VIE”) when we are determined to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management and other contractual agreements. Consequently, the accompanying consolidated financial statements include the accounts of Pillarstone OP and a wholly-owned subsidiary that discontinued operations in 2002. See Note 5 for additional disclosure on our VIE.

Table of Contents

Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of Pillarstone OP allocable to holders of partnership interests other than us. Net income or loss is allocated to noncontrolling interest based on the weighted-average percentage ownership of Pillarstone OP during the year. Issuance of additional units of limited partnership interest in Pillarstone OP changes the percentage of ownership interests of both the noncontrolling interest and Pillarstone.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of estimates. In order to conform with U.S. GAAP, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2016 and December 31, 2015, and the reported amounts of revenues and expenses for the years ended December 31, 2016 and 2015. Actual results could differ from those estimates. Significant estimates include deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2016 and 2015 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

Acquired Properties and Acquired Lease Intangibles.  We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values at the time of purchase. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings, respectively.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2016.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2016, we had an allowance for uncollectible accounts of $125,000 and bad debt expense of $127,000. As of December 31, 2015, we had no allowance for uncollectible accounts or bad debt expense.

Unamortized Lease Commissions and Loan Costs.  Leasing commissions are amortized using the straight-line method over the terms of the related lease agreements.  Loan costs are amortized on the straight-line method over the terms of the loans, which approximates the interest method.  Costs allocated to in-place leases whose terms differ from market terms related to acquired properties are amortized over the remaining life of the respective leases.

Prepaids and Other assets. Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance.

Noncontrolling Interests.  Noncontrolling interests are the portion of equity in a subsidiary not attributable to a parent.  The ownership interests not held by the parent are considered noncontrolling interests.  Accordingly, we have reported noncontrolling interest in equity on the consolidated balance sheets but separate from Pillarstone’s equity.  On the consolidated statements of operations, subsidiaries are reported at the consolidated amount, including both the amount attributable to Pillarstone and noncontrolling interest.  Consolidated statements of changes in equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interest and total equity.

Revenue recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable.  Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We have established an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible.

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

At December 31, 2016, we have net operating loss carry-forwards totaling $734,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry-forwards, which will expire in varying amounts through the year 2036.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes aggregate to approximately $65.9 million as compared to the book value of approximately $65.9 million as of December 31, 2016. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2016 and 2015. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

Concentration of Risk.  Substantially all of our revenues are obtained from office and warehouse locations in the Dallas-Fort Worth and Houston metropolitan areas. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts sometimes exceed the federally insured limits, although no losses have been incurred in connection with these deposits.

Recent accounting pronouncements. In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We will adopt this guidance on a modified retrospective basis beginning January 1, 2019, and such adoption will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We had no capitalized legal related costs for the years ended December 31, 2016 and 2015.

In November 2016, the FASB issued guidance requiring that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will become effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance effective January 1, 2018, and we have reconciled cash and cash equivalents and restricted cash and restricted cash equivalents on a retrospective basis, whereas under the previous guidance, we reported restricted cash and restricted cash equivalents under cash flows from financing activities.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will become effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a prospective basis beginning January 1, 2018 and believe the majority of our future acquisitions will qualify as asset acquisitions and the associated transaction costs will be capitalized as opposed to expensed under previous guidance.

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance, added guidance for partial sales of nonfinancial assets and clarified recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance will become effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a modified retrospective basis beginning January 1, 2018, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

5. VARIABLE INTEREST ENTITIES

On December 8, 2016, Pillarstone and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone, both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the "Subsidiaries"): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company ("Uptown Tower"). The Subsidiaries own fourteen real estate assets (the “Real Estate Assets” and, together with the Subsidiaries, the “Property”) for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP (collectively, the “Acquisition”). Pursuant to the Contribution Agreement, Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately a 18.6% valued at $4,121,312 as of the date of the agreement.

In connection with the Contribution Agreement, on December 8, 2016, the Company, as the general partner of Pillarstone OP, entered into an Amended and Restated Agreement of Limited Partnership of Pillarstone OP (as amended and restated, the “Amended and Restated Agreement of Limited Partnership”). Pursuant to the Amended and Restated Agreement of Limited Partnership, subject to certain protective rights of the limited partners described below, the general partner has full, exclusive and complete responsibility and discretion in the management and control of Pillarstone OP, including the ability to cause Pillarstone OP to enter into certain major transactions including a merger of Pillarstone OP or a sale of substantially all of the assets of Pillarstone OP. The limited partners have no power to remove the general partner without the general partner's consent. In addition, pursuant to the Amended and Restated Agreement of Limited Partnership, the general partner may not conduct any business without the consent of a majority of the limited partners other than in connection with certain actions described therein. The Company is deemed to exercise significant influence over Pillarstone OP as it has the power to direct the activities that most significantly impact Pillarstone OP's economic performance and the Company's right to receive benefits based on its ownership percentage in Pillarstone OP. Accordingly, the Company accounts for Pillarstone OP as a VIE.

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

During the period from December 8, 2016 through December 31, 2016, Pillarstone received a distribution in kind equal to the value of the original investment of $4,121,312, thereby reducing the equity investment in Pillarstone OP balance by this amount.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheet as of December 31, 2016 consists of the following (in thousands):

December 31, 2016 (Restated)
Real estate assets, at cost
Property	$80,564
Accumulated depreciation	(150)
Total real estate assets	80,414
Cash and cash equivalents	1,236
Escrows and acquisition deposits	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts(1)	213
Receivable due from related party	2,818
Unamortized lease commissions	1,150
Prepaid expenses and other assets	134
Total assets	$88,239

Liabilities
Notes payable	65,474
Accounts payable and accrued expenses	3,481
Payable due to related party	265
Tenants' security deposits	996
Total liabilities	$70,216

(1)    Excludes approximately $0.3 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of December 31, 2016.

6. REAL ESTATE

As of December 31, 2016, Pillarstone OP owned 14 commercial properties in the Dallas and Houston areas comprised of approximately 1.5 million square feet of gross leasable area.

Unaudited pro forma results of operations. The following unaudited pro forma results summarized below reflect our consolidated results of operations as if the acquisition of the Property had occurred on January 1, 2015. Revenue and net income attributable to the Property of $1.1 million and $250,000, respectively, have been included in our results of operations for the year ended December 31, 2016. The related acquisition expenses of approximately $400,000 for the year ended December 31, 2016 have been reflected as a pro forma expense as of January 1, 2015. The unaudited consolidated pro forma results of operations is not necessarily indicative of what the actual results of operations would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Year Ended December 31,
(in thousands, except per share data)	2016	2015
Total property revenues	$15,323	$16,488
Net income	$2,548	$2,342
Net income attributable to Common Shareholders	$381	$54

Basic earnings per share:	$0.94	$0.13
Diluted earnings per share:	$0.13	$0.02

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

7. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

December 31, 2016

Tenant receivables	$293
Accrued rents and other recoveries	45
Allowance for doubtful accounts	(125)
Total	$213

8. UNAMORTIZED LEASE COMMISSIONS

Costs which have been deferred consist of the following (in thousands):

December 31, 2016
Leasing commissions	$1,163
Less: leasing commissions accumulated amortization	(13)
Total cost, net of accumulated amortization	$1,150

A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Total
2017	$430
2018	296
2019	198
2020	149
2021	77
Thereafter	—
Total	$1,150

9. FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases, which provide for minimum base rents plus, in some instances, contingent rents based upon a percentage of the tenants' gross receipts. A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements and contingent rents) under noncancelable operating leases in existence as of December 31, 2016 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2017	$12,523
2018	8,612
2019	5,854
2020	4,465
2021	3,089
Thereafter	13,615
Total	$48,158

10. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	December 31, 2016
Fixed rate notes
$37.0 million 3.76% Note, due December 1, 2020	$34,166
$16.5 million 4.97% Note, due September 26, 2023	16,298
Floating rate notes
Related party Note, LIBOR plus 1.40% to 1.95%, due December 8, 2018	15,473
Total notes payable principal	65,937
Less deferred financing costs, net of accumulated amortization	(463)
Total notes payable	$65,474

Our mortgage debt was collateralized by 10 operating properties as of December 31, 2016 with a combined net book value of $62.9 million. Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties. Certain other of our loans are subject to customary covenants. As of December 31, 2016, we were in compliance with all loan covenants.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

Annual maturities of notes payable as of December 31, 2016 are due during the following years:

Year	Amount Due (in thousands)
2017	$1,270
2018	16,795
2019	1,376
2020	31,286
2021	308
Thereafter	14,902
Total	$65,937

11. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

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

12. SHAREHOLDERS' EQUITY

Operating partnership units. Substantially all of our business is conducted through Pillarstone OP and we are the sole general partner. As of December 31, 2016, we owned a 18.6% interest in Pillarstone OP. At any time on or after six months following the date of the initial issuance thereof, limited partners in Pillarstone OP holding OP units have the right to convert their OP units for cash, or at our option, Common Shares of Pillarstone. As of December 31, 2016, there were 16,688,167 OP units outstanding.

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

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

The Company has not vested any of the above shares. While the Company's gross assets exceed $50 million, when considering its 18.6% ownership of Pillarstone OP, its effective ownership of gross assets is less than $50 million.
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

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

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

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

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

13. INCENTIVE EQUITY PLAN

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

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

As of December 31, 2016, the maximum number of Common Shares or OP Units available to be granted is 2,356,426 and no grants have been issued under the 2016 Plan.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

14. LOSS PER SHARE

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

	For the year ended December 31,
(in thousands, except share and per share data)	2016	2015
	(Restated)
Numerator
Net loss attributable to Common Shareholders	$(465)	$(67)

Denominator
Weighted average Common Shares outstanding at December 31, 2016 and December 31, 2015 - basic and diluted	405,169	405,096

Basic and Diluted EPS
Net loss attributable to Common Shareholders - basic and diluted	$(1.15)	$(0.17)

15. DIVIDENDS AND DISTRIBUTIONS

No cash distributions were declared during 2016 and 2015 with respect to the common or preferred shares.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

16. INCOME TAXES

For financial reporting purposes, income before income taxes attributable to Common Shareholders includes the following components (in thousands):

	For the year ended December 31,
	2016	2015
Net loss	$(262)	$(67)
Less: noncontrolling interest in subsidiary	203	—
Net loss attributable to Common Shareholders	$(465)	$(67)

The Company follows the provisions of ASC Topic 740 which provides for recognition of deferred tax assets and liabilities for deductible temporary timing differences, net of a valuation allowance for any asset for which it is more-likely-than-not will not be realized in the Company’s tax return.

There was no income tax provision for the years ended December 31, 2016 and 2015.

The income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2016 and 2015 was comprised of the following components (in thousands):

	For the year ended December 31,
	2016	2015
Deferred tax expense (benefit)	$8	$(27)
Change in deferred rate from 40% to 34%	156	—
Change in valuation allowance	(164)	27
Tax provision	$—	$—

The items accounting for the difference between income taxes computed at the Federal statutory rate and our effective rate were as follows:

	For the year ended December 31,
	2016	2015
Federal statutory rate	34%	34%
Effect of:
Noncontrolling interest	26%	—%
State income tax benefit, net of Federal tax effect	—%	6%
Change in deferred valuations	(63)%	—%
Change in deferred rate from 40% to 34%	(59)%	—%
Change in valuation allowance	62%	(40)%
Effective rate	—%	—%

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

Deferred tax assets and liabilities consist of the following (in thousands):

	At December 31,
	2016	2015
Deferred tax assets and liabilities:
Net operating loss carry-forwards	$250	$1,031
Depreciation and amortization	449	—
Acquisition and organizational costs	125	—
Accruals and others	43	—
Total deferred tax assets and liabilities	867	1,031
Valuation allowance	(867)	(1,031)
Deferred tax assets and liabilities net of valuation allowance	$—	$—

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and has provided a full valuation allowance of $867,000 and $1,031,000, against the net deferred tax assets of the Company as of December 31, 2016 and 2015, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.

As of December 31, 2016, the Company had net operating loss carry-forwards of $734,000 available to be carried to future periods.

The loss carry-forwards expire as follows (in thousands):

Year Expiring	Net Operating Loss
2026	$41
2027	114
2028	60
2029	81
2030	52
2031	39
2032	61
2033	54
2034	57
2035	67
2036	108
Total loss carry-forwards	$734

17. RELATED PARTY TRANSACTIONS

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

In connection with the Contribution Agreement, on December 8, 2016, the Company and Pillarstone OP entered into an OP Unit Purchase Agreement (the “OP Unit Purchase Agreement”) with Whitestone OP pursuant to which Pillarstone OP may require Whitestone OP to purchase up to an aggregate of $3.0 million of OP Units at a price of $1.331 per OP Unit over the two-year term of the OP Unit Purchase Agreement on the terms set forth therein. In addition, pursuant to the OP Unit Purchase Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. Pillarstone and Whitestone agreed to extend the filing of the shelf registration statement to a date not later than June 8, 2019, or the date that the Company closes a public equity offering.

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

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2016

During the ordinary course of business, we have transactions with Whitestone that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses.

In connection with the Contribution Agreement, on December 8, 2016, the Company and Pillarstone OP entered into a Management Agreement (collectively, the “Management Agreements”) with Whitestone TRS, Inc., a subsidiary of Whitestone (“Whitestone TRS”). Pursuant to the Management Agreements with respect to each property, other than Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such properties in exchange for (1) a monthly property management fee equal to 5.0% of the monthly revenues of each property and (2) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services in exchange for (1) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

The following table presents the revenue and expenses with Whitestone included in our consolidated statement of operations for the year ended December 31, 2016 (in thousands):

	Location of Revenue (Expense)	December 31, 2016
Rent	Rental revenues	$58
Property management fees	Property operation and maintenance	$(57)
Asset management fees	Property operation and maintenance	$(17)
Interest expense	Interest expense	$(26)

Receivables due from related parties consisted of the following as of December 31, 2016 (in thousands):

December 31, 2016
Construction in process (1)	$1,439
Tenant receivables and other receivables	1,379
Total	$2,818

(1)
Amount relates to future tenant and building improvement expenditures implicit within the Contribution Agreement to be paid by Whitestone and capitalized by the Company in subsequent periods when placed in service.

Payables due from related parties consisted of the following as of December 31, 2016 (in thousands):

December 31, 2016
Payables due from related parties	$265
Total	$265

18. COMMITMENTS AND CONTINGENCIES

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

19. SEGMENT INFORMATION

Our management historically has not differentiated by property types and therefore does not present segment information.

PILLARSTONE CAPITAL REIT
Schedule II - Valuation and Qualifying Accounts
December 31, 2016

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Year	Expense	Reserves	Year
Deferred tax asset allowance:
Year ended December 31, 2016	$1,031	$(164)	$—	$867
Year ended December 31, 2015	1,004	27	—	1,031
Year ended December 31, 2014	981	23	—	1,004

Allowance for doubtful accounts:
Year ended December 31, 2016	$—	127	(2)	$125
Year ended December 31, 2015	—	—	—	—
Year ended December 31, 2014	—	—	—	—

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(Restated)

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total

Pillarstone OP Properties:
9101 LBJ Freeway	$3,590	$2,811	$—	$—	$3,590	$2,811	$6,401
Corporate Park Northwest	1,326	5,009	—	—	1,326	5,009	6,335
Corporate Park West	2,772	10,144	—	—	2,772	10,144	12,916
Corporate Park Woodland	1,144	4,764	—	—	1,144	4,764	5,908
Corporate Park Woodland II	2,730	24	—	—	2,730	24	2,754
Dairy Ashford	325	920	—	—	325	920	1,245
Holly Hall Industrial Park	2,730	1,768	—	—	2,730	1,768	4,498
Holly Knight	807	1,231	—	—	807	1,231	2,038
Interstate 10 Warehouse	2,915	765	—	—	2,915	765	3,680
Main Park	1,176	1,626	—	—	1,176	1,626	2,802
Plaza Park	1,527	1,660	—	—	1,527	1,660	3,187
Uptown Tower	7,304	15,493	—	—	7,304	15,493	22,797
Westbelt Plaza	1,171	1,393	—	—	1,171	1,393	2,564
Westgate Service Center	937	2,502	—	—	937	2,502	3,439
Total - Pillarstone OP Properties	$30,454	$50,110	$—	$—	$30,454	$50,110	$80,564

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(Restated)

		Accumulated Depreciation	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Acquired	Life
Pillarstone OP Properties:
9101 LBJ Freeway		$12	12/8/2016	5-39 years
Corporate Park Northwest		17	12/8/2016	5-39 years
Corporate Park West	(3)	19	12/8/2016	5-39 years
Corporate Park Woodland	(3)	11	12/8/2016	5-39 years
Corporate Park Woodland II		—	12/8/2016	5-39 years
Dairy Ashford	(3)	2	12/8/2016	5-39 years
Holly Hall Industrial Park	(3)	6	12/8/2016	5-39 years
Holly Knight		3	12/8/2016	5-39 years
Interstate 10 Warehouse	(3)	2	12/8/2016	5-39 years
Main Park	(3)	6	12/8/2016	5-39 years
Plaza Park	(3)	9	12/8/2016	5-39 years
Uptown Tower	(4)	46	12/8/2016	5-39 years
Westbelt Plaza	(3)	9	12/8/2016	5-39 years
Westgate Service Center	(3)	8	12/8/2016	5-39 years
Total - Pillarstone OP Properties		$150

(1)	Reconciliations of total real estate carrying value for the year ended December 31, 2016 follows:

2016
( in thousands)
Balance at beginning of period	$—
Additions during the period:	—
Acquisitions	80,564
Improvements	—
80,564
Deductions - cost of real estate sold or retired	—
Balance at close of period	$80,564

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $82,431.

(3)	These properties secure a $37.0 million mortgage note.

(4)	This property secures a $16.5 million mortgage note.