Form 10-Q/A
period 2017-03-31
PILLARSTONE CAPITAL REIT
filed 2018-09-18
CIK 928953

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the quarterly report on Form 10-Q of Pillarstone Capital REIT (the “Company”) for the period ended March 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2017 (the “Original Filing”). This Form 10-Q/A restates the Company's consolidated financial statements and related disclosures for the period ended March 31, 2017 to reflect the correction of an accounting error described below.

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

In November 2017, the Company and Whitestone each received a comment letter from the Staff (the “Staff”) of the Division of Corporation Finance of the SEC relating to the Company’s and Whitestone’s Annual Reports on Form 10-K for the year ended December 31, 2016. In their letters, the Staff requested that the Company and Whitestone provide them with an analysis to support the determination that the Operating Partnership is a VIE of which Whitestone is the primary beneficiary. In response to the Staff’s comment, Whitestone, on its own behalf and on behalf of the Company, provided the Staff with its analysis of Whitestone’s accounting and financial reporting obligations relating to its interest in the Operating Partnership. After communicating its analysis and conclusions to the Staff and responding to additional questions from the Staff relating to this matter, the Staff did not object to or otherwise take exception to the initial determinations at the time of the consummation of the Acquisition in December 2016 but provided a verbal reminder in that the determination of the primary beneficiary of a VIE should be continually reassessed, and recommended that Whitestone consider pre-clearing future accounting treatment of the Operating Partnership with the Staff of the Office of the Chief Accountant (“OCA”).

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

In July 2018, Whitestone and its advisory team of accounting and legal professionals met with the Chief Accountant, members of the OCA and Division of Corporate Finance. On July 30, 2018, the Chief Accountant of the SEC informed Whitestone that its formal appeal was denied and that the OCA objected to Whitestone’s and the Company’s presentation of their investments in the Operating Partnership under the VIE accounting guidance since the consummation of the Acquisition in December 2016. As a result, the Company’s management has determined that the Company should not have used the equity method of accounting to present its investment in the Operating Partnership in its audited consolidated financial statements for the years ended December 31, 2016 and December 31, 2017 and unaudited consolidated financial statements for the quarters ended March 31, 2017; June 30, 2017; September 30, 2017 and March 31, 2018 (collectively, the “Prior Period Financial Statements”). After consideration of the OCA’s objection to Whitestone’s original accounting, the Company evaluated its original accounting of the equity method and the materiality of the error quantitatively and qualitatively and concluded that it was material to the Prior Period Financial Statements. The Company revised its original accounting treatment accordingly in the amended filings. The Company determined that it is the primary beneficiary of the Operating Partnership through the Company's power to direct the activities that most significantly impact the Operating Partnership’s economic performance and the Company's right to receive benefits based on its ownership percentage in the Operating Partnership. Accordingly, the Company accounts for the Operating Partnership as a VIE and fully consolidates it in the Company's financial statements. Whitestone OP’s 81.4% interest in the Operating Partnership will be accounted for as a non-controlling interest and is deducted from the Company’s share of net income and equity in the Operating Partnership.

Items Amended in This Filing

This Form 10-Q/A amends and restates the following indicated parts of the Original Filing:

•	Item 1. Financial Statements

•	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4. Controls and Procedures

FORM 10-Q/A

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2017	December 31, 2016
	Restated
	(unaudited)
ASSETS(1)
Real estate assets, at cost
Property	$81,170	$80,564
Accumulated depreciation	(761)	(150)
Total real estate assets	80,409	80,414
Cash and cash equivalents	1,303	1,243
Escrows and acquisition deposits	778	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	526	213
Receivable due from related party	2,943	2,818
Unamortized lease commissions and deferred legal costs, net	1,100	1,150
Prepaid expenses and other assets	326	149
Total assets	$87,385	$88,261

LIABILITIES AND EQUITY (2)
Liabilities:
Notes payable	$65,186	$65,474
Accounts payable and accrued expenses	1,808	3,509
Payable due to related party	965	265
Convertible notes payable - related parties	198	198
Accrued interest payable	27	22
Tenants' security deposits	1,056	996
Total liabilities	69,240	70,464
Commitments and contingencies	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at March 31, 2017 and December 31, 2016, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference at March 31, 2017 and December 31, 2016	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at March 31, 2017 and December 31, 2016	4	4
Additional paid-in capital	28,147	28,147
Accumulated deficit	(27,876)	(27,850)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' deficit	(521)	(495)
Noncontrolling interest in subsidiary	18,666	18,292
Total equity	18,145	17,797
Total liabilities and equity	$87,385	$88,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	March 31, 2017	December 31, 2016
	Restated
	(unaudited)
(1) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$81,170	$80,564
Accumulated depreciation	(761)	(150)
Total real estate assets	80,409	80,414
Cash and cash equivalents	1,300	1,236
Escrows and acquisition deposits	778	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	526	213
Receivable due from related party	2,943	2,818
Unamortized lease commissions and deferred legal costs, net	1,100	1,150
Prepaid expenses and other assets	320	134
Total assets	$87,376	$88,239

(2) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$65,186	$65,474
Accounts payable and accrued expenses	1,646	3,481
Payable due to related party	965	265
Tenants' security deposits	1,056	996
Total liabilities	$68,853	$70,216

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
	Restated
Property revenues
Rental revenues	$3,536	$—
Other revenues	628	—
Total property revenues	4,164	—

Property expenses
Property operation and maintenance	1,287	—
Real estate taxes	648	—
Total property expenses	1,935	—

Other expenses
General and administrative	281	35
Depreciation and amortization	716	—
Interest expense	675	5
Total other expense	1,672	40

Income (loss) before loss on disposal of assets and income taxes	557	(40)

Loss on disposal of assets	(6)	—
Provision for income taxes	(25)	—

Net income (loss)	526	(40)

Less: Non-controlling interests in subsidiary	553	—

Net loss attributable to Common Shareholders	$(27)	$(40)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.07)	$(0.10)

Weighted average number of Common Shares outstanding: Basic and Diluted	405,169	405,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
	Restated
Cash flows from operating activities:
Net income (loss)	$526	$(40)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	716	—
Amortization of deferred loan costs	25	—
Loss on disposal of assets	6	—
Bad debt expense	70	—
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(383)	—
Receivables due from related party	(632)	—
Escrows and acquisition deposits	1,496	—
Unamortized lease commissions and deferred legal cost	(54)	—
Prepaid expenses and other assets	(177)	—
Accounts payable and accrued expenses	(1,695)	6
Payable due to related party	700	—
Tenants' security deposits	60	—
Net cash provided by (used in) operating activities	658	(34)

Cash flows from investing activities:
Additions to real estate	(106)	—
Net cash used in investing activities	(106)	—

Cash flows from financing activities:
Distributions paid to noncontrolling interest in Consolidated Partnership	(179)	—
Repayments of notes payable	(313)	—
Net cash used in financing activities	(492)	—

Net change in cash and cash equivalents	60	(34)
Cash and cash equivalents at beginning of period	1,243	174
Cash and cash equivalents at end of period	$1,303	$140

Supplemental disclosure of cash flow information:
Cash paid for interest	$646	$—
Non cash investing activities:
Additions to real estate contributed by related party	$507	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2018, Whitestone and its advisory team of accounting and legal professionals met with the Chief Accountant, members of the OCA and Division of Corporate Finance. On July 30, 2018, the Chief Accountant of the SEC informed Whitestone that its formal appeal was denied and that the OCA objected to Whitestone’s and the Company’s presentation of their investments in the Operating Partnership under the VIE accounting guidance since the consummation of the Acquisition in December 2016. As a result, the Company’s management has determined that the Company should not have used the equity method of accounting to present its investment in the Operating Partnership in its audited consolidated financial statements for the years ended December 31, 2016 and December 31, 2017 and unaudited consolidated financial statements for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018 (collectively, the “Prior Period Financial Statements”). After consideration of the OCA’s objection to Whitestone’s original accounting, the Company evaluated its original accounting of the equity method and the materiality of the error quantitatively and qualitatively and concluded that it was material to the Prior Period Financial Statements. The Company revised its original accounting treatment accordingly in the amended filings. The Company determined that it is the primary beneficiary of the Operating Partnership through the Company's power to direct the activities that most significantly impact the Operating Partnership’s economic performance and the Company's right to receive benefits based on its ownership percentage in the Operating Partnership. Accordingly, the Company accounts for the Operating Partnership as a VIE and fully consolidates it in the Company's financial statements. Whitestone OP’s 81.4% interest in the Operating Partnership is accounted for as a non-controlling interest and is deducted from the Company’s share of net income and equity in the Operating Partnership.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the effects of the restatement on the consolidated balance sheet as of March 31, 2017 (in thousands):

	March 31, 2017
	As Reported	Adjustment	As Restated
Real estate assets, at cost
Property	$—	$81,170	$81,170
Accumulated depreciation	—	(761)	(761)
Total real estate assets	—	80,409	80,409
Cash and cash equivalents	3	1,300	1,303
Equity investment in Pillarstone Capital REIT Operating Partnership LP	38	(38)	—
Dividend receivable	41	(41)	—
Escrows and acquisition deposits	—	778	778
Accrued rents and accounts receivable, net of allowance for doubtful accounts	—	526	526
Receivable due from related party	—	2,943	2,943
Unamortized lease commissions and deferred legal costs, net	—	1,100	1,100
Prepaid expenses and other assets	6	320	326
Total assets	$88	$87,297	$87,385

Notes payable	$—	$65,186	$65,186
Accounts payable and accrued expenses	162	1,646	1,808
Payable due to related party	316	649	965
Convertible notes payable - related parties	198	—	198
Accrued interest payable	27	—	27
Tenants' security deposits	—	1,056	1,056
Total liabilities	703	68,537	69,240

Commitments and contingencies	—	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at March 31, 2017 and December 31, 2016, $10.00 per share liquidation preference	3	—	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference at March 31, 2017 and December 31, 2016	2	—	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at March 31, 2017 and December 31, 2016	4	—	4
Additional paid-in capital	28,147	—	28,147
Accumulated deficit	(27,970)	94	(27,876)
Treasury stock, at cost, 38,130 shares	(801)	—	(801)
Total Pillarstone Capital REIT shareholders' deficit	(615)	94	(521)
Noncontrolling interest in subsidiary	—	18,666	18,666
Total equity (deficit)	(615)	18,760	18,145
Total liabilities and equity	$88	$87,297	$87,385

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the effects of the restatement on the consolidated statement of operations for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
	As Reported	Adjustment	As Restated
Property revenues
Rental revenues	$—	$3,536	$3,536
Other revenues	—	628	628
Total property revenues	—	4,164	4,164

Property expenses
Property operation and maintenance	—	1,287	1,287
Real estate taxes	—	648	648
Total property expenses	—	1,935	1,935

Other expenses
General and administrative	148	133	281
Depreciation and amortization	—	716	716
Interest expense	4	671	675
Total other expense	152	1,520	1,672

Income (loss) before loss on disposal of assets and income taxes	(152)	709	557

Loss on sale or disposal of assets	—	(6)	(6)
Equity in income of Pillarstone Capital REIT Operating Partnership LP	64	(64)	—
Provision for income taxes	—	(25)	(25)

Net income (loss)	(88)	614	526

Less: non-controlling interest in subsidiary	—	553	553

Net loss attributable to Common Shareholders	$(88)	$61	$(27)

Net loss attributable to Common Shareholders per Common Share: Basic and Diluted	$(0.22)	$0.15	$(0.07)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Use of estimates. In order to conform with U.S. GAAP, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2017 and December 31, 2016, and the reported amounts of revenues and expenses for the three months ended March 31, 2017 and 2016. Actual results could differ from those estimates. Significant estimates include fair value of properties acquired, estimated useful lives of properties, allowance for bad debt, impairment, deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of March 31, 2017 and December 31, 2016 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2017.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of March 31, 2017 and December 31, 2016, we had an allowance for uncollectible accounts of approximately $197,000 and $125,000, respectively. For the three months ended March 31, 2017, we had bad debt expense of approximately $70,000. We had no bad debt expense for the three months ended March 31, 2016.

Unamortized Lease Commissions and Deferred Legal Costs.  Leasing commissions and deferred legal costs are amortized using the straight-line method over the terms of the related lease agreements.  Loan costs are amortized on the straight-line method over the terms of the loans, which approximates the interest method. Costs allocated to in-place leases whose terms differ from market terms related to acquired properties are amortized over the remaining life of the respective leases.

Prepaids and Other assets. Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Noncontrolling Interests.  Noncontrolling interests are the portion of equity in a subsidiary not attributable to a parent.  The ownership interests not held by the parent are considered noncontrolling interests.  Accordingly, we have reported noncontrolling interest in equity on the consolidated balance sheets but separate from Pillarstone’s equity.  On the consolidated statements of operations and comprehensive income, subsidiaries are reported at the consolidated amount, including both the amount attributable to Pillarstone and noncontrolling interest.

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

Income taxes. Because we have not elected to be taxed as a REIT for federal income tax purposes, we account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in provision for income taxes in the consolidated statements of operations and has not been separately stated due to its insignificance.

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

Recent accounting pronouncements. In May 2014, the FASB issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. The standard also requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance on a modified retrospective basis beginning January 1, 2018 and do not expect this standard to have a material impact on our consolidated financial statements.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We will adopt this guidance on a modified retrospective basis beginning January 1, 2019, and such adoption will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $12,000 in legal related costs for the three months ended March 31, 2017.

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

3. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2017	December 31, 2016
Tenant receivables	$503	$293
Accrued rents and other recoveries	220	45
Allowance for doubtful accounts	(197)	(125)
Total	$526	$213

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COST, NET

Costs which have been deferred consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Leasing commissions	$1,205	$1,163
Deferred legal cost	12	—
Total cost	1,217	1,163
Less: leasing commissions accumulated amortization	(114)	(13)
Less: deferred legal cost accumulated amortization	(3)	—
Total cost, net of accumulated amortization	$1,100	$1,150

5. VARIABLE INTEREST ENTITY

On December 8, 2016, Pillarstone and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries, the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”). The Subsidiaries own 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries, the “Property”) for aggregate consideration of approximately $84 million, consisting of (i) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (ii) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pillarstone is the general partner of Pillarstone OP and, as a result of the Contribution Agreement, has equity ownership interest in Pillarstone OP totaling approximately 18.6% valued at $4.1 million as of the date of the agreement.

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

During the period from December 8, 2016 through December 31, 2016, Pillarstone received a distribution in kind equal to the value of the original investment of $4.1 million, thereby reducing the equity investment in Pillarstone OP balance by this amount.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheet as of March 31, 2017 and December 31, 2016 consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Real estate assets, at cost
Property	$81,170	$80,564
Accumulated depreciation	(761)	(150)
Total real estate assets	80,409	80,414
Cash and cash equivalents	1,300	1,236
Escrows and acquisition deposits	778	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts (1)	526	213
Receivable due from related party	2,943	2,818
Unamortized lease commissions and deferred legal costs, net	1,100	1,150
Prepaid expenses and other assets	320	134
Total assets	$87,376	$88,239

Liabilities
Notes payable	$65,186	65,474
Accounts payable and accrued expenses	1,646	3,481
Payable due to related party	965	265
Tenants' security deposits	1,056	996
Total liabilities	$68,853	$70,216

(1)	Excludes approximately $0.3 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of March 31, 2017 and December 31, 2016.

6. REAL ESTATE

As of March 31, 2017, Pillarstone OP owned 14 commercial properties in the Dallas and Houston areas comprised of approximately 1.5 million square feet of gross leasable area.

Unaudited pro forma results of operations. The following unaudited pro forma results summarized below reflect our consolidated results of operations as if the acquisition of the Property had occurred on January 1, 2016. Revenue and net income attributable to the Property of $4.2 million and $679,000, respectively, have been included in our results of operations for the three months ended March 31, 2017. The related acquisition expenses of approximately $400,000 for the year ended December 31, 2016 have been reflected as a pro forma expense as of January 1, 2016. The unaudited consolidated pro forma results of operations is not necessarily indicative of what the actual results of operations would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
	Actuals	Pro Forma
Total property revenues	$4,164	$4,088
Net income	$526	$590
Net loss attributable to Common Shareholders	$(27)	$(249)

Basic and Diluted Earnings Per Share:	$(0.07)	$(0.61)

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	March 31, 2017	December 31, 2016
Fixed rate notes
$37.0 million 3.76% Note, due December 1, 2020	$33,915	$34,166
$16.5 million 4.97% Note, due September 26, 2023	16,236	16,298
Floating rate notes
Related party Note, LIBOR plus 1.40% to 1.95%, due December 8, 2018	15,473	15,473
Total notes payable principal	65,624	65,937
Less deferred financing costs, net of accumulated amortization	(438)	(463)
Total notes payable	$65,186	$65,474

Our mortgage debt was collateralized by 10 operating properties as of March 31, 2017 with a combined net book value of $62.9 million. Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties. Certain other of our loans are subject to customary covenants. As of March 31, 2017, we were in compliance with all loan covenants.

Annual maturities of notes payable as of March 31, 2017 are due during the following years:

Year	Amount Due (in thousands)
2017	$966
2018	16,795
2019	1,376
2020	31,286
2021	308
Thereafter	14,893
Total	$65,624

8. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

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

9. LOSS PER SHARE

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

10. RELATED PARTY TRANSACTIONS

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

The following table presents the revenue and expenses with Whitestone included in our consolidated statement of operations for the three months ended March 31, 2017 (in thousands):

	Location of Revenue (Expense)	March 31, 2017
Rent	Rental revenues	$185
Property management fees	Property operation and maintenance	$(192)
Asset management fees	Property operation and maintenance	$(66)
Interest expense	Interest expense	$(124)

Receivables due from related parties consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Construction in process (1)	$2,012	$1,439
Tenant receivables and other receivables	931	1,379
Total	$2,943	$2,818

(1)
Amount relates to future tenant and building improvement expenditures implicit within the Contribution Agreement to be paid by Whitestone and capitalized by the Company in subsequent periods when placed in service.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Payables due to related parties consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Payable due to related parties	$965	$265
Total	$965	$265

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The use of the words "we," "us," "our," "Company" or "Pillarstone" refers to Pillarstone Capital REIT and our consolidated subsidiaries, except where the context otherwise requires.

FORWARD LOOKING INFORMATION

This report on Form 10-Q/A contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

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
Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of March 31, 2017, we owned 18.6% of the outstanding equity in Pillarstone OP and fully consolidate it on our financial statements.
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

On December 8, 2016, Pillarstone and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company. The Subsidiaries own 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries, the “Property”) for aggregate consideration of approximately $84 million, consisting of (i) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (ii) the assumption of approximately $65.9 million of liabilities by Pillarstone OP (collectively, the “Acquisition”). Pillarstone is the general partner of Pillarstone OP and, as a result of the Contribution Agreement, has an equity ownership interest in Pillarstone OP representing approximately 18.6% valued at $4.1 million as of the date of the agreement.

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

Comparison of the Three Month Periods Ended March 31, 2017 and 2016

Leasing Activity

As of March 31, 2017 we owned 14 properties with 1,531,737 square feet of GLA, which were approximately 80% occupied.

Revenues from Operations

We had rental income and tenant reimbursements of approximately $4,164,000 for the three months ended March 31, 2017 due to our Acquisition of Real Estate Assets through Pillarstone OP on December 8, 2016.

Expenses from Operations

We had property expenses of approximately $1,935,000 for the three months ended March 31, 2017 due to the Acquisition of the Real Estate Assets through Pillarstone OP on December 8, 2016. General and administrative expenses increased approximately $246,000 from approximately $35,000 for the three month period ended March 31, 2016 to approximately $281,000 for the three month period ended March 31, 2017. This increase is primarily the result of increases in accounting fees, legal costs, acquisition expenses and other professional fees of approximately $122,000, $25,000, $55,000, and $44,000, respectively. Interest expense increased approximately $670,000 as a result of the assumption of $65,937,000 in debt on the Real Estate Assets on December 8, 2016. Depreciation and amortization was approximately $716,000 for the three months ended March 31, 2017 due to the Acquisition of the Real Estate Assets through Pillarstone OP on December 8, 2016.

Liquidity and Capital Resources

During most of 2016 the Company was a corporate shell current in its SEC filings. In December 2016, after the Acquisition, cash was provided by operations, equity transactions, and borrowings from affiliates and lending institutions as the primary sources of liquidity to the Company. During most of 2016, we were dependent on cash provided by loans in 2015 of $197,780 from five trustees on our board of trustees in exchange for convertible notes payable. The funds were utilized for due diligence costs incurred in connection with the development and execution of the Contribution Agreement and other transaction documents executed in connection with the Acquisition as well as maintaining the Company's status as a smaller reporting company current in its quarterly and annual financial statement filings with the SEC. We have kept the public entity available for value-added real estate opportunities, including (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

Cash Flows

As of March 31, 2017, our unrestricted cash resources were approximately $1,303,000. During most of 2016, we were dependent on cash loaned during 2015 by five trustees on our board of trustees in exchange for convertible notes payable, to meet our liquidity needs because we did not have cash from operations to meet our operating requirements. During 2017 and future years, we will be dependent on cash generated by Pillarstone OP through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs.

During the three months ended March 31, 2017, the Company's cash balance increased by approximately $60,000 from approximately $1,243,000 at December 31, 2016 to approximately $1,303,000 at March 31, 2017.

Cash flow from operating activities contributed $658,000 and was offset by cash flow used for investing and financing activities of $106,00 and $492,000, respectively.

We are dependent on cash generated by Pillarstone OP generated through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs.

Future Obligations

As part of the Acquisition on December 8, 2016, the Operating Partnership assumed approximately $65.9 million of liabilities related to the Real Estate Assets contributed by Whitestone OP. As the general partner of the Operating Partnership, we are ultimately liable for the repayment of the loans.

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

Subsequent to the Acquisition, Pillarstone intends to develop strategies for the Properties in order to create value for the enterprise and our shareholders. As part of the Acquisition, Pillarstone OP and Whitestone OP have agreed that Pillarstone OP may require Whitestone OP to purchase up to an aggregate of $3.0 million of additional OP Units from Pillarstone OP at $1.331 per unit over a two year period ending December 8, 2018. To implement the strategy to create value with the Real Estate Assets, additional capital will need to be raised.

Current Tax Status

At March 31, 2017, we have net operating loss carryforwards of approximately $746,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036.

For the three months ended March 31, 2017, provision of income taxes consisted of approximately $25,000 accrual of Texas franchise tax.

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

The Company was not significantly affected by inflation during the periods presented in this report due primarily to the relative low nationwide inflation rates and the Company having minimal operations prior to December 8, 2016.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to material weaknesses related to insufficient written policies and procedures over accounting transaction processing and period end financial disclosures, resulting in effective oversight in the establishment and proper controls over accounting and financial reporting.

In light of this material weakness, we have designed and implemented additional controls, including the performance of additional analyses and procedures, in order to conclude that the consolidated financial statements in this Quarterly Report on Form 10-Q are fairly presented, in all material respects, in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

Except as described above, there was no change during the three months ended March 31, 2017 in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PILLARSTONE CAPITAL REIT

		By:	/s/ James C. Mastandrea
Date:	September 18, 2018		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	September 18, 2018		John J. Dee Chief Financial Officer (Principal financial and accounting officer)