Form 10-Q/A
period 2017-09-30
PILLARSTONE CAPITAL REIT
filed 2018-09-18
CIK 928953

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

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the quarterly report on Form 10-Q of Pillarstone Capital REIT (the “Company”) for the period ended September 30, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2017 (the “Original Filing”). This Form 10-Q/A restates the Company's consolidated financial statements and related disclosures for the period ended September 30, 2017 to reflect the correction of an accounting error described below.

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

FORM 10-Q/A

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2017	December 31, 2016
	Restated
	(unaudited)
ASSETS(1)
Real estate assets, at cost
Property	$82,690	$80,564
Accumulated depreciation	(2,150)	(150)
Total real estate assets	80,540	80,414
Cash and cash equivalents	2,327	1,243
Escrows and acquisition deposits	2,087	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	861	213
Receivable due from related party	2,220	2,818
Unamortized lease commissions and deferred legal costs, net	1,180	1,150
Prepaid expenses and other assets	211	149
Total assets	$89,426	$88,261

LIABILITIES AND EQUITY (2)
Liabilities:
Notes payable	$64,610	$65,474
Accounts payable and accrued expenses	3,525	3,509
Payable due to related party	1,326	265
Convertible notes payable - related parties	198	198
Accrued interest payable	37	22
Tenants' security deposits	1,129	996
Dividends and distributions payable	494	—
Total liabilities	71,319	70,464
Commitments and contingencies	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at September 30, 2017 and December 31, 2016, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference at September 30, 2017 and December 31, 2016	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at September 30, 2017 and December 31, 2016	4	4
Additional paid-in capital	28,147	28,147
Accumulated deficit	(27,675)	(27,850)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' deficit	(320)	(495)
Noncontrolling interest in subsidiary	18,427	18,292
Total equity	18,107	17,797
Total liabilities and equity	$89,426	$88,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	September 30, 2017	December 31, 2016
	Restated
	(unaudited)
(1) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$82,687	$80,564
Accumulated depreciation	(2,150)	(150)
Total real estate assets	80,537	80,414
Cash and cash equivalents	2,246	1,236
Escrows and acquisition deposits	2,087	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	861	213
Receivable due from related party	2,220	2,818
Unamortized lease commissions and deferred legal costs, net	1,180	1,150
Prepaid expenses and other assets	209	134
Total assets	$89,340	$88,239

(2) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$64,610	$65,474
Accounts payable and accrued expenses	3,480	3,481
Payable due to related party	1,326	265
Tenants' security deposits	1,129	996
Dividends and distributions payable	494	—
Total liabilities	$71,039	$70,216

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Restated		Restated
Property revenues
Rental revenues	$3,561	$—	$10,617	$—
Other revenues	665	—	1,951	—
Total property revenues	4,226	—	12,568	—

Property expenses
Property operation and maintenance	1,121	—	3,484	—
Real estate taxes	901	—	2,201	—
Total property expenses	2,022	—	5,685	—

Other expenses
General and administrative	83	247	409	352
Depreciation and amortization	795	—	2,366	—
Interest expense	685	5	2,043	15
Total other expense	1,563	252	4,818	367

Income (loss) before loss on disposal of assets and income taxes	641	(252)	2,065	(367)

Loss on disposal of assets	(14)	—	(25)	—
Provision for income taxes	(20)	—	(65)	—

Net income (loss)	607	(252)	1,975	(367)

Less: Non-controlling interest in subsidiary	532	—	1,800	—

Net income (loss) attributable to Common Shareholders	$75	$(252)	$175	$(367)

Earnings (Loss) Per Share:
Basic income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$0.19	$(0.62)	$0.43	$(0.91)
Diluted income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$0.03	$(0.62)	$0.06	$(0.91)

Weighted average number of Common Shares outstanding:
Basic:	405,169	405,169	405,169	405,169
Diluted:	2,903,219	405,169	2,903,219	405,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
	Restated
Cash flows from operating activities:
Net income (loss)	$1,975	$(367)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,366	—
Amortization of deferred loan costs	75	—
Loss on disposal of assets	25	—
Bad debt expense	144	—
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(792)	—
Receivable due from related party	(729)	—
Escrows and acquisition deposits	187	—
Unamortized lease commissions and deferred legal cost	(371)	—
Prepaid expenses and other assets	(62)	6
Accounts payable and accrued expenses	525	244
Payable due to related party	1,061	—
Tenants' security deposits	133	—
Net cash provided by (used in) operating activities	4,537	(117)

Cash flows from investing activities:
Additions to real estate	(849)	—
Net cash used in investing activities	(849)	—

Cash flows from financing activities:
Distributions paid to noncontrolling interest in Consolidated Partnership	(1,665)	—
Repayments of notes payable	(939)	—
Net cash used in financing activities	(2,604)	—

Net change in cash and cash equivalents	1,084	(117)
Cash and cash equivalents at beginning of period	1,243	174
Cash and cash equivalents at end of period	$2,327	$57

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,960	$—
Non cash investing activities:
Disposal of fully depreciated real estate	$15	$—
Additions to real estate contributed by related party	$1,327	$—

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the effects of the restatement on the consolidated balance sheet as of September 30, 2017 (in thousands):

	September 30, 2017
	As Reported	Adjustment	As Restated
Real estate assets, at cost
Property	$3	$82,687	$82,690
Accumulated depreciation	—	(2,150)	(2,150)
Total real estate assets	3	80,537	80,540
Cash and cash equivalents	81	2,246	2,327
Escrows and acquisition deposits	—	2,087	2,087
Accrued rents and accounts receivable, net of allowance for doubtful accounts	—	861	861
Receivable due from related party	—	2,220	2,220
Unamortized lease commissions and deferred legal costs, net	—	1,180	1,180
Prepaid expenses and other assets	2	209	211
Total assets	$198	$89,228	$89,426

Notes payable	$—	$64,610	$64,610
Accounts payable and accrued expenses	45	3,480	3,525
Payable due to related party	316	1,010	1,326
Convertible notes payable - related parties	198	—	198
Accrued interest payable	37	—	37
Negative equity investment in Pillarstone Capital REIT Operating Partnership LP	145	(145)	—
Tenants' security deposits	—	1,129	1,129
Dividends and distributions payable	—	494	494
Total liabilities	741	70,578	71,319

Commitments and contingencies	—	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at September 30, 2017 and December 31, 2016, $10.00 per share liquidation preference	3	—	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference at September 30, 2017 and December 31, 2016	2	—	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at September 30, 2017 and December 31, 2016, respectively	4	—	4
Additional paid-in capital	28,147	—	28,147
Accumulated deficit	(27,898)	223	(27,675)
Treasury stock, at cost, 38,130 shares	(801)	—	(801)
Total Pillarstone Capital REIT shareholders' deficit	(543)	223	(320)
Noncontrolling interest in subsidiary	—	18,427	18,427
Total equity	(543)	18,650	18,107
Total liabilities and equity	$198	$89,228	$89,426

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the effects of the restatement on the consolidated statement of operations for the three months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017
	As Reported	Adjustment	As Restated
Property revenues
Rental revenues	$—	$3,561	$3,561
Other revenues	—	665	665
Total property revenues	—	4,226	4,226

Property expenses
Property operation and maintenance	—	1,121	1,121
Real estate taxes	—	901	901
Total property expenses	—	2,022	2,022

Other expenses
General and administrative	41	42	83
Depreciation and amortization	—	795	795
Interest expense	5	680	685
Total other expense	46	1,517	1,563

Income (loss) before loss on disposal of assets and income taxes	(46)	687	641

Loss on disposal of assets	—	(14)	(14)
Equity in income of Pillarstone Capital REIT Operating Partnership LP	60	(60)	—
Provision for income taxes	—	(20)	(20)

Net income	14	593	607

Less: Non-controlling interest in subsidiary	—	532	532

Net income attributable to Common Shareholders	$14	$61	$75

Net income attributable to Common Shareholders per Common Share:

Basic	$0.03	$0.16	$0.19

Diluted	$0.03	$—	$0.03

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the effects of the restatement on the consolidated statement of operations for the nine months ended September 30, 2017 (in thousands):

	Nine Months Ended September 30, 2017
	As Reported	Adjustment	As Restated
Property revenues
Rental revenues	$—	$10,617	$10,617
Other revenues	—	1,951	1,951
Total property revenues	—	12,568	12,568

Property expenses
Property operation and maintenance	—	3,484	3,484
Real estate taxes	—	2,201	2,201
Total property expenses	—	5,685	5,685

Other expenses
General and administrative	220	189	409
Depreciation and amortization	—	2,366	2,366
Interest expense	15	2,028	2,043
Total other expense	235	4,583	4,818

Income (loss) before loss on disposal of assets and income taxes	(235)	2,300	2,065

Loss on disposal of assets	—	(25)	(25)
Equity in income of Pillarstone Capital REIT Operating Partnership LP	219	(219)	—
Provision for income taxes	—	(65)	(65)

Net income (loss)	(16)	1,991	1,975

Less: Non-controlling interests in subsidiary	—	1,800	1,800

Net income (loss) attributable to Common Shareholders	$(16)	$191	$175

Net income attributable to Common Shareholders per Common Share:

Basic	$(0.04)	$0.47	$0.43

Diluted	$(0.04)	$0.10	$0.06

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Use of estimates. In order to conform with U.S. GAAP, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2017 and December 31, 2016, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2017 and 2016. Actual results could differ from those estimates. Significant estimates include fair value of properties acquired, estimated useful lives of properties, allowance for bad debt, impairment, deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of September 30, 2017 and December 31, 2016 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2017.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of September 30, 2017 and December 31, 2016, we had an allowance for uncollectible accounts of $271,000 and $125,000, respectively. For the three and nine months ended September 30, 2017, we had bad debt expense of $66,000 and $144,000, respectively. We had no bad debt expense for the three and nine months ended September 30, 2016.

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

Recent accounting pronouncements. In May 2014, the FASB issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. The standard also requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance on a modified retrospective basis beginning January 1, 2018, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We will adopt this guidance on a modified retrospective basis beginning January 1, 2019, and such adoption will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $8,000 and $20,000 in legal related costs for the three and nine months ended September 30, 2017, respectively.

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

3. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2017	December 31, 2016

Tenant receivables	$666	$293
Accrued rents and other recoveries	466	45
Allowance for doubtful accounts	(271)	(125)
Total	$861	$213

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COSTS, NET

Costs which have been deferred consist of the following (in thousands):

	September 30, 2017	December 31, 2016

Leasing commissions	$1,413	$1,163
Deferred legal costs	20	—
Total costs	1,433	1,163
Less: leasing commissions accumulated amortization	(249)	(13)
Less: deferred legal costs accumulated amortization	(4)	—
Total costs, net of accumulated amortization	$1,180	$1,150

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheet as of September 30, 2017 and December 31, 2016 consists of the following (in thousands):

	September 30, 2017	December 31, 2016

Real estate assets, at cost
Property	$82,687	$80,564
Accumulated depreciation	(2,150)	(150)
Total real estate assets	80,537	80,414
Cash and cash equivalents	2,246	1,236
Escrows and acquisition deposits	2,087	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts (1)	861	213
Receivable due from related party	2,220	2,818
Unamortized lease commissions and deferred legal cost, net	1,180	1,150
Prepaid expenses and other assets	209	134
Total assets	$89,340	$88,239

Liabilities
Notes payable	$64,610	$65,474
Accounts payable and accrued expenses	3,480	3,481
Payable due to related party	1,326	265
Tenants' security deposits	1,129	996
Dividends and distributions payable	494	—
Total liabilities	$71,039	$70,216

(1)	Excludes approximately $0.3 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of September 30, 2017 and December 31, 2016.

6. REAL ESTATE

As of September 30, 2017, Pillarstone OP owned 14 commercial properties in the Dallas and Houston areas comprised of approximately 1.5 million square feet of gross leasable area.

Unaudited pro forma results of operations. The following unaudited pro forma results summarized below reflect our consolidated results of operations as if the Contribution Agreement had occurred on January 1, 2016. Revenue and net income attributable to the Property of $4.2 million and $0.7 million, respectively, have been included in our results of operations for the three months ended September 30, 2017. Revenue and net income attributable to the Property of $12.6 million and $2.2 million, respectively, have been included in our results of operations for the nine months ended September 30, 2017. The related acquisition expenses of approximately $400,000 for the year ended December 31, 2016 have been reflected as a pro forma expense as of January 1, 2016. The unaudited consolidated pro forma results of operations is not necessarily indicative of what the actual results of operations would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2017	2016
	Actuals	Pro Forma
Total property revenues	$4,226	$4,141
Net income	$607	$786
Net income attributable to Common Shareholders	$75	$136

Basic earnings per share:	$0.19	$0.34
Diluted earnings per share:	$0.03	$0.05

	Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016
	Actuals	Pro Forma
Total property revenues	$12,568	$12,233
Net income	$1,975	$2,231
Net income attributable to Common Shareholders	$175	$25

Basic earnings per share:	$0.43	$0.06
Diluted earnings per share:	$0.06	$0.01

7. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	September 30, 2017	December 31, 2016
Fixed rate notes
$37.0 million 3.76% Note, due December 1, 2020	$33,406	$34,166
$16.5 million 4.97% Note, due September 26, 2023	16,119	16,298
Floating rate notes
Related party Note, LIBOR plus 1.40% to 1.95%, due December 8, 2018	15,473	15,473
Total notes payable principal	64,998	65,937
Less: deferred financing costs, net of accumulated amortization	(388)	(463)
Total notes payable	$64,610	$65,474

Our mortgage debt was collateralized by 10 operating properties as of September 30, 2017 with a combined net book value of $63.1 million. Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties. Certain other of our loans are subject to customary covenants. As of September 30, 2017, we were in compliance with all loan covenants.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Scheduled maturities of notes payable as of September 30, 2017 are due as follows:

Year	Amount Due (in thousands)
2017	$340
2018	16,795
2019	1,376
2020	31,286
2021	308
Thereafter	14,893
Total	$64,998

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

9. EARNINGS (LOSS) PER SHARE

Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of both earnings (loss) per Common Share calculations for the three and nine month periods ended September 30, 2017 and 2016.

For the three and nine month periods ended September 30, 2016, Class A Preferred Shares and Class C Preferred Shares were not included in net income (loss) per weighted average Common Share outstanding-diluted as they would be anti-dilutive. During the three and nine month periods ended September 30, 2017 and 2016, the Company had $197,780 of convertible notes payable as discussed in Note 8. The convertible notes payable were not included in the computation of diluted earnings per share because the effect of conversion would be anti-dilutive.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Numerator:
Net income (loss) available to common shareholders	$75	$(252)	$175	$(367)
Dilutive effect of interest from convertible notes payable	—	—	—	—
Net income (loss) available to common shareholders with assumed conversion	$75	$(252)	$175	$(367)

Denominator:
Weighted average number of common shares - basic	405,169	405,169	405,169	405,169
Effect of dilutive securities:
Assumed conversion of Preferred A Shares	53,610	—	53,610	—
Assumed conversion of Preferred C Shares	2,444,440	—	2,444,440	—
Assumed conversion of convertible notes payable	—	—	—	—
Weighted average number of common shares - dilutive	2,903,219	405,169	2,903,219	405,169

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.19	$(0.62)	$0.43	$(0.91)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.03	$(0.62)	$0.06	$(0.91)

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

The following table presents the revenue and expenses with Whitestone included in our consolidated statements of operations for the three and nine months ended September 30, 2017 (in thousands):

		Three Months Ended	Nine Months Ended
	Location of Revenue (Expense)	September 30, 2017	September 30, 2017
Rent	Rental revenues	$200	$581
Property management fees	Property operation and maintenance	$(186)	$(554)
Asset management fees	Property operation and maintenance	$(52)	$(198)
Interest expense	Interest expense	$(136)	$(392)

Receivables due from related parties consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Construction in process (1)	$111	$1,439
Tenant receivables and other	2,109	1,379
Total	$2,220	$2,818

(1)
Amount relates to future tenant and building improvement expenditures implicit within the Contribution Agreement to be paid by Whitestone and capitalized by the Company in subsequent periods when placed in service.

Payables due to related parties consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Payable due to related party	$1,326	$265
Total	$1,326	$265

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
Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of September 30, 2017, we owned 18.6% of the outstanding equity in Pillarstone OP and fully consolidate it on our financial statements.
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

On December 8, 2016, Pillarstone and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company. The Subsidiaries own 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries, the “Property”) for aggregate consideration of approximately $84 million, consisting of (i) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (ii) the assumption of approximately $65.9 million of liabilities by Pillarstone OP (collectively, the “Acquisition”). Pillarstone is the general partner of Pillarstone OP and, as a result of the Contribution Agreement, has an equity ownership interest in Pillarstone OP representing approximately 18.6% valued at approximately $4.1 million as of the date of the agreement.

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three and nine month periods ended September 30, 2017 and 2016 and our financial condition, including:

•
Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 compared to the three and nine month periods ended September 30, 2016.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three and nine month periods ended September 30, 2017 and 2016, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Leasing Activity

As of September 30, 2017 we owned 14 properties with 1,531,737 square feet of GLA, which were approximately 80% occupied.

Comparison of the Nine Month Periods Ended September 30, 2017 and 2016

Revenues from Operations

We had rental income and tenant reimbursements of approximately $12,568,000 for the nine months ended September 30, 2017 due to our Acquisition of Real Estate Assets through Pillarstone OP on December 8, 2016.

Expenses from Operations

We had property expenses of approximately $5,685,000 for the nine months ended September 30, 2017 due to the Acquisition of the Real Estate Assets through Pillarstone OP on December 8, 2016. General and administrative expenses increased approximately $57,000 from approximately $352,000 for the nine month period ended September 30, 2016 to approximately $409,000 for the nine month period ended September 30, 2017. This increase is primarily the result of approximate increases in accounting fees of $148,000 and other expenses of $71,000, offset by approximate decreases in legal fees of $162,000. Interest expense increased approximately $2,028,000 as a result of the assumption of $65,937,000 in debt on the Real Estate Assets on December 8, 2016. Depreciation and amortization was approximately $2,366,000 for the nine months ended September 30, 2017 due to the Acquisition of the Real Estate Assets through Pillarstone OP on December 8, 2016.

Comparison of the Three Month Periods Ended September 30, 2017 and 2016

Revenues from Operations

We had rental income and tenant reimbursements of approximately $4,226,000 for the three months ended September 30, 2017 due to our Acquisition of Real Estate Assets through Pillarstone OP on December 8, 2016.

Expenses from Operations

We had property expenses of approximately $2,022,000 for the three months ended September 30, 2017 due to the Acquisition of the Real Estate Assets through Pillarstone OP on December 8, 2016. General and administrative expenses decreased approximately $164,000 from approximately $247,000 for the three month period ended September 30, 2016 to approximately $83,000 for the three month period ended September 30, 2017. This decrease is the result of decreases in legal costs of $174,000 and miscellaneous expenses of $8,000, offset by increases in accounting fees of $18,000. Interest expense increased approximately $680,000 as a result of the assumption of $65,937,000 in debt on the Real Estate Assets on December 8, 2016. Depreciation and amortization was approximately $795,000 for the three months ended September 30, 2017 due to the Acquisition of the Real Estate Assets through Pillarstone OP on December 8, 2016.

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

Cash Flows

As of September 30, 2017, our unrestricted cash resources were approximately $2,327,000. During most of 2016, we were dependent on cash loaned during 2015 by five trustees on our board of trustees in exchange for convertible notes payable, to meet our liquidity needs because we did not have cash from operations to meet our operating requirements. During 2017 and future years, we will be dependent on cash generated by Pillarstone OP through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs.

During the nine months ended September 30, 2017, the Company's cash balance increased by approximately $1,084,000 from approximately $1,243,000 at December 31, 2016 to approximately $2,327,000 at September 30, 2017.

Cash flow from operating activities contributed $4,537,000 and was offset by cash flow used for investing and financing activities of $849,000 and $2,604,000, respectively.

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

Current Tax Status

At September 30, 2017, we have net operating loss carryforwards of approximately $767,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036.

For the three and nine months ended September 30, 2017, provision of income taxes consisted of approximately $20,000 and $65,000, respectively, accrual of Texas franchise tax.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as September 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to material weaknesses related to insufficient written policies and procedures over accounting transaction processing and period end financial disclosures, resulting in effective oversight in the establishment and proper controls over accounting and financial reporting.

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

Changes in Internal Control over Financial Reporting

Except as described above, there was no change during the three months ended September 30, 2017 in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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