Form 10-K/A
period 2017-12-31
PILLARSTONE CAPITAL REIT
filed 2018-09-18
CIK 928953

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
As of March 15, 2018, the Registrant had issued 443,299 common shares of beneficial interest and had 405,169 shares outstanding after deducting 38,130 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2018 Annual Meeting of Shareholders, which proxy statement was filed on April 15, 2018 for the year ended December 31, 2017.

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends and restates certain items noted below in the Annual Report on Form 10-K of Pillarstone Capital REIT (the “Company”) for the fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2018 (the “Original Filing”). This Form 10-K/A restates the Company's consolidated financial statements and related disclosures for the year ended December 31, 2017 to reflect the correction of an accounting error described below.

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
Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of December 31, 2017, we owned 18.6% of the outstanding equity in Pillarstone OP and fully consolidate it on our financial statements.

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

Employees

As of March 1, 2018, the Company has one full-time and two part-time employees.

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

Pillarstone Capital REIT
Real Estate Assets
As of December 31, 2017

Community Name	Location	Year Built/ Renovated	GLA	Percent Occupied at 12/31/2017	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
9101 LBJ Freeway	Dallas	1985	125,874	75%	$1,311	$13.89	$13.58
Corporate Park Northwest	Houston	1981	174,359	79%	1,864	13.53	13.76
Corporate Park West	Houston	1999	175,665	78%	1,540	11.24	11.53
Corporate Park Woodland	Houston	2000	99,937	97%	1,003	10.35	10.93
Corporate Park Woodland II	Houston	2000	16,220	88%	167	11.70	15.83
Dairy Ashford	Houston	1981	42,902	37%	110	6.93	7.62
Holly Hall Industrial Park	Houston	1980	90,000	91%	642	7.84	7.99
Holly Knight	Houston	1984	20,015	100%	375	18.74	19.14
Interstate 10 Warehouse	Houston	1980	151,000	86%	579	4.46	4.74
Main Park	Houston	1982	113,410	79%	540	6.03	6.91
Plaza Park	Houston	1982	105,530	64%	636	9.42	9.70
Uptown Tower	Dallas	1982	253,981	81%	4,144	20.14	20.70
Westbelt Plaza	Houston	1978	65,619	67%	501	11.40	11.35
Westgate Service Center	Houston	1984	97,225	99%	720	7.48	7.73

Total / Weighted Average			1,531,737	81%	$14,132	$11.39	$11.76

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

(2)	Calculated as annualized base rent divided by gross leasable area ("GLA") leased as of December 31, 2017. Excludes vacant space as of December 31, 2017.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our Common Shares are quoted on the OTC Bulletin Board and on the pink sheets with the symbol "PRLE". The number of holders of record of our Common Shares was 102 as of March 15, 2018, and we estimate we have approximately 304 beneficial holders of Common Shares as of that date. As of March 15, 2018, we had 405,169 Common Shares of beneficial interest outstanding.

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

On March 15, 2018, the closing price of our Common Shares reported on the OTC Bulletin Board was $4.05 per share.

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

Preferred Share Conversions

During 2017 and 2016, 0 and 1,600 preferred shares were converted into 0 and 73 Common Shares, repectively.

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
Results of Operations

The following is a discussion of our results of operations and net income for the years ended December 31, 2017 and 2016 and financial condition, including:

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

Comparison of the years ended December 31, 2017 and 2016

Leasing Activity

As of December 31, 2017, we owned 14 properties with 1,531,737 square feet of GLA, which were approximately 81% occupied.

Revenues from Operations

We had rental income and tenant reimbursements of approximately $16,768,000 for the year ended December 31, 2017 due to the Acquisition of the Real Estate Assets through Pillarstone OP on December 8, 2016.

Expenses from Operations

We had property expenses of approximately $7,701,000 for the year ended December 31, 2017 due to the Acquisition of the Real Estate Assets through Pillarstone OP on December 8, 2016. General and administrative expenses increased approximately $16,000 for the year ended December 31, 2017 due to an increase in legal and other professional fees related to the Acquisition by Pillarstone OP. Interest expense increased approximately $2,549,000 as a result of the assumption of $65.9 million in debt on the Real Estate Assets in December 2016. Depreciation and amortization was approximately $3,268,000 for the year ended December 31, 2017 due to the Acquisition of the Real Estate Assets through Pillarstone OP on December 8, 2016.

Liquidity and Capital Resources

During most of 2016, the Company was a corporate shell current in its SEC filings. In December 2016, after the Acquisition, cash was provided by operations, equity transactions, and borrowings from affiliates and lending institutions as the primary sources of liquidity to the Company. During most of 2016, we were dependent on cash provided by loans in 2015 of $197,780 from five trustees on our board of trustees at that time in exchange for convertible notes payable. The funds were utilized for due diligence costs incurred in connection with the development and execution of the Contribution Agreement and other transaction documents executed in connection with the Acquisition as well as maintaining the Company's status as a smaller reporting company current in its quarterly and annual financial statement filings with the SEC. We have kept the public entity available for value-added real estate opportunities, including (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

Cash Flows

As of December 31, 2017, our unrestricted cash resources were $2,991,000. We are dependent on cash generated by Pillarstone OP through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs.

During the year ended December 31, 2017, the Company's cash balance increased by $1,748,000 from $1,243,000 at December 31, 2016 to $2,991,000 at December 31, 2017. This increase in cash was due to cash provided by operating activities of approximately $5,918,000 offset by cash used in investing and financing activities of $1,249,000 and $2,921,000, respectively.

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

Current Tax Status

At December 31, 2017, we have net operating loss carry-forwards of $777,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carry-forwards, which will expire in varying amounts through the year 2037.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2017.

Valuation Allowance of Deferred Tax Asset

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. At December 31, 2017, we had net operating loss carry-forwards totaling $777,000.

While these losses together with timing differences created a deferred tax asset of $490,000, a valuation allowance of $490,000 was applied against this asset because of the uncertainty of whether we will be able to use these loss carry-forwards, which will expire in varying amounts through the year 2037.

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

During the Company’s fiscal years ended December 31, 2016 and 2017 and through January 19, 2017 (the "Engagement Date") (1) there were no disagreements with Boulay on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Boulay, would have caused Boulay to make reference to the matter in its reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2014 and December 31, 2015 and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Exchange Act.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2017, because of the material weakness discussed below.
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

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and represented within the time periods required.

Our management assessed the effectiveness of our internal control over financial reporting at the time the Original Filing was filed on March 29, 2018. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessments, at the time the Original Filing was filed on March 29, 2018, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2017. Subsequent to this evaluation, the Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal control over financial reporting.

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

We intend to strengthen our controls around the application of ASC 810 and the adoption of any unique accounting applications by preparing formal written memos for every new standard that is applicable to the Company as opposed to the more material ones as it has historically done. We have taken steps to remediate the material weaknesses described above, including (1) reviewing the processes that identify unique accounting transactions, (2) implementing new control procedures that clearly document how unique transactions will be assessed under U.S. GAAP and use of external resources as necessary and (3) adjusted our communications with the Audit Committee that describe the results of such documentation.

We do not expect to incur material costs to remediate this control and expect to have this material weakness remediated no later than September 30, 2018.

Notwithstanding the existence of the internal control deficiencies, management believes that the consolidated financial statements in this Form 10-K/A fairly present, in all material respects, the Company's financial condition as of December 31, 2017, and results of its operations and cash flows for the year ended December 31, 2017, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement was filed with the SEC on April 5, 2018.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement was filed with the SEC on April 5, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement was filed with the SEC on April 5, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement was filed with the SEC on April 5, 2018.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement was filed with the SEC on April 5, 2018.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pillarstone Capital REIT and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”).
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
Restatement of Previously Issued Financial Statements
As discussed in Note 2 to the Consolidated Financial Statements, the December 31, 2017 Consolidated Financial Statements have been restated to correct a misstatement.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Pannell Kerr Forster of Texas, P.C.
Houston, Texas
March 29, 2018, except for the effects of the restatement as discussed in Note 2 to the Consolidated Financial statements, as to which the date is September 18, 2018.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2017	2016
	Restated
ASSETS(1)
Real estate assets, at cost
Property	$83,144	$80,564
Accumulated depreciation	(2,934)	(150)
Total real estate assets	80,210	80,414
Cash and cash equivalents	2,991	1,243
Escrows and acquisition deposits	2,188	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	798	213
Receivable due from related party	1,304	2,818
Unamortized lease commissions and deferred legal costs, net	1,265	1,150
Prepaid expenses and other assets	160	149
Total assets	$88,916	$88,261
LIABILITIES AND EQUITY (DEFICIT)(2)
Liabilities:
Notes payable	$64,313	$65,474
Accounts payable and accrued expenses	3,586	3,509
Payable due to related party	1,005	265
Convertible notes payable - related parties	198	198
Accrued interest payable	42	22
Tenants' security deposits	1,191	996
Total liabilities	70,335	70,464
Commitments and contingencies	—	—
Shareholders' Equity (Deficit):
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2017 and 2016, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding at December 2017 and 2016, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at December 31, 2017 and 2016	4	4
Additional paid-in capital	28,147	28,147
Accumulated deficit	(27,635)	(27,850)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' deficit	(280)	(495)
Noncontrolling interest in subsidiary	18,861	18,292
Total equity	18,581	17,797
Total liabilities and equity	$88,916	$88,261

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)
	December 31,
	2017	2016
	Restated
(1) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$83,141	$80,564
Accumulated depreciation	(2,934)	(150)
Total real estate assets	80,207	80,414
Cash and cash equivalents	2,812	1,236
Escrows and acquisition deposits	2,188	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts	798	213
Receivable due from related party	1,304	2,818
Unamortized lease commissions and deferred legal costs, net	1,265	1,150
Prepaid expenses and other assets	150	134
Total assets	$88,724	$88,239

(2) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$64,313	$65,474
Accounts payable and accrued expenses	3,494	3,481
Payable due to related party	1,005	265
Tenants' security deposits	1,191	996
Total liabilities	$70,003	$70,216

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
	Restated
Property revenues
Rental revenues	$14,218	$983
Other revenues	2,550	157
Total property revenues	16,768	1,140

Property expenses
Property operation and maintenance	5,029	397
Real estate taxes	2,672	174
Total property expenses	7,701	571

Other expenses
General and administrative	508	492
Depreciation and amortization	3,268	163
Interest expense	2,725	176
Total other expense	6,501	831

Income (loss) before loss on disposal of assets and income taxes	2,566	(262)

Loss on disposal of assets	(31)	—
Provision for income taxes	(88)	—

Net income (loss)	2,447	(262)

Less: noncontrolling interest in subsidiary	2,232	203

Net income (loss) attributable to Common Shareholders	$215	(465)

Earnings (Loss) Per Share:
Basic income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$0.53	$(1.15)
Diluted income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$0.07	$(1.15)

Weighted average number of Common Shares outstanding:
Basic:	405,169	405,169
Diluted:	2,903,219	405,169

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands, except per share data)

	Class A	Class C		Additional		Cost of	Total		Total
	Preferred	Preferred	Common	Paid-in	Accumulated	Shares held	Shareholders'	Noncontrolling	Equity
	Shares	Shares	Shares	Capital	Deficit	in Treasury	Deficit	Interest	(Deficit)
Balance, December 31, 2015	$3	$2	$4	$28,147	$(27,385)	$(801)	$(30)	$—	$(30)

Contributions in Operating Partnership	—	—	—	4,121	—	—	4,121	18,089	22,210

Distributions in kind	—	—	—	(4,121)	—	—	(4,121)	—	(4,121)

Net loss	—	—	—	—	(465)	—	(465)	203	(262)

Balance, December 31, 2016	3	2	4	28,147	(27,850)	(801)	(495)	18,292	17,797

Distributions to operating partnership limited partner (restated)	—	—	—	—	—	—	—	(1,663)	(1,663)

Net income (restated)	—	—	—	—	215	—	215	2,232	2,447

Balance, December 31, 2017 (restated)	$3	$2	$4	$28,147	$(27,635)	$(801)	$(280)	$18,861	$18,581

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016
	Restated
Cash flows from operating activities:
Net income (loss)	$2,447	$(262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,268	163
Deferred loan costs	97	—
Loss on disposal of assets	31	—
Bad debt expense	412	127
Changes in operating assets and liabilities:
Escrows and acquisition deposits	86	—
Accrued rent and accounts receivable	(997)	(340)
Receivable from related party	120	(1,542)
Unamortized lease commissions and deferred legal costs	(567)	(7)
Prepaid expenses and other assets	(11)	(8)
Accounts payable and accrued expenses	97	1,200
Accounts payable due to related party	740	265
Tenants' security deposits	195	61
Net cash provided by (used in) operating activities	5,918	(343)

Cash flows from investing activities:
Additions to real estate	(1,249)	—
Net cash used in investing activities	(1,249)	—

Cash flows from financing activities:
Proceeds from issuance of OP units, net of offering costs	—	1,412
Distributions paid to noncontrolling interest in Consolidated Partnership	(1,663)	—
Repayments of notes payable	(1,258)	—
Net cash provided by (used in) financing activities	(2,921)	1,412

Net increase in cash and cash equivalents	1,748	1,069
Cash and cash equivalents at beginning of period	1,243	174
Cash and cash equivalents at end of period	$2,991	$1,243

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,611	$—
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$20	$—
Investment in Pillarstone Capital REIT Operating Partnership LP	$—	$4,121
Distribution in kind from Pillarstone Capital REIT Operating Partnership LP	$—	$(4,121)
Debt assumed with acquisitions of real estate	$—	$65,937
Value of OP units exchanged for real estate	$—	$16,667
Fair value of assets acquired	$—	$(82,614)
Additions to real estate contributed by related party	$1,394	$—

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

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In November 2017, the Company and Whitestone each received a comment letter from the Staff (the “Staff”) of the Division of Corporation Finance of the SEC relating to the Company’s and Whitestone’s Annual Reports on Form 10-K for the year ended December 31, 2016. In the respective letters, the Staff requested that the Company and Whitestone provide them with an analysis to support the determination that the Operating Partnership is a variable interest entity (“VIE”) of which Whitestone is the primary beneficiary. In response to the Staff’s comment, Whitestone, on its own behalf and on behalf of the Company, provided the Staff with its analysis of Whitestone’s accounting and financial reporting obligations relating to its interest in the Operating Partnership. After communicating its analysis and conclusions to the Staff and responding to additional questions from the Staff relating to this matter, the Staff did not object to or otherwise take exception to the initial determinations at the time of the consummation of the acquisition in December 2016 but provided a verbal reminder in that the determination of the primary beneficiary of a VIE should be continually reassessed, and recommended that Whitestone consider pre-clearing future accounting treatment of the Operating Partnership with the Staff of the Office of the Chief Accountant (“OCA”).

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

The following table presents the effects of the restatement on the consolidated balance sheet as of December 31, 2017 (in thousands):

	December 31, 2017
	As Reported	Effect of Restatement	As Restated
Real estate assets, at cost
Property	$3	$83,141	$83,144
Accumulated depreciation	—	(2,934)	(2,934)
Total real estate assets	3	80,207	80,210
Cash and cash equivalents	179	2,812	2,991
Escrows and acquisition deposits	—	2,188	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts	—	798	798
Receivable due from related party	—	1,304	1,304
Unamortized lease commissions and deferred legal costs, net	—	1,265	1,265
Prepaid expenses and other assets	10	150	160
Total assets	$192	$88,724	$88,916

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

	December 31, 2017
	As Reported	Effect of Restatement	As Restated
Notes payable	$—	$64,313	$64,313
Accounts payable and accrued expenses	92	3,494	3,586
Accounts payable - related party	316	689	1,005
Convertible notes payable - related parties	198	—	198
Accrued interest payable	42	—	42
Tenants' security deposits	—	1,191	1,191
Negative equity investment in Pillarstone Capital REIT LP	88	(88)	—
Total liabilities	736	69,599	70,335

Commitments and contingencies	—	—	—
Shareholders' Equity (Deficit):
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2017 and 2016, $10.00 per share liquidation preference	3	—	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding at December 31, 2017 and 2016, $10.00 per share liquidation preference	2	—	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at December 31, 2017 and 2016	4	—	4
Additional paid-in capital	28,147	—	28,147
Accumulated deficit	(27,899)	264	(27,635)
Treasury stock, at cost, 38,130 shares	(801)	—	(801)
Total Pillarstone Capital REIT shareholders' deficit	(544)	264	(280)
Noncontrolling interest in subsidiary	—	18,861	18,861
Total equity (deficit)	(544)	19,125	18,581
Total liabilities and equity	$192	$88,724	$88,916

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

The following table presents the effects of the restatement on the consolidated statement of operations for the year ended December 31, 2017 (in thousands, except per share data):

	Year Ended December 31, 2017
	As Reported	Effect of Restatement	As Restated
Property revenues
Rental revenues	$—	$14,218	$14,218
Other revenues	—	2,550	2,550
Total property revenues	—	16,768	16,768

Property expenses
Property operation and maintenance	—	5,029	5,029
Real estate taxes	—	2,672	2,672
Total property expenses	—	7,701	7,701

Other expenses
General and administrative	273	235	508
Depreciation and amortization	—	3,268	3,268
Interest expense	19	2,706	2,725
Total other expense	292	6,209	6,501

Income (loss) before loss on disposal of assets and income taxes	(292)	2,858	2,566

Loss on disposal of assets	—	(31)	(31)
Equity in income of Pillarstone Capital REIT Operating Partnership LP	275	(275)	—
Provision for income taxes	—	(88)	(88)

Net income (loss)	(17)	2,464	2,447

Less: non-controlling interest in subsidiary	—	2,232	2,232

Net income (loss) attributable to Common Shareholders	$(17)	$232	$215

Net income (loss) attributable to Common Shareholders per Common Share:

Basic	$(0.04)	$0.57	$0.53

Diluted	$(0.04)	$0.11	$0.07

Table of Contents

3. BASIS OF PRESENTATION

Basis of consolidation. We have prepared the consolidated financial statements pursuant to the rules and regulations of the SEC and U.S. GAAP. In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of December 31, 2017 and 2016, the results of our operations for the years ended December 31, 2017 and 2016, and of our cash flows for the years ended December 31, 2017 and 2016 have been included. We also consolidate a VIE when we are determined to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management and other contractual agreements. Consequently, the accompanying consolidated financial statements include the accounts of Pillarstone OP and a wholly-owned subsidiary that discontinued operations in 2002. See Note 5 for additional disclosure on our VIE.

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

Use of estimates. In order to conform with U.S. GAAP, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2017 and 2016, and the reported amounts of revenues and expenses for the years ended December 31, 2017 and 2016. Actual results could differ from those estimates. Significant estimates include deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

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

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2017.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2017 and 2016, we had an allowance for uncollectible accounts of $539,000 and $125,000, respectively, and bad debt expense of $412,000 and $127,000, respectively.

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

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

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

At December 31, 2017, we have net operating loss carry-forwards totaling $777,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty of whether we will be able to use these loss carry-forwards, which will expire in varying amounts through the year 2037.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes aggregate to approximately $65.1 million and $65.9 million as compared to the book value of approximately $64.7 million and $65.9 million as of December 31, 2017 and 2016, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2017 and 2016. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Recent accounting pronouncements. In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We will adopt this guidance on a modified retrospective basis beginning January 1, 2019, and such adoption will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $47,000 in legal related costs for the year ended December 31, 2017. We had no capitalized legal related costs for the year ended December 31, 2016.

In November 2016, the FASB issued guidance requiring that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash quivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will become effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance effective January 1, 2018, and we have reconciled cash and cash equivalents and restricted cash and restricted cash equivalents on a retrospective basis, whereas under the previous guidance, we reported restricted cash and restricted cash equivalents under cash flows from financing activities.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

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

5. VARIABLE INTEREST ENTITIES

On December 8, 2016, Pillarstone and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone, both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”). The Subsidiaries own 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries, the “Property”) for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately a 18.6% valued at $4.1 million as of the date of the agreement.

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

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheet as of December 31, 2017 and 2016 consists of the following (in thousands):

	December 31,
	2017	2016
Real estate assets, at cost
Property	$83,141	$80,564
Accumulated depreciation	(2,934)	(150)
Total real estate assets	80,207	80,414
Cash and cash equivalents	2,812	1,236
Escrows and acquisition deposits	2,188	2,274
Accrued rents and accounts receivable, net of allowance for doubtful accounts(1)	798	213
Receivable due from related party	1,304	2,818
Unamortized lease commissions and deferred legal costs, net	1,265	1,150
Prepaid expenses and other assets	150	134
Total assets	$88,724	$88,239

Liabilities
Notes payable	64,313	65,474
Accounts payable and accrued expenses	3,494	3,481
Payable due to related party	1,005	265
Tenants' security deposits	1,191	996
Total liabilities	$70,003	$70,216

(1)    Excludes approximately $0.3 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of December 31, 2017 and 2016.

6. REAL ESTATE

As of December 31, 2017, Pillarstone OP owned 14 commercial properties in the Dallas and Houston areas comprised of approximately 1.5 million square feet of gross leasable area.

Unaudited pro forma results of operations. Revenue and net income attributable to the Property of $16.8 million and $2.7 million, respectively, have been included in our results of operations for the year ended December 31, 2017. The following unaudited pro forma results summarized below reflect our consolidated results of operations as if the Contribution Agreement had occurred on January 1, 2016. The unaudited consolidated pro forma results of operations is not necessarily indicative of what the actual results of operations would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Year Ended December 31,
	2017	2016
(in thousands, except per share data)	(Restated)	(Unaudited)
Total property revenues	$16,768	$15,323
Net income	$2,447	$2,148
Net income attributable to Common Shareholders	$215	$(19)

Basic earnings per share:	$0.53	$(0.05)
Diluted earnings per share:	$0.07	$(0.05)

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

7. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2017	2016
Tenant receivables	$680	$293
Accrued rents and other recoveries	657	45
Allowance for doubtful accounts	(539)	(125)
Total	$798	$213

8. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COSTS, NET

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2017	2016
Leasing commissions	$1,577	$1,163
Deferred legal costs	47	—
Total cost	1,624	1,163
Less: leasing commissions accumulated amortization	(350)	(13)
Less: deferred legal costs accumulated amortization	(9)	—
Total cost, net of accumulated amortization	$1,265	$1,150

A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Legal Costs	Total
2018	$380	$11	$391
2019	272	9	281
2020	222	7	229
2021	155	5	160
2022	100	4	104
Thereafter	98	2	100
Total	$1,227	$38	$1,265

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

9. FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases, which provide for minimum base rents plus, in some instances, contingent rents based upon a percentage of the tenants' gross receipts. A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements and contingent rents) under noncancelable operating leases in existence as of December 31, 2017 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2018	$11,532
2019	8,568
2020	6,839
2021	4,429
2022	2,584
Thereafter	13,160
Total	$47,112

10. DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2017	2016
Fixed rate notes
$37.0 million 3.76% Note, due December 1, 2020	$33,148	$34,166
$16.5 million 4.97% Note, due September 26, 2023	16,058	16,298
Floating rate notes
Related party Note, LIBOR plus 1.40% to 1.95%, due December 8, 2018	15,473	15,473
Total notes payable principal	64,679	65,937
Less deferred financing costs, net of accumulated amortization	(366)	(463)
Total notes payable	$64,313	$65,474

Our mortgage debt was collateralized by 10 operating properties as of December 31, 2017 and 2016 with a combined net book value of $63.0 million and $62.9 million, respectively. Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties. Certain other of our loans are subject to customary covenants. As of December 31, 2017, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2017 are due during the following years:

Year	Amount Due (in thousands)
2018	$16,817
2019	1,376
2020	31,286
2021	308
2022	323
Thereafter	14,569
Total	$64,679

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

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

12. SHAREHOLDERS' EQUITY

Operating partnership units. Substantially all of our business is conducted through Pillarstone OP and we are the sole general partner. As of December 31, 2017, we owned a 18.6% interest in Pillarstone OP. At any time on or after six months following the date of the initial issuance thereof, limited partners in Pillarstone OP holding OP units have the right to convert their OP units for cash, or at our option, Common Shares of Pillarstone. As of December 31, 2017, there were 16,688,167 OP units outstanding.

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

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

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

The following table summarizes the activity for outstanding stock options:

Options Outstanding
Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Shares	Price	(in years)	Intrinsic Value (1)

Balance at December 31, 2015	667	$33.75	1.3	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	—	$—
Balance at December 31, 2016	667	$33.75	1.25	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	—	—
Balance at December 31, 2017	667	$33.75	1.25	$—
Vested and exercisable as of December 31, 2017	—	$—	—	$—

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2017. Because the weighted average exercise price exceeds fair market value at December 31, 2017, there is no aggregate intrinsic value for the options.

The Company did not recognize any stock-based compensation expense during the years ending December 31, 2017 and 2016. As of December 31, 2017 and 2016, there was no remaining unrecognized cost related to stock options.

13. INCENTIVE EQUITY PLAN

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan (“2016 Plan”).

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

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

14. EARNINGS (LOSS) PER SHARE

The Company applies the guidance of ASC 260, "Earnings Per Share," for all periods presented herein. Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of both earnings (loss) per Common Share calculations for the years ended December 31, 2017 and 2016.

For the year ended December 31, 2016, Class A Preferred Shares and Class C Preferred Shares were not included in net income (loss) per weighted average Common Share outstanding-diluted as they would be anti-dilutive. During the years ended December 31, 2017 and 2016, the Company had $197,780 of convertible notes payable as discussed in Note 11. The convertible notes payable were not included in the computation of diluted earnings per share because the effect of conversion would be anti-dilutive.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

	For the year ended December 31,
(in thousands, except share and per share data)	2017	2016
	(Restated)
Numerator:
Net income (loss) available to Common Shareholders	$215	$(465)
Dilutive effect of interest from convertible notes payable	—	—
Net income (loss) available to Common Shareholders with assumed conversion	$215	$(465)

Denominator:
Weighted average number of Common Shares - basic	405,169	405,169
Effect of dilutive securities:
Assumed conversion of Preferred A Shares	53,610	—
Assumed conversion of Preferred C Shares	2,444,440	—
Assumed conversion of convertible notes payable	—	—
Weighted average number of Common Shares - dilutive	2,903,219	405,169

Earnings (Loss) Per Share:
Basic income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$0.53	$(1.15)
Diluted income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$0.07	$(1.15)

15. DIVIDENDS AND DISTRIBUTIONS

No cash distributions were declared during 2017 and 2016 with respect to the common or preferred shares.

16. INCOME TAXES

For financial reporting purposes, income before federal income taxes attributable to Common Shareholders includes the following components (in thousands):

	For the year ended December 31,
	2017	2016
Net income (loss)	$2,447	$(262)
Less: noncontrolling interest in subsidiary	2,232	203
Net income (loss) attributable to Common Shareholders	$215	$(465)

The Company follows the provisions of ASC Topic 740 which provides for recognition of deferred tax assets and liabilities for deductible temporary timing differences, net of a valuation allowance for any asset for which it is more-likely-than-not will not be realized in the Company’s tax return.

Income tax provisions were $88,000 and $0 for the years ended December 31, 2017 and 2016, respectively.

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

The income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2017 and 2016 was comprised of the following components (in thousands):

	For the year ended December 31,
	2017	2016
Federal:
Deferred	$46	$8
Change in deferred rate from 34% to 21% for 2017 and 40% to 34% for 2016	331	156
Change in valuation allowance	(377)	(164)
	$—	$—

State:
Current	$88	$—
	$88	$—

Total tax expense	$88	$—

The items accounting for the difference between income taxes computed at the Federal statutory rate and our effective rate were as follows:

	For the year ended December 31,
	2017	2016
Federal statutory rate	34%	34%
Effect of:
Noncontrolling interest	(31)%	26%
State income tax benefit, net of Federal tax effect	4%	—%
Change in deferred valuations	—%	(63)%
Change in deferred rate from 34% to 21% for 2017 and 40% to 34% for 2016	12%	(59)%
Change in valuation allowance	(15)%	62%
Effective rate	4%	—%

Deferred tax assets and liabilities consist of the following (in thousands):

	At December 31,
	2017	2016
Deferred tax assets and liabilities:
Net operating loss carry-forwards	$164	$250
Depreciation and amortization	209	449
Acquisition and organizational costs	72	125
Accruals and others	45	43
Total deferred tax assets and liabilities	490	867
Valuation allowance	(490)	(867)
Deferred tax assets and liabilities net of valuation allowance	$—	$—

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and has provided a full valuation allowance of $490,000 and $867,000, against the net deferred tax assets of the Company as of December 31, 2017 and 2016, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.

As of December 31, 2017, the Company had net operating loss carry-forwards of $777,000 available to be carried to future periods.

The loss carry-forwards expire as follows (in thousands):

Year Expiring	Net Operating Loss
2026	$41
2027	114
2028	60
2029	81
2030	52
2031	39
2032	61
2033	54
2034	57
2035	67
2036	108
2037	43
Total loss carry-forwards	$777

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
December 31, 2017

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

The following table presents the revenue and expenses with Whitestone included in our consolidated statements of operations for the years ended December 31, 2017 and 2016 (in thousands):

		Year Ended December 31,
	Location of Revenue (Expense)	2017	2016
Rent	Rental revenues	$782	$58
Property management fees	Property operation and maintenance	$(732)	$(57)
Asset management fees	Property operation and maintenance	$(264)	$(17)
Interest expense	Interest expense	$(528)	$(26)

Receivables due from related parties consisted of the following as of December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Construction in process (1)	$45	$1,439
Tenant receivables and other receivables	1,259	1,379
Total	$1,304	$2,818

(1)
Amount relates to future tenant and building improvement expenditures implicit within the Contribution Agreement to be paid by Whitestone and capitalized by the Company in subsequent periods when placed in service.

Payables due to related parties consisted of the following as of December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Payables due to related party	$1,005	$265
Total	$1,005	$265

18. COMMITMENTS AND CONTINGENCIES

Employment Agreements

On April 3, 2006, the board of trustees authorized modifications to Mr. Mastandrea’s employment agreement. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his

PILLARSTONE CAPITAL REIT
Notes to Consolidated Financial Statements
December 31, 2017

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

PILLARSTONE CAPITAL REIT
Schedule II - Valuation and Qualifying Accounts
December 31, 2017

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Year	Expense	Reserves	Year
Deferred tax asset allowance:
Year ended December 31, 2017	$867	$(377)	$—	$490
Year ended December 31, 2016	1,031	(164)	—	867
Year ended December 31, 2015	1,004	27	—	1,031

Allowance for doubtful accounts:
Year ended December 31, 2017	$125	412	2	$539
Year ended December 31, 2016	—	127	(2)	125
Year ended December 31, 2015	—	—	—	—

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(Restated)

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total

Pillarstone OP Properties:
9101 LBJ Freeway	$3,590	$2,811	$82	$—	$3,590	$2,893	$6,483
Corporate Park Northwest	1,326	5,009	189	—	1,326	5,198	6,524
Corporate Park West	2,772	10,144	501	—	2,772	10,645	13,417
Corporate Park Woodland	1,144	4,764	65	—	1,144	4,829	5,973
Corporate Park Woodland II	2,730	24	—	—	2,730	24	2,754
Dairy Ashford	325	920	2	—	325	922	1,247
Holly Hall Industrial Park	2,730	1,768	1	—	2,730	1,769	4,499
Holly Knight	807	1,231	110	—	807	1,341	2,148
Interstate 10 Warehouse	2,915	765	110	—	2,915	875	3,790
Main Park	1,176	1,626	432	—	1,176	2,058	3,234
Plaza Park	1,527	1,660	50	—	1,527	1,710	3,237
Uptown Tower	7,304	15,493	690	—	7,304	16,183	23,487
Westbelt Plaza	1,171	1,393	81	—	1,171	1,474	2,645
Westgate Service Center	937	2,502	267	—	937	2,769	3,706
Total - Pillarstone OP Properties	$30,454	$50,110	$2,580	$—	$30,454	$52,690	$83,144

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(Restated)

		Accumulated Depreciation	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Acquired	Life
Pillarstone OP Properties:
9101 LBJ Freeway		$213	12/8/2016	5-39 years
Corporate Park Northwest		416	12/8/2016	5-39 years
Corporate Park West	(3)	333	12/8/2016	5-39 years
Corporate Park Woodland	(3)	194	12/8/2016	5-39 years
Corporate Park Woodland II		3	12/8/2016	5-39 years
Dairy Ashford	(3)	26	12/8/2016	5-39 years
Holly Hall Industrial Park	(3)	95	12/8/2016	5-39 years
Holly Knight		48	12/8/2016	5-39 years
Interstate 10 Warehouse	(3)	48	12/8/2016	5-39 years
Main Park	(3)	155	12/8/2016	5-39 years
Plaza Park	(3)	152	12/8/2016	5-39 years
Uptown Tower	(4)	913	12/8/2016	5-39 years
Westbelt Plaza	(3)	163	12/8/2016	5-39 years
Westgate Service Center	(3)	175	12/8/2016	5-39 years
Total - Pillarstone OP Properties		$2,934

(1)	Reconciliations of total real estate carrying value for the years ended December 31, 2017 and 2016 follows:

	(in thousands)
	2017	2016
Balance at beginning of period	$80,564	$—
Additions during the period:
Acquisitions	—	80,564
Improvements	2,641	—
	2,641	80,564
Deductions - cost of real estate sold or retired	(61)	—
Balance at close of period	$83,144	$80,564

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $84,646.

(3)	These properties secure a $37.0 million mortgage note.

(4)	This property secures a $16.5 million mortgage note.