Form 10-Q/A
period 2018-03-31
PILLARSTONE CAPITAL REIT
filed 2018-09-18
CIK 928953

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
Yes [ ]      No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new ore revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

The Registrant had 405,169 Common Shares outstanding as of March 31, 2018.

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the quarterly report on Form 10-Q of Pillarstone Capital REIT (the “Company”) for the period ended March 31, 2018, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2018 (the “Original Filing”). This Form 10-Q/A restates the Company's consolidated financial statements and related disclosures for the period ended March 31, 2018 to reflect the correction of an accounting error described below.

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

FORM 10-Q/A

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2018	December 31, 2017
	Restated
	(unaudited)
ASSETS(1)
Real estate assets, at cost
Property	$83,813	$83,144
Accumulated depreciation	(3,672)	(2,934)
Total real estate assets	80,141	80,210
Cash and cash equivalents	2,536	2,991
Escrows and acquisition deposits	1,133	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,400	798
Receivable due from related party	699	1,304
Unamortized lease commissions and deferred legal costs, net	1,238	1,265
Prepaid expenses and other assets	101	160
Total assets	$87,248	$88,916

LIABILITIES AND EQUITY (2)
Liabilities:
Notes payable	$64,013	$64,313
Accounts payable and accrued expenses	2,013	3,586
Payable due to related party	885	1,005
Convertible notes payable - related parties	198	198
Accrued interest payable	47	42
Tenants' security deposits	1,262	1,191
Total liabilities	68,418	70,335
Commitments and contingencies	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at March 31, 2018 and December 31, 2017, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference at March 31, 2018 and December 31, 2017	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at March 31, 2018 and December 31, 2017	4	4
Additional paid-in capital	28,147	28,147
Accumulated deficit	(27,580)	(27,635)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' deficit	(225)	(280)
Noncontrolling interest in subsidiary	19,055	18,861
Total equity	18,830	18,581
Total liabilities and equity	$87,248	$88,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	March 31, 2018	December 31, 2017
	Restated
	(unaudited)
(1) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$83,810	$83,141
Accumulated depreciation	(3,672)	(2,934)
Total real estate assets	80,138	80,207
Cash and cash equivalents	2,361	2,812
Escrows and acquisition deposits	1,133	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,400	798
Receivable due from related party	699	1,304
Unamortized lease commissions and deferred legal costs, net	1,238	1,265
Prepaid expenses and other assets	94	150
Total assets	$87,063	$88,724

(2) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$64,013	$64,313
Accounts payable and accrued expenses	1,944	3,494
Payable due to related party	885	1,005
Tenants' security deposits	1,262	1,191
Total liabilities	$68,104	$70,003

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
	Restated
Property revenues
Rental revenues	$3,586	$3,536
Other revenues	792	628
Total property revenues	4,378	4,164

Property expenses
Property operation and maintenance	1,201	1,287
Real estate taxes	682	648
Total property expenses	1,883	1,935

Other expenses
General and administrative	193	281
Depreciation and amortization	856	716
Interest expense	672	675
Total other expense	1,721	1,672

Income before loss on disposal of assets and income taxes	774	557

Loss on disposal of assets	—	(6)
Provision for income taxes	(20)	(25)

Net income	754	526

Less: Non-controlling interests in subsidiary	700	553

Net income (loss) attributable to Common Shareholders	$54	$(27)

Earnings (Loss) Per Share:
Basic income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$0.13	$(0.07)
Diluted income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$0.02	$(0.07)

Weighted average number of Common Shares outstanding:
Basic:	405,169	405,169
Diluted:	2,903,219	405,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
	Restated
Cash flows from operating activities:
Net income	$754	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	856	716
Amortization of deferred loan costs	25	25
Loss on disposal of assets	—	6
Bad debt expense	40	70
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(642)	(383)
Receivable due from related party	561	(632)
Escrows and acquisition deposits	1,055	1,496
Unamortized lease commissions and deferred legal cost	(90)	(54)
Prepaid expenses and other assets	59	(177)
Accounts payable and accrued expenses	(1,567)	(1,695)
Payable due to related party	(120)	700
Tenants' security deposits	71	60
Net cash provided by operating activities	1,002	658

Cash flows from investing activities:
Additions to real estate	(625)	(106)
Net cash used in investing activities	(625)	(106)

Cash flows from financing activities:
Distributions paid to noncontrolling interest in Consolidated Partnership	(506)	(179)
Repayments of notes payable	(326)	(313)
Net cash used in financing activities	(832)	(492)

Net change in cash and cash equivalents	(455)	60
Cash and cash equivalents at beginning of period	2,991	1,243
Cash and cash equivalents at end of period	$2,536	$1,303

Supplemental disclosure of cash flow information:
Cash paid for interest	$650	$646
Non cash investing activities:
Additions to real estate contributed by related party	$44	$507

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the effects of the restatement on the consolidated balance sheet as of March 31, 2018 (in thousands):

	March 31, 2018
	As Reported	Adjustment	As Restated
Real estate assets, at cost
Property	$3	$83,810	$83,813
Accumulated depreciation	—	(3,672)	(3,672)
Total real estate assets	3	80,138	80,141
Cash and cash equivalents	175	2,361	2,536
Escrows and acquisition deposits	—	1,133	1,133
Accrued rents and accounts receivable, net of allowance for doubtful accounts	—	1,400	1,400
Receivable due from related party	—	699	699
Unamortized lease commissions and deferred legal costs, net	—	1,238	1,238
Prepaid expenses and other assets	7	94	101
Total assets	$185	$87,063	$87,248

Notes payable	$—	$64,013	$64,013
Accounts payable and accrued expenses	68	1,945	2,013
Payable due to related party	316	569	885
Convertible notes payable - related parties	198	—	198
Accrued interest payable	47	—	47
Tenants' security deposits	—	1,262	1,262
Negative equity investment in Pillarstone Capital REIT Operating Partnership LP	82	(82)	—
Total liabilities	711	67,707	68,418

Commitments and contingencies	—	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at March 31, 2018 and December 31, 2017, $10.00 per share liquidation preference	3	—	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference at March 31, 2018 and December 31, 2017	2	—	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at March 31, 2018 and December 31, 2017	4	—	4
Additional paid-in capital	28,147	—	28,147
Accumulated deficit	(27,881)	301	(27,580)
Treasury stock, at cost, 38,130 shares	(801)	—	(801)
Total Pillarstone Capital REIT shareholders' deficit	(526)	301	(225)
Noncontrolling interest in subsidiary	—	19,055	19,055
Total equity (deficit)	(526)	19,356	18,830
Total liabilities and equity	$185	$87,063	$87,248

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the effects of the restatement on the consolidated statement of operations for the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
	As Reported	Adjustment	As Restated
Property revenues
Rental revenues	$—	$3,586	$3,586
Other revenues	—	792	792
Total property revenues	—	4,378	4,378

Property expenses
Property operation and maintenance	—	1,201	1,201
Real estate taxes	—	682	682
Total property expenses	—	1,883	1,883

Other expenses
General and administrative	99	94	193
Depreciation and amortization	—	856	856
Interest expense	5	667	672
Total other expense	104	1,617	1,721

Income (loss) before income taxes	(104)	878	774

Equity in income of Pillarstone Capital REIT Operating Partnership LP	122	(122)	—
Provision for income taxes	—	(20)	(20)

Net income	18	736	754

Less: non-controlling interests in subsidiary	—	700	700

Net income attributable to Common Shareholders	$18	$36	$54

Net income attributable to Common Shareholders per Common Share:

Basic	$0.04	$0.09	$0.13

Diluted	$0.01	$0.01	$0.02

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Use of estimates. In order to conform with U.S. GAAP, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2018 and December 31, 2017, and the reported amounts of revenues and expenses for the three months ended March 31, 2018 and 2017. Actual results could differ from those estimates. Significant estimates include fair value of properties acquired, estimated useful lives of properties, allowance for bad debt, impairment, deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of March 31, 2018 and December 31, 2017 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2018.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of March 31, 2018 and December 31, 2017, we had an allowance for uncollectible accounts of approximately $579,000 and $539,000, respectively. For the three months ended March 31, 2018 and 2017, we had bad debt expense of approximately $40,000 and $70,000, respectively.

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

The Company evaluates potential uncertain tax positions on an annual basis in conjunction with the board of trustees and its tax accountants. Authoritative literature provides a two-step approach to recognize and measure tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The Company has no uncertain tax positions that required adjustments to our consolidated financial statements in 2018 or 2017.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We will adopt this guidance on a modified retrospective basis beginning January 1, 2019, and such adoption will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $4,000 in legal related costs for the three months ended March 31, 2018.

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

3. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2018	December 31, 2017
Tenant receivables	$1,112	$680
Accrued rents and other recoveries	867	657
Allowance for doubtful accounts	(579)	(539)
Total	$1,400	$798

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COST, NET

Costs which have been deferred consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Leasing commissions	$1,654	$1,577
Deferred legal cost	51	47
Total cost	1,705	1,624
Less: leasing commissions accumulated amortization	(454)	(350)
Less: deferred legal cost accumulated amortization	(13)	(9)
Total cost, net of accumulated amortization	$1,238	$1,265

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheet as of March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Real estate assets, at cost
Property	$83,810	$83,141
Accumulated depreciation	(3,672)	(2,934)
Total real estate assets	80,138	80,207
Cash and cash equivalents	2,361	2,812
Escrows and acquisition deposits	1,133	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,400	798
Receivable due from related party	699	1,304
Unamortized lease commissions and deferred legal costs, net	1,238	1,265
Prepaid expenses and other assets	94	150
Total assets	$87,063	$88,724

Liabilities:
Notes payable	$64,013	$64,313
Accounts payable and accrued expenses	1,944	3,494
Payable due to related party	885	1,005
Tenants' security deposits	1,262	1,191
Total liabilities	$68,104	$70,003

(1)	Excludes approximately $0.3 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of March 31, 2018 and December 31, 2017.

6. REAL ESTATE

As of March 31, 2018, Pillarstone OP owned 14 commercial properties in the Dallas and Houston areas comprised of approximately 1.5 million square feet of gross leasable area.

Pillarstone OP results of operations. Revenue and net income attributable to the Property were $4.4 million and $859,000, respectively, have been included in our results of operations for the three months ended March 31, 2018. Revenue and net income attributable to the Property were $4.2 million and $679,000, respectively, have been included in our results of operations for the three months ended March 31, 2017.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	March 31, 2018	December 31, 2017
Fixed rate notes
$37.0 million 3.76% Note, due December 1, 2020	$32,887	$33,148
$16.5 million 4.97% Note, due September 26, 2023	15,993	16,058
Floating rate notes
Related party Note, LIBOR plus 1.40% to 1.95%, due December 8, 2018	15,473	15,473
Total notes payable principal	64,353	64,679
Less deferred financing costs, net of accumulated amortization	(340)	(366)
Total notes payable	$64,013	$64,313

Our mortgage debt was collateralized by 10 operating properties as of March 31, 2018 with a combined net book value of $63.0 million. Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties. Certain other of our loans are subject to customary covenants. As of March 31, 2018, we were in compliance with all loan covenants.

Scheduled maturities of notes payable as of March 31, 2018 are due as followings:

Year	Amount Due (in thousands)
2018	$16,491
2019	1,376
2020	31,286
2021	308
2022	323
Thereafter	14,569
Total	$64,353

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

9. EARNINGS (LOSS) PER SHARE

Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of both earnings (loss) per Common Share calculations for the three month periods ended March 31, 2018 and 2017.

For the three month period ended March 31, 2017, Class A Preferred Shares and Class C Preferred Shares were not included in net income (loss) per weighted average Common Share outstanding-diluted as they would be anti-dilutive. During the three month periods ended March 31, 2018 and 2017, the Company had $197,780 of convertible notes payable as discussed

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

in Note 8. The convertible notes payable were not included in the computation of diluted earnings per share because the effect of conversion would be anti-dilutive.

	For the three months ended,
(in thousands, except share and per share data)	2018	2017
	(Restated)
Numerator:
Net income (loss) available to common shareholders	$54	$(27)
Dilutive effect of interest from convertible notes payable	—	—
Net income (loss) available to common shareholders with assumed conversion	$54	$(27)

Denominator:
Weighted average number of common shares - basic	405,169	405,169
Effect of dilutive securities:
Assumed conversion of Preferred A Shares	53,610	—
Assumed conversion of Preferred C Shares	2,444,440	—
Assumed conversion of convertible notes payable	—	—
Weighted average number of common shares - dilutive	2,903,219	405,169

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.13	$(0.07)
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.02	$(0.07)

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the revenue and expenses with Whitestone included in our consolidated statement of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Location of Revenue (Expense)	March 31, 2018	March 31, 2017
Rent	Rental revenues	$202	$185
Property management fees	Property operation and maintenance	$(189)	$(192)
Asset management fees	Property operation and maintenance	$(66)	$(66)
Interest expense	Interest expense	$(139)	$(124)

Receivables due from related parties consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Construction in process (1)	$2	$45
Tenant receivables and other receivables	697	1,259
Total	$699	$1,304

(1)
Amount relates to future tenant and building improvement expenditures implicit within the Contribution Agreement to be paid by Whitestone and capitalized by the Company in subsequent periods when placed in service.

Payables due from related parties consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Payables due from related party	$885	$1,005
Total	$885	$1,005

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
Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of March 31, 2018, we owned 18.6% of the outstanding equity in Pillarstone OP and fully consolidate it on our financial statements.
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

Comparison of the Three Month Periods Ended March 31, 2018 and 2017

Leasing Activity

As of March 31, 2018 we owned 14 properties with 1,531,737 square feet of GLA, which were approximately 78% occupied.

Revenues from Operations

We had property revenues of approximately $4,378,000 and $4,164,000 for the three months ended March 31, 2018 and 2017, respectively, a increase of 5% or $214,000. The average revenue per leased square foot increased $0.86 for the three months ended March 31, 2018 to $14.43 per leased square foot compared to the average revenue per leased square foot of $13.57 for the three months ended March 31, 2017, resulting in an increase of property revenues of approximately $261,000.

Expenses from Operations

Our property expenses were approximately $1,883,000 for the three months ended March 31, 2018 as compared to $1,935,000 for the three months ended March 31, 2017, a decrease of $52,000, or 3%. The primary components of property expenses are detailed in the table below:

	Three Months Ended March 31,
	2018	2017	Change	% Change
Real estate taxes	$682	$648	$34	5%
Utilities	273	311	(38)	(12)%
Contract services	286	327	(41)	(13)%
Repairs and maintenance	272	221	51	23%
Bad debt	40	70	(30)	(43)%
Management fees	255	258	(3)	(1)%
Labor and other	75	100	(25)	(25)%
Total property expenses	$1,883	$1,935	$(52)	(3)%

General and administrative expenses increased approximately $88,000 from approximately $281,000 for the three months ended March 31, 2017 to approximately $193,000 for the three months ended March 31, 2018. This increase is primarily the result of salaries and related benefits for the full-time employee of Pillarstone OP added in late 2017. Depreciation and amortization increased approximately $140,000 from approximately $716,000 for the three months ended March 31, 2017 to approximately $856,000 for the three months ended March 31, 2018.

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

Cash Flows

As of March 31, 2018, our unrestricted cash resources were approximately $2,536,000. We are dependent on cash generated by Pillarstone OP through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acqusition to meet our liquidity needs.

During the three months ended March 31, 2018, the Company's cash balance decreased by approximately $455,000 from approximately $2,991,000 at December 31, 2017 to approximately $2,536,000 at March 31, 2018.

Cash flow from operating activities contributed $1,002,000 and was offset by cash flow used for investing and financing activities of $625,000 and $832,000, respectively.

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

Current Tax Status

At March 31, 2018, we have net operating loss carryforwards of approximately $747,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036.

For the three months ended March 31, 2018, provision of income taxes consisted of approximately $20,000 accrual of Texas franchise tax.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to material weaknesses related to insufficient written policies and procedures over accounting transaction processing and period end financial disclosures, resulting in effective oversight in the establishment and proper controls over accounting and financial reporting.

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

Changes in Internal Control over Financial Reporting

Except as described above, there was no change during the three months ended March 31, 2018 in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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