Form 10-Q
period 2018-06-30
PILLARSTONE CAPITAL REIT
filed 2018-09-18
CIK 928953

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes [ ]      No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new ore revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

The Registrant had 405,169 Common Shares outstanding as of September 5, 2018.

FORM 10-Q/A

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS(1)
Real estate assets, at cost
Property	$84,430	$83,144
Accumulated depreciation	(4,454)	(2,934)
Total real estate assets	79,976	80,210
Cash and cash equivalents	2,596	2,991
Escrows and acquisition deposits	1,863	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,163	798
Receivable due from related party	1,067	1,304
Unamortized lease commissions and deferred legal costs, net	1,255	1,265
Prepaid expenses and other assets	271	160
Total assets	$88,191	$88,916

LIABILITIES AND EQUITY (2)
Liabilities:
Notes payable	$63,714	$64,313
Accounts payable and accrued expenses	2,544	3,586
Payable due to related party	772	1,005
Convertible notes payable - related parties	198	198
Accrued interest payable	52	42
Tenants' security deposits	1,368	1,191
Total liabilities	68,648	70,335
Commitments and contingencies	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at June 30, 2018 and December 31, 2017, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference at June 30, 2018 and December 31, 2017	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at June 30, 2018 and December 31, 2017	4	4
Additional paid-in capital	28,147	28,147
Accumulated deficit	(27,481)	(27,635)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' deficit	(126)	(280)
Noncontrolling interest in subsidiary	19,669	18,861
Total equity	19,543	18,581
Total liabilities and equity	$88,191	$88,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
(1) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$84,427	$83,141
Accumulated depreciation	(4,453)	(2,934)
Total real estate assets	79,974	80,207
Cash and cash equivalents	2,484	2,812
Escrows and acquisition deposits	1,863	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,163	798
Receivable due from related party	1,067	1,304
Unamortized lease commissions and deferred legal costs, net	1,255	1,265
Prepaid expenses and other assets	267	150
Total assets	$88,073	$88,724

(2) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$63,714	$64,313
Accounts payable and accrued expenses	2,506	3,494
Payable due to related party	772	1,005
Tenants' security deposits	1,368	1,191
Total liabilities	$68,360	$70,003

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Property revenues
Rental revenues	$3,580	$3,520	$7,166	$7,056
Other revenues	583	658	1,375	1,286
Total property revenues	4,163	4,178	8,541	8,342

Property expenses
Property operation and maintenance	1,157	1,076	2,358	2,363
Real estate taxes	579	652	1,261	1,300
Total property expenses	1,736	1,728	3,619	3,663

Other expenses
General and administrative	100	45	293	326
Depreciation and amortization	896	855	1,752	1,571
Interest expense	693	683	1,365	1,358
Total other expense	1,689	1,583	3,410	3,255

Income before loss on disposal of assets and income taxes	738	867	1,512	1,424

Loss on disposal of assets	—	(5)	—	(11)
Provision for income taxes	(24)	(20)	(44)	(45)

Net income	714	842	1,468	1,368

Less: Non-controlling interest in subsidiary	613	715	1,313	1,268

Net income attributable to Common Shareholders	$101	$127	$155	$100

Earnings Per Share:
Basic income per Common Share:
Net income available to Common Shareholders	$0.25	$0.31	$0.38	$0.25
Diluted income per Common Share:
Net income available to Common Shareholders	$0.03	$0.04	$0.05	$0.03

Weighted average number of Common Shares outstanding:
Basic:	405,169	405,169	405,169	405,169
Diluted:	3,090,652	3,075,793	3,090,652	2,903,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income	$1,468	$1,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,752	1,571
Amortization of deferred loan costs	50	50
Loss on disposal of assets	—	11
Bad debt expense	100	78
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(465)	(352)
Receivable due from related party	192	327
Escrows and acquisition deposits	325	832
Unamortized lease commissions and deferred legal costs, net	(215)	(190)
Prepaid expenses and other assets	(111)	(120)
Accounts payable and accrued expenses	(1,033)	(930)
Payable due to related party	(233)	520
Tenants' security deposits	177	78
Net cash provided by operating activities	2,007	3,243

Cash flows from investing activities:
Additions to real estate	(1,248)	(508)
Net cash used in investing activities	(1,248)	(508)

Cash flows from financing activities:
Distributions paid to noncontrolling interest in Consolidated Partnership	(505)	(1,170)
Repayments of notes payable	(649)	(624)
Net cash used in financing activities	(1,154)	(1,794)

Net change in cash and cash equivalents	(395)	941
Cash and cash equivalents at beginning of period	2,991	1,243
Cash and cash equivalents at end of period	$2,596	$2,184

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,307	$1,304
Cash paid for taxes	$88	$—
Non cash investing activities:
Disposal of fully depreciated real estate	$47	$2
Additions to real estate contributed by related party	$45	$722

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting.  Pillarstone Capital REIT's (the “Company”, “Pillarstone”, “we”, “our”, or “us”) financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of estimates. In order to conform with U.S. GAAP, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2018 and December 31, 2017, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2018 and 2017. Actual results could differ from those estimates. Significant estimates include fair value of properties acquired, estimated useful lives of properties, allowance for bad debt, impairment, deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of June 30, 2018 and December 31, 2017 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2018.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of June 30, 2018 and December 31, 2017, we had an allowance for uncollectible accounts of $639,000 and $539,000, respectively. For the three and six months ended June 30, 2018, we had bad debt expense of $60,000 and $100,000, respectively. For the three and six months ended June 30, 2017, we had bad debt expense of $8,000 and $78,000, respectively.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recent accounting pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. The standard also requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance on a modified retrospective basis beginning January 1, 2018 and do not expect this standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We will adopt this guidance on a modified retrospective basis beginning January 1, 2019, and such adoption will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $3,000 in legal related costs for the six months ended June 30, 2018. We did not capitalize any legal related costs for the three months ended June 30, 2018.

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

2. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2018	December 31, 2017

Tenant receivables	$897	$680
Accrued rents and other recoveries	905	657
Allowance for doubtful accounts	(639)	(539)
Total	$1,163	$798

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COST, NET

Costs which have been deferred consist of the following (in thousands):

	June 30, 2018	December 31, 2017

Leasing commissions	$1,666	$1,577
Deferred legal cost	50	47
Total cost	1,716	1,624
Less: leasing commissions accumulated amortization	(445)	(350)
Less: deferred legal cost accumulated amortization	(16)	(9)
Total cost, net of accumulated amortization	$1,255	$1,265

4. VARIABLE INTEREST ENTITY

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

In connection with the Contribution Agreement, on December 8, 2016, the Company, as the general partner of Pillarstone OP, entered into an Amended and Restated Agreement of Limited Partnership of Pillarstone OP (as amended and restated, the “Amended and Restated Agreement of Limited Partnership”). Pursuant to the Amended and Restated Agreement of Limited Partnership, subject to certain protective rights of the limited partners described below, the general partner has full, exclusive and complete responsibility and discretion in the management and control of Pillarstone OP, including the ability to cause Pillarstone OP to enter into certain major transactions including a merger of Pillarstone OP or a sale of substantially all of the assets of Pillarstone OP. The limited partners have no power to remove the general partner without the general partner's consent. In addition, pursuant to the Amended and Restated Agreement of Limited Partnership, the general partner may not conduct any business other than in connection with the ownership, acquisition and disposition of interest in the Operating Partnership and management of the business of the Operating Partnership without the consent of certain of the limited partners. The Company is deemed to exercise significant influence over Pillarstone OP as it has the power to direct the activities that most significantly impact Pillarstone OP's economic performance and the Company's right to receive benefits based on its ownership percentage in Pillarstone OP. Accordingly, the Company accounts for Pillarstone OP as a VIE.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the period from December 8, 2016 through December 31, 2016, Pillarstone received a distribution in kind equal to the value of the original investment of $4.1 million.

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheet as of June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30, 2018	December 31, 2017

Real estate assets, at cost
Property	$84,427	$83,141
Accumulated depreciation	(4,453)	(2,934)
Total real estate assets	79,974	80,207
Cash and cash equivalents	2,484	2,812
Escrows and acquisition deposits	1,863	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts (1)	1,163	798
Receivable due from related party	1,067	1,304
Unamortized lease commissions and deferred legal costs, net	1,255	1,265
Prepaid expenses and other assets	267	150
Total assets	$88,073	$88,724

Liabilities
Notes payable	$63,714	$64,313
Accounts payable and accrued expenses	2,506	3,494
Payable due to related party	772	1,005
Tenants' security deposits	1,368	1,191
Total liabilities	$68,360	$70,003

(1)	Excludes approximately $0.3 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of June 30, 2018 and December 31, 2017.

5. REAL ESTATE

As of June 30, 2018, Pillarstone OP owned 14 commercial properties in the Dallas and Houston areas comprised of approximately 1.5 million square feet of gross leasable area.

Pillarstone OP results of operations. Revenue and net income attributable to the Property of $4.2 million and $0.8 million, respectively, have been included in our results of operations for the three months ended June 30, 2018. Revenue and net income attributable to the Property of $8.5 million and $1.6 million, respectively, have been included in our results of operations for the six months ended June 30, 2018. Revenue and net income attributable to the Property of $4.2 million and $0.9 million, respectively, have been included in our results of operations for the three months ended June 30, 2017. Revenue and net income attributable to the Property of $8.3 million and $1.6 million, respectively, have been included in our results of operations for the six months ended June 30, 2017.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	June 30, 2018	December 31, 2017
Fixed rate notes
$37.0 million 3.76% Note, due December 1, 2020	$32,624	$33,148
$16.5 million 4.97% Note, due September 26, 2023	15,932	16,058
Floating rate notes
Related party Note, LIBOR plus 1.40% to 1.95%, due December 8, 2018	15,473	15,473
Total notes payable principal	64,029	64,679
Less deferred financing costs, net of accumulated amortization	(315)	(366)
Total notes payable	$63,714	$64,313

Our mortgage debt was collateralized by 10 operating properties as of June 30, 2018 with a combined net book value of $62.8 million. Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties. Certain other of our loans are subject to customary covenants. As of June 30, 2018, we were in compliance with all loan covenants.

Scheduled maturities of notes payable as of June 30, 2018 were as follows:

Year	Amount Due (in thousands)
2018	$16,167
2019	1,376
2020	31,286
2021	308
2022	323
Thereafter	14,569
Total	$64,029

7. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees at that time loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and mature on November 20, 2018. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. After six months, the Company can convert the notes payable into Common Shares. At maturity or when the Company chooses to convert the convertible notes payable into Common Shares, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares.

8. EARNINGS PER SHARE

Net earnings per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of both earnings (loss) per Common Share calculations for the three and six month periods ended June 30, 2018 and 2017.

During the three and six month periods ended June 30, 2018 and 2017, the Company had $197,780 of convertible notes payable as discussed in Note 7. The convertible notes payable were not included in the computation of diluted earnings per share for the six month period ended June 30, 2017, because the effect of conversion would be anti-dilutive.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Numerator:
Net income (loss) available to common shareholders	$101	$127	$155	$100
Dilutive effect of interest from convertible notes payable	5	5	—	—
Net income (loss) available to common shareholders with assumed conversion	$106	$132	$155	$100

Denominator:
Weighted average number of common shares - basic	405,169	405,169	405,169	405,169
Effect of dilutive securities:
Assumed conversion of Preferred A Shares	53,610	53,610	53,610	53,610
Assumed conversion of Preferred C Shares	2,444,440	2,444,440	2,444,440	2,444,440
Assumed conversion of convertible notes payable	187,433	172,574	187,433	—
Weighted average number of common shares - dilutive	3,090,652	3,075,793	3,090,652	2,903,219

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.25	$0.31	$0.38	$0.25
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.03	$0.04	$0.05	$0.03

9. RELATED PARTY TRANSACTIONS

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the revenue and expenses with Whitestone included in our consolidated statement of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2018	2017	2018	2017
Rent	Rental revenues	$203	$196	$405	$381
Property management fees	Property operation and maintenance	$(185)	$(176)	$(374)	$(368)
Asset management fees	Property operation and maintenance	$(66)	$(80)	$(132)	$(146)
Interest expense	Interest expense	$(147)	$(132)	$(286)	$(256)

Receivables due from related parties consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Construction in process (1)	$—	$45
Tenant receivables and other	1,067	1,259
Total	$1,067	$1,304

(1)
Amount relates to future tenant and building improvement expenditures implicit within the Contribution Agreement to be paid by Whitestone and capitalized by the Company in subsequent periods when placed in service.

Payables due to related parties consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Payables due to related party	$772	$1,005
Total	$772	$1,005

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

OVERVIEW

Pillarstone is a Maryland real estate investment trust engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a real estate investment trust (“REIT”) or a real estate operating company and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

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
Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership, a Delaware limited partnership organized in 2016 (“Pillarstone OP” or the “Operating Partnership”). We are the sole general partner of Pillarstone OP. As of June 30, 2018, we owned 18.6% of the outstanding equity in Pillarstone OP and fully consolidate it on our financial statements.
As of June 30, 2018, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three and six month periods ended June 30, 2018 and 2017 and our financial condition, including:

•
Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 compared to the three and six month periods ended June 30, 2017.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three and six month periods ended June 30, 2018 and 2017, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Leasing Activity

As of June 30, 2018, we owned 14 properties with 1,529,861 square feet of GLA, which were approximately 77% occupied.

Comparison of the Six Month Periods Ended June 30, 2018 and 2017

Revenues from Operations

We had property revenues of approximately $8.5 million and $8.3 million for the six months ended June 30, 2018 and 2017, respectively, an increase of 2%, or $199,000. The average revenue per leased square foot increased $0.41 for the six months ended June 30, 2018 to $14.14 per leased square foot compared to the average revenue per leased square foot of $13.73 for the six months ended June 30, 2017, resulting in an increase of property revenues of approximately $124,000.

Expenses from Operations

Our property expenses were approximately $3.6 million for the six months ended June 30, 2018 as compared to $3.7 million for the six months ended June 30, 2017, a decrease of $44,000, or 1%. The primary components of property expenses are detailed in the table below:

	Six Months Ended June 30,
(in thousands)	2018	2017	Change	% Change
Real estate taxes	$1,261	$1,300	$(39)	(3)%
Utilities	598	596	2	0%
Contract services	599	647	(48)	(7)%
Repairs and maintenance	387	369	18	5%
Bad debt	100	78	22	28%
Management fees	506	500	6	1%
Labor and other	168	173	(5)	(3)%
Total property expenses	$3,619	$3,663	$(44)	(1)%

General and administrative expenses decreased approximately $33,000 from approximately $326,000 for the six months ended June 30, 2017 to approximately $293,000 for the six months ended June 30, 2018. This decrease is primarily the result of decreases in accounting fees of $40,000, acquisition expense of $55,000, legal fees of $8,000 and other professional fees of $11,000, offset by an increase in salaries and related benefits for the full-time employee of Pillarstone OP added in late 2017 of approximately $81,000. Depreciation and amortization increased approximately $181,000 from approximately $1,571,000 for the six months ended June 30, 2017 to approximately $1,752,000 for the six months ended June 30, 2018.

Comparison of the Three Month Periods Ended June 30, 2018 and 2017

Revenues from Operations

We had property revenues of approximately $4.2 million and $4.2 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of less than 1%, or $15,000. The average revenue per leased square foot increased $0.18 for the three months ended June 30, 2018 to $14.02 per leased square foot compared to the average revenue per leased square foot of $13.84 for the three months ended June 30, 2017, resulting in an increase of property revenues of approximately $53,000.

Expenses from Operations

Our property expenses were approximately $1,736,000 for the three months ended June 30, 2018 as compared to $1,728,000 for the three months ended June 30, 2017, a inccrease of $8,000, or less than 1%. The primary components of property expenses are detailed in the table below:

	Three Months Ended June 30,
(in thousands)	2018	2017	Change	% Change
Real estate taxes	$579	$652	$(73)	(11)%
Utilities	325	285	40	14%
Contract services	313	320	(7)	(2)%
Repairs and maintenance	115	148	(33)	(22)%
Bad debt	60	8	52	650%
Management fees	251	242	9	4%
Labor and other	93	73	20	27%
Total property expenses	$1,736	$1,728	$8	0%

General and administrative expenses increased approximately $55,000 from approximately $45,000 for the three months ended June 30, 2017 to approximately $100,000 for the three months ended June 30, 2018. This increase is primarily the result of salaries and related benefits for the full-time employee of Pillarstone OP added in late 2017 of approximately $42,000 and other professional fees of $20,000, offset by a decrease in legal fees of $7,000. Depreciation and amortization increased approximately $41,000 from approximately $855,000 for the three months ended June 30, 2017 to approximately $896,000 for the three months ended June 30, 2018.

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

Cash Flows

As of June 30, 2018, our unrestricted cash resources were approximately $2.6 million and we are dependent on cash generated by Pillarstone OP through its ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs.

During the six months ended June 30, 2018, the Company's cash balance decreased by approximately $0.4 million from approximately $3.0 million at December 31, 2017 to approximately $2.6 million at June 30, 2018.

Cash flow from operating activities contributed $2.0 million and was offset by cash flow used for investing and financing activities of $1.2 million and $1.2 million, respectively.

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

Subsequent to the Acquisition, Pillarstone intends to develop strategies for the Real Estate Assets in order to create value for the enterprise and our shareholders. As part of the Acquisition, Pillarstone OP and Whitestone OP have agreed that Pillarstone OP may require Whitestone OP to purchase up to an aggregate of $3.0 million of additional OP Units from Pillarstone OP at $1.331 per unit over a two year period ending December 8, 2018. To implement the strategy to create value with the Real Estate Assets, additional capital will need to be raised.

Current Tax Status

At June 30, 2018, we have net operating loss carryforwards of approximately $716,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036.

For the three and six months ended June 30, 2018, provision of income taxes consisted of approximately $24,000 and $44,000, respectively, accrual of Texas franchise tax.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as June 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to material weaknesses related to insufficient written policies and procedures over accounting transaction processing and period end financial disclosures, resulting in effective oversight in the establishment and proper controls over accounting and financial reporting.

As soon as management became aware of this material weakness in internal control over financial reporting, we began taking immediate actions to remediate the material weakness.

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

Changes in Internal Control over Financial Reporting

Except as described above, there was no change during the six months ended June 30, 2018 in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

* The following financial information of the Registrant for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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