Form 10-Q
period 2018-09-30
PILLARSTONE CAPITAL REIT
filed 2018-11-14
CIK 928953

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes [ ]      No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new ore revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

The Registrant had 405,169 Common Shares outstanding as of November 12, 2018.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS(1)
Real estate assets, at cost
Property	$85,309	$83,144
Accumulated depreciation	(5,205)	(2,934)
Total real estate assets	80,104	80,210
Cash and cash equivalents	988	2,991
Escrows and utility deposits	2,549	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,469	798
Receivable due from related party	1,276	1,304
Unamortized lease commissions and deferred legal costs, net	1,341	1,265
Prepaid expenses and other assets	117	160
Total assets	$87,844	$88,916

LIABILITIES AND EQUITY (2)
Liabilities:
Notes payable	$62,412	$64,313
Accounts payable and accrued expenses	3,322	3,414
Payable due to related party	297	1,005
Convertible notes payable - related parties	198	198
Accrued interest payable	226	214
Tenants' security deposits	1,410	1,191
Total liabilities	67,865	70,335
Commitments and contingencies	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at September 30, 2018 and December 31, 2017, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 244,444 Class C cumulative convertible shares issued and outstanding, $10.00 per share liquidation preference at September 30, 2018 and December 31, 2017	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at September 30, 2018 and December 31, 2017	4	4
Additional paid-in capital	28,147	28,147
Accumulated deficit	(27,574)	(27,635)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' deficit	(219)	(280)
Noncontrolling interest in subsidiary	20,198	18,861
Total equity	19,979	18,581
Total liabilities and equity	$87,844	$88,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
(1) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$85,305	$83,141
Accumulated depreciation	(5,205)	(2,934)
Total real estate assets	80,100	80,207
Cash and cash equivalents	949	2,812
Escrows and utility deposits	2,549	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,469	798
Receivable due from related party	1,276	1,304
Unamortized lease commissions and deferred legal costs, net	1,341	1,265
Prepaid expenses and other assets	116	150
Total assets	$87,800	$88,724

(2) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$62,412	$64,313
Accounts payable and accrued expenses	3,152	3,322
Payable due to related party	297	1,005
Accrued interest payable	170	172
Tenants' security deposits	1,410	1,191
Total liabilities	$67,441	$70,003

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Property revenues
Rental revenues	$3,602	$3,561	$10,768	$10,617
Other revenues	848	665	2,223	1,951
Total property revenues	4,450	4,226	12,991	12,568

Property expenses
Property operation and maintenance	1,272	1,121	3,630	3,484
Real estate taxes	874	901	2,135	2,201
Total property expenses	2,146	2,022	5,765	5,685

Other expenses
General and administrative	285	83	578	409
Depreciation and amortization	860	795	2,612	2,366
Interest expense	686	685	2,051	2,043
Total other expense	1,831	1,563	5,241	4,818

Income before loss on disposal of assets and income taxes	473	641	1,985	2,065

Loss on disposal of assets	(12)	(14)	(12)	(25)
Provision for income taxes	(23)	(20)	(67)	(65)

Net income	438	607	1,906	1,975

Less: Non-controlling interest in subsidiary	529	532	1,842	1,800

Net income (loss) attributable to Common Shareholders	$(91)	$75	$64	$175

Earnings (Loss) Per Share:
Basic income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$(0.22)	$0.19	$0.16	$0.43
Diluted income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$(0.22)	$0.03	$0.02	$0.06

Weighted average number of Common Shares outstanding:
Basic:	405,169	405,169	405,169	405,169
Diluted:	405,169	2,903,219	2,903,219	2,903,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income	$1,906	$1,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,612	2,366
Amortization of deferred loan costs	75	75
Loss on disposal of assets	12	25
Bad debt expense	153	144
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(824)	(792)
Receivable due from related party	(17)	(729)
Escrows and utility deposits	(361)	187
Unamortized lease commissions and deferred legal costs, net	(404)	(371)
Prepaid expenses and other assets	42	(62)
Accounts payable and accrued expenses and interest	(83)	525
Payable due to related party	(708)	1,061
Tenants' security deposits	219	133
Net cash provided by operating activities	2,622	4,537

Cash flows from investing activities:
Additions to real estate	(2,143)	(849)
Net cash used in investing activities	(2,143)	(849)

Cash flows from financing activities:
Distributions paid to noncontrolling interest in Subsidiary	(505)	(1,665)
Repayments of notes payable	(1,977)	(939)
Net cash used in financing activities	(2,482)	(2,604)

Net change in cash and cash equivalents	(2,003)	1,084
Cash and cash equivalents at beginning of period	2,991	1,243
Cash and cash equivalents at end of period	$988	$2,327

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,974	$1,960
Cash paid for taxes	$88	$—
Non cash investing activities:
Disposal of fully depreciated real estate	$7	$15
Additions to real estate contributed by related party	$45	$1,327

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

Use of estimates. In order to conform with U.S. generally accepted accounting principles (“U.S. GAAP”), management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2018 and December 31, 2017, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2018 and 2017. Actual results could differ from those estimates. Significant estimates include fair value of properties acquired, estimated useful lives of properties, allowance for bad debt, impairment, deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of September 30, 2018 and December 31, 2017 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2018.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of September 30, 2018 and December 31, 2017, we had an allowance for uncollectible accounts of $692,000 and $539,000, respectively. For the three and nine months ended September 30, 2018, we had bad debt expense of $53,000 and $153,000, respectively. For the three and nine months ended September 30, 2017, we had bad debt expense of $66,000 and $144,000, respectively.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Unamortized Lease Commissions and Deferred Legal Costs.  Leasing commissions and deferred legal costs are amortized using the straight-line method over the terms of the related lease agreements.  Loan costs are amortized on the straight-line method over the terms of the loans, which approximates the effective interest method. Costs allocated to in-place leases whose terms differ from market terms related to acquired properties are amortized over the remaining life of the respective leases.

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

Stock-based compensation. The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) 718, "Compensation - Stock Compensation," which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that these transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates and limiting interest expense to 30% of taxable income before depreciation for corporate taxpayers. The Company accounted for the effects of the Tax Act for the year ended December 31, 2017 which included the re-measurement of deferred tax assets due to the reduction in the corporate income tax rate. The Company is continuing to evaluate this legislation, but does not expect it to have a significant impact.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recent accounting pronouncements. In May 2014, the FASB issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. The standard also requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance on a modified retrospective basis beginning January 1, 2018 and it did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We will adopt this guidance on a modified retrospective basis beginning January 1, 2019, and such adoption will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $3,000 in legal related costs for the nine months ended September 30, 2018. We did not capitalize any legal related costs for the three months ended September 30, 2018.

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

2. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2018	December 31, 2017

Tenant receivables	$885	$680
Accrued rents and other recoveries	1,276	657
Allowance for doubtful accounts	(692)	(539)
Total	$1,469	$798

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COST, NET

Costs which have been deferred consist of the following (in thousands):

	September 30, 2018	December 31, 2017

Leasing commissions	$3,186	$1,577
Deferred legal cost	50	47
Total cost	3,236	1,624
Less: leasing commissions accumulated amortization	(1,877)	(350)
Less: deferred legal cost accumulated amortization	(18)	(9)
Total cost, net of accumulated amortization	$1,341	$1,265

4. VARIABLE INTEREST ENTITY

On December 8, 2016, Pillarstone and Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP” or "Operating Partnership"), entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”). The Subsidiaries own 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries, the “Property”) for aggregate consideration of approximately $84 million, consisting of (i) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (ii) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Included in the $65.9 million of liabilities is a $15.5 million note due to Whitestone OP by December 8, 2018. Pillarstone is the general partner of Pillarstone OP and, as a result of the Contribution Agreement, has an 18.6% equity ownership interest in Pillarstone OP valued at approximately $4.1 million as of the date of the Contribution Agreement.

In connection with the Contribution Agreement, on December 8, 2016, the Company, as the general partner of Pillarstone OP, entered into an Amended and Restated Agreement of Limited Partnership of Pillarstone OP (as amended and restated, the “Amended and Restated Agreement of Limited Partnership”). Pursuant to the Amended and Restated Agreement of Limited Partnership, subject to certain protective rights of the limited partners described below, the general partner has full, exclusive and complete responsibility and discretion in the management and control of Pillarstone OP, including the ability to cause Pillarstone OP to enter into certain major transactions including a merger of Pillarstone OP or a sale of substantially all of the assets of Pillarstone OP. The limited partners have no power to remove the general partner without the general partner's consent. In addition, pursuant to the Amended and Restated Agreement of Limited Partnership, the general partner may not conduct any business other than in connection with the ownership, acquisition and disposition of interest in the Operating Partnership and management of the business of the Operating Partnership without the consent of certain of the limited partners. The Company is deemed to exercise significant influence over Pillarstone OP as it has the power to direct the activities that most significantly impact Pillarstone OP's economic performance and the Company's right to receive benefits based on its ownership percentage in Pillarstone OP. Accordingly, the Company accounts for Pillarstone OP as a variable interest entity.

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

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheet as of September 30, 2018 and December 31, 2017 consists of the following (in thousands):

	September 30, 2018	December 31, 2017

Real estate assets, at cost
Property	$85,305	$83,141
Accumulated depreciation	(5,205)	(2,934)
Total real estate assets	80,100	80,207
Cash and cash equivalents	949	2,812
Escrows and utility deposits	2,549	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts (1)	1,469	798
Receivable due from related party	1,276	1,304
Unamortized lease commissions and deferred legal costs, net	1,341	1,265
Prepaid expenses and other assets	116	150
Total assets	$87,800	$88,724

Liabilities
Notes payable	$62,412	$64,313
Accounts payable and accrued expenses	3,152	3,322
Payable due to related party	297	1,005
Accrued interest payable	170	172
Tenants' security deposits	1,410	1,191
Total liabilities	$67,441	$70,003

(1)	Excludes approximately $0.3 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of September 30, 2018 and December 31, 2017.

5. REAL ESTATE

As of September 30, 2018, Pillarstone OP owned 14 commercial properties in the Dallas and Houston areas comprised of approximately 1.5 million square feet of gross leasable area.

Pillarstone OP results of operations. Revenue and net income attributable to the Property of $4.5 million and $0.7 million, respectively, have been included in our results of operations for the three months ended September 30, 2018. Revenue and net income attributable to the Property of $13.0 million and $2.3 million, respectively, have been included in our results of operations for the nine months ended September 30, 2018. Revenue and net income attributable to the Property of $4.2 million and $0.7 million, respectively, have been included in our results of operations for the three months ended September 30, 2017. Revenue and net income attributable to the Property of $12.6 million and $2.2 million, respectively, have been included in our results of operations for the nine months ended September 30, 2017.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	September 30, 2018	December 31, 2017
Fixed rate notes
$37.0 million 3.76% Note, due December 1, 2020	$32,359	$33,148
$16.5 million 4.97% Note, due September 26, 2023	15,870	16,058
Floating rate notes
Related party Note, LIBOR plus 1.40% to 1.95%, due December 8, 2018	14,473	15,473
Total notes payable principal	62,702	64,679
Less deferred financing costs, net of accumulated amortization	(290)	(366)
Total notes payable	$62,412	$64,313

Our mortgage debt was collateralized by 10 operating properties as of September 30, 2018 with a combined net book value of $62.8 million. Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties. Certain of our other loans are subject to customary covenants. As of September 30, 2018, we were in compliance with all loan covenants.

Scheduled maturities of notes payable as of September 30, 2018 were as follows:

Year	Amount Due (in thousands)
2018	$14,840
2019	1,376
2020	31,286
2021	308
2022	323
Thereafter	14,569
Total	$62,702

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

8. EARNINGS (LOSS) PER SHARE

Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of both earnings (loss) per Common Share calculations for the three and nine month periods ended September 30, 2018 and 2017.

During the three and nine month periods ended September 30, 2018 and 2017, the Company had $197,780 of convertible notes payable as discussed in Note 7. The convertible notes payable were not included in the computation of diluted earnings (loss) per share for the three and nine month periods ended September 30, 2018 and 2017, because the effect of conversion would be anti-dilutive. For the three month period ended September 30, 2018, 2,498,050 common share equivalents

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

represented by Preferred Class A and C shares were not included in the computation of diluted earnings (loss) per share because the effect of conversion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to common shareholders	$(91)	$75	$64	$175

Denominator:
Weighted average number of common shares - basic	405,169	405,169	405,169	405,169
Effect of dilutive securities:
Assumed conversion of Preferred A Shares	—	53,610	53,610	53,610
Assumed conversion of Preferred C Shares	—	2,444,440	2,444,440	2,444,440
Weighted average number of common shares - dilutive	405,169	2,903,219	2,903,219	2,903,219

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$(0.22)	$0.19	$0.16	$0.43
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$(0.22)	$0.03	$0.02	$0.06

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the revenue and expenses with Whitestone included in our consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Revenue (Expense)	2018	2017	2018	2017
Rent	Rental revenues	$201	$200	$606	$581
Property management fees	Property operation and maintenance	(183)	(186)	(557)	(554)
Asset management fees	Property operation and maintenance	(66)	(52)	(198)	(198)
Interest expense	Interest expense	(149)	(136)	(435)	(392)

Assets and (liabilities) due from and to related parties consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	Location of Asset (Liability)	September 30, 2018	December 31, 2017
Construction in process (1)	Receivable due from related party	$—	$45
Tenant receivables and other	Receivable due from related party	1,276	1,259
Payables due to related party	Payables due to related party	(297)	(1,005)
Note payable due to related party (2)	Notes payable	(14,473)	(15,473)
Accrued interest payable for related parties convertible notes	Accrued interest payable	(56)	(42)
Accrued interest payable for related party floating rate note	Accrued interest payable	(170)	(172)

(1)
Amount relates to future tenant and building improvement expenditures implicit within the Contribution Agreement to be paid by Whitestone and capitalized by the Company in subsequent periods when placed in service.

2)	Pillarstone OP prepaid $1.0 million of the note due to Whitestone OP in the third quarter.

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

OVERVIEW

Pillarstone is a Maryland real estate investment trust (“REIT”) engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a real estate investment trust or a real estate operating company and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

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
Substantially all of our business is conducted through Pillarstone OP, a Delaware limited partnership organized in 2016. We are the sole general partner of Pillarstone OP. As of September 30, 2018, we owned 18.6% of the outstanding equity in Pillarstone OP and fully consolidated it within our financial statements.
As of September 30, 2018, the Company is a smaller reporting company, current in its quarterly and annual financial statement filings with the SEC, and may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as our liquidity and financial results.

RECENT DEVELOPMENTS AND EXECUTIVE OVERVIEW

During most of 2016, the Company existed as a corporate shell current in its SEC filings.

On December 8, 2016, Pillarstone and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone OP, a subsidiary and the operating partnership of Whitestone, both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company. The Subsidiaries own 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries, the “Property”) for aggregate consideration of approximately $84 million, consisting of (i) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (ii) the assumption of approximately $65.9 million of liabilities by Pillarstone OP (collectively, the “Acquisition”). Pillarstone is the general partner of Pillarstone OP and, as a result of the Contribution Agreement, has an equity ownership interest in Pillarstone OP representing approximately 18.6% valued at approximately $4.1 million as of the date of the agreement.

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three and nine month periods ended September 30, 2018 and 2017 and our financial condition, including:

•
Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 compared to the three and nine month periods ended September 30, 2017.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three and nine month periods ended September 30, 2018 and 2017, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Leasing Activity

As of September 30, 2018, we owned 14 properties with 1,529,861 square feet of gross leasable area, which were approximately 80% occupied.

Comparison of the Nine Month Periods Ended September 30, 2018 and 2017

Revenues from Operations

We had property revenues of approximately $13.0 million and $12.6 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of 3%, or $423,000. The average revenue per leased square foot increased $0.47 for the nine months ended September 30, 2018 to $14.12 per leased square foot compared to the average revenue per leased square foot of $13.65 for the nine months ended September 30, 2017, resulting in an increase of property revenues of approximately $144,000.

Expenses from Operations

Our property expenses were approximately $5.8 million for the nine months ended September 30, 2018 as compared to $5.7 million for the nine months ended September 30, 2017, an increase of $80,000, or 1%. The primary components of property expenses are detailed in the table below:

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change	% Change
Real estate taxes	$2,135	$2,201	$(66)	(3)%
Utilities	954	849	105	12%
Contract services	842	887	(45)	(5)%
Repairs and maintenance	677	593	84	14%
Bad debt	153	144	9	6%
Management fees	755	752	3	—%
Labor and other	249	259	(10)	(4)%
Total property expenses	$5,765	$5,685	$80	1%

General and administrative expenses increased approximately $169,000 from approximately $409,000 for the nine months ended September 30, 2017 to approximately $578,000 for the nine months ended September 30, 2018. This increase is primarily the result of increases in accounting fees of $100,000, salaries and related benefits for the full-time employee of Pillarstone OP added in late 2017 of approximately $70,000, legal fees of $16,000 and other professional fees of $3,000, offset by a decrease in acquisition expense of $20,000. Depreciation and amortization increased approximately $246,000 from approximately $2,366,000 for the nine months ended September 30, 2017 to approximately $2,612,000 for the nine months ended September 30, 2018.

Comparison of the Three Month Periods Ended September 30, 2018 and 2017

Revenues from Operations

We had property revenues of approximately $4.5 million and $4.2 million for the three months ended September 30, 2018 and 2017, respectively, an increase of 5%, or $224,000. The average revenue per leased square foot increased $0.83 for the three months ended September 30, 2018 to $14.82 per leased square foot compared to the average revenue per leased square foot of $13.99 for the three months ended September 30, 2017, resulting in an increase of property revenues of approximately $249,000.

Expenses from Operations

Our property expenses were approximately $2,146,000 for the three months ended September 30, 2018 as compared to $2,022,000 for the three months ended September 30, 2017, an increase of $124,000, or 6%. The primary components of property expenses are detailed in the table below:

	Three Months Ended September 30,
(in thousands)	2018	2017	Change	% Change
Real estate taxes	$874	$901	$(27)	(3)%
Utilities	356	253	103	41%
Contract services	243	240	3	1%
Repairs and maintenance	290	224	66	29%
Bad debt	53	66	(13)	(20)%
Management fees	249	252	(3)	(1)%
Labor and other	81	86	(5)	(6)%
Total property expenses	$2,146	$2,022	$124	6%

General and administrative expenses increased approximately $202,000 from approximately $83,000 for the three months ended September 30, 2017 to approximately $285,000 for the three months ended September 30, 2018. This increase is primarily the result of increases in accounting fees of $109,000, salaries and related benefits for the full-time employee of Pillarstone OP added in late 2017 of approximately $63,000, and legal fees of $34,000, offset by a decrease in other professional fees of $4,000. Depreciation and amortization increased approximately $65,000 from approximately $795,000 for the three months ended September 30, 2017 to approximately $860,000 for the three months ended September 30, 2018.

Liquidity and Capital Resources

During most of 2016, the Company was a corporate shell current in its SEC filings. In December 2016, after the Acquisition, cash provided by operations, equity transactions, and borrowings from affiliates and lending institutions were the primary sources of liquidity to the Company. During most of 2016, we were dependent on cash provided by loans in 2015 of $197,780 from five trustees on our board of trustees at that time in exchange for convertible notes payable. The funds were utilized for due diligence costs incurred in connection with the development and execution of the Contribution Agreement and other transaction documents executed in connection with the Acquisition as well as maintaining the Company's status as a smaller reporting company current in its periodic filings with the SEC. We have kept the public entity available for value-added real estate opportunities, including (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

Cash Flows

As of September 30, 2018, our unrestricted cash resources were approximately $1.0 million and we are dependent on cash generated by Pillarstone OP through its ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs.

During the nine months ended September 30, 2018, the Company's cash balance decreased by approximately $2.0 million from approximately $3.0 million at December 31, 2017 to approximately $1.0 million at September 30, 2018.

During the nine months ended September 30, 2018, cash flow from operating activities contributed $2.6 million and was offset by cash flow used for investing and financing activities of $2.1 million and $2.5 million, respectively.

Future Obligations

As part of the Acquisition on December 8, 2016, the Operating Partnership assumed approximately $65.9 million of liabilities related to the Real Estate Assets contributed by Whitestone OP. As the general partner of the Operating Partnership, we are ultimately liable for the repayment of the loans. Included in the $65.9 million of liabilities was $15.5 million due to Whitestone OP by December 8, 2018. During the three months ended September 30, 2018 Pillarstone OP prepaid $1.0 million of the loan with cash generated from operations. The remaining $14.5 million as of September 30, 2018 will be repaid from raising capital, selling assets, and refinancing. We are in discussion with Whitestone OP to extend the maturity date and expect this to be completed during the fourth quarter.

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions, as follows:

•	borrowings from new loans;

•	additional equity issuances of our common and preferred shares; and

•	proceeds from the sales of our marketable securities.

From 2006 until December 2016, the Company continued its existence as a corporate shell filing its periodic reports with the SEC so that it could be used for future real estate transactions or sold to another company. During this time, the Company was funded by its trustees who contributed $500,000 in exchange for 125,000 Class C Convertible Preferred Shares and $197,780 in exchange for convertible notes payable.

Subsequent to the Acquisition, Pillarstone intends to develop strategies for the Real Estate Assets in order to create value for the enterprise and our shareholders. As part of the Acquisition, Pillarstone OP and Whitestone OP have agreed that Pillarstone OP may require Whitestone OP to purchase up to an aggregate of $3.0 million of additional OP Units from Pillarstone OP at $1.331 per unit over a two year period ending December 8, 2018. To implement the strategy to create value with the Real Estate Assets additional capital will need to be raised.

Current Tax Status

At September 30, 2018, we have net operating loss carryforwards of approximately $523,000. While these losses created a deferred tax asset, a valuation allowance was applied against the asset because of the uncertainty as to whether we will be able to use these loss carryforwards, which will expire in varying amounts through the year 2036.

For the three and nine months ended September 30, 2018, the provision of income taxes consisted of an accrual of approximately $24,000 and $67,000, respectively, for Texas franchise tax.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as September 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to material weaknesses related to insufficient written policies and procedures over accounting transaction processing and period end financial disclosures, resulting in effective oversight in the establishment and proper controls over accounting and financial reporting.

As soon as management became aware of this material weakness in internal control over financial reporting, we began taking immediate actions to remediate the material weakness.

The specific material weakness related to the misapplication of ASC 810 upon the formation of the Operating Partnership. The Company adjusted its accounting of the Operating Partnership, changing the accounting from the equity method (ASC 323, "Investments - Equity Method and Joint Venture) to consolidation under ASC 810. This change in accounting is a one-time adjustment that affected the first year of reporting after the December 8, 2016 Contribution Agreement with Whitestone OP.

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

We do not expect to incur material costs to remediate this issue and expect to have this material weakness remediated no later than December 31, 2018.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change during the nine months ended September 30, 2018 in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

* The following financial information of the Registrant for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ James C. Mastandrea
Date:	November 14, 2018		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	November 14, 2018		John J. Dee Chief Financial Officer (Principal financial and accounting officer)