Form 10-K
period 2018-12-31
PILLARSTONE CAPITAL REIT
filed 2019-04-01
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common shares held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $502,709 based on the closing price of $2.80 per common share on the Over-The-Counter Bulletin Board on that date.
As of March 26, 2019, the Registrant had issued 443,299 common shares of beneficial interest and had 405,169 shares outstanding after deducting 38,130 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018.

PILLARSTONE CAPITAL REIT
FORM 10-K
Year Ended December 31, 2018

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
Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership LP, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of December 31, 2018, we owned 18.6% of the outstanding equity in Pillarstone OP and fully consolidate it on our financial statements.
On December 8, 2016, Pillarstone and Pillarstone OP entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP. Pursuant to the terms of the Contribution Agreement, Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”, and together with CP Woodland, Industrial-Office and Whitestone Offices, the “Entities”) that owned 14 real estate assets (the “Real Estate Assets” and, together with the Entities, the “Property”) for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP, consisting of (a) approximately $15.5 million of Whitestone OP’s liability under that certain Amended and Restated Credit Agreement, dated as of November 7, 2014, as amended, among the Bank of Montreal, as Administrative Agent (the “Agent”), the lenders party thereto, BMO Capital Markets, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and U.S. Bank, National Association, Whitestone OP, as borrower, and Whitestone and certain subsidiaries of Whitestone OP, as guarantors (as amended, the “Whitestone Credit Facility”); (b) an approximately $16.3 million promissory note (the “Whitestone Uptown Tower Promissory Note”) of Uptown Tower issued under that certain Loan Agreement, dated as of September 26, 2013, (as amended, the “Whitestone Uptown Tower Loan Agreement” and, together with the Whitestone Uptown Tower Promissory Note, the “Whitestone Uptown Tower Loan Documents”) between Uptown Tower, as borrower, and U.S. Bank National Association, as successor to Morgan Stanley Mortgage Capital Holdings LLC, as lender, and (c) an approximately $34.1 million promissory note (the “Whitestone Industrial-Office Promissory Note”) of Industrial-Office issued under that certain Loan Agreement, dated as of November 26,

2013 (the “Whitestone Industrial-Office Loan Agreement” and, together with the Whitestone Industrial-Office Promissory Note, the “Whitestone Industrial-Office Loan Documents”), between Industrial-Office, as borrower, and Jackson National Life Insurance Company, as lender (collectively, the “Acquisition”). During 2018, Pillarstone OP sold three of the Real Estate Assets.
Pursuant to the Contribution Agreement, Pillarstone agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act of 1933, as amended (the “Securities Act”), the issuance of the common shares of beneficial interest in Pillarstone (the “Common Shares”) that may be issued upon redemption of the OP Units issued pursuant to each of the Contribution Agreement and that certain OP Unit Purchase Agreement dated December 8, 2016 between Pillarstone, Pillarstone OP and Whitestone OP (the "OP Unit Purchase Agreement") and the offer and resale of such Common Shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. Pillarstone and Whitestone agreed to extend the filing of the shelf registration statement to a date not later than June 8, 2019, or the date that the Company closes a public equity offering. On December 8, 2018, the OP Unit Purchase Agreement and the offer and resale of common shares terminated pursuant to its terms. There was no issuance of our Common Shares during 2018.
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

Employees

As of April 1, 2019, the Company has one full time employee, two part time employees and one full time independent contractor.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

General Physical and Economic Attributes

Pursuant to the Contribution Agreement, Pillarstone, through Pillarstone OP, acquired an investment portfolio consisting of 14 Real Estate Assets. During 2018, Pillarstone OP sold three of the Real Estate Assets. The following table sets forth certain information relating to each of our properties owned as of December 31, 2018.

Community Name	Location	Year Built/ Renovated	GLA	Percent Occupied at 12/31/2018	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
9101 LBJ Freeway	Dallas	1985	125,874	62%	$1,209	$15.49	$15.15
Corporate Park Northwest	Houston	1981	174,359	78%	1,659	12.20	12.54
Corporate Park West	Houston	1999	175,665	83%	1,625	11.15	11.45
Corporate Park Woodland	Houston	2000	99,937	93%	880	9.47	11.13
Corporate Park Woodland II	Houston	2000	14,344	100%	232	16.17	16.38
Holly Hall Industrial Park	Houston	1980	90,000	67%	544	9.02	8.39
Holly Knight	Houston	1984	20,015	95%	340	17.88	17.83
Interstate 10 Warehouse	Houston	1980	151,000	85%	713	5.56	5.44
Plaza Park	Houston	1982	105,530	75%	569	7.19	7.81
Uptown Tower	Dallas	1982	253,981	80%	3,825	18.83	19.58
Westgate Service Center	Houston	1984	97,225	87%	610	7.21	7.01

Total / Weighted Average			1,307,930	80%	$12,206	$11.67	$12.00

(1)
Calculated as the tenant's actual December 31, 2018 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2018. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2018 equaled approximately $46,000 for the month ended December 31, 2018.

(2)	Calculated as annualized base rent divided by gross leasable area ("GLA") leased as of December 31, 2018. Excludes vacant space as of December 31, 2018.

(3)
Represents (i) the contractual base rent for leases in place as of December 31, 2018, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortized free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2018.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our Common Shares are quoted on the OTC Bulletin Board and on the pink sheets with the symbol "PRLE". The number of holders of record of our Common Shares was 102 as of March 26, 2019, and we estimate we have approximately 304 beneficial holders of Common Shares as of that date. As of March 26, 2019, we had 405,169 Common Shares of beneficial interest outstanding.

The following table sets forth the quarterly high and low sale prices per share of our Common Shares for the years ended December 31, 2108 and 2017 as reported on the OTC Bulletin Board. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

For the Year Ended December 31, 2018	High	Low

First Quarter	$2.80	$2.78
Second Quarter	$2.80	$2.80
Third Quarter	$3.00	$2.80
Fourth Quarter	$3.00	$2.40

For the Year Ended December 31, 2017	High	Low

First Quarter	$5.25	$3.00
Second Quarter	$3.60	$3.50
Third Quarter	$3.50	$3.24
Fourth Quarter	$4.05	$2.78

On March 26, 2019, the closing price of our Common Shares reported on the OTC Bulletin Board was $1.65 per share.

Our Class A Cumulative Convertible Preferred Shares ("Class A Preferred Shares") are quoted on the OTC Bulletin Board with the symbol "PRLEP". The number of holders of record of our Class A Preferred Shares is two. Class A Preferred shareholders have the right to convert their shares into Common Shares as follows: 95,226 Class A Preferred Shares are each convertible into 0.046 Common Shares and 161,410 Class A Preferred Shares are each convertible into 0.305 Common Shares.

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities in 2018.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a Maryland real estate investment trust engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone Capital REIT Operating Partnership LP ("Pillarstone OP"). As of December 31, 2018, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and we fully consolidate it on our financial statements.

As of December 31, 2018, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

Brief History

Pillarstone was formed on March 15, 1994 as a Maryland REIT. The Company operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company not meeting the qualifications to be a REIT under the Code. In 2002, the Company discontinued the operations of the technology segment, and from 2003 through 2006, pursued a value-added business plan primarily focused on acquiring well located, under-performing multifamily residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding.

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
During 2018, the Company sold three of the Real Estate Assets, resulting in 11 Real Estate Assets in the Company's real estate portfolio at December 31, 2018.
Results of Operations

The following is a discussion of our results of operations and net income for the years ended December 31, 2018 and 2017 and financial condition, including:

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2018 compared to the year ended December 31, 2017.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the year ended December 31, 2018, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Leasing Activity

For the year ended December 31, 2018, we executed 143 leases for a total lease value of $17.5 million compared to 116 leases for a total lease value of $12.3 million for the year ended December 31, 2017.

Results of Operations

The following table provides a general comparison of our results of operations for the years ended December 31, 2018 and 2017 (dollars in thousands, except for property and sq. ft. information):

	Year Ended December 31,
	2018	2017
Number of properties	11	14
Aggregate GLA (sq. ft.)	1,307,930	1,531,737
Ending occupancy rate	80%	81%

Total property revenues	$17,180	$16,768
Total property expenses	7,694	7,701
Total other expenses	7,174	6,501
Provision for income taxes	229	88
Gain on sale of properties	(7,778)	—
Loss on disposal of assets	55	31
Net income	9,806	2,447
Less: Net income attributable to noncontrolling interests	8,490	2,232
Net income attributable common shareholders	$1,316	$215

Revenues from Operations

We had total revenues for the years ended December 31, 2018 and 2017 of $17,180,000 and $16,768,000, respectively, for an increase of $412,000, or 2%. The increase was comprised of increases of $287,000 in expense recovery revenues, $74,000 in rent revenues and $51,000 in other revenues.

Expenses from Operations

Our property expenses were approximately $7,694,000 for the year ended December 31, 2018 as compared to $7,701,000 for the year ended December 31, 2017, a decrease of $7,000. The primary components of property expenses are detailed in the table below (dollars in thousands):

	Year Ended December 31,
	2018	2017	Change	% Change
Real estate taxes	$2,720	$2,672	$48	2%
Utilities	1,307	1,122	185	16%
Contract services	1,079	1,128	(49)	(4)%
Repairs and maintenance	912	980	(68)	(7)%
Bad debt	292	412	(120)	(29)%
Management fees	1,008	996	12	1%
Labor and other	376	391	(15)	(4)%
Total property expenses	$7,694	$7,701	$(7)	—%

Other Expenses

Our other expenses were approximately $7,174,000 for the year ended December 31, 2018 as compared to $6,501,000 for the year ended December 31, 2017, an increase of $673,000, or 10%. The primary components of property expenses are detailed in the table below (dollars in thousands):

	Year Ended December 31,
	2018	2017	Change	% Change
General and administrative	$776	$508	$268	53%
Depreciation and amortization	3,566	3,268	298	9%
Interest expense	2,832	2,725	107	4%
Total other expenses	$7,174	$6,501	$673	10%

General and administrative expenses increased approximately $268,000 for the year ended December 31, 2018 due to an increase in legal and other professional fees related to the ongoing SEC discussions regarding the accounting of the Acquisition. Interest expense increased approximately $107,000 as a result of early extinguishment of debt costs following the sale of three of the Real Estate Assets as of December 31, 2018. Depreciation and amortization was approximately $3,566,000 for the year ended December 31, 2018 compared to $3,268,000 for the year ended December 31, 2017. The increase of $298,000 was mostly due to several large capital projects on certain properties being placed in service during 2018.

Gain on Sale of Properties

On December 27, 2018, we completed the sale of Dairy Ashford Business Park, Westbelt Plaza and Main Park (the "Real Estate Assets Sold"), each located in Houston, Texas. Dairy Ashford Business Park sold for $2.1 million, and we recorded a gain on sale of $0.8 million. Westbelt Plaza sold for $5.4 million, and we recorded a gain on sale of $2.7 million. Main Park sold for $8.4 million, and we recorded a gain on sale of $4.3 million. We have not included the Real Estate Assets Sold in discontinued operations as they did not meet the definition of discontinued operations.

Provision for Federal and State Income Taxes

Our provision for income taxes was $229,000 for the year ended December 31, 2018 as compared to $88,000 for the year ended December 31, 2017, an increase of $141,000, or 160%. The increase was primarily comprised of increased federal income taxes resulting from the gains on sale of properties during the year ended December 31, 2018.

Non-Controlling Interest

Our non-controlling interest represents 81.4% of the total outstanding units of Pillarstone OP which is owned by Whitestone OP. Net income from our non-controlling interest was $8.5 million for the year ended December 31, 2018 compared to $2.2 million for the year ended December 31, 2017. The majority of the increase in net income for the non-controlling interest was due to the sale of the three Real Estate Assets sold for a total net income to non-controlling interest contribution of $6.3 million.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2018, our unrestricted cash resources were $2,010,000. We are dependent on cash generated by Pillarstone OP through Pillarstone OP's ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs.
During the year ended December 31, 2018, the Company's cash balance decreased by $981,000 from $2,991,000 at December 31, 2017 to $2,010,000 at December 31, 2018. This decrease in cash was due to cash used in financing activities of $18,782,000 offset by cash provided by operating activities of approximately $5,278,000 and investing activities of approximately $12,523,000.

Future Obligations

As part of the Acquisition on December 8, 2016, Pillarstone OP assumed approximately $65.9 million of liabilities related to the Real Estate Assets contributed by Whitestone OP. As the general partner of Pillarstone OP, we are ultimately liable for the repayment of the loans. Included in the $65.9 million of liabilities was $15.5 million due to Whitestone OP by December 8, 2018. As of December 31, 2018, Pillarstone repaid $17.3 million in outstanding loans, which included $9.8 million to Whitestone OP and $7.5 million to other noteholders using cash from operations and proceeds from the sale of certain Real Estate Assets. During the year ended December 31, 2018, the Company sold three of the Real Estate Assets, leaving 11 properties remaining. As of December 31, 2018, the Company's debt obligation is $47,329,000. We expect our remaining debt balance to be repaid from raising capital, selling assets, and debt refinancing. In addition, as of December 31, 2018, Whitestone OP has agreed to extend the maturity date of its loan with Pillarstone OP to December 8, 2021.

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions, as follows:

•	borrowings from new loans;

•	additional equity issuances of our common and preferred shares; and

•	proceeds from the sales of our real estate, a technology segment, and marketable securities.

From 2006 until December 2016, the Company continued its existence as a corporate shell filing its periodic reports with the SEC so that the Company could be used for future real estate transactions or sold to another company. During this time, the Company was funded by the trustees who contributed $500,000 in exchange for 125,000 Class C Convertible Preferred Shares and $197,780 in exchange for convertible notes payable.

Subsequent to the Acquisition, Pillarstone intends to develop strategies for the properties in order to create value for the enterprise and our shareholders. To implement the strategy to create value with the Real Estate Assets additional capital will need to be raised.

Current Tax Status

As of December 31, 2018 and 2017, we had net deferred tax assets of $199,000 and $490,000, respectively. The major temporary differences that gave rise to the deferred tax assets are depreciation and amortization and acquisition and organizational costs. Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and has provided a full valuation allowance of $199,000 and $490,000 against the net deferred tax assets of the Company as of December 31, 2018 and 2017, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.

As of December 31, 2018, the Company had no net operating loss carry-forwards available to be carried to future periods.

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of Whitestone OP’s 81.4% noncontrolling interest in the earnings of Pillarstone OP.

Interest Rates and Inflation

The Company was not significantly affected by inflation during the periods presented in this report due primarily to the relative low nationwide inflation rates and the Company having approximately 76% of its debt with fixed rates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Application of Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make certain estimates and assumptions. The following section is a summary of certain estimates that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements.

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

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings. Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2018.

Valuation Allowance of Deferred Tax Asset.     We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and has provided a full valuation allowance of $199,000 and $490,000 against the net deferred tax assets of the Company as of December 31, 2018 and 2017, respectively.

Item 8.  Financial Statements and Supplementary Data.

The required audited consolidated financial statements of the Company are included herein commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Inherent Limitations of Internal Controls
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Previously Identified Material Weakness
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As previously disclosed in the Form 10-K/A for the year ended December 31, 2016, the Chief Executive Officer and the Chief Financial Officer identified a material weakness in the Company's internal control over financial reporting. This material weakness continued to be in place as of September 30, 2018.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis.
The specific material weakness related to the misapplication of ASC 810 upon the formation of the Company. The Company adjusted its accounting of Pillarstone OP, changing the account from the equity method (ASC 323, "Investments - Equity Method and Joint Venture") to consolidation under ASC 810. This change in accounting is a one-time adjustment that affected several reporting periods through the first quarter 2018 Form 10-Q, after the December 8, 2016 Contribution Agreement (the "Contribution Agreement") with Whitestone REIT Operating Partnership, L.P.
This material weakness was remediated as of December 31, 2018.

Remediation of Material Weakness

We completed the remediation of the material weakness during the fourth quarter of 2018, with revisions to our internal controls over financial reporting, including reviewing the processes that identify unique accounting transactions, implementing new control procedures that clearly document how unique transactions will be assessed under U.S. GAAP and the use of external advisors and adjustments to our communications with the Audit Committee that describe the results of such documentation.

As a result of the implementation of the remediation plan and based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

•
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or members of the board of trustees; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 was based on the criteria for effective internal control over financial reporting described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

Other than those described above, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2019 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2019 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2019 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2019 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2019 Annual Meeting of Shareholders.

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

* The following financial information of the Registrant for the years ended December 31, 2018 and 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

(1)	Indicates a management contract or compensatory plan or arrangement

(2)	Filed or furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT
Date:	April 1, 2019	By:	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO

PILLARSTONE CAPITAL REIT
Date:	April 1, 2019	By:	/s/ John J. Dee
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

PILLARSTONE CAPITAL REIT

Signature	Title	Date

/s/ James C. Mastandrea James C. Mastandrea	Trustee, Chief Executive Officer and President	April 1, 2019
(Principal Executive Officer)

/s/ John J. Dee John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	April 1, 2019
(Principal Finance and Principal Accounting Officer)

/s/ Dennis H. Chookaszian Dennis H. Chookaszian	Trustee	April 1, 2019

/s/ Daniel G. DeVos Daniel G. DeVos	Trustee	April 1, 2019

/s/ Kathy M. Jassem Kathy M. Jassem	Trustee	April 1, 2019

/s/ Paul T. Lambert Paul T. Lambert	Trustee	April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Pillarstone Capital REIT:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pillarstone Capital REIT and subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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

/s/ Pannell Kerr Forster of Texas, P.C.

We have served as the Company’s auditor since 2016.
Houston, Texas
April 1, 2019.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2018	2017

ASSETS (1)
Real estate assets, at cost
Property	$77,944	$83,144
Accumulated depreciation	(5,281)	(2,934)
Total real estate assets	72,663	80,210
Cash and cash equivalents	2,010	2,991
Escrows and acquisition deposits	1,835	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,360	798
Receivable due from related party	58	1,304
Unamortized lease commissions. loan costs and deferred legal costs, net	1,164	1,265
Prepaid expenses and other assets	60	160
Total assets	$79,150	$88,916
LIABILITIES AND EQUITY (DEFICIT) (2)
Liabilities:
Notes payable	$47,064	$64,313
Accounts payable and accrued expenses	2,817	3,414
Payable due to related party	372	959
Convertible notes payable - related parties	198	198
Accrued interest payable	258	260
Stock redemption payable - related party	143	—
Tenants' security deposits	1,236	1,191
Total liabilities	52,088	70,335
Commitments and contingencies	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2018 and 2017, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 and 244,444 Class C cumulative convertible shares issued and outstanding at December 2018 and 2017, respectively, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at December 31, 2018 and 2017	4	4
Additional paid-in capital	28,147	28,147
Accumulated deficit	(26,319)	(27,635)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity (deficit)	1,036	(280)
Noncontrolling interest in subsidiary	26,026	18,861
Total equity	27,062	18,581
Total liabilities and equity	$79,150	$88,916

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)
	December 31,
	2018	2017

(1) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$77,941	$83,141
Accumulated depreciation	(5,281)	(2,934)
Total real estate assets	72,660	80,207
Cash and cash equivalents	1,872	2,812
Escrows and acquisition deposits	1,835	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,360	798
Receivable due from related party	58	1,304
Unamortized lease commissions and deferred legal costs, net	1,164	1,265
Prepaid expenses and other assets	51	150
Total assets	$79,000	$88,724

(2) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$47,064	$64,313
Accounts payable and accrued expenses	2,617	3,322
Payable due to related party	373	959
Accrued interest payable	197	218
Tenants' security deposits	1,236	1,191
Total liabilities	$51,487	$70,003

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017

Property revenues
Rental revenues	$14,326	$14,218
Other revenues	2,854	2,550
Total property revenues	17,180	16,768

Property expenses
Property operation and maintenance	3,966	4,033
Real estate taxes	2,720	2,672
Management fees	1,008	996
Total property expenses	7,694	7,701

Other expenses
General and administrative	776	508
Depreciation and amortization	3,566	3,268
Interest expense	2,832	2,725
Total other expense	7,174	6,501

Income before gain (loss) on disposal of assets and sale of properties and income taxes	2,312	2,566

Loss on disposal of assets	(55)	(31)
Gain on sale of properties	7,778	—
Provision for income taxes	(229)	(88)

Net income	9,806	2,447

Less: noncontrolling interest in subsidiary	8,490	2,232

Net income attributable to Common Shareholders	$1,316	215

Earnings Per Share:
Basic income per Common Share:
Net income available to Common Shareholders	$3.25	$0.53
Diluted income per Common Share:
Net income available to Common Shareholders	$0.44	$0.07

Weighted average number of Common Shares outstanding:
Basic:	405,169	405,169
Diluted:	3,066,027	2,903,219

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands)
							Total
	Class A	Class C		Additional		Cost of	Shareholders'
	Preferred	Preferred	Common	Paid-in	Accumulated	Shares held	Equity	Noncontrolling	Total
	Shares	Shares	Shares	Capital	Deficit	in Treasury	(Deficit)	Interest	Equity
Balance, December 31, 2016	$3	$2	$4	$28,147	$(27,850)	$(801)	$(495)	$18,292	$17,797

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(1,663)	(1,663)

Net income	—	—	—	—	215	—	215	2,232	2,447

Balance, December 31, 2017	3	2	4	28,147	(27,635)	(801)	(280)	18,861	18,581

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(1,325)	(1,325)

Net income	—	—	—	—	1,316	—	1,316	8,490	9,806

Balance, December 31, 2018	$3	$2	$4	$28,147	$(26,319)	$(801)	$1,036	$26,026	$27,062

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017

Cash flows from operating activities:
Net income	$9,806	$2,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,566	3,268
Deferred loan costs	100	97
Loss (gain) on disposal of assets and sale of properties	(7,723)	31
Bad debt expense	292	412
Changes in operating assets and liabilities:
Escrows and acquisition deposits	353	86
Accrued rent and accounts receivable	(854)	(997)
Receivable from related party	1,201	120
Unamortized lease commissions and deferred legal costs	(346)	(567)
Prepaid expenses and other assets	(119)	(11)
Accounts payable and accrued expenses	(599)	143
Accounts payable due to related party	(587)	694
Stock redemption payable - related party	143	—
Tenants' security deposits	45	195
Net cash provided by operating activities	5,278	5,918

Cash flows from investing activities:
Proceeds from sale of real estate	14,881	—
Additions to real estate	(2,358)	(1,249)
Net cash provided by (used in) investing activities	12,523	(1,249)

Cash flows from financing activities:
Distributions paid to noncontrolling interest in subsidiary	(1,325)	(1,663)
Extinguishment of debt costs	(108)	—
Repayments of notes payable	(17,349)	(1,258)
Net cash used in financing activities	(18,782)	(2,921)

Net increase (decrease) in cash and cash equivalents	(981)	1,748
Cash and cash equivalents at beginning of period	2,991	1,243
Cash and cash equivalents at end of period	$2,010	$2,991

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,599	$2,611
Cash paid for taxes	88	—
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$56	$20
Additions to real estate contributed by related party	$45	$1,394

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2018

1.	ORGANIZATION

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

2. BASIS OF PRESENTATION

Basis of consolidation. We have prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and generally accepted accounting principles in the United States ("U.S. GAAP"). In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of December 31, 2018 and 2017, the results of our operations for the years ended December 31, 2018 and 2017, and of our cash flows for the years ended December 31, 2018 and 2017 have been included. We also consolidate a variable interest entity ("VIE") when we are determined to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management and other contractual agreements. Consequently, the accompanying consolidated financial statements include the accounts of Pillarstone OP and a wholly-owned subsidiary that discontinued operations in 2002. See Note 4 for additional disclosure on our VIE.

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

Reclassification of Prior Year Presentation. Prior year amounts for the year ended December 31, 2017 have been reclassified for consistency with the current year presentation. The reclassifications had no effect on the reported results of operations. Adjustments have been made to the Consolidated Balance Sheet and the Statement of Cash Flows to reclassify related party and non-related party interest. The adjustments reclassify related party interest from related party payable to accrued interest payable and non-related party interest from accounts payable to accrued interest payable.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of estimates. In order to conform with U.S. GAAP, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2018 and 2017, and the reported amounts of revenues and expenses for the years ended December 31, 2018 and 2017. Actual results could differ from those estimates. Significant estimates include deferred taxes and the related valuation allowance for deferred taxes, and these significant estimates, as well as other estimates and assumptions, may change in the near term.

Notes to Consolidated Financial Statements
December 31, 2018

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2018 and 2017 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

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

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2018.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2018 and 2017, we had an allowance for uncollectible accounts of $53,000 and $539,000, respectively, and bad debt expense of $292,000 and $412,000, respectively.

Unamortized Lease Commissions, Loan Costs and Deferred Legal Costs.  Leasing commissions and deferred legal costs are amortized using the straight-line method over the terms of the related lease agreements.  Loan costs are amortized on the straight-line method over the terms of the loans, which approximates the interest method. Costs allocated to in-place leases whose terms differ from market terms related to acquired properties are amortized over the remaining life of the respective leases.

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

Notes to Consolidated Financial Statements
December 31, 2018

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

As of December 31, 2018, we have no net operating loss carry-forwards. We have a net deferred tax asset, and a valuation allowance was applied against the asset. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and has provided a full valuation allowance of $199,000 and $490,000 against the net deferred tax assets of the Company as of December 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable and investments in marketable securities.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes aggregate to approximately $47.2 million and $65.1 million as compared to the book value of approximately $47.3 million and $64.7 million as of December 31, 2018 and 2017, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2018 and December 31, 2017 . Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2018 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Notes to Consolidated Financial Statements
December 31, 2018

Recent accounting pronouncements. In May 2014, the FASB issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. The standard also requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance as of January 1, 2018 and applied it on a modified retrospective approach upon adoption.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged with the exception of changes related to costs which qualify as initial direct costs. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance became effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We adopted this guidance on a modified retrospective basis beginning January 1, 2019, and such adoption will result in certain costs (primarily legal costs related to lease negotiations) being expensed rather than capitalized. We capitalized $34,000 in legal related costs for the year ended December 31, 2018. We had $47,000 of capitalized legal related costs for the year ended December 31, 2017.

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

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a prospective basis beginning January 1, 2018 and continue to believe the majority of our future acquisitions will qualify as asset acquisitions and the associated transaction costs will be capitalized instead of being expensed under previous guidance.

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

4. VARIABLE INTEREST ENTITIES

On December 8, 2016, Pillarstone and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT, both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”). The Subsidiaries owned 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries, the “Property”) for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately a 18.6% valued at $4.1 million as of the date of the agreement.

Notes to Consolidated Financial Statements
December 31, 2018

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

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheet as of December 31, 2018 and 2017 consists of the following (in thousands):

	December 31,
	2018	2017
Real estate assets, at cost
Property	$77,941	$83,141
Accumulated depreciation	(5,281)	(2,934)
Total real estate assets	72,660	80,207
Cash and cash equivalents	1,872	2,812
Escrows and acquisition deposits	1,835	2,188
Accrued rents and accounts receivable, net of allowance for doubtful accounts (1)	1,360	798
Receivable due from related party	58	1,304
Unamortized lease commissions and deferred legal costs, net	1,164	1,265
Prepaid expenses and other assets	51	150
Total assets	$79,000	$88,724

Liabilities
Notes payable	47,064	64,313
Accounts payable and accrued expenses	2,617	3,322
Payable due to related party	373	959
Accrued interest payable	197	218
Tenants' security deposits	1,236	1,191
Total liabilities	$51,487	$70,003

(1)    Excludes approximately $0.3 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of December 31, 2018 and 2017.

Notes to Consolidated Financial Statements
December 31, 2018

5. REAL ESTATE

As of December 31, 2018, Pillarstone OP owned 11 commercial properties in the Dallas and Houston areas comprised of approximately 1.3 million square feet of gross leasable area.
On December 27, 2018, we completed the sale of Dairy Ashford Business Park, Westbelt Plaza and Main Park (the "Real Estate Assets Sold"), each located in Houston, Texas. Dairy Ashford Business Park sold for $2.1 million, and we recorded a gain on sale of $0.8 million. Westbelt Plaza sold for $5.4 million, and we recorded a gain on sale of $2.7 million. Main Park sold for $8.4 million, and we recorded a gain on sale of $4.3 million. We have not included the Real Estate Assets Sold in discontinued operations as they did not meet the definition of discontinued operations.

6. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2018	2017
Tenant receivables	$252	$680
Accrued rents and other recoveries	1,161	657
Allowance for doubtful accounts	(53)	(539)
Total	$1,360	$798

7. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COSTS, NET

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2018	2017
Leasing commissions	$1,780	$1,577
Deferred legal costs	34	47
Total cost	1,814	1,624
Less: leasing commissions accumulated amortization	(636)	(350)
Less: deferred legal costs accumulated amortization	(14)	(9)
Total cost, net of accumulated amortization	$1,164	$1,265

A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Legal Costs (1)	Total
2019	$345	$20	$365
2020	277	—	277
2021	205	—	205
2022	139	—	139
2023	97	—	97
Thereafter	81	—	81
Total	$1,144	$20	$1,164

Notes to Consolidated Financial Statements
December 31, 2018

(1) The Company will recognize a cumulative-effect adjustment to the opening balance of retained earnings of $20,000 in deferred legal costs in 2019 from the modified retrospective adoption of ASC 842.

8. FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases, which provide for minimum base rents plus, in some instances, contingent rents based upon a percentage of the tenants' gross receipts. A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements and contingent rents) under noncancelable operating leases in existence as of December 31, 2018 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2019	$11,140
2020	8,924
2021	6,350
2022	4,111
2023	2,802
Thereafter	12,190
Total	$45,517

9. DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2018	2017
Fixed rate notes
$37.0 million 3.76% Note, due December 1, 2020	$25,863	$33,148
$16.5 million 4.97% Note, due September 26, 2023	15,805	16,058
Floating rate notes
Related party Note, LIBOR plus 1.40% to 1.95%, due December 31, 2019	5,661	15,473
Total notes payable principal	47,329	64,679
Less deferred financing costs, net of accumulated amortization	(265)	(366)
Total notes payable	$47,064	$64,313

Our mortgage debt was collateralized by seven operating properties as of December 31, 2018 and 10 properties as of December 31, 2017 with a combined net book value of $55.8 million and $63.0 million, respectively. Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties. Certain other of our loans are subject to customary covenants. As of December 31, 2018, we were in compliance with all loan covenants.

Notes to Consolidated Financial Statements
December 31, 2018

Annual maturities of notes payable as of December 31, 2018 are due during the following years:

Year	Amount Due (in thousands)
2019	$6,856
2020	25,272
2021	308
2022	323
2023	14,570
Total	$47,329

Notes to Consolidated Financial Statements
December 31, 2018

10. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. In 2019, the Pillarstone board of trustees approved an extension of the maturity date to November 20, 2021. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. After six months, the Company can convert the notes payable into Common Shares. At maturity or when the Company chooses to convert the convertible notes payable into Common Shares, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares.

11. SHAREHOLDERS' EQUITY

Operating partnership units. Substantially all of our business is conducted through Pillarstone OP and we are the sole general partner. As of December 31, 2018, we owned an 18.6% interest in Pillarstone OP. At any time on or after six months following the date of the initial issuance thereof, limited partners in Pillarstone OP holding OP Units have the right to convert their OP Units for cash, or at our option, Common Shares of Pillarstone. As of December 31, 2018, there were 16,688,167 OP Units outstanding.

The holders of our common shares, Class A Cumulative Preferred Shares ("Class A Preferred Shares") and Preferred Class C Convertible Preferred shares ("Preferred Class C Shares") approved changes to our declaration of trust, as amended and restated, in March 2016. We presently have authority to issue up to 450,000,000 shares of beneficial interest, $0.01 par value per share, of which 400,000,000 are classified as Common Shares of beneficial interest, $0.01 par value per share and 50,000,000 are classified as preferred shares of beneficial interest, $0.01 par value per share. Of the 50,000,000 preferred shares of beneficial interest, 1,518,000 shares are designated as Preferred Class A Shares and 300,000 shares are designated as Preferred Class C Shares. Previously, we had authority to issue up to 110,000,000 shares of beneficial interest, $0.01 par value per share, of which 100,000,000 were classified as Common Shares of beneficial interest, $0.01 par value per share, and 10,000,000 were classified as preferred shares of beneficial interest, $0.01 par value per share, with 1,518,000 shares designated as Preferred Class A Shares and 300,000 shares designated as Preferred Class C Shares.

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
In conjunction with a one-time incentive exchange offer for Class A Preferred shareholders, Messrs. Mastandrea and Dee exchanged 534,668 of these restricted Class A Preferred Shares into 163,116 restricted Common Shares. The restrictions described above are also applicable to their Common Shares. The remaining 161,410 restricted Class A Preferred Shares held by Messrs. Mastandrea and Dee can each be converted into 0.305 restricted Common Shares. The market value of 161,410 restricted Class A Preferred Shares and 163,116 restricted Common Shares is approximately $595,000 at December 31, 2018 and there is limited trading volume of the Common Shares on OTC Bulletin Board.
The number of Common Shares and the conversion factor have been revised to reflect the 1-for-75 reverse split of the

Notes to Consolidated Financial Statements
December 31, 2018

Common Shares that occurred in July 2006.

During 2018 and 2017, no Class A Preferred Shares were converted into Common Shares.

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
Each of the trustees of Pillarstone signed a restricted share agreement with Pillarstone, dated September 29, 2006, to receive a total of 12,500 restricted Class C Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Preferred Shares were to be removed upon the latest to occur of a public offering by Pillarstone sufficient to liquidate the Class C Preferred Shares, an exchange of Pillarstone's existing shares for new shares, or September 29, 2008. These shares were fully amortized by the original date in 2008. On October 22, 2018 Daryl Carter, one of the trustees, forfeited his Class C Preferred Shares as a result of his resignation from our board of trustees.
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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted Common Shares for the years ended December 31, 2018 and 2017:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2016	168,449	$11.44
Vested	—	—
Unvested at December 31, 2017	168,449	$11.44
Vested	—	—
Unvested at December 31, 2018	168,449	$11.44

In the above table, 163,116 restricted shares vest upon meeting performance goals as discussed under “Preferred Shares.” Since the grant date, we have determined that meeting these performance goals is not probable, and no compensation expense has been recognized related to this grant. The grant date fair value of $1,847,000 would be recognized at the point we

Notes to Consolidated Financial Statements
December 31, 2018

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

The following table summarizes the activity for outstanding stock options:

Options Outstanding
Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Shares	Price	(in years)	Intrinsic Value (1)

Balance at December 31, 2016	667	$33.75	1.25	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	—	$—
Balance at December 31, 2017	667	$33.75	1.25	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	—	—
Balance at December 31, 2018	667	$33.75	1.25	$—
Vested and exercisable as of December 31, 2017	—	$—	—	$—

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2018. Because the weighted average exercise price exceeds fair market value at December 31, 2018, there is no aggregate intrinsic value for the options.

The Company did not recognize any stock-based compensation expense during the years ending December 31, 2018 and 2017. As of December 31, 2018 and 2017, there was no remaining unrecognized cost related to stock options.

Notes to Consolidated Financial Statements
December 31, 2018

12. INCENTIVE EQUITY PLAN

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

As of December 31, 2018, the maximum number of Common Shares or OP Units available to be granted is 2,338,569 and no grants have been issued under the 2016 Plan.

13. EARNINGS (LOSS) PER SHARE

The Company applies the guidance of ASC 260, "Earnings Per Share," for all periods presented herein. Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of both earnings (loss) per Common Share calculations for the years ended December 31, 2018 and 2017.

For the year ended December 31, 2018, Class A Preferred Shares and Class C Preferred Shares were included in net income (loss) per weighted average Common Share outstanding-diluted. During the years ended December 31, 2018 and 2017, the Company had $197,780 of convertible notes payable as discussed in Note 10. The convertible notes payable were included in the computation of diluted earnings per share in 2018 but were not included in 2017 because the effect of the conversion would be anti-dilutive in 2017.

Notes to Consolidated Financial Statements
December 31, 2018

	For the year ended December 31,
(in thousands, except share and per share data)	2018	2017

Numerator:
Net income available to Common Shareholders	$1,316	$215
Dilutive effect of interest from convertible notes payable	20	—
Net income available to Common Shareholders with assumed conversion	$1,336	$215

Denominator:
Weighted average number of Common Shares - basic	405,169	405,169
Effect of dilutive securities:
Assumed conversion of Preferred A Shares	53,610	53,610
Assumed conversion of Preferred C Shares	2,419,782	2,444,440
Assumed conversion of convertible notes payable	187,466	—
Weighted average number of Common Shares - dilutive	3,066,027	2,903,219

Earnings Per Share:
Basic income per Common Share:
Net income available to Common Shareholders	$3.25	$0.53
Diluted income per Common Share:
Net income available to Common Shareholders	$0.44	$0.07

14. DIVIDENDS AND DISTRIBUTIONS

No cash distributions were declared during 2018 and 2017 with respect to common or preferred shares.

15. INCOME TAXES

For financial reporting purposes, income before federal income taxes attributable to Common Shareholders includes the following components (in thousands):

	For the year ended December 31,
	2018	2017
Net income	$9,806	$2,447
Less: noncontrolling interest in subsidiary	8,490	2,232
Net income attributable to Common Shareholders	$1,316	$215

The Company follows the provisions of ASC Topic 740 which provides for recognition of deferred tax assets and liabilities for deductible temporary timing differences, net of a valuation allowance for any asset for which it is more-likely-than-not will not be realized in the Company’s tax return.

Income tax provisions were $229,000 and $88,000 for the years ended December 31, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements
December 31, 2018

The income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2018 and 2017 was comprised of the following components (in thousands):

	For the year ended December 31,
	2018	2017
Federal:
Current	$141	$—
Deferred	291	46
Change in deferred rate from 34% to 21% for 2017	—	331
Change in valuation allowance	(291)	(377)
	$141	$—

State:
Current	$88	$88
	$88	$88

Total tax expense	$229	$88

The items accounting for the difference between income taxes computed at the Federal statutory rate and our effective rate were as follows:

	For the year ended December 31,
	2018	2017
Federal statutory rate	21%	34%
Effect of:
Noncontrolling interest	(18)%	(31)%
State income tax benefit, net of Federal tax effect	1%	4%
Change in deferred valuations	1%	—%
Change in deferred rate from 34% to 21% for 2017	—%	12%
Change in valuation allowance	(3)%	(15)%
Effective rate	2%	4%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets and liabilities:
Net operating loss carry-forwards	$—	$164
Depreciation and amortization	180	209
Acquisition and organizational costs	67	72
Accruals and others	(48)	45
Total deferred tax assets and liabilities	199	490
Valuation allowance	(199)	(490)
Deferred tax assets and liabilities net of valuation allowance	$—	$—

Notes to Consolidated Financial Statements
December 31, 2018

Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and has provided a full valuation allowance of $199,000 and $490,000, against the net deferred tax assets of the Company as of December 31, 2018 and 2017, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.

As of December 31, 2018, the Company had no net operating loss carry-forwards available to be carried to future periods.

16. RELATED PARTY TRANSACTIONS

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

Pursuant to the Contribution Agreement, the Company has agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act, the issuance of the Common Shares of beneficial interest in the Company (the “Common Shares”) that may be issued upon redemption of the OP Units issued pursuant to each of the Contribution Agreement and the OP Unit Purchase Agreement (as defined below) and the offer and resale of such Common Shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. Pillarstone and Whitestone agreed to extend the filing of the shelf registration statement to a date not later than June 8, 2019, or the date that the Company closes a public equity offering. No additional OP units have been issued as of December 31, 2018 and the requirement has expired.

In connection with the Contribution Agreement, on December 8, 2016, the Company and Pillarstone OP entered into an OP Unit Purchase Agreement (the “OP Unit Purchase Agreement”) with Whitestone OP pursuant to which Pillarstone OP may require Whitestone OP to purchase up to an aggregate of $3.0 million of OP Units at a price of $1.331 per OP Unit over the two-year term of the OP Unit Purchase Agreement on the terms set forth therein. In addition, pursuant to the OP Unit Purchase Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. On December 8, 2018, the OP Unit Agreement and the offer and resale of common shares terminated pursuant to its terms. There was no issuance of our Common Shares during 2018.

In connection with the Contribution Agreement, on December 8, 2016, the Company and Pillarstone OP entered into a Tax Protection Agreement (the “Tax Protection Agreement”) with Whitestone OP pursuant to which Pillarstone OP agreed to indemnify Whitestone OP for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Property or if Pillarstone OP fails to maintain and allocate to Whitestone OP for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and Whitestone incurs taxes that must be paid to maintain its REIT status for federal tax purposes. In December 2018, Pillarstone OP sold three properties, which did not create additional tax liabilities for Whitestone OP.

During the ordinary course of business, we have transactions with Whitestone that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses.

Notes to Consolidated Financial Statements
December 31, 2018

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

The following table presents the revenue and expenses with Whitestone OP included in our consolidated statements of operations for the years ended December 31, 2018 and 2017 (in thousands):

		Year Ended December 31,
	Location of Revenue (Expense)	2018	2017
Rent	Rental revenues	$779	$782
Property management fees and admin salaries	Management fees	$(743)	$(732)
Asset management fees	Management fees	$(265)	$(264)
Interest expense	Interest expense	$(582)	$(528)

Receivables due from related parties consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Construction in process (1)	$—	$45
Tenant receivables and other receivables	58	1,259
Total	$58	$1,304

(1)
Amount relates to future tenant and building improvement expenditures implicit within the Contribution Agreement to be paid by Whitestone OP and capitalized by the Company in subsequent periods when placed in service.

Payables due to related parties consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Accrued interest due to related party (2)	$112	$88
Other payables due to related party (3)	372	959
Total	$484	$1,047

(2)	Included in accrued interest payable on the balance sheet.

(3)	Included in payable due to related party on the balance sheet.

17. COMMITMENTS AND CONTINGENCIES

Employment Agreements

On April 3, 2006, the board of trustees authorized modifications to Mr. Mastandrea’s employment agreement. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his

Notes to Consolidated Financial Statements
December 31, 2018

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

Lease Agreement

On February 1, 2017 Pillarstone Capital REIT signed a lease with Whitestone Woodlake Plaza, LLC for the premises located at 2600 S. Gessner Road, Suite 555 Houston, Texas 77063. The lease term is three years and five months. The rentable area of the premises is approximately 678 square feet. Total rent expense for the year ended December 31, 2018 was approximately $14,200 compared to $12,600 for the year ended December 31, 2017.

Years Ended December 31,	Minimum Future Rents
2019	$14,604
2020	7,410
Total	$22,014

18. SEGMENT INFORMATION

Our management historically has not differentiated by property types and therefore does not present segment information.

PILLARSTONE CAPITAL REIT
Schedule II - Valuation and Qualifying Accounts
December 31, 2018

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Year	Expense	Reserves	Year
Deferred tax asset allowance:
Year ended December 31, 2018	$490	$(291)	$—	$199
Year ended December 31, 2017	867	(377)	—	490
Year ended December 31, 2016	1,031	(164)	—	867

Allowance for doubtful accounts:
Year ended December 31, 2018	$539	292	(778)	$53
Year ended December 31, 2017	125	412	2	539
Year ended December 31, 2016	—	127	(2)	125

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total

Pillarstone OP Properties:
9101 LBJ Freeway	$3,590	$2,811	$151	$—	$3,590	$2,962	$6,552
Corporate Park Northwest	1,326	5,009	359	—	1,326	5,368	6,694
Corporate Park West	2,772	10,144	1,129	—	2,772	11,273	14,045
Corporate Park Woodland	1,144	4,764	215	—	1,144	4,979	6,123
Corporate Park Woodland II	2,730	24	38	—	2,730	62	2,792
Holly Hall Industrial Park	2,730	1,768	16	—	2,730	1,784	4,514
Holly Knight	807	1,231	110	—	807	1,341	2,148
Interstate 10 Warehouse	2,915	765	122	—	2,915	887	3,802
Plaza Park	1,527	1,660	161	—	1,527	1,821	3,348
Uptown Tower	7,304	15,493	1,371	—	7,304	16,864	24,168
Westgate Service Center	937	2,502	316	—	937	2,818	3,755
Total - Pillarstone OP Properties	$27,782	$46,171	$3,988	$—	$27,782	$50,159	$77,941

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018

		Accumulated Depreciation	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Acquired	Life
Pillarstone OP Properties:
9101 LBJ Freeway		$374	12/8/2016	5-39 years
Corporate Park Northwest		818	12/8/2016	5-39 years
Corporate Park West	(3)	881	12/8/2016	5-39 years
Corporate Park Woodland	(3)	390	12/8/2016	5-39 years
Corporate Park Woodland II		9	12/8/2016	5-39 years
Holly Hall Industrial Park	(3)	180	12/8/2016	5-39 years
Holly Knight		111	12/8/2016	5-39 years
Interstate 10 Warehouse	(3)	110	12/8/2016	5-39 years
Plaza Park	(3)	281	12/8/2016	5-39 years
Uptown Tower	(4)	1,821	12/8/2016	5-39 years
Westgate Service Center	(3)	306	12/8/2016	5-39 years
Total - Pillarstone OP Properties		$5,281

(1)	Reconciliations of total real estate carrying value for the years ended December 31, 2018 and 2017 follows:

	(in thousands)
	2018	2017
Balance at beginning of period	$83,144	$80,564
Additions - improvements	2,399	2,641
Deductions - cost of real estate sold or retired	(7,602)	(61)
Balance at close of period	$77,941	$83,144

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $77,358.

(3)	These properties secure a $25.9 million mortgage note.

(4)	This property secures a $15.8 million mortgage note.