Form 10-Q
period 2019-03-31
PILLARSTONE CAPITAL REIT
filed 2019-05-15
CIK 928953

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [X]
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

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $0.01 per share Preferred Class A Shares, par value of $0.01 per share Preferred Class C Shares, par value of $0.01 per share	PRLE	Other OTC

The Registrant had 405,169 Common Shares outstanding as of May 15, 2019.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS (1)
Real estate assets, at cost
Property	$78,430	$77,944
Accumulated depreciation	(5,940)	(5,281)
Total real estate assets	72,490	72,663
Cash and cash equivalents	2,280	2,010
Escrows and utility deposits	739	1,835
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,646	1,360
Receivable due from related party	204	58
Unamortized lease commissions and deferred legal cost, net	1,138	1,164
Prepaid expenses and other assets (3)	229	60
Total assets	$78,726	$79,150

LIABILITIES AND EQUITY (2)
Liabilities:
Notes payable	$46,803	$47,064
Accounts payable and accrued expenses (4)	1,843	2,817
Payable due to related party	845	372
Convertible notes payable - related parties	198	198
Accrued interest payable	324	258
Stock redemption payable - related party	—	143
Tenants' security deposits	1,299	1,236
Total liabilities	51,312	52,088
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at March 31, 2019 and December 31, 2018, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at March 31, 2019 and December 31, 2018, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at March 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	28,147	28,147
Accumulated deficit	(26,273)	(26,319)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	1,082	1,036
Noncontrolling interest in subsidiary	26,332	26,026
Total equity	27,414	27,062
Total liabilities and equity	$78,726	$79,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
(3) Operating lease right of use assets (net) (related to adoption of Topic 842)	$18	N/A
(4) Operating lease liabilities (related to adoption of Topic 842)	18	N/A

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
(1) Assets of condensed consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$78,426	$77,941
Accumulated depreciation	(5,938)	(5,281)
Total real estate assets	72,488	72,660
Cash and cash equivalents	2,280	1,872
Escrows and utility deposits	739	1,835
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,646	1,360
Receivable due from related party	204	58
Unamortized lease commissions and deferred legal cost, net	1,138	1,164
Prepaid expenses and other assets	205	51
Total assets	$78,700	$79,000

(2) Liabilities of condensed consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$46,803	$47,064
Accounts payable and accrued expenses	1,613	2,617
Payable due to related party	854	373
Accrued interest payable	258	197
Tenants' security deposits	1,299	1,236
Total liabilities	$50,827	$51,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018

Revenues
Rental (1)	$3,842	$4,339
Transaction and other fees	14	39
Total revenues	3,856	4,378

Operating expenses
Depreciation and amortization	763	856
Operating and maintenance	834	946
Real estate taxes	650	682
General and administrative (2)	187	193
Management fees	212	255
Total operating expenses	2,646	2,932

Other expenses (income)
Interest expense	525	672
Loss on disposal of assets	4	—
Total other expenses	529	672

Income before income taxes	681	774

Provision for income taxes	(67)	(20)

Net income	614	754

Less: Non-controlling interest in subsidiary	568	700

Net income attributable to Common Shareholders	$46	$54

Earnings Per Share:
Basic income per Common Share:
Net income available to Common Shareholders	$0.11	$0.13
Diluted income per Common Share:
Net income available to Common Shareholders	$0.02	$0.02

Weighted average number of Common Shares outstanding:
Basic:	405,169	405,169
Diluted:	2,778,219	2,903,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Three Months Ended March 31,
	2019	2018
(1) Rental
Rental revenues	$3,265	$3,586
Recoveries	637	753
Bad debt	(60)	N/A
Total rental	$3,842	$4,339

(2) Bad debt included in general and administrative expenses prior to adoption of Topic 842	N/A	$40

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands)
	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	$3	$2	$4	$28,147	$(26,319)	$(801)	$1,036	$26,026	$27,062

Contributions to operating partnership	—	—	—	—	—	—	—	40	40

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(302)	(302)

Net income	—	—	—	—	46	—	46	568	614

Balance, March 31, 2019	$3	$2	$4	$28,147	$(26,273)	$(801)	$1,082	$26,332	$27,414

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	$3	$2	$4	$28,147	$(27,635)	$(801)	$(280)	$18,861	$18,581

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(506)	(506)

Net income	—	—	—	—	54	—	54	700	754

Balance, March 31, 2018	$3	$2	$4	$28,147	$(27,581)	$(801)	$(226)	$19,055	$18,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$614	$754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	763	856
Amortization of deferred loan costs	25	25
Loss on disposal of assets	4	—
Bad debt	60	40
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(346)	(642)
Receivable due from related party	(146)	561
Escrows and utility deposits	1,096	1,055
Unamortized lease commissions and deferred legal cost	(73)	(90)
Prepaid expenses and other assets	(173)	59
Accounts payable and accrued expenses	(908)	(1,567)
Payable due to related party	473	(120)
Stock redemption payable - related party	(143)	—
Tenants' security deposits	63	71
Net cash provided by operating activities	1,309	1,002

Cash flows from investing activities:
Additions to real estate	(451)	(625)
Net cash used in investing activities	(451)	(625)

Cash flows from financing activities:
Distributions paid to noncontrolling interest in subsidiary	(302)	(506)
Repayments of notes payable	(286)	(326)
Net cash used in financing activities	(588)	(832)

Net change in cash and cash equivalents	270	(455)
Cash and cash equivalents at beginning of period	2,010	2,991
Cash and cash equivalents at end of period	$2,280	$2,536

Supplemental disclosure of cash flow information:
Cash paid for interest	$436	$650
Non cash investing activities:
Disposal of fully depreciated real estate	$5	$—
Additions to real estate contributed by related party	$40	$44

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

Use of estimates. In order to conform with U.S. generally accepted accounting principles (“U.S. GAAP”), management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2019 and December 31, 2018, and the reported amounts of revenues and expenses for the three months ended March 31, 2019 and 2018. Actual results could differ from those estimates. Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, and deferred taxes and the related valuation allowance for deferred taxes. Actual results could differ from those estimates.

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents as of March 31, 2019 and December 31, 2018 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2019.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. With the adoption of Accounting Standards Codification (“ASC”) No. 842, Leases (“Topic 842”) effective January 1, 2019, we will recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of March 31, 2019 and December 31, 2018, we had an allowance for uncollectible accounts of approximately $135,000 and $53,000, respectively. As of March 31, 2019, we recorded an adjustment to rental revenue in the amount of approximately $60,000. As of March 31, 2018, we recorded bad debt expense in the amount of approximately $40,000.

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

Revenue recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the consolidated statements of operations.

We recognize lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured.

Additionally, if we have tenants who pay real estate taxes directly to the taxing authority, we exclude these costs paid directly by the tenant to third parties on our behalf from revenue recognized and the associated property operating expense.

Stock-based compensation. The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's (“FASB”) ASC 718, "Compensation - Stock Compensation," which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that these transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company evaluates potential uncertain tax positions on an annual basis in conjunction with the board of trustees and its tax accountants. Authoritative literature provides a two-step approach to recognize and measure tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The Company has no uncertain tax positions that required adjustments to our consolidated financial statements in 2019 or 2018.

Concentration of Risk.  Substantially all of our revenues are obtained from office and warehouse locations in the Dallas and Houston metropolitan areas. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts sometimes exceed the federally insured limits, although no losses have been incurred in connection with these deposits.

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

In February 2016, the FASB issued an accounting standard update (“ASU”) that provided the principles for the recognition, measurement, presentation and disclosure of leases. Additional guidance and targeted improvements to the February 2016 ASU were made through the issuance of supplementary ASUs in July 2018, December 2018 and March 2019.

Effective January 1, 2019, we adopted the new lease accounting guidance in Topic 842. As the lessee and lessor, we have elected the package of practical expedients permitted in Topic 842. Accordingly, we have accounted for our existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contract contains a lease under Topic 842, (b) whether classification of the operating lease would be different in accordance with Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2018) would have met the definition of initial direct costs in Topic 842 at lease commencement. Additionally, as the lessee and lessor, we will use hindsight in determining the lease term and in assessing impairment of our right-of-use assets. As a result of the adoption of the new lease accounting guidance, as the lessee, we recognized on January 1, 2019 (a) a lease liability of approximately $21,000, which represents the present value of the remaining lease payments of approximately $22,000 discounted using our incremental borrowing rate of 4.5%, and (b) a right-of-use asset of approximately $21,000.

Upon adoption of the Topic 842, lessees and lessors are required to apply a modified retrospective transition approach. Reporting entities are permitted to choose one of two methods to recognize and measure leases within the scope of Topic 842:

•
Apply Topic 842 to each lease that existed at the beginning of the earliest comparative period presented in the financial statements as well as leases that commenced after that date. Under this method, prior comparative periods presented are adjusted. For leases that commenced prior to the beginning of the earliest comparative period presented, a cumulative-effect adjustment is recognized at that date.

•
Apply the guidance to each lease that had commenced as of the beginning of the reporting period in which the entity first applies the leases standard with a cumulative-effect adjustment as of that date. Prior comparative periods would not be adjusted under this method.

We have elected an optional transition method that allows entities to initially apply Topic 842 at January 1, 2019, the date of adoption, and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As the lessor, we have not assessed unamortized legal costs as part of the package of practical expedients, and we will not make any adjustment to retained earnings at the date of adoption to write off unamortized legal costs. We will continue to amortize unamortized legal costs as of December 31, 2018 over the life of the respective leases. We did not have a cumulative-effect adjustment as of the adoption date. Additionally, the optional transition method does allow us not to apply the new standard (including disclosure requirements) to comparative periods presented. Those periods can continue to be presented in accordance with prior generally accepted accounting principles.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. Based on our election of the package of practical expedients, our existing commercial leases, where we are the lessor, continue to be accounted for as operating leases under the new standard. However, Topic 842 changed certain requirements regarding the classification of leases that could result in us recognizing certain long-term leases entered into or modified after January 1, 2019 as sales-type leases or finance leases, as opposed to operating leases. We will continue to monitor our leases following the adoption date to ensure that they are classified in accordance with the new lease standards.

We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the Consolidated Statements of Operations. For the three months ended March 31, 2019, we had rental revenues of approximately $3,265,000 and rental reimbursements of approximately $637,000 compared to approximately $3,586,000 and approximately $753,000 for the three months ended March 31, 2018, respectively.

We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. With the adoption of Topic 842, we will recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.

2. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2019	December 31, 2018
Tenant receivables	$431	$252
Accrued rents and other recoveries	1,350	1,161
Allowance for doubtful accounts	(135)	(53)
Total	$1,646	$1,360

3.  LEASES

As a Lessor. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Percentage rents, if applicable, are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and nonlease components in lease contracts, which includes combining base rent, recoveries, and percentage rents into a single line item, Rental, within the consolidated statements of operations.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of March 31, 2019 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2019 (remaining)	$8,725
2020	9,524
2021	6,876
2022	4,553
2023	3,247
Thereafter	3,389
Total	$36,314

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. We have an office space lease which qualifies as an operating lease, with a remaining lease term of less than two years.

The following table summarizes the fixed, future minimum rental payment, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liability for our operating lease in which we are the lessee (in thousands):

Years Ended December 31,	March 31, 2019
2019 (remaining)	$11
2020	7
Total undiscounted rental payments	18
Total lease liabilities (1)	$18

(1) Imputed interest is immaterial and therefore not disclosed in the above table

For the three months ended March 31, 2019, the total lease cost was $3,573. The remaining lease term for our operating lease was 15 months at March 31, 2019. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at March 31, 2019.

4. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COST, NET

Costs which have been deferred consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Leasing commissions	$1,829	$1,780
Deferred legal cost	34	34
Total cost	1,863	1,814
Less: leasing commissions accumulated amortization	(710)	(636)
Less: deferred legal cost accumulated amortization	(15)	(14)
Total cost, net of accumulated amortization	$1,138	$1,164

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. VARIABLE INTEREST ENTITY

On December 8, 2016, Pillarstone and Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP” or "Operating Partnership"), entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”). The Subsidiaries owned 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries, the “Property”) for aggregate consideration of approximately $84 million, consisting of (i) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (ii) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately an 18.6% interest valued at $4.1 million as of the date of the agreement.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31, 2019	December 31, 2018

Real estate assets, at cost
Property	$78,426	$77,941
Accumulated depreciation	(5,938)	(5,281)
Total real estate assets	72,488	72,660
Cash and cash equivalents	2,280	1,872
Escrows and utility deposits	739	1,835
Accrued rents and accounts receivable, net of allowance for doubtful accounts (1)	1,646	1,360
Receivable due from related party	204	58
Unamortized lease commissions and deferred legal cost, net	1,138	1,164
Prepaid expenses and other assets	205	51
Total assets	$78,700	$79,000

Liabilities
Notes payable	$46,803	$47,064
Accounts payable and accrued expenses	1,613	2,617
Payable due to related party	854	373
Accrued interest payable	258	197
Tenants' security deposits	1,299	1,236
Total liabilities	$50,827	$51,487

(1)	Excludes approximately $0.3 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of March 31, 2019 and December 31, 2018.

6. REAL ESTATE

As of March 31, 2019, Pillarstone OP owned 11 Real Estate Assets in the Dallas and Houston areas comprised of approximately 1.3 million square feet of gross leasable area.

Pillarstone OP results of operations. Property revenue attributable to the Real Estate Assets was $3.9 million and $4.4 million and has been included in our results of operations for the three months ended March 31, 2019 and 2018, respectively.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	March 31, 2019	December 31, 2018
Fixed rate notes
$37.0 million 3.76% Note, due December 1, 2020	$25,646	$25,863
$16.5 million 4.97% Note, due September 26, 2023	15,737	15,805
Floating rate notes
Related party Note, LIBOR plus 1.40% to 1.95%, due December 31, 2019	5,661	5,661
Total notes payable principal	47,044	47,329
Less deferred financing costs, net of accumulated amortization	(241)	(265)
Total notes payable	$46,803	$47,064

Our mortgage debt was collateralized by 7 operating properties as of March 31, 2019 with a combined net book value of $55.6 million. Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties. Certain of our other loans are subject to customary covenants. As of March 31, 2019, we were in compliance with all loan covenants.

Scheduled maturities of notes payable as of March 31, 2019 were as follows:

Year	Amount Due (in thousands)
2019	$6,571
2020	25,272
2021	308
2022	323
2023	14,570
Total	$47,044

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

9. EARNINGS (LOSS) PER SHARE

The Company applies the guidance of ASC 260, "Earnings Per Share," for all periods presented herein. Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of earnings per Common Share calculations for the three month periods ended March 31, 2019 and 2018.

For the three month periods ended March 31, 2019 and 2018, Preferred A Shares and Preferred C Shares were included in net income per weighted average Common Share outstanding-diluted. During the three month periods ended March 31, 2019 and 2018, the Company had $197,780 of convertible notes payable as discussed in Note 8. The convertible notes payable

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

weighted averages shares of 196,756 and 181,897 were not included in the computation of diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively, because the effect of the conversion would be anti-dilutive.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2019	2018
Numerator:
Net income attributable to common shareholders	$46	$54

Denominator:
Weighted average number of common shares - basic	405,169	405,169
Effect of dilutive securities:
Assumed conversion of Preferred A Shares	53,610	53,610
Assumed conversion of Preferred C Shares	2,319,440	2,444,440
Weighted average number of common shares - dilutive	2,778,219	2,903,219

Earnings Per Share:
Basic income per common share:
Net income available to common shareholders	$0.11	$0.13
Diluted income per common share:
Net income available to common shareholders	$0.02	$0.02

10. RELATED PARTY TRANSACTIONS

On December 8, 2016, the Company entered into the Contribution Agreement with Whitestone OP, a related party, resulting in the contribution of an equity ownership interest in Pillarstone OP by the Company valued at $4,121,312 and representing approximately 18.6% of the outstanding equity in Pillarstone OP. The terms of the Contribution Agreement were determined through arm's-length negotiations and were recommended to the board of trustees by a special committee of the board of trustees consisting solely of disinterested trustees of the Company and approved by the full board.

Pursuant to the Contribution Agreement, the Company agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act, the issuance of the common shares in the Company that may be issued upon redemption of the OP Units issued pursuant to the Contribution Agreement and the offer and resale of such common shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. Pillarstone and Whitestone agreed to extend the filing of the shelf registration statement to a date not later than the later of June 8, 2019, or the date that the Company closes a public equity offering.

In connection with the Contribution Agreement, on December 8, 2016, the Company entered into a Tax Protection Agreement (the “Tax Protection Agreement”) with Whitestone OP pursuant to which Pillarstone OP agreed to indemnify Whitestone OP for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Property or if Pillarstone OP fails to maintain and allocate to Whitestone OP for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and Whitestone incurs taxes that must be paid to maintain its REIT status for federal tax purposes. In December 2018, Pillarstone OP sold three properties, which did not create additional tax liabilities for Whitestone OP.

During the ordinary course of business, we have transactions with Whitestone that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

In connection with the Contribution Agreement, on December 8, 2016, the Company entered into a Management Agreement (collectively, the “Management Agreements”) with Whitestone TRS, Inc., a subsidiary of Whitestone (“Whitestone TRS”). Pursuant to the Management Agreements with respect to each property, other than Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such properties in exchange for (1) a monthly property management fee equal to 5.0% of the monthly revenues of each property and (2) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services in exchange for (1) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

The following table presents the revenue and expenses with Whitestone included in our consolidated statement of operations for the three months ended March 31, 2019 and 2018 (in thousands):

		Three Months Ended March 31,
	Location of Revenue (Expense)	2019	2018
Rent	Rental	$130	$202
Property management fees	Management fees	(167)	(189)
Asset management fees	Management fees	(45)	(66)
Interest expense	Interest expense	(56)	(139)

Receivables due from and payables due to related parties consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	Location of Receivable / Payable	March 31, 2019	December 31, 2018
Tenant receivables and other receivables	Accrued rents and accounts receivable	$204	$58
Accrued interest due to related party	Accrued interest payable	177	112
Other payables due to related party	Payable due to related party	845	372

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Pillarstone Capital REIT and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto in this Quarterly report on Form 10-Q.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include:

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes;

•	adverse economic conditions in Texas;

•	adverse changes in governmental rules and fiscal policies;

•	increases in interest rates and operating costs;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks;

•	our inability to renew tenants or obtain new tenants upon the expiration of existing leases; and

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.

In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:

•	our cash resources are limited;

•	we have a history of losses;

•	we have not raised funds through a public equity offering;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares;

•	we are dependent on a small number of key senior professionals who are part-time employees; and

•	we currently do not plan to distribute dividends to the holders of our shares.

Overview

The Company is a Maryland real estate investment trust engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone OP. As of March 31, 2019, we owned approximately 18.6% of the outstanding equity in Pillarstone OP, and we fully consolidate it on our financial statements.

As of March 31, 2019, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

Brief History

Pillarstone was formed on March 15, 1994 as a Maryland REIT. The Company operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company not meeting the qualifications to be a REIT under the Code. In 2002, the Company discontinued the operations of the technology segment, and from 2003 through 2006, pursued a value-added business plan primarily focused on acquiring well located, under-performing multifamily residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. From 2006 until December 2016, the Company continued its existence as a corporate shell current in its SEC filings.

Executive Overview

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
During 2018, the Company sold three of the Real Estate Assets, resulting in 11 Real Estate Assets in the Company's real estate portfolio at December 31, 2018. No additional Real Estate Assets were purchased or sold during the three months ended March 31, 2019.

Results of Operations

The following is a discussion of our results of operations for the three month periods ended March 31, 2019 and 2018 and our financial condition, including:

•
Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three month period ended March 31, 2019 compared to the three month period ended March 31, 2018.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three month periods ended March 31, 2019 and 2018, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Comparison of the Three Month Periods Ended March 31, 2019 and 2018

Leasing Activity

For the period ended March 31, 2019, we executed 34 leases for a total lease value of $3.8 million compared to 35 leases for a total lease value of $5.4 million for the period ended March 31, 2018.

Results of Operations

The following provides a general comparison of our results of operations for the periods ended March 31, 2019 and 2018 (dollars in thousands, except for property and sq. ft. information):

	Three Months Ended March 31,
	2019	2018
Number of properties	11	14
Aggregate GLA (sq. ft.)	1,307,930	1,531,737
Ending occupancy rate	79%	78%

Total revenues	$3,856	$4,378
Total operating expenses	2,646	2,932
Total other expenses	529	672
Provision for income taxes	67	20
Net income	614	754
Less: Non-controlling interest in subsidiary	568	700
Net income available to Common Shareholders	$46	$54

Revenues from Operations

We had total revenues for the period ended March 31, 2019 and 2018 of  approximately $3,856,000 and $4,378,000, respectively, for a decrease of approximately $522,000, or 12%. The decrease was comprised of approximately $497,000 in rental revenue and approximately $25,000 in expense reimbursements, mostly due to the sale of three of the Company's Real Estate Assets as of December 31, 2018.

Expenses from Operations

Our operating expenses were approximately $2,646,000 for the three months ended March 31, 2019 as compared to approximately $2,932,000 for the three months ended March 31, 2018, a decrease of approximately $286,000, or 10% mostly due to the sale of three of the Company's Real Estate Assets as of December 31, 2018. The primary components of property expenses are detailed in the table below:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change	% Change
Real estate taxes	$650	$682	$(32)	(5)%
Utilities	226	273	(47)	(17)%
Contract services	250	286	(36)	(13)%
Repairs and maintenance	230	272	(42)	(15)%
General and administrative	187	193	(6)	(3)%
Depreciation and amortization	763	856	(93)	(11)%
Management fees	212	255	(43)	(17)%
Bad debt	—	40	(40)	(100)%
Labor and other	128	75	53	71%
Total property expenses	$2,646	$2,932	$(286)	(10)%

Liquidity and Capital Resources

Cash Flows

As of March 31, 2019, our unrestricted cash resources were approximately $2,280,000. We are dependent on cash generated by our ownership of the Real Estate Assets acquired in the Acquisition to meet our liquidity needs.

During the three months ended March 31, 2019, the Company's cash balance increased by $270,000 from $2,010,000 at December 31, 2018 to $2,280,000 at March 31, 2019. This increase in cash was due to cash provided by operating activities of approximately $1,309,000 offset by cash used in financing activities of approximately $588,000 and investing activities of approximately $451,000.

Future Obligations

As part of the Acquisition on December 8, 2016, the Operating Partnership assumed approximately $65.9 million of liabilities related to the Real Estate Assets contributed by Whitestone OP. As the general partner of the Operating Partnership, we are ultimately liable for the repayment of the loans. Included in the $65.9 million of liabilities was $15.5 million due to Whitestone OP by December 8, 2018. As of December 31, 2018, Pillarstone repaid $17.3 million in outstanding loans, which included $9.8 million to Whitestone OP and $7.5 million to other noteholders using cash from operations and proceeds from the sale of certain Real Estate Assets. During the year ended December 31, 2018, the Company sold three of the Real Estate Assets, leaving 11 properties remaining. As of March 31, 2019, the Company's debt obligation is $47,044,000. We expect our remaining debt balance to be repaid from raising capital, selling assets, and debt refinancing. In addition, as of December 31, 2018, Whitestone OP agreed to extend the maturity date of its loan with Pillarstone OP to December 8, 2021.

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions, as follows:

•	borrowings from new loans;

•	additional equity issuances of our common and preferred shares; and

•	proceeds from the sales of our Real Estate Assets.

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

Subsequent to the Acquisition, Pillarstone has been developing strategies for the Real Estate Assets in order to create value for the enterprise and our shareholders and selling assets to pay off some of its debt. To implement the strategy to create value with the Real Estate Assets additional capital will need to be raised.

Current Tax Status

As of March 31, 2019 and December 31, 2018, we had net deferred tax assets of $200,000 and $199,000, respectively. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and has provided a full valuation allowance of $200,000 and $199,000 against the net deferred tax assets of the Company as of March 31, 2019 and December 31, 2018, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.

As of March 31, 2019, we have no operating loss carryforwards available to be carried to future periods.

For the three months ended March 31, 2019, the provision for income taxes consisted of an accrual of approximately $4,000 and $63,000, respectively, for federal income tax and Texas franchise tax. For the three months ended March 31, 2018, the provision for income taxes consisted of approximately $20,000 of Texas franchise tax and no federal income tax.

Interest Rates and Inflation

The Company was not significantly affected by inflation during the periods presented in this report due primarily to the relative low nationwide inflation rates and the Company having approximately 88% of its debt with fixed rates.

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

Revenue recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the consolidated statements of operations.

We recognize lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured.

Additionally, we may have tenants who pay real estate taxes directly to the taxing authority. We exclude these costs paid directly by the tenant to third parties on the our behalf from revenue recognized and the associated property operating expense.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as March 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to its management, as appropriate, to allow timely decisions regarding required disclosure.

Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2019 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.
32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* The following financial information of the Registrant for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Shareholder's Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ James C. Mastandrea
Date:	May 15, 2019		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	May 15, 2019		John J. Dee Chief Financial Officer (Principal financial and accounting officer)