Form 10-Q
period 2019-06-30
PILLARSTONE CAPITAL REIT
filed 2019-08-14
CIK 928953

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
Yes [ X ]    No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes [ ]      No [X]

The Registrant had 405,169 Common Shares, par value $0.01 per share, outstanding as of August 14, 2019.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS (a)
Real estate assets, at cost
Property	$78,919	$77,944
Accumulated depreciation	(6,623)	(5,281)
Total real estate assets	72,296	72,663
Cash and cash equivalents	1,740	2,010
Escrows and utility deposits	1,353	1,835
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,643	1,360
Receivable due from related party	89	58
Unamortized lease commissions and deferred legal cost, net	1,097	1,164
Prepaid expenses and other assets (1)	183	60
Total assets	$78,401	$79,150

LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$46,544	$47,064
Accounts payable and accrued expenses (2)	2,132	2,817
Payable due to related party	597	372
Convertible notes payable - related parties	198	198
Accrued interest payable	269	258
Stock redemption payable - related party	—	143
Tenants' security deposits	1,313	1,236
Total liabilities	51,053	52,088
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at June 30, 2019 and December 31, 2018, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at June 30, 2019 and December 31, 2018, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at June 30, 2019 and December 31, 2018	4	4
Additional paid-in capital	28,147	28,147
Accumulated deficit	(26,242)	(26,319)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	1,113	1,036
Noncontrolling interest in subsidiary	26,235	26,026
Total equity	27,348	27,062
Total liabilities and equity	$78,401	$79,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	June 30, 2019	December 31, 2018
	(unaudited)
(1) Operating lease right of use assets (net) (related to adoption of Topic 842)	$14	N/A
(2) Operating lease liabilities (related to adoption of Topic 842)	$14	N/A

	June 30, 2019	December 31, 2018
	(unaudited)
(a) Assets of condensed consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$78,915	$77,941
Accumulated depreciation	(6,621)	(5,281)
Total real estate assets	72,294	72,660
Cash and cash equivalents	1,683	1,872
Escrows and utility deposits	1,353	1,835
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,643	1,360
Receivable due from related party	89	58
Unamortized lease commissions and deferred legal cost, net	1,097	1,164
Prepaid expenses and other assets	165	51
Total assets	$78,324	$79,000

(b) Liabilities of condensed consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$46,544	$47,064
Accounts payable and accrued expenses	2,065	2,617
Payable due to related party	586	373
Accrued interest payable	198	197
Tenants' security deposits	1,313	1,236
Total liabilities	$50,706	$51,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues
Rental (1)	$3,808	$4,138	$7,650	$8,477
Transaction and other fees	9	25	23	64
Total revenues	3,817	4,163	7,673	8,541

Operating expenses
Depreciation and amortization	796	896	1,559	1,752
Operating and maintenance	888	906	1,722	1,852
Real estate taxes	645	579	1,295	1,261
General and administrative (2)	187	100	374	293
Management fees	224	251	436	506
Total operating expenses	2,740	2,732	5,386	5,664

Other expenses
Interest expense	520	693	1,045	1,365
Loss on disposal of assets	4	—	8	—
Total other expenses	524	693	1,053	1,365

Income before income taxes	553	738	1,234	1,512

Provision for income taxes	(31)	(24)	(98)	(44)

Net income	522	714	1,136	1,468

Less: Noncontrolling interest in subsidiary	491	613	1,059	1,313

Net income attributable to Common Shareholders	$31	$101	$77	$155

Earnings Per Share:
Basic income per Common Share:
Net income available to Common Shareholders	$0.08	$0.25	$0.19	$0.38
Diluted income per Common Share:
Net income available to Common Shareholders	$0.01	$0.03	$0.03	$0.05

Weighted average number of Common Shares outstanding:
Basic:	405,169	405,169	405,169	405,169
Diluted:	2,778,219	3,090,652	2,778,219	3,090,652

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(1) Rental
Rental revenues	$3,254	$3,580	$6,519	$7,166
Recoveries	613	558	1,250	1,311
Bad debt	(59)	N/A	(119)	N/A
Total rental	$3,808	$4,138	$7,650	$8,477

(2) Bad debt included in general and administrative expenses prior to adoption of Topic 842	N/A	$60	N/A	$100

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands)
	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	$3	$2	$4	$28,147	$(26,319)	$(801)	$1,036	$26,026	$27,062

Contributions to operating partnership	—	—	—	—	—	—	—	40	40

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(302)	(302)

Net income	—	—	—	—	46	—	46	568	614

Balance, March 31, 2019	$3	$2	$4	$28,147	$(26,273)	$(801)	$1,082	$26,332	$27,414

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(588)	(588)

Net income	—	—	—	—	31	—	31	491	522

Balance, June 30, 2019	$3	$2	$4	$28,147	$(26,242)	$(801)	$1,113	$26,235	$27,348

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	$3	$2	$4	$28,147	$(27,635)	$(801)	$(280)	$18,861	$18,581

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(506)	(506)

Net income	—	—	—	—	54	—	54	700	754

Balance, March 31, 2018	$3	$2	$4	$28,147	$(27,581)	$(801)	$(226)	$19,055	$18,829

Reallocation of ownership between parent and noncontrolling interest	—	—	—	—	(1)	—	(1)	1	—

Net Income	—	—	—	—	101	—	101	613	714

Balance, June 30, 2018	$3	$2	$4	$28,147	$(27,481)	$(801)	$(126)	$19,669	$19,543

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$1,136	$1,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,559	1,752
Amortization of deferred loan costs	50	50
Loss on disposal of assets	8	—
Bad debt	119	100
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(402)	(465)
Receivable due from related party	(31)	192
Escrows and utility deposits	482	325
Unamortized lease commissions and deferred legal cost	(132)	(215)
Prepaid expenses and other assets	(130)	(111)
Accounts payable and accrued expenses	(674)	(1,033)
Payable due to related party	225	(233)
Stock redemption payable - related party	(143)	—
Tenants' security deposits	77	177
Net cash provided by operating activities	2,144	2,007

Cash flows from investing activities:
Additions to real estate	(954)	(1,248)
Net cash used in investing activities	(954)	(1,248)

Cash flows from financing activities:
Distributions paid to noncontrolling interest in subsidiary	(890)	(506)
Repayments of notes payable	(570)	(648)
Net cash used in financing activities	(1,460)	(1,154)

Net change in cash and cash equivalents	(270)	(395)
Cash and cash equivalents at beginning of period	2,010	2,991
Cash and cash equivalents at end of period	$1,740	$2,596

Supplemental disclosure of cash flow information:
Cash paid for interest	$984	$1,307
Cash paid for taxes	$279	$88
Non cash investing activities:
Disposal of fully depreciated real estate	$19	$47
Additions to real estate contributed by related party	$40	$45

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

Use of estimates. In order to conform with U.S. generally accepted accounting principles (“U.S. GAAP”), management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2019 and December 31, 2018, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2019 and 2018. Actual results could differ from those estimates. Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, and deferred taxes and the related valuation allowance for deferred taxes. Actual results could differ from those estimates.

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents as of June 30, 2019 and December 31, 2018 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2019.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. With the adoption of Accounting Standards Codification (“ASC”) No. 842, "Leases" (“Topic 842”) effective January 1, 2019, we will recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of June 30, 2019 and December 31, 2018, we had an allowance for uncollectible accounts of approximately $195,000 and $53,000, respectively. For the three and six months ended June 30, 2019, we recorded an adjustment to rental revenue in the amount of approximately $59,000 and $119,000, respectively. For the three and six months ended June 30, 2018, we recorded bad debt expense in the amount of approximately $60,000 and $100,000, respectively.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company evaluates potential uncertain tax positions on an annual basis in conjunction with the board of trustees and its tax accountants. Authoritative literature provides a two-step approach to recognize and measure tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition, and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The Company has no uncertain tax positions that required adjustments to our consolidated financial statements in 2019 or 2018.

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

Upon adoption of Topic 842, lessees and lessors are required to apply a modified retrospective transition approach. Reporting entities are permitted to choose one of two methods to recognize and measure leases within the scope of Topic 842:

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

We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the consolidated statements of operations. For the three and six months ended June 30, 2019, we had rental revenues of approximately $3,254,000 and $6,519,000 respectively, and rental reimbursements of approximately $613,000 and $1,250,000 respectively, compared to rental revenues of approximately $3,580,000 and $7,166,000 and rental reimbursements of approximately $558,000 and $1,311,000 for the three and six months ended June 30, 2018, respectively.

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

2. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2019	December 31, 2018
Tenant receivables	$455	$252
Accrued rents and other recoveries	1,383	1,161
Allowance for doubtful accounts	(195)	(53)
Total	$1,643	$1,360

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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842 under noncancelable operating leases in existence as of June 30, 2019 is as follows (in thousands):

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Years Ended December 31,	Minimum Future Rents(1)
2019 (remaining)	$5,742
2020	9,772
2021	7,066
2022	4,742
2023	3,409
Thereafter	3,439
Total	$34,170

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. We have an office space lease which qualifies as an operating lease, with a remaining lease term of 12 months.

The following table summarizes the fixed, future minimum rental payment, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liability for our operating lease in which we are the lessee (in thousands):

Years Ended December 31,	June 30, 2019
2019 (remaining)	$7
2020	7
Total undiscounted rental payments	14
Total lease liabilities (1)	$14

(1) Imputed interest is immaterial and therefore not disclosed in the above table

For the three and six months ended June 30, 2019, the total lease cost was $3,597 and $7,194, respectively. The remaining lease term for our operating lease was 12 months at June 30, 2019. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at June 30, 2019.

4. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COST, NET

Costs which have been deferred consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Leasing commissions	$1,865	$1,780
Deferred legal cost	34	34
Total cost	1,899	1,814
Less: leasing commissions accumulated amortization	(785)	(636)
Less: deferred legal cost accumulated amortization	(17)	(14)
Total cost, net of accumulated amortization	$1,097	$1,164

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. VARIABLE INTEREST ENTITY

On December 8, 2016, Pillarstone and Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP” or "Operating Partnership"), entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP. Pursuant to the terms of the Contribution Agreement, Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”) that owned 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries, the “Property”) for aggregate consideration of approximately $84 million, consisting of (i) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (ii) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately an 18.6% interest valued at $4.1 million as of the date of the Contribution Agreement.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Real estate assets, at cost
Property	$78,915	$77,941
Accumulated depreciation	(6,621)	(5,281)
Total real estate assets	72,294	72,660
Cash and cash equivalents	1,683	1,872
Escrows and utility deposits	1,353	1,835
Accrued rents and accounts receivable, net of allowance for doubtful accounts (1)	1,643	1,360
Receivable due from related party	89	58
Unamortized lease commissions and deferred legal cost, net	1,097	1,164
Prepaid expenses and other assets	165	51
Total assets	$78,324	$79,000

Liabilities
Notes payable	$46,544	$47,064
Accounts payable and accrued expenses	2,065	2,617
Payable due to related party	586	373
Accrued interest payable	198	197
Tenants' security deposits	1,313	1,236
Total liabilities	$50,706	$51,487

(1)	Excludes approximately $0.5 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of June 30, 2019 and approximately $0.3 million as of December 31, 2018.

6. REAL ESTATE

As of June 30, 2019, Pillarstone OP owned 11 Real Estate Assets in the Dallas and Houston areas comprised of approximately 1.3 million square feet of gross leasable area.

Pillarstone OP results of operations. Property revenue attributable to the Real Estate Assets was $3.8 million and $7.7 million for the three and six months ended June 30, 2019 respectively, and $4.2 million and $8.5 million for the three and six months ended June 30, 2018, respectively.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	June 30, 2019	December 31, 2018
Fixed rate notes
$37.0 million 3.76% Note, due December 1, 2020	$25,426	$25,863
$16.5 million 4.97% Note, due September 26, 2023	15,672	15,805
Floating rate notes
Related party Note, LIBOR plus 1.40% to 1.90%, due December 31, 2019	5,661	5,661
Total notes payable principal	46,759	47,329
Less deferred financing costs, net of accumulated amortization	(215)	(265)
Total notes payable	$46,544	$47,064

Our mortgage debt was collateralized by seven operating properties as of June 30, 2019 with a combined net book value of $55.5 million. Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties. Certain of our other loans are subject to customary covenants. As of June 30, 2019, we were in compliance with all loan covenants.

Scheduled maturities of notes payable as of June 30, 2019 were as follows:

Year	Amount Due (in thousands)
2019	$6,286
2020	25,272
2021	308
2022	323
2023	14,570
Total	$46,759

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

9. EARNINGS (LOSS) PER SHARE

The Company applies the guidance of ASC 260, "Earnings Per Share," for all periods presented herein. Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of earnings per Common Share calculations for the three and six month periods ended June 30, 2019 and 2018.

For the three and six month periods ended June 30, 2019 and 2018, Class A Cumulative Preferred Shares ("Preferred A Shares") and Class C Convertible Preferred Shares ("Preferred C Shares") were included in net income per weighted average Common Share outstanding-diluted. During the three and six month periods ended June 30, 2019 and 2018, the Company had

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

$197,780 of convertible notes payable as discussed in Note 8. The convertible notes payable weighted average shares of 202,293 and 200,440 were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2019, respectively, because the effect of the conversion would be anti-dilutive. The convertible notes payable were included in the computation of diluted earnings per share for the three and six months ended June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator:
Net income attributable to common shareholders	$31	$101	$77	$155
Dilutive effect of interest from convertible notes payable	—	5	—	—
Net income (loss) available to common shareholders with assumed conversion	$31	$106	$77	$155

Denominator:
Weighted average number of common shares - basic	405,169	405,169	405,169	405,169
Effect of dilutive securities:
Assumed conversion of Preferred A Shares	53,610	53,610	53,610	53,610
Assumed conversion of Preferred C Shares	2,319,440	2,444,440	2,319,440	2,444,440
Assumed conversion of convertible notes payable	—	187,433	—	187,433
Weighted average number of common shares - dilutive	2,778,219	3,090,652	2,778,219	3,090,652

Earnings Per Share:
Basic income per common share:
Net income available to common shareholders	$0.08	$0.25	$0.19	$0.38
Diluted income per common share:
Net income available to common shareholders	$0.01	$0.03	$0.03	$0.05

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

Pursuant to the Contribution Agreement, the Company agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act of 1933, as amended, the issuance of the common shares in the Company that may be issued upon redemption of the OP Units issued pursuant to the Contribution Agreement and the offer and resale of such common shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. Pillarstone and Whitestone agreed to extend the filing of the shelf registration statement to a date not later than the later of June 8, 2019, or the date that the Company closes a public equity offering.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In connection with the Contribution Agreement, on December 8, 2016, the Company entered into a Management Agreement (collectively, the “Management Agreements”) with Whitestone TRS, Inc., a subsidiary of Whitestone (“Whitestone TRS”). Pursuant to the Management Agreements with respect to each property, other than Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such properties in exchange for (1) a monthly property management fee equal to 5.0% of the monthly revenues of each property and (2) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services in exchange for (1) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (2) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

The following table presents the revenue and expenses with Whitestone included in our consolidated statement of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2019	2018	2019	2018
Rent	Rental	$183	$203	$313	$405
Property management fees	Management fees	(175)	(185)	(342)	(374)
Asset management fees	Management fees	(49)	(66)	(94)	(132)
Interest expense	Interest expense	(53)	(147)	(109)	(286)

Receivables due from and payables due to related parties consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	Location of Receivable / Payable	June 30, 2019	December 31, 2018
Tenant receivables and other receivables	Accrued rents and accounts receivable	$89	$58
Accrued interest due to related party	Accrued interest payable	124	112
Other payables due to related party	Payable due to related party	597	372

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

Overview

The Company is a Maryland real estate investment trust engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone OP. As of June 30, 2019, we owned approximately 18.6% of the outstanding equity in Pillarstone OP, and we fully consolidate it on our financial statements.

As of June 30, 2019, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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
During 2018, the Company sold three of the Real Estate Assets, resulting in 11 Real Estate Assets in the Company's real estate portfolio at December 31, 2018. No additional Real Estate Assets were purchased or sold during the six months ended June 30, 2019.

Results of Operations

The following is a discussion of our results of operations for the three and six month periods ended June 30, 2019 and 2018 and our financial condition, including:

•
Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2019 compared to the three and six month periods ended June 30, 2018.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the six month periods ended June 30, 2019 and 2018, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Comparison of the Six Month Periods Ended June 30, 2019 and 2018

Leasing Activity

For the six month period ended June 30, 2019, we executed 57 leases for a total lease value of $6.3 million compared to 66 leases for a total lease value of $9.0 million for the period ended June 30, 2018.

Results of Operations

The following provides a general comparison of our results of operations for the six month periods ended June 30, 2019 and 2018 (in thousands, except for property and sq. ft. information):

	Six Months Ended June 30,
	2019	2018
Number of properties	11	14
Aggregate GLA (sq. ft.)	1,307,930	1,529,861
Ending occupancy rate	77%	77%

Total revenues	$7,673	$8,541
Total operating expenses	5,386	5,664
Total other expenses	1,053	1,365
Provision for income taxes	98	44
Net income	1,136	1,468
Less: Non-controlling interest in subsidiary	1,059	1,313
Net income available to Common Shareholders	$77	$155

Revenues from Operations

We had total revenues for the six month periods ended June 30, 2019 and 2018 of  approximately $7,673,000 and $8,541,000, respectively, for a decrease of approximately $868,000, or 10%. The difference was comprised of a decrease of approximately $647,000 in rental revenues, a decrease of $41,000 in other revenue, a decrease in expense reimbursements of $61,000 and bad debt of $119,000 which is classified as a decrease in revenue for the six months ended June 30, 2019. The overall decrease was mostly due to the sale of three of the Real Estate Assets as of December 31, 2018.

Expenses from Operations

Our operating expenses were approximately $5,386,000 for the six months ended June 30, 2019 as compared to approximately $5,664,000 for the six months ended June 30, 2018, a decrease of approximately $278,000, or 5% mostly due to the sale of three of the Real Estate Assets as of December 31, 2018. The primary components of property expenses are detailed in the table below:

	Six Months Ended June 30,
(in thousands)	2019	2018	Change	% Change
Operating and maintenance, excluding bad debt	$1,722	$1,752	$(30)	(2)%
Real estate taxes	1,295	1,261	34	3%
General and administrative	374	293	81	28%
Depreciation and amortization	1,559	1,752	(193)	(11)%
Management fees	436	506	(70)	(14)%
Bad debt	—	100	(100)	(100)%
Total property expenses	$5,386	$5,664	$(278)	(5)%

Comparison of the Three Month Periods Ended June 30, 2019 and 2018

Leasing Activity

For the three month period ended June 30, 2019, we executed 21 leases for a total lease value of $2.4 million compared to 31 leases for a total lease value of $3.6 million for the three month period ended June 30, 2018.

Results of Operations

The following provides a general comparison of our results of operations for the three month periods ended June 30, 2019 and 2018 (in thousands, except for property and sq. ft. information):

	Three Months Ended June 30,
	2019	2018
Number of properties	11	14
Aggregate GLA (sq. ft.)	1,307,930	1,529,861
Ending occupancy rate	77%	77%

Total revenues	$3,817	$4,163
Total operating expenses	2,740	2,732
Total other expenses	524	693
Provision for income taxes	31	24
Net income	522	714
Less: Non-controlling interest in subsidiary	491	613
Net income available to Common Shareholders	$31	$101

Revenues from Operations

We had total revenues for the three month periods ended June 30, 2019 and 2018 of approximately $3,817,000  and $4,163,000, respectively, for a decrease of approximately $346,000, or 8%. The difference was comprised of a decrease of approximately $326,000 in rental revenues, a decrease of $16,000 in other revenue, offset by an increase in expense reimbursements of $55,000 and bad debt of $59,000 which is classified as a decrease in revenue for the three months ended June 30, 2019. The overall decrease was mostly due to the sale of three of the Real Estate Assets as of December 31, 2018.

Expenses from Operations

Our operating expenses were approximately $2,740,000 for the three months ended June 30, 2019 as compared to approximately $2,732,000 for the three months ended June 30, 2018, an increase of approximately $8,000. The primary components of property expenses are detailed in the table below:

	Three Months Ended June 30,
(in thousands)	2019	2018	Change	% Change
Operating and maintenance, excluding bad debt	$888	$846	$42	5%
Real estate taxes	645	579	66	11%
General and administrative	187	100	87	87%
Depreciation and amortization	796	896	(100)	(11)%
Management fees	224	251	(27)	(11)%
Bad debt	—	60	(60)	(100)%
Total property expenses	$2,740	$2,732	$8	0%

Liquidity and Capital Resources

Cash Flows

As of June 30, 2019, our unrestricted cash resources were approximately $1,740,000. We are dependent on cash generated by our ownership of the Real Estate Assets to meet our liquidity needs.

During the six months ended June 30, 2019, the Company's cash balance decreased by $270,000 from $2,010,000 at December 31, 2018 to $1,740,000 at June 30, 2019. This decrease in cash was due to cash used in financing activities of approximately $1,460,000 and investing activities of approximately $954,000 and offset by cash provided by operating activities of approximately $2,144,000.

Future Obligations

As part of the Acquisition on December 8, 2016, the Operating Partnership assumed approximately $65.9 million of liabilities related to the Real Estate Assets contributed by Whitestone OP. As the general partner of the Operating Partnership, we are ultimately liable for the repayment of the loans. Included in the $65.9 million of liabilities was $15.5 million due to Whitestone OP by December 8, 2018. As of December 31, 2018, Pillarstone repaid $17.3 million in outstanding loans, which included $9.8 million to Whitestone OP and $7.5 million to other noteholders using cash from operations and proceeds from the sale of certain Real Estate Assets. During the year ended December 31, 2018, the Company sold three of the Real Estate Assets, leaving 11 properties remaining. As of June 30, 2019, the Company's debt obligation is $46,759,000. We expect our remaining debt balance to be repaid from raising capital, selling assets, and debt refinancing. In addition, as of December 31, 2018, Whitestone OP agreed to extend the maturity date of its loan with Pillarstone OP to December 31, 2019.

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions, as follows:

•	borrowings from new loans;

•	additional equity issuances of our common and preferred shares; and

•	proceeds from the sales of our Real Estate Assets.

From 2006 until December 2016, the Company continued its existence as a corporate shell filing its periodic reports with the Securities and Exchange Commission (the "SEC") so that it could be used for future real estate transactions or sold to another company. During this time, the Company was funded by its trustees who contributed $500,000 in exchange for 125,000 Preferred C Shares and $197,780 in exchange for convertible notes payable.

Subsequent to the Acquisition, Pillarstone has been developing strategies for the Real Estate Assets in order to create value for the enterprise and our shareholders and selling assets to pay off some of its debt. To implement the strategy to create value with the Real Estate Assets additional capital will need to be raised.

Current Tax Status

As of June 30, 2019 and December 31, 2018, we had net deferred tax assets of $207,000 and $199,000, respectively. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and has provided a full valuation allowance of $207,000 and $199,000 against the net deferred tax assets of the Company as of June 30, 2019 and December 31, 2018, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.

As of June 30, 2019, we have no operating loss carryforwards available to be carried to future periods.

The income tax expense included in the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 was comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Federal	$8	$—	$12	$—
Texas franchise tax	23	24	86	44
	$31	$24	$98	$44

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as June 30, 2019.

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

Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2019 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* The following financial information of the Registrant for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Shareholders' Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ James C. Mastandrea
Date:	August 14, 2019		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	August 14, 2019		John J. Dee Chief Financial Officer (Principal financial and accounting officer)