Form 10-Q
period 2019-09-30
PILLARSTONE CAPITAL REIT
filed 2019-11-13
CIK 928953

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Yes [ ]      No [X]

The Registrant had 405,169 Common Shares, par value $0.01 per share, outstanding as of November 13, 2019.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS (a)
Real estate assets, at cost
Property	$79,351	$77,944
Accumulated depreciation	(7,325)	(5,281)
Total real estate assets	72,026	72,663
Cash and cash equivalents	2,292	2,010
Escrows and utility deposits	1,939	1,835
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,848	1,360
Receivable due from related party	73	58
Unamortized lease commissions and deferred legal cost, net	1,046	1,164
Prepaid expenses and other assets (1)	118	60
Total assets	$79,342	$79,150

LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$46,281	$47,064
Accounts payable and accrued expenses (2)	2,919	2,817
Payable due to related party	315	372
Convertible notes payable - related parties	198	198
Accrued interest payable	275	258
Stock redemption payable - related party	—	143
Tenants' security deposits	1,329	1,236
Total liabilities	51,317	52,088
Commitments and contingencies:	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at September 30, 2019 and December 31, 2018, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at September 30, 2019 and December 31, 2018, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at September 30, 2019 and December 31, 2018	4	4
Additional paid-in capital	28,175	28,147
Accumulated deficit	(26,028)	(26,319)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	1,355	1,036
Noncontrolling interest in subsidiary	26,670	26,026
Total equity	28,025	27,062
Total liabilities and equity	$79,342	$79,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	September 30, 2019	December 31, 2018
	(unaudited)
(1) Operating lease right of use assets (net) (related to adoption of Topic 842)	$11	N/A
(2) Operating lease liabilities (related to adoption of Topic 842)	$11	N/A

	September 30, 2019	December 31, 2018
	(unaudited)
(a) Assets of condensed consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$79,348	$77,941
Accumulated depreciation	(7,323)	(5,281)
Total real estate assets	72,025	72,660
Cash and cash equivalents	2,218	1,872
Escrows and utility deposits	1,939	1,835
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,703	1,360
Receivable due from related party	73	58
Unamortized lease commissions and deferred legal cost, net	1,046	1,164
Prepaid expenses and other assets	106	51
Total assets	$79,110	$79,000

(b) Liabilities of condensed consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$46,281	$47,064
Accounts payable and accrued expenses	2,835	2,617
Payable due to related party	313	373
Accrued interest payable	199	197
Tenants' security deposits	1,329	1,236
Total liabilities	$50,957	$51,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues
Rental (1)	$3,854	$4,438	$11,504	$12,915
Transaction and other fees	9	12	32	76
Total revenues	3,863	4,450	11,536	12,991

Operating expenses
Depreciation and amortization	801	860	2,360	2,612
Operating and maintenance (2)	873	1,023	2,595	2,875
Real estate taxes	659	874	1,954	2,135
General and administrative	137	285	511	578
Management fees	224	249	660	755
Total operating expenses	2,694	3,291	8,080	8,955

Other expenses
Interest expense	521	686	1,566	2,051
Loss on disposal of assets	16	12	24	12
Total other expenses	537	698	1,590	2,063

Income before income taxes	632	461	1,866	1,973

Provision for income taxes	133	(23)	35	(67)

Net income	765	438	1,901	1,906

Less: Noncontrolling interest in subsidiary	551	529	1,610	1,842

Net income (loss) attributable to Common Shareholders	$214	$(91)	$291	$64

Earnings Loss Per Share:
Basic income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$0.53	$(0.22)	$0.72	$0.16
Diluted income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$0.07	$(0.22)	$0.10	$0.02

Weighted average number of Common Shares outstanding:
Basic:	405,169	405,169	405,169	405,169
Diluted:	2,868,281	405,169	2,808,240	2,903,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(1) Rental
Rental revenues	$3,250	$3,602	$9,769	$10,768
Recoveries	609	836	1,859	2,147
Bad debt	(5)	N/A	(124)	N/A
Total rental	$3,854	$4,438	$11,504	$12,915

(2) Bad debt included in operating and maintenance expenses prior to adoption of Topic 842	N/A	$53	N/A	$153

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(unaudited)
(in thousands)
	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	$3	$2	$4	$28,147	$(26,319)	$(801)	$1,036	$26,026	$27,062

Contributions to operating partnership	—	—	—	—	—	—	—	40	40

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(302)	(302)

Net income	—	—	—	—	46	—	46	568	614

Balance, March 31, 2019	$3	$2	$4	$28,147	$(26,273)	$(801)	$1,082	$26,332	$27,414

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(588)	(588)

Net income	—	—	—	—	31	—	31	491	522

Balance, June 30, 2019	$3	$2	$4	$28,147	$(26,242)	$(801)	$1,113	$26,235	$27,348

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(116)	(116)

Share-based compensation	—	—	—	28	—	—	28	—	28

Net income	—	—	—	—	214	—	214	551	765

Balance, September 30, 2019	$3	$2	$4	$28,175	$(26,028)	$(801)	$1,355	$26,670	$28,025

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	$3	$2	$4	$28,147	$(27,635)	$(801)	$(280)	$18,861	$18,581

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(506)	(506)

Net income	—	—	—	—	54	—	54	700	754

Balance, March 31, 2018	$3	$2	$4	$28,147	$(27,581)	$(801)	$(226)	$19,055	$18,829

Reallocation of ownership between parent and noncontrolling interest	—	—	—	—	(1)	—	(1)	1	—

Net income	—	—	—	—	101	—	101	613	714

Balance, June 30, 2018	$3	$2	$4	$28,147	$(27,481)	$(801)	$(126)	$19,669	$19,543

Adjustment to accumulated deficit	—	—	—	—	(2)	—	(2)	—	(2)

Net income (loss)	—	—	—	—	(91)	—	(91)	529	438

Balance, September, 30, 2018	$3	$2	$4	$28,147	$(27,574)	$(801)	$(219)	$20,198	$19,979

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income	$1,901	$1,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,360	2,612
Amortization of deferred loan costs	75	75
Loss on disposal of assets	24	12
Bad debt	124	153
Share-based compensation	28	—
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(612)	(824)
Receivable due from related party	(15)	(17)
Escrows and utility deposits	(104)	(361)
Unamortized lease commissions and deferred legal cost	(175)	(404)
Prepaid expenses and other assets	(83)	42
Accounts payable and accrued expenses	119	(83)
Payable due to related party	(57)	(708)
Stock redemption payable - related party	(143)	—
Tenants' security deposits	93	219
Net cash provided by operating activities	3,535	2,622

Cash flows from investing activities:
Additions to real estate	(1,389)	(2,143)
Net cash used in investing activities	(1,389)	(2,143)

Cash flows from financing activities:
Distributions paid to noncontrolling interest in subsidiary	(1,006)	(505)
Repayments of notes payable	(858)	(1,977)
Net cash used in financing activities	(1,864)	(2,482)

Net change in cash and cash equivalents	282	(2,003)
Cash and cash equivalents at beginning of period	2,010	2,991
Cash and cash equivalents at end of period	$2,292	$988

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,474	$1,974
Cash paid for taxes	$204	$88
Non cash investing activities:
Disposal of fully depreciated real estate	$22	$7
Additions to real estate contributed by related party	$40	$45

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

Use of estimates. In order to conform with U.S. generally accepted accounting principles (“U.S. GAAP”), management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2019 and December 31, 2018, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2019 and 2018. Actual results could differ from those estimates. Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, and deferred taxes and the related valuation allowance for deferred taxes. Actual results could differ from those estimates.

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity.

Change in accounting estimate. The calculation of the Company's tax provision is performed using management's best judgment with the assistance of tax advisers and re-evaluated as changes in facts and circumstances occur that may impact the application of tax laws. The Company seeks to reduce its overall tax burden and to minimize or delay cash outflows for taxes by implementing tax-efficient business structures, entering into tax-advantaged transactions, and seeking tax-optimal transactions. During the three months ended September 30, 2019, a change in facts and circumstances occurred involving the timing and amount of gains on sales of properties in relation to the timing of the Company's potential election of REIT status. This new information resulted in the change in tax strategy that is described in more detail below under Income taxes. Based on the change in tax strategy, we reversed an estimated $141,000 federal income tax liability recorded as of December 31, 2018 and a $9,000 federal income tax liability recorded as of June 30, 2019. The impact of these changes resulted in a decrease in tax expense for the three and nine months ended September 30, 2019 of $154,000 and $141,000, respectively, which increased our reported net income by $154,000 and $141,000 or $0.05 per diluted share for the three and nine months ended September 30, 2019, respectively.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents as of September 30, 2019 and December 31, 2018 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2019.

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. With the adoption of Accounting Standards Codification (“ASC”) No. 842, "Leases" (“Topic 842”) effective January 1, 2019, we will recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of September 30, 2019 and December 31, 2018, we had an allowance for uncollectible accounts of approximately $247,000 and $53,000, respectively. For the three and nine months ended September 30, 2019, we recorded an adjustment to rental revenue in the amount of approximately $5,000 and $124,000, respectively. For the three and nine months ended September 30, 2018, we recorded bad debt expense in the amount of approximately $53,000 and $153,000, respectively.

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

Revenue recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and non lease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the consolidated statements of operations.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Embedded in the effective tax rate for the three and nine months ended September 30, 2019 are the tax effects of the Company's operating activities. For the three and nine months ended September 30, 2019, the Company's effective tax rate applied to its income before income taxes decreased in relation to the statutory tax rate as a result of a change in the treatment of the gain on certain property sales described below. Please reference the Company's 2018 10-K for additional details on the differences between the Federal statutory rate and our effective rate.

On December 9, 2016, Whitestone REIT Operating Partnership LP ("WROP") contributed 14 real estate assets (the "Real Estate Assets") to Pillarstone Capital REIT Operating Partnership ("Pillarstone OP" or "Operating Partnership") in exchange for operating partnership units of Pillarstone OP. The contribution of these assets in exchange for Pillarstone OP units resulted in a “built in tax gain” in the Pillarstone OP units owned by WROP. The amount of the “built in tax gain” represented the difference between the contribution amount and WROP’s tax basis in the properties. On December 27, 2018, Pillarstone OP sold three of the fourteen contributed Real Estate Assets.

As a result of new information and facts obtained, and changes in circumstances that occurred in the three months ended September 30, 2019, including but not limited to, new contracts entered into for property sales and the expected timing of the Company’s potential REIT status election, the Company changed its tax strategy regarding the recognition of the “built in tax gain” by the Company. Under Internal Revenue Code Section 704(c), the Company adopted a method in which it allocates all tax gains from the sale of the contributed properties to WROP until the full amount of the "built in tax gain" has been depleted. The original tax position which determined the Company’s accounting estimates recorded in prior periods was taken before the Company had knowledge of additional information and facts, and changes in circumstances that occurred in the three months ended September 30, 2019.

The impact of these changes resulted in a decrease in tax expense for the three and nine months ended September 30, 2019 of $154,000 and $141,000, respectively, which increased our reported net income by $154,000 and $141,000 or $0.05 per diluted share for the three and nine months ended September 30, 2019, respectively.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the consolidated statements of operations. For the three and nine months ended September 30, 2019, we had rental revenues of approximately $3,250,000 and $9,769,000 respectively, and rental reimbursements of approximately $609,000 and $1,859,000 respectively, compared to rental revenues of approximately $3,602,000 and $10,768,000 and rental reimbursements of approximately $836,000 and $2,147,000 for the three and nine months ended September 30, 2018, respectively.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2019	December 31, 2018
Tenant receivables	$469	$252
Accrued rents and other recoveries	1,626	1,161
Allowance for doubtful accounts	(247)	(53)
Total	$1,848	$1,360

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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842 under noncancelable operating leases in existence as of September 30, 2019 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2019 (remaining)	$3,027
2020	10,503
2021	7,671
2022	5,127
2023	3,600
Thereafter	3,610
Total	$33,538

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. We have an office space lease which qualifies as an operating lease, with a remaining lease term of less than 12 months.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the fixed, future minimum rental payment, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liability for our operating lease in which we are the lessee (in thousands):

Years Ended December 31,	September 30, 2019
2019 (remaining)	$4
2020	7
Total undiscounted rental payments	11
Total lease liabilities (1)	$11

(1) Imputed interest is immaterial and therefore not disclosed in the above table

For the three and nine months ended September 30, 2019, the total lease cost was $3,705 and $10,899, respectively. The remaining lease term for our operating lease was less than 12 months at September 30, 2019. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at September 30, 2019.

4. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COST, NET

Costs which have been deferred consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasing commissions	$1,903	$1,780
Deferred legal cost	34	34
Total cost	1,937	1,814
Less: leasing commissions accumulated amortization	(872)	(636)
Less: deferred legal cost accumulated amortization	(19)	(14)
Total cost, net of accumulated amortization	$1,046	$1,164

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 consists of the following (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Real estate assets, at cost
Property	$79,348	$77,941
Accumulated depreciation	(7,323)	(5,281)
Total real estate assets	72,025	72,660
Cash and cash equivalents	2,218	1,872
Escrows and utility deposits	1,939	1,835
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,703	1,360
Receivable due from related party (1)	73	58
Unamortized lease commissions and deferred legal cost, net	1,046	1,164
Prepaid expenses and other assets	106	51
Total assets	$79,110	$79,000

Liabilities
Notes payable	$46,281	$47,064
Accounts payable and accrued expenses	2,835	2,617
Payable due to related party	313	373
Accrued interest payable	199	197
Tenants' security deposits	1,329	1,236
Total liabilities	$50,957	$51,487

(1)	Excludes approximately $0.5 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of September 30, 2019 and approximately $0.3 million as of December 31, 2018.

6. REAL ESTATE

As of September 30, 2019, Pillarstone OP owned 11 Real Estate Assets in the Dallas and Houston areas comprised of approximately 1.3 million square feet of gross leasable area.

Pillarstone OP results of operations. Property revenue attributable to the Real Estate Assets was $3.9 million and $11.5 million for the three and nine months ended September 30, 2019, respectively, and $4.5 million and $13.0 million for the three and nine months ended September 30, 2018, respectively.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	September 30, 2019	December 31, 2018
Fixed rate notes
$37.0 million 3.76% Note, due December 1, 2020	$25,203	$25,863
$16.5 million 4.97% Note, due September 26, 2023	15,607	15,805
Floating rate notes
Related party Note, LIBOR plus 1.40% to 1.90%, due December 31, 2019	5,661	5,661
Total notes payable principal	46,471	47,329
Less deferred financing costs, net of accumulated amortization	(190)	(265)
Total notes payable	$46,281	$47,064

Our mortgage debt was collateralized by seven operating properties as of September 30, 2019 with a combined net book value of $55.4 million. Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties. Certain of our other loans are subject to customary covenants. As of September 30, 2019, we were in compliance with all loan covenants.

Scheduled maturities of notes payable as of September 30, 2019 were as follows:

Year	Amount Due (in thousands)
2019	$5,999
2020	25,272
2021	308
2022	323
2023	14,569
Total	$46,471

8. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees at that time loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. In 2019, the Pillarstone board of trustees approved an extension of the maturity date to November 20, 2021. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time and the Company can convert the notes payable into Common Shares. At maturity or when the Company chooses to convert the convertible notes payable into Common Shares, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares.

9. EARNINGS (LOSS) PER SHARE

The Company applies the guidance of ASC 260, "Earnings Per Share," for all periods presented herein. Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of earnings per Common Share calculations for the three and nine month periods ended September 30, 2019 and 2018.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three and nine month periods ended September 30, 2019 and the nine month period ended September 30, 2018, Class A Cumulative Preferred Shares ("Preferred A Shares") and Class C Convertible Preferred Shares ("Preferred C Shares") were included in net income per weighted average number of Common Shares - dilutive. For the three month period ended September 30, 2018, 2,498,050 common share equivalents represented by Preferred Class A and C shares were not included in the computation of diluted loss per share because the effect of conversion would be anti-dilutive. During the three and nine month periods ended September 30, 2019 and 2018, the Company had $197,780 of convertible notes payable as discussed in Note 8. The convertible notes payable weighted average shares of 206,038 and 202,306 were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2019 because the effect of the conversion would be anti-dilutive. The convertible notes payable were not included in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2018 because the effect of the conversion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to common shareholders	$214	$(91)	$291	$64
Dilutive effect of interest from convertible notes payable	—	—	—	—
Net income (loss) available to common shareholders with assumed conversion	$214	$(91)	$291	$64

Denominator:
Weighted average number of common shares - basic	405,169	405,169	405,169	405,169
Effect of dilutive securities:
Dilutive effect of restricted common stock	90,062	—	30,021	—
Assumed conversion of Preferred A Shares	53,610	—	53,610	53,610
Assumed conversion of Preferred C Shares	2,319,440	—	2,319,440	2,444,440
Assumed conversion of convertible notes payable	—	—	—	—
Weighted average number of common shares - dilutive	2,868,281	405,169	2,808,240	2,903,219

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$0.53	$(0.22)	$0.72	$0.16
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$0.07	$(0.22)	$0.10	$0.02

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

Pursuant to the Contribution Agreement, the Company agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act of 1933, as amended, the issuance of the common shares in the Company that may be issued upon redemption of the OP Units issued pursuant to the Contribution Agreement and the offer and resale of such common shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. Pillarstone and Whitestone agreed to extend the filing of the shelf registration statement to the date that the Company closes a public equity offering.

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

The following table presents the revenue and expenses with Whitestone included in our consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Revenue (Expense)	2019	2018	2019	2018
Rent	Rental	$211	$201	$524	$606
Property management fees	Management fees	(168)	(183)	(510)	(557)
Asset management fees	Management fees	(56)	(66)	(150)	(198)
Interest expense	Interest expense	(52)	(149)	(161)	(435)

Receivables due from and payables due to related parties consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	Location of Receivable / Payable	September 30, 2019	December 31, 2018
Tenant receivables and other receivables	Accrued rents and accounts receivable	$73	$58
Accrued interest due to related party	Accrued interest payable	129	112
Other payables due to related party	Payable due to related party	315	372

11. SUBSEQUENT EVENTS

On October 8, 2019, Pillarstone OP, through an indirect wholly owned subsidiary, Whitestone Industrial-Office, LLC, sold a portfolio of three Real Estate Assets in Houston, Texas to an unaffiliated third party for $39.7 million in cash. Pillarstone OP used the net proceeds, after customary closing deductions, to pay off mortgage debt on several Real Estate Assets, and repay the remaining $5.7 million of its $15.5 million loan from Whitestone. In addition to the $5.7 million loan repayment, Whitestone received a $5.4 million cash distribution from its stake in Pillarstone OP as a result of the sale.

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

On July 1, 2019, the Committee approved the grant of 45,031 Restricted Common Share Units (the "Units") subject to the restrictions, terms and conditions set forth in the Restricted Unit Award Agreement (the "Award"). These Units are time-based shares that vest each year over the next three years and will be fully vested on July 1, 2022.

On July 1, 2019, the Committee approved the grant of 45,031 Units subject to the restrictions and terms and conditions set forth in the Award. These Units are performance-based shares linked to five specific goals set forth in the Award. If the Company does not attain the performance goals before July 1, 2022, the Units still subject to restriction will be forfeited to the Company.

As of September 30, 2019, the maximum number of Common Shares or OP Units available to be granted is 2,248,507. During the three months ended September 30, 2019, the following shares were granted:

Description	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2019	—	$—
Granted	90,062	2.18
Non-vested at September 30, 2019	90,062	$2.18
Available for grant at September 30, 2019	2,248,507

(1) The fair value of the shares granted were determined based on the weighted average OTC share price for the nine months ended September 30, 2019.

As of September 30, 2019, per the Award, the Company has determined that the time-based shares and the majority of the performance-based shares will vest by July 1, 2022. Time-based shares granted during the three months ended September 30, 2019 are amortized over their respective amortization periods. Performance-based shares granted during the three months ended September, 2019, with the exception of one of the performance based awards, that will be amortized over one year, will be amortized for three years. Performance-based shares that have not been achieved as of July 1, 2022 will be forfeited to the Company.

The total value of the time-based and performance-based shares granted on July 1, 2019 is approximately $196,000. As of September 30, 2019, amortization expense for the time-based and performance-based shares is approximately $15,000 and $13,000, respectively.

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

Overview

The Company is a Maryland real estate investment trust engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone OP. As of September 30, 2019, we owned approximately 18.6% of the outstanding equity in Pillarstone OP, and we fully consolidate it on our financial statements.

As of September 30, 2019, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the Securities and Exchange Commission ("SEC"), that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

Brief History

Pillarstone was formed on March 15, 1994 as a Maryland REIT. The Company operated as a traditional real estate investment trust by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, the Company purchased a software technology company, resulting in the Company not meeting the qualifications to be a REIT under the Internal Revenue Code of 1986 as amended. In 2002, the Company discontinued the operations of the technology segment, and from 2003 through 2006, pursued a value-added business plan primarily focused on acquiring well located, under-performing multifamily residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. From 2006 until December 2016, the Company continued its existence as a corporate shell current in its SEC filings.

On December 8, 2016, Pillarstone and Pillarstone OP entered into the Contribution Agreement with Whitestone OP, a subsidiary and the operating partnership of Whitestone REIT, both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries: CP Woodland; Industrial-Office; Whitestone Offices; and Uptown Tower that own the real estate assets (the “Real Estate Assets” and, together with the Subsidiaries, the “Property”) for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP (collectively, the “Acquisition”).
During 2018, the Company sold three of the Real Estate Assets, resulting in 11 Real Estate Assets in the Company's real estate portfolio at December 31, 2018. No additional Real Estate Assets were purchased or sold during the nine months ended September 30, 2019.

On October 8, 2019, Pillarstone OP, through an indirect wholly owned subsidiary, Whitestone Industrial-Office, LLC, sold a portfolio of three Real Estate Assets in Houston, Texas to an unaffiliated third party for $39.7 million in cash. Pillarstone OP used the net proceeds, after customary closing deductions, to pay off mortgage debt on several Real Estate Assets, and repay the remaining $5.7 million of its $15.5 million loan from Whitestone. In addition to the $5.7 million loan repayment, Whitestone received a $5.4 million cash distribution from its stake in Pillarstone OP as a result of the sale.

Results of Operations

The following is a discussion of our results of operations for the three and nine month periods ended September 30, 2019 and 2018 and our financial condition, including:

•
Explanation of changes in the results of operations in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019 compared to the three and nine month periods ended September 30, 2018.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the nine month periods ended September 30, 2019 and 2018, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Comparison of the Nine Month Periods Ended September 30, 2019 and 2018

Leasing Activity

For the nine month period ended September 30, 2019, we executed 78 leases for a total lease value of $9.1 million compared to 107 leases for a total lease value of $14.1 million for the period ended September 30, 2018.

Results of Operations

The following provides a general comparison of our results of operations for the nine month periods ended September 30, 2019 and 2018 (in thousands, except for property and square footage information):

	Nine Months Ended September 30,
	2019	2018
Number of properties	11	14
Aggregate GLA (sq. ft.)	1,307,930	1,529,861
Ending occupancy rate	77%	80%

Total revenues	$11,536	$12,991
Total operating expenses	8,080	8,955
Total other expenses	1,590	2,063
Provision for income taxes	(35)	67
Net income	1,901	1,906
Less: Non-controlling interest in subsidiary	1,610	1,842
Net income available to Common Shareholders	$291	$64

Revenues from Operations

We had total revenues for the nine month periods ended September 30, 2019 and 2018 of approximately $11,536,000 and $12,991,000, respectively, for a decrease of approximately $1,455,000, or 11%. The difference was comprised of decreases of approximately $999,000 in rental revenues, $44,000 in other revenues, $288,000 in expense reimbursements and an increase of approximately $124,000 in bad debt which is classified as a decrease in revenue for the nine months ended September 30, 2019. The overall decrease was primarily due to the sale of three of the Real Estate Assets as of December 31, 2018.

Expenses from Operations

Our operating expenses were approximately $8,080,000 for the nine months ended September 30, 2019 compared to approximately $8,955,000 for the nine months ended September 30, 2018, a decrease of approximately $875,000, or 10% mostly due to the sale of three Real Estate Assets as of December 31, 2018. The primary components of property expenses are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Operating and maintenance, excluding bad debt	$2,595	$2,722	$(127)	(5)%
Real estate taxes	1,954	2,135	(181)	(8)%
General and administrative	511	578	(67)	(12)%
Depreciation and amortization	2,360	2,612	(252)	(10)%
Management fees	660	755	(95)	(13)%
Bad debt	—	153	(153)	(100)%
Total property expenses	$8,080	$8,955	$(875)	(10)%

Comparison of the Three Month Periods Ended September 30, 2019 and 2018

Leasing Activity

For the three month period ended September 30, 2019, we executed 23 leases for a total lease value of $3.0 million compared to 41 leases for a total lease value of $5.1 million for the three month period ended September 30, 2018.

Results of Operations

The following provides a general comparison of our results of operations for the three month periods ended September 30, 2019 and 2018 (in thousands, except for property and square footage information):

	Three Months Ended September 30,
	2019	2018
Number of properties	11	14
Aggregate GLA (sq. ft.)	1,307,930	1,529,861
Ending occupancy rate	77%	80%

Total revenues	$3,863	$4,450
Total operating expenses	2,694	3,291
Total other expenses	537	698
Provision for income taxes	(133)	23
Net income	765	438
Less: Non-controlling interest in subsidiary	551	529
Net income (loss) available to Common Shareholders	$214	$(91)

Revenues from Operations

We had total revenues for the three month periods ended September 30, 2019 and 2018 of approximately $3,863,000  and $4,450,000, respectively, for a decrease of approximately $587,000, or 13%. The difference was comprised of decreases of approximately $352,000 in rental revenues, $3,000 in other revenue, $227,000 in expense reimbursements and an increase of $5,000 in bad debt which is classified as a decrease in revenue for the three months ended September 30, 2019. The overall decrease was primarily due to the sale of three Real Estate Assets as of December 31, 2018.

Expenses from Operations

Our operating expenses were approximately $2,694,000 for the three months ended September 30, 2019 compared to approximately $3,291,000 for the three months ended September 30, 2018, a decrease of approximately $597,000, or 18%. The overall decrease was mostly due to the sale of three Real Estate Assets as of December 31, 2018. The primary components of property expenses are detailed in the table below (in thousands):

	Three Months Ended September 30,
	2019	2018	Change	% Change
Operating and maintenance, excluding bad debt	$873	$970	$(97)	(10)%
Real estate taxes	659	874	(215)	(25)%
General and administrative	137	285	(148)	(52)%
Depreciation and amortization	801	860	(59)	(7)%
Management fees	224	249	(25)	(10)%
Bad debt	—	53	(53)	(100)%
Total property expenses	$2,694	$3,291	$(597)	(18)%

Liquidity and Capital Resources

Cash Flows

As of September 30, 2019, our unrestricted cash resources were approximately $2,292,000. We are dependent on cash generated by our ownership of the Real Estate Assets to meet our liquidity needs.

During the nine months ended September 30, 2019, the Company's cash balance increased by $282,000 from $2,010,000 at December 31, 2018 to $2,292,000 at September 30, 2019. This increase in cash was due to cash provided by operating activities of approximately $3,535,000, offset by cash used in financing activities of approximately $1,864,000 and investing activities of approximately $1,389,000.

Future Obligations

As part of the Acquisition on December 8, 2016, the Operating Partnership assumed approximately $65.9 million of liabilities related to the Real Estate Assets contributed by Whitestone OP. As the general partner of the Operating Partnership, we are ultimately liable for the repayment of the loans. Included in the $65.9 million of liabilities was $15.5 million due to Whitestone OP by December 8, 2018. As of December 31, 2018, Pillarstone repaid $17.3 million in outstanding loans, which included $9.8 million to Whitestone OP and $7.5 million to other noteholders using cash from operations and proceeds from the sale of certain Real Estate Assets. During the year ended December 31, 2018, the Company sold three Real Estate Assets, leaving 11 properties remaining. As of September 30, 2019, the Company's debt obligation is $46,471,000. Subsequent to September 30, 2019, Pillarstone OP, through an indirect wholly owned subsidiary, Whitestone Industrial-Office, LLC, sold a portfolio of three Real Estate Assets in Houston, Texas to an unaffiliated third party for $39.7 million in cash. Pillarstone OP used the net proceeds, after customary closing deductions, to pay off mortgage debt on the three Real Estate Assets, and repay the remaining $5.7 million of its $15.5 million loan from Whitestone OP. In addition to the $5.7 million loan repayment, Whitestone received a $5.4 million cash distribution from its stake in Pillarstone OP as a result of the sale. We expect our remaining debt balance to be repaid from raising capital, selling assets, and debt refinancing.

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

Current Tax Status

As of September 30, 2019 and December 31, 2018, we had net deferred tax assets of $538,000 and $199,000, respectively. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and has provided a full valuation allowance of $538,000 and $199,000 against the net deferred tax assets of the Company as of September 30, 2019 and December 31, 2018, respectively. A valuation allowance is considered to be a significant estimate that may change in the near term.

As of September 30, 2019, we have an operating loss carryforward of approximately $634,000 available to be carried to future periods.

The income tax expense (income) included in the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 was comprised of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Federal	$(154)	$—	$(141)	$—
Texas franchise tax	21	23	106	67
	$(133)	$23	$(35)	$67

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as September 30, 2019.

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

Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2019 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* The following financial information of the Registrant for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ James C. Mastandrea
Date:	November 13, 2019		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	November 13, 2019		John J. Dee Chief Financial Officer (Principal financial and accounting officer)