Form 10-K
period 2019-12-31
PILLARSTONE CAPITAL REIT
filed 2020-03-30
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Emerging Growth Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common shares held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $323,179 based on the closing price of $1.80 per common share on the Over-The-Counter Bulletin Board on that date.
As of March 27, 2020, the Registrant had issued 443,299 common shares of beneficial interest and had 405,169 shares outstanding after deducting 38,130 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019.

PILLARSTONE CAPITAL REIT
FORM 10-K
Year Ended December 31, 2019

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K include:

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes;

•	adverse economic conditions in Texas;

•	adverse changes in governmental rules and fiscal policies;

•	increases in interest rates and operating costs;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	the impact of public health crises and pandemics, such as the coronavirus outbreak;

•	cybersecurity attacks, loss of confidential information and other business disruptions;

•	our inability to renew tenants or obtain new tenants upon the expiration of existing leases; and

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.

In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:

•	our cash resources are limited;

•	we have a history of losses;

•	we have not raised funds through a public equity offering;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares;

•	we are dependent on a small number of key senior professionals who are part-time employees; and

•	we currently do not plan to distribute dividends to the holders of our shares.

PART I

Item 1. Business.

Company Overview
Pillarstone Capital REIT is a Maryland real estate investment trust (“REIT”) engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or a real estate operating company and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.
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
Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership LP, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of December 31, 2019, we owned 18.6% of the outstanding equity in Pillarstone OP and fully consolidate it on our financial statements.
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
Pursuant to the Contribution Agreement, Pillarstone agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act of 1933, as amended, the issuance of the common shares in the Company that may be issued upon redemption of the OP Units issued pursuant to the Contribution Agreement and the offer and resale of such common shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. Pillarstone and Whitestone agreed to extend the filing of the shelf registration statement to the date that the Company closes a public equity offering. There was no issuance of our Common Shares during 2019.
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

On December 27, 2018, we completed the sale of Dairy Ashford Business Park, Westbelt Plaza and Main Park (the "2018 Real Estate Assets Sold"), each located in Houston, Texas. Dairy Ashford Business Park sold for $2.1 million, and we recorded a gain on sale of $0.8 million. Westbelt Plaza sold for $5.4 million, and we recorded a gain on sale of $2.7 million. Main Park sold for $8.4 million, and we recorded a gain on sale of $4.3 million. We have not included the 2018 Real Estate Assets Sold in discontinued operations as they did not meet the definition of discontinued operations.
On October 8, 2019, we completed the sale of Corporate Park West, Corporate Park Woodland and Plaza Park (the "2019 Real Estate Assets Sold" and together with the 2018 Real Estate Assets Sold, the "Real Estate Assets Sold"), each located in Houston, Texas. Corporate Park West sold for $20.3 million, and we recorded a gain on sale of $6.9 million. Plaza Park sold for $7.3 million, and we recorded a gain on sale of $4.0 million. Corporate Park Woodland sold for $12.2 million, and we recorded a gain on sale of $6.1 million. We have not included the 2019 Real Estate Assets Sold in discontinued operations as they did not meet the definition of discontinued operations.

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

Employees

As of March 30, 2020, the Company has one full time employee and two part time employees. The Company has also engaged one full time independent contractor.

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

Item 2.  Properties.

General Physical and Economic Attributes

Pursuant to the Contribution Agreement, Pillarstone, through Pillarstone OP, acquired an investment portfolio consisting of 14 real estate assets (the "Real Estate Assets"). On December 27, 2018, Pillartsone sold the 2018 Real Estate Assets Sold and on October 8, 2019, Pillarstone sold the 2019 Real Estate Assets Sold. The forementioned sales decreased Pillarstone's investment portfolio from 14 Real Estate Assets to eight Real Estate Assets. The following table sets forth certain information relating to each of our properties owned as of December 31, 2019.

Community Name	Location	Year Built/ Renovated	GLA	Percent Occupied at 12/31/2019	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
9101 LBJ Freeway	Dallas	1985	125,874	60%	$1,341	$17.76	$17.36
Corporate Park Northwest	Houston	1981	174,359	81%	1,900	13.45	13.53
Corporate Park Woodland II	Houston	2000	14,344	100%	239	16.66	16.45
Holly Hall Industrial Park	Houston	1980	90,000	82%	651	8.82	9.13
Holly Knight	Houston	1984	20,015	95%	375	19.72	20.11
Interstate 10 Warehouse	Houston	1980	151,000	55%	393	4.73	4.61
Uptown Tower	Dallas	1982	253,981	77%	4,233	21.64	21.83
Westgate Service Center	Houston	1984	97,225	94%	762	8.34	8.06

Total / Weighted Average			926,798	75%	$9,894	$14.23	$14.25

(1)
Calculated as the tenant's actual December 31, 2019 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2019. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2019 equaled approximately $3,000 for the month ended December 31, 2019.

(2)	Calculated as annualized base rent divided by gross leasable area ("GLA") leased as of December 31, 2019. Excludes vacant space as of December 31, 2019.

(3)
Represents (i) the contractual base rent for leases in place as of December 31, 2019, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortized free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases as of December 31, 2019.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our Common Shares are quoted on the OTC Bulletin Board and on the pink sheets with the symbol "PRLE". The number of holders of record of our Common Shares was 99 as of March 27, 2020, and we estimate we have approximately 275 beneficial holders of Common Shares as of that date. As of March 27, 2020, we had 405,169 Common Shares of beneficial interest outstanding.

The following table sets forth the quarterly high and low sale prices per share of our Common Shares for the years ended December 31, 2019 and 2018 as reported on the OTC Bulletin Board. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

For the Year Ended December 31, 2019	High	Low

First Quarter	$2.80	$1.65
Second Quarter	$1.80	$1.60
Third Quarter	$1.80	$1.80
Fourth Quarter	$1.80	$1.20

For the Year Ended December 31, 2018	High	Low

First Quarter	$2.80	$2.78
Second Quarter	$2.80	$2.80
Third Quarter	$3.00	$2.80
Fourth Quarter	$3.00	$2.40

On March 27, 2020, the closing price of our Common Shares reported on the OTC Bulletin Board was $1.20 per share.

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities in 2019.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a Maryland REIT engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone OP. As of December 31, 2019, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and we fully consolidate it on our consolidated financial statements.

As of December 31, 2019, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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
On December 27, 2018, the Company sold a portfolio of three Real Estate Assets, resulting in 11 Real Estate Assets in the Company's real estate portfolio at December 31, 2018.
On October 8, 2019, Pillarstone OP, through an indirect wholly owned subsidiary, Whitestone Industrial-Office, LLC, sold a portfolio of three Real Estate Assets in Houston, Texas to an unaffiliated third party for $39.7 million in cash. Pillarstone OP used the net proceeds, after customary closing deductions, to pay off mortgage debt on several of the remaining Real Estate Assets, and repaid the remaining $5.7 million loan from Whitestone. In addition to the $5.7 million loan repayment, Whitestone received a $5.4 million cash distribution from its stake in Pillarstone OP as a result of the sale. The sale of the 2019 Real Estate Assets Sold resulted in eight Real Estate Assets remaining in the Company's real estate portfolio at December 31, 2019.
Results of Operations

The following is a discussion of our results of operations and net income for the years ended December 31, 2019 and 2018 and financial condition, including:

•	Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the year ended December 31, 2019 and 2018, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Comparison of the Year Ended December 31, 2019 and 2018

Leasing Activity

For the year ended December 31, 2019, we executed 89 leases for a total lease value of $10.0 million compared to 143 leases for a total lease value of $17.5 million for the year ended December 31, 2018.

Results of Operations

The following table provides a general comparison of our results of operations for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018
Number of properties	8	11
Aggregate GLA (sq. ft.)	926,798	1,307,930
Ending occupancy rate	75%	80%

Total revenues	$14,253	$17,180
Total operating expenses	10,208	12,036
Total other income	(14,534)	(4,891)
Provision for income taxes	280	229
Net income	18,299	9,806
Less: Non-controlling interest in subsidiary	15,232	8,490
Net income available to Common Shareholders	$3,067	$1,316

Revenues from Operations

We had total revenues for the years ended December 31, 2019 and 2018 of approximately $14,253,000 and $17,180,000, respectively, for a decrease of approximately $2,927,000, or 17%. The difference was comprised of decreases of approximately $2,082,000 in rental revenues, $55,000 in other revenues, $630,000 in expense reimbursements and approximately $160,000 in bad debt which is classified as a decrease in revenue for the twelve months ended December 31, 2019. The overall decrease was primarily due to the sale of the 2018 Real Estate Assets Sold as of December 27, 2018 and also impacted by the sale of the 2019 Real Estate Assets Sold as of October 8, 2019.

Expenses from Operations

Our operating expenses were approximately $10,208,000 for the twelve months ended December 31, 2019 compared to approximately $12,036,000 for the twelve months ended December 31, 2019, a decrease of approximately $1,828,000, or 15%, which was primarily due to the sale of the 2018 Real Estate Assets Sold as of December 27, 2018 and also impacted by the sale of the 2019 Real Estate Assets Sold as of October 8, 2019. The primary components of property expenses are detailed in the table below (in thousands):

	Year Ended December 31,
	2019	2018	Decrease	% Decrease
Operating and maintenance, excluding bad debt	$3,480	$3,674	$(194)	(5)%
Real estate taxes	2,257	2,720	(463)	(17)%
General and administrative	753	776	(23)	(3)%
Depreciation and amortization	2,901	3,566	(665)	(19)%
Management fees	817	1,008	(191)	(19)%
Bad debt	—	292	(292)	(100)%
Total property expenses	$10,208	$12,036	$(1,828)	(15)%

Gain on Sale of Properties

On December 27, 2018, we completed the sale of Dairy Ashford Business Park, Westbelt Plaza and Main Park, each located in Houston, Texas. Dairy Ashford Business Park sold for $2.1 million, and we recorded a gain on sale of $0.8 million. Westbelt Plaza sold for $5.4 million, and we recorded a gain on sale of $2.7 million. Main Park sold for $8.4 million, and we recorded a gain on sale of $4.3 million. We have not included the 2018 Real Estate Assets Sold in discontinued operations as they did not meet the definition of discontinued operations.

On October 8, 2019, we completed the sale of Corporate Park West, Corporate Park Woodland and Plaza Park, each located in Houston, Texas. Corporate Park West sold for $20.3 million, and we recorded a gain on sale of $6.9 million. Plaza Park sold for $7.3 million, and we recorded a gain on sale of $4.0 million. Corporate Park Woodland sold for $12.2 million, and we recorded a gain on sale of $6.1 million. We have not included the 2019 Real Estate Assets Sold in discontinued operations as they did not meet the definition of discontinued operations.

Provision for Federal and State Income Taxes

Our provision for income taxes was approximately $280,000 for the year ended December 31, 2019 as compared to approximately $229,000 for the year ended December 31, 2018, an increase of approximately $51,000, or 22%. The increase was primarily comprised of increased state margin tax resulting from the gains on sale of properties during the year ended December 31, 2019.

Non-Controlling Interest

Our non-controlling interest represents 81.4% of the total outstanding units of Pillarstone OP which is owned by Whitestone OP. Net income from our non-controlling interest was $15.2 million for the year ended December 31, 2019 compared to $8.5 million for the year ended December 31, 2018. The majority of the increase in net income for the non-controlling interest was primarily due to the sale of the 2019 Real Estate Assets Sold as of October 8, 2019 at a gain of $17.0 million compared to the sale of the 2018 Real Estate Assets Sold as of December 27, 2018 at a gain of $7.8 million.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2019, our unrestricted cash resources were approximately $4,624,000. We are dependent on cash generated by Pillarstone OP through Pillarstone OP's ownership of the remaining eight Real Estate Assets acquired in the Acquisition to meet our liquidity needs.

During the year ended December 31, 2019, the Company's cash balance increased by $2,614,000 from $2,010,000 at December 31, 2018 to $4,624,000 at December 31, 2019. This increase in cash was due to cash provided by operating activities of approximately $4,458,000 and investing activities of approximately $37,396,000 offset by cash used in financing activities of approximately $39,240,000.

Future Obligations

As part of the Acquisition on December 8, 2016, Pillarstone OP assumed approximately $65.9 million of liabilities related to the Real Estate Assets contributed by Whitestone OP. As the general partner of Pillarstone OP, we are ultimately liable for the repayment of the loans. Included in the $65.9 million of liabilities was $15.5 million due to Whitestone OP by December 8, 2018. As of December 31, 2018, Pillarstone repaid $17.3 million in outstanding loans, which included $9.8 million to Whitestone OP and $7.5 million to other noteholders using cash from operations and proceeds from the sale of certain Real Estate Assets. On December 27, 2018, the Company sold three Real Estate Assets in Houston, Texas to an unaffiliated third party for $15.9 million, resulting in 11 Real Estate Assets in the Company's real estate portfolio at December 31, 2018.

As of December 31, 2019, Pillarstone OP, sold the 2019 Real Estate Assets Sold in Houston, Texas to an unaffiliated third party for $39.7 million in cash, resulting in eight Real Estate Assets in the Company's real estate portfolio at December 31, 2019. Pillarstone OP used the net proceeds, after customary closing deductions, to repay mortgage debt secured by the the 2019 Real Estate Assets Sold and other Real Estate Assets, and to repay the remaining $5.7 million of its $15.5 million loan from Whitestone OP. In addition to the $5.7 million loan repayment, Whitestone received a $5.4 million cash distribution from its 81.4% ownership of Pillarstone OP as a result of the sale. We expect our remaining debt balance to be repaid from raising capital, selling assets, and/or debt refinancing. As of December 31, 2019, the Company's debt obligation is approximately $15.7 million, including convertible notes payable. See Note 10 for more details on the Company's convertible notes payable.

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

Currently, Pillarstone intends to develop strategies for the properties in order to create value for the enterprise and our shareholders. To implement the strategy to create value with the remaining eight Real Estate Assets additional capital will need to be raised.

Current Tax Status

As of December 31, 2019 and December 31, 2018, we had net deferred tax liabilities and assets of $96,000 and $199,000, respectively. As of December 31, 2018, management determined that sufficient uncertainty existed regarding the realizability of the net deferred tax asset and provided a full valuation allowance of $199,000 against the net deferred tax assets of $199,000. A valuation allowance is considered to be a significant estimate that may change in the near term.

As of December 31, 2019, the Company had no net operating loss carry-forwards available to be carried to future periods.

The income tax expense included in the consolidated statements of operations for the years ended December 31, 2019 and 2018 was comprised of the following components (in thousands):

	Twelve Months Ended December 31,
	2019	2018
Federal	$39	$141
Texas franchise tax	241	88
	$280	$229

Interest Rates and Inflation

The Company was not significantly affected by inflation during the periods presented in this report due primarily to the relatively low nationwide inflation rates and the Company having 100% of its debt with fixed rates as of December 31, 2019.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2019.

Valuation Allowance of Deferred Tax Asset.     We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. The Company had net deferred tax liabilities of $96,000 as of December 31, 2019, and, as of December 31, 2018, management determined that sufficient uncertainty existed regarding the realizability of the net deferred tax assets and provided a full valuation allowance of $199,000 against the net deferred tax assets of $199,000.

Item 8.  Financial Statements and Supplementary Data.

The required audited consolidated financial statements of the Company are included herein commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2019.

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

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 was based on the criteria for effective internal control over financial reporting described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2020 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2020 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2020 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2020 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2020 Annual Meeting of Shareholders.

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

3.2	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)
4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Employment Agreement of James C. Mastandrea (filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)
10.2	Employment Agreement of John J. Dee (filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)
10.3	Restricted Share Agreement of James C. Mastandrea (filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)
10.4	Restricted Share Agreement of John J. Dee (filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)
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
10.17
Form of Fourth Amendment to Restricted Share Agreement for Trustees dated September 29, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.18
Fourth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 29, 2011 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.19
Form of Fifth Amendment to Restricted Share Agreement for Trustees dated September 28, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.20
Fifth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.21
Form of Sixth Amendment to Restricted Share Agreement for Trustees dated September 30, 2013 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

10.22
Sixth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2013 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

10.23
Form of Seventh Amendment to Restricted Share Agreement for Trustees dated September 30, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.24
Seventh Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2014 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.25
Form of Eighth Amendment to Restricted Share Agreement for Trustees dated September 30, 2015 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference)

10.26
Eighth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference)

10.27
Contribution Agreement among Whitestone REIT Operating Partnership, L.P., Pillarstone Capital REIT Operating Partnership LP and the Company dated December 8, 2016 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.28
OP Unit Purchase Agreement among Whitestone REIT Operating Partnership, L.P., Pillarstone Capital REIT Operating Partnership LP and the Company dated December 8, 2016 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.29
Tax Protection Agreement among Whitestone REIT Operating Partnership, L.P., Pillarstone Capital REIT Operating Partnership LP and the Company dated December 8, 2016 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.30
Amended and Restated Limited Partnership Agreement of Pillarstone Capital REIT Operating Partnership LP, dated December 8, 2016 (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

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

24.1	Power of Attorney (included on the signature page hereto)
31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (2)
31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (2)
32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* The following financial information of the Registrant for the years ended December 31, 2019 and 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

(1)	Indicates a management contract or compensatory plan or arrangement

(2)	Filed or furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT
Date:	March 30, 2020	By:	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO

PILLARSTONE CAPITAL REIT
Date:	March 30, 2020	By:	/s/ John J. Dee
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

PILLARSTONE CAPITAL REIT

Signature	Title	Date

/s/ James C. Mastandrea James C. Mastandrea	Trustee, Chief Executive Officer and President	March 30, 2020
(Principal Executive Officer)

/s/ John J. Dee John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	March 30, 2020
(Principal Finance and Principal Accounting Officer)

/s/ Dennis Chookaszian Dennis Chookaszian	Trustee	March 30, 2020

/s/ Kathy M. Jassem Kathy M. Jassem	Trustee	March 30, 2020

/s/ Paul T. Lambert Paul T. Lambert	Trustee	March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Pillarstone Capital REIT:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pillarstone Capital REIT and subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
March 30, 2020.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2019	2018

ASSETS (a)
Real estate assets, at cost
Property	$55,861	$77,944
Accumulated depreciation	(5,522)	(5,281)
Total real estate assets	50,339	72,663
Cash and cash equivalents	4,624	2,010
Escrows and utility deposits	566	1,835
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,421	1,360
Receivable due from related party	184	58
Unamortized lease commissions and deferred legal cost, net	685	1,164
Prepaid expenses and other assets (1)	62	60
Total assets	$57,881	$79,150
LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$15,434	$47,064
Accounts payable and accrued expenses (2)	2,344	2,817
Payable due to related party	346	372
Convertible notes payable - related parties	198	198
Accrued interest payable	148	258
Stock redemption payable - related party	—	143
Tenants' security deposits	881	1,236
Total liabilities	19,351	52,088
Commitments and contingencies:	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2019 and December 31, 2018, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at December 31, 2019 and December 31, 2018, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at December 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	28,203	28,147
Accumulated deficit	(23,252)	(26,319)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	4,159	1,036
Noncontrolling interest in subsidiary	34,371	26,026
Total equity	38,530	27,062
Total liabilities and equity	$57,881	$79,150

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)
	December 31,
	2019	2018

(1) Operating lease right of use assets (net) (related to adoption of Topic 842)	$7	N/A
(2) Operating lease liabilities (related to adoption of Topic 842)	$7	N/A

	December 31,
	2019	2018

(a) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$55,857	$77,941
Accumulated depreciation	(5,519)	(5,281)
Total real estate assets	50,338	72,660
Cash and cash equivalents	3,331	1,872
Escrows and utility deposits	566	1,835
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,360	1,360
Receivable due from related party	184	58
Unamortized lease commissions and deferred legal costs, net	685	1,164
Prepaid expenses and other assets	35	51
Total assets	$56,499	$79,000

(b) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$15,434	$47,064
Accounts payable and accrued expenses	2,164	2,617
Payable due to related party	344	373
Accrued interest payable	67	197
Tenants' security deposits	881	1,236
Total liabilities	$18,890	$51,487

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended December 31,
	2019	2018

Revenues
Rental (1)	$14,200	$17,072
Transaction and other fees	53	108
Total revenues	14,253	17,180

Operating expenses
Depreciation and amortization	2,901	3,566
Operating and maintenance (2)	3,480	3,966
Real estate taxes	2,257	2,720
General and administrative	753	776
Management fees	817	1,008
Total operating expenses	10,208	12,036

Other expense (income)
Interest expense	2,409	2,832
Loss on disposal of assets	24	55
Gain on sale of properties	(16,967)	(7,778)
Total other income	(14,534)	(4,891)

Income before income taxes	18,579	10,035

Provision for income taxes	(280)	(229)

Net income	18,299	9,806

Less: Noncontrolling interest in subsidiary	15,232	8,490

Net income attributable to Common Shareholders	$3,067	$1,316

Earnings Per Share:
Basic income per Common Share:
Net income available to Common Shareholders	$7.57	$3.25
Diluted income per Common Share:
Net income available to Common Shareholders	$1.02	$0.44

Weighted average number of Common Shares outstanding:
Basic:	405,169	405,169
Diluted:	3,025,556	3,066,027

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
(in thousands)

	Year ended December 31,
	2019	2018
(1) Rental
Rental revenues	$12,244	$14,326
Recoveries	2,116	2,746
Bad debt	(160)	N/A
Total rental	$14,200	$17,072

(2) Bad debt included in operating and maintenance expenses prior to adoption of Topic 842	N/A	$292

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2017	$3	$2	$4	$28,147	$(27,635)	$(801)	$(280)	$18,861	$18,581

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(1,325)	(1,325)

Net income	—	—	—	—	1,316	—	1,316	8,490	9,806

Balance, December 31, 2018	3	2	4	28,147	(26,319)	(801)	1,036	26,026	27,062

Share-based compensation	—	—	—	56	—	—	56	—	56

Contributions to operating partnership	—	—	—	—	—	—	—	40	40

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(6,927)	(6,927)

Net income	—	—	—	—	3,067	—	3,067	15,232	18,299

Balance, December 31, 2019	$3	$2	$4	$28,203	$(23,252)	$(801)	$4,159	$34,371	$38,530

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018

Cash flows from operating activities:
Net income	$18,299	$9,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,901	3,566
Amortization of deferred loan costs	160	100
Gain on sale or disposal of assets and properties	(16,943)	(7,723)
Bad debt	160	292
Share-based compensation	56	—
Changes in operating assets and liabilities:
Escrows and utility deposits	1,269	353
Accrued rents and accounts receivable	(221)	(854)
Receivable due from related party	(126)	1,201
Unamortized lease commissions and deferred legal cost, net	118	(346)
Prepaid expenses and other assets	(108)	(119)
Accounts payable and accrued expenses	(583)	(599)
Payable due to related party	(26)	(587)
Stock redemption payable - related party	(143)	143
Tenants' security deposits	(355)	45
Net cash provided by operating activities	4,458	5,278

Cash flows from investing activities:
Proceeds from sale of real estate	39,123	14,881
Additions to real estate	(1,727)	(2,358)
Net cash provided by investing activities	37,396	12,523

Cash flows from financing activities:
Distributions paid to noncontrolling interest in subsidiary	(6,927)	(1,325)
Extinguishment of debt costs	(523)	(108)
Repayments of notes payable	(31,790)	(17,349)
Net cash used in financing activities	(39,240)	(18,782)

Net increase (decrease) in cash and cash equivalents	2,614	(981)
Cash and cash equivalents at beginning of period	2,010	2,991
Cash and cash equivalents at end of period	$4,624	$2,010

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,833	$2,599
Cash paid for taxes	$279	$88
Non cash investing activities:
Disposal of fully depreciated real estate	$49	$56
Additions to real estate contributed by related party	$40	$45

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2019

1.	ORGANIZATION

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company and (iii) joint venture investments. We serve as the general partner of Pillarstone Capital REIT Operating Partnership LP (the “Operating Partnership” or “Pillarstone OP”), which was formed on September 23, 2016 as a Delaware limited partnership. We currently conduct substantially all operations and activities through Pillarstone OP. As the general partner of Pillarstone OP, we have the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions.

2. BASIS OF PRESENTATION

Basis of consolidation. We have prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and generally accepted accounting principles in the United States ("U.S. GAAP"). In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of December 31, 2019 and 2018, the results of our operations for the years ended December 31, 2019 and 2018, and of our cash flows for the years ended December 31, 2019 and 2018 have been included. We also consolidate a variable interest entity ("VIE") when we are determined to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management and other contractual agreements. Consequently, the accompanying consolidated financial statements include the accounts of Pillarstone OP and a wholly-owned subsidiary that discontinued operations in 2002. See Note 4 for additional disclosure on our VIE.

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

Going concern. The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continued operations as a public company and paying liabilities in the normal course of business. The Company, through Pillarstone OP, acquired 14 real estate assets in December 2016 of which eight remain, and the Company's distributions of cash from Pillarstone OP are expected to be sufficient for the Company to continue as a going concern.

Reclassifications. We have reclassified certain prior year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity.

Notes to Consolidated Financial Statements
December 31, 2019

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting.  Pillarstone's financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of estimates.  In order to conform with U.S. GAAP, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2019 and 2018, and the reported amounts of revenues and expenses for the years ended December 31, 2019 and 2018. Actual results could differ from those estimates. Significant estimates that we use include the estimated fair value of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, and deferred taxes and the related valuation allowance for deferred taxes. Actual results could differ from those estimates.

Change in accounting estimate. The calculation of the Company's tax provision is performed using management's best judgment with the assistance of tax advisers and is re-evaluated as changes in facts and circumstances occur that may impact the application of tax laws. The Company seeks to reduce its overall tax burden and to minimize or delay cash outflows for taxes by implementing tax efficient business structures, entering into tax advantaged transactions, and seeking tax optimal transactions. During the year ended December 31, 2019, a change in facts and circumstances occurred involving the timing and amount of gains on sales of properties in relation to the timing of the Company's potential election of REIT status. This new information resulted in the change in tax strategy that is described in more detail below under Income taxes. Based on the change in tax strategy, we reversed an estimated $141,000 federal income tax liability recorded as of December 31, 2018. The impact of the change in tax strategy and the reversal of the tax liability resulted in a decrease in tax expense for the year ended December 31, 2019 of $426,000, which increased our reported net income by $426,000 or $0.14 per diluted share for the year ended December 31, 2019.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2019 and 2018 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

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

Notes to Consolidated Financial Statements
December 31, 2019

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2019.

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. With the adoption of Accounting Standards Codification ("ASC") No. 842, "Leases" ("Topic 842") effective January 1, 2019, we recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of December 31, 2019 and December 31, 2018, we had an allowance for uncollectible accounts of approximately $161,000 and $53,000, respectively. For the year ended December 31, 2019, we recorded an adjustment to rental revenue in the amount of approximately $160,000. For the year ended December 31, 2018, we recorded bad debt expense in the amount of approximately $292,000.

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

Stock-based compensation. The Company accounts for stock-based compensation in accordance with ASC No. 718, "Compensation - Stock Compensation," which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC No.718 generally requires that these transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

Income taxes. Because we have not elected to be taxed as a REIT for federal income tax purposes, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Notes to Consolidated Financial Statements
December 31, 2019

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

Embedded in the effective tax rate for the year ended December 31, 2019 are the tax effects of the Company's operating activities. For the year ended December 31, 2019, the Company's effective tax rate applied to its income before income taxes decreased in relation to the statutory tax rate as a result of a change in the treatment of the gain on certain Real Estate Asset sales described below.

On December 9, 2016, Whitestone OP contributed 14 real estate assets ("Real Estate Assets") to Pillarstone OP in exchange for operating partnership units of Pillarstone OP. The contribution of these assets in exchange for Pillarstone OP units resulted in a "built in tax gain" in the Pillarstone OP units owned by Whitestone OP. The amount of the "built in tax gain" represented the difference between the contribution amount and Whitestone OP's tax basis in the properties. On December 27, 2018, Pillarstone OP sold three of the 14 contributed Real Estate Assets, and on October 8, 2019, Pillarstone OP sold an additional three Real Estate Assets.

As a result of new information and facts obtained, and changes in circumstances that occurred in the year ended December 31, 2019, including but not limited to, new contracts entered into for property sales and the expected timing of the Company's potential REIT status election, the Company changed its tax strategy regarding the recognition of the "built in tax gain" by the Company. Under Internal Revenue Code Section 704(c), the Company adopted a method in which it allocates all tax gains from the sale of the contributed properties to Whitestone OP until the full amount of the "built in tax gain" has been depleted. The original tax position which determined the Company's accounting estimates recorded in prior periods was taken before the Company had knowledge of additional information and facts, and changes in circumstances that occurred in the year ended December 31, 2019.

The impact of these changes resulted in a decrease in tax expense for the year ended December 31, 2019 of $426,000, which increased our reported net income by $426,000 or $0.14 per diluted share for the year ended December 31, 2019.

As of December 31, 2019, we have no net operating loss carry-forwards. We had net deferred tax liabilities of $96,000 as of December 31, 2019, and, as of December 31, 2018, management determined that sufficient uncertainty existed regarding the realizability of the net deferred tax assets and provided a full valuation allowance of $199,000 against the net deferred tax assets of $199,000.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes aggregate to approximately $16.3 million and $47.2 million as compared to the book value of approximately $15.5 million and $47.3 million as of December 31, 2019 and 2018, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC No. 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Notes to Consolidated Financial Statements
December 31, 2019

Recent accounting pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance, as amended in subsequent updates, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. The standard also requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance on a modified retrospective basis beginning January 1, 2018 and it did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued an accounting standard update ("ASU") that provided the principles for the recognition, measurement, presentation, and disclosure of leases. Additional guidance and targeted improvements to the February 2016 ASU were made through the issue of supplementary ASUs in July 2018, December 2018 and March 2019.

Effective January 1, 2019, we adopted the new lease accounting guidance in Topic 842. As the lessee and lessor, we have elected the package of practical expedients permitted in Topic 842. Accordingly, we have accounted for our existing leases as operating leases under the new guidance, without reassessing (a) whether the contract contains a lease under Topic 842, (b) whether classification of the operating lease would be different in accordance with Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2018) would have met the definition of initial direct costs in Topic 842 at lease commencement. Additionally, as the lessee and lessor, we will use hindsight in determining the lease term and in assessing impairment of our right-of-use assets. As a result of the adoption of the new lease accounting guidance, as the lessee, we recognized on January 1, 2019 (a) a lease liability of approximately $21,000, which represents the present value of the remaining lease payments of approximately $22,000 discounted using our incremental borrowing rate of 4.5%, and (b) a right-of-use asset of approximately $21,000.

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

•
Apply the guidance to each lease that had commenced as of the beginning of the reporting period in which the entity first applies the lease standard with a cumulative-effect adjustment as of that date. Prior comparative periods would not be adjusted under this method.

We have elected an optional transition method that allows entities to initially apply Topic 842 at January 1, 2019, the date of adoption, and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As the lessor, we have not assessed unamortized legal costs as part of the package of practical expedients, and we will not make any adjustment to retained earnings at the date of adoption to write off unamortized legal costs. We will continue to amortize unamortized legal costs as of December 31, 2019 over the life of the respective leases. We did not have a cumulative-effect adjustment as of the adoption date. Additionally, the optional transition method does not allow us to apply the new standard (including disclosure requirements) to comparative periods presented. Those periods can continue to be presented in accordance with prior generally accepted accounting principles.

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

We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease

Notes to Consolidated Financial Statements
December 31, 2019

component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the consolidated financial statements of operations. For the year ended December 31, 2019, we had rental revenues of approximately $12,244,000, and rental reimbursements of approximately $2,116,000 compared to rental revenues of approximately $14,326,000 and rental reimbursements of approximately $2,746,000 for the year ended December 31, 2018.

We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. Each tenant is included in one of several portfolios and an allowance is calculated using the calculation methodology for the respective portfolio. With the adoption of Topic 842, we will recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.

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

In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets and clarified recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance became effective for the reporting periods beginning on or after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on a modified retrospective basis beginning January 1, 2018, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

4. VARIABLE INTEREST ENTITIES

On December 8, 2016, Pillarstone and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT, both of which are related parties to Pillarstone and Pillarstone OP. Pursuant to the terms of the Contribution Agreement, Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”) that owned 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries (the “Property”), for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately a 18.6% valued at $4.1 million as of the date of the Contribution Agreement.

Notes to Consolidated Financial Statements
December 31, 2019

In connection with the Contribution Agreement, on December 8, 2016, the Company, as the general partner of Pillarstone OP, entered into an Amended and Restated Agreement of Limited Partnership of Pillarstone OP (as amended and restated (the “Amended and Restated Agreement of Limited Partnership”). Pursuant to the Amended and Restated Agreement of Limited Partnership, subject to certain protective rights of the limited partners described below, the general partner has full, exclusive and complete responsibility and discretion in the management and control of Pillarstone OP, including the ability to cause Pillarstone OP to enter into certain major transactions including a merger of Pillarstone OP or a sale of substantially all of the assets of Pillarstone OP. The limited partners have no power to remove the general partner without the general partner's consent. In addition, pursuant to the Amended and Restated Agreement of Limited Partnership, the general partner may not conduct any business without the consent of a majority of the limited partners other than in connection with certain actions described therein. The Company is deemed to exercise significant influence over Pillarstone OP as it has the power to direct the activities that most significantly impact Pillarstone OP's economic performance and the Company's right to receive benefits based on its ownership percentage in Pillarstone OP. Accordingly, the Company accounts for Pillarstone OP as a Variable Interest Entity.

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

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheets as of December 31, 2019 and 2018 consists of the following (in thousands):

	December 31,
	2019	2018
Real estate assets, at cost
Property	$55,857	$77,941
Accumulated depreciation	(5,519)	(5,281)
Total real estate assets	50,338	72,660
Cash and cash equivalents	3,331	1,872
Escrows and utility deposits	566	1,835
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,360	1,360
Receivable due from related party (1)	184	58
Unamortized lease commissions and deferred legal costs, net	685	1,164
Prepaid expenses and other assets	35	51
Total assets	$56,499	$79,000

Notes payable	$15,434	$47,064
Accounts payable and accrued expenses	2,164	2,617
Payable due to related party	344	373
Accrued interest payable	67	197
Tenants' security deposits	881	1,236
Total liabilities	$18,890	$51,487

Notes to Consolidated Financial Statements
December 31, 2019

(1)    Excludes approximately $0.5 million and $0.3 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of December 31, 2019 and 2018.

5. REAL ESTATE

As of December 31, 2019, Pillarstone OP owned eight commercial properties in the Dallas and Houston metropolitan areas comprised of approximately 0.9 million square feet of gross leasable area.
On December 27, 2018, we completed the sale of Dairy Ashford Business Park, Westbelt Plaza and Main Park (the "2018 Real Estate Assets Sold"), each located in Houston, Texas. Dairy Ashford Business Park sold for $2.1 million, and we recorded a gain on sale of $0.8 million. Westbelt Plaza sold for $5.4 million, and we recorded a gain on sale of $2.7 million. Main Park sold for $8.4 million, and we recorded a gain on sale of $4.3 million. We have not included the 2018 Real Estate Assets Sold in discontinued operations as they did not meet the definition of discontinued operations.
On October 8, 2019, we completed the sale of Corporate Park West, Corporate Park Woodland and Plaza Park (the "2019 Real Estate Assets Sold" and together with the 2018 Real Estate Assets Sold, the "Real Estate Assets Sold"), each located in Houston, Texas. Corporate Park West sold for $20.3 million, and we recorded a gain on sale of $6.9 million. Plaza Park sold for $7.3 million, and we recorded a gain on sale of $4.0 million. Corporate Park Woodland sold for $12.2 million, and we recorded a gain on sale of $6.1 million. We have not included the 2019 Real Estate Assets Sold in discontinued operations as they did not meet the definition of discontinued operations.

6. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2019	2018
Tenant receivables	$271	$252
Accrued rents and other recoveries	1,311	1,161
Allowance for doubtful accounts	(161)	(53)
Total	$1,421	$1,360

7. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COSTS, NET

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2019	2018
Leasing commissions	$1,377	$1,780
Deferred legal costs	18	34
Total cost	1,395	1,814
Less: leasing commissions accumulated amortization	(698)	(636)
Less: deferred legal costs accumulated amortization	(12)	(14)
Total cost, net of accumulated amortization	$685	$1,164

Notes to Consolidated Financial Statements
December 31, 2019

A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Legal Costs	Total
2020	$226	$3	$229
2021	170	1	171
2022	120	1	121
2023	80	1	81
2024	52	—	52
Thereafter	31	—	31
Total	$679	$6	$685

8. LEASES

Effective January 1, 2019, we adopted the new lease accounting guidance in Topic 842. As the lessee and lessor, we have elected the package of practical expedients in Topic 842. See Note 3 for additional disclosure on Topic 842.

As a Lessor. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Percentage rents, if applicable, are recognized as rental income when the tenants' sales exceed specified amounts in our leases.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and nonlease components in lease contracts, which includes combining base rent, recoveries, and percentage rents into a single line item, Rental, within the consolidated statements of operations.

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of December 31, 2019 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents (1)
2020	$7,958
2021	5,411
2022	3,787
2023	2,671
2024	1,712
Thereafter	1,631
Total	$23,170

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

Notes to Consolidated Financial Statements
December 31, 2019

Prior to the adoption of Topic 842, we leased the majority of our properties under noncancelable operating leases, which provide for minimum base rents plus, in some instances, contingent rents based upon a percentage of the tenants' sales. A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements and contingent rents) under noncancelable operating leases in existence as of December 31, 2018 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2019	$11,140
2020	8,924
2021	6,350
2022	4,111
2023	2,802
Thereafter	12,190
Total	$45,517

As a Lessee. On February 1, 2017, Pillarstone signed a lease with Whitestone for the premises located at 2600 S. Gessner Road, Suite 555 Houston, Texas 77063. The lease term is three years and five months. The rentable area of the premises is approximately 678 square feet. Total rent expense for the year ended December 31, 2019 was approximately $11,785 compared to $14,200 for the year ended December 31, 2018. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% at December 31, 2019. The remaining lease term for our operating lease is six months as of December 31, 2019.

The following table summarizes the fixed, future minimum rental payment, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liability for our operating lease in which we are the lessee as of December 31, 2019 (in thousands):

Year Ended December 31,	Minimum Future Rents
2020	$7
Total undiscounted rental payments	7
Total lease liabilities (1)	$7

(1) Imputed interest is immaterial and therefore not disclosed in the above table.

The following table summarizes the fixed, future minimum rental payments for our operating lease in which we are the lessee as of December 31, 2018 (in thousands):

Year Ended December 31,	Minimum Future Rents
2019	$15
2020	7
Total	$22

Notes to Consolidated Financial Statements
December 31, 2019

9. DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2019	2018
Fixed rate notes
$37.0 million 3.76% Note, due December 1, 2020	$—	$25,863
$16.5 million 4.97% Note, due September 26, 2023	15,539	15,805
Floating rate notes
Related party note, LIBOR plus 1.40% to 1.90%, due December 31, 2019	—	5,661
Total notes payable principal	15,539	47,329
Less deferred financing costs, net of accumulated amortization	(105)	(265)
Total notes payable	$15,434	$47,064

Our mortgage debt was collateralized by one operating property as of December 31, 2019 and seven properties as of December 31, 2018 with a combined net book value of $22.3 million and $55.8 million, respectively. Our loans contain restrictions that would require prepayment penalties for the acceleration of outstanding debt and are secured by a deed of trust on our properties and the assignment of certain rents and leases associated with those properties. Certain of our other loans are also subject to customary covenants. As of December 31, 2019, we were in compliance with all loan covenants.

Scheduled maturities of notes payable as of December 31, 2019 were as follows, (in thousands):

Year	Amount Due
2020	$275
2021	294
2022	311
2023	14,659
Total	$15,539

Notes to Consolidated Financial Statements
December 31, 2019

10. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. In 2019, the Pillarstone board of trustees approved an extension of the maturity date to November 20, 2021. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. Accrued interest on these related party convertible notes was approximately $81,000 as of December 31, 2019 compared with approximately $62,000 as of December 31, 2018.

11. SHAREHOLDERS' EQUITY

Operating partnership units. Substantially all of our business is conducted through Pillarstone OP and we are the sole general partner. As of December 31, 2019, we owned an 18.6% interest in Pillarstone OP. At any time on or after six months following the date of the initial issuance thereof, limited partners in Pillarstone OP holding OP Units have the right to convert their OP Units for cash, or at our option, Common Shares of Pillarstone. As of December 31, 2019, there were 16,688,167 OP Units outstanding.

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
In conjunction with a one-time incentive exchange offer for Class A Preferred shareholders, Messrs. Mastandrea and Dee exchanged 534,668 of these restricted Class A Preferred Shares into 163,116 restricted Common Shares. The restrictions described above are also applicable to their Common Shares. The remaining 161,410 restricted Class A Preferred Shares held by Messrs. Mastandrea and Dee can each be converted into 0.305 restricted Common Shares. The market value of 161,410 restricted Class A Preferred Shares and 163,116 restricted Common Shares is approximately $255,000 at December 31, 2019 and there is limited trading volume of the Common Shares on OTC Bulletin Board.

Notes to Consolidated Financial Statements
December 31, 2019

The number of Common Shares and the conversion factor have been revised to reflect the 1-for-75 reverse split of the Common Shares that occurred in July 2006.

During 2019 and 2018, no Class A Preferred Shares were converted into Common Shares.

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
Each of the trustees of Pillarstone, who were members of the board of trustees in September 2006, signed a restricted share agreement with Pillarstone, dated September 29, 2006, to receive a total of 12,500 restricted Class C Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Preferred Shares were to be removed upon the latest to occur of a public offering by Pillarstone sufficient to liquidate the Class C Preferred Shares, an exchange of Pillarstone's existing shares for new shares, or September 29, 2008. These shares were fully amortized by the original date in 2008. On October 22, 2018 Daryl Carter, one of the trustees, forfeited his Class C Preferred Shares as a result of his resignation from our board of trustees.
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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted Common Shares for the years ended December 31, 2019 and 2018:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2017	168,449	$11.44
Vested	—	—
Unvested at December 31, 2018	168,449	$11.44
Vested	—	—
Unvested at December 31, 2019	168,449	$11.44

In the above table, 163,116 restricted shares vest upon meeting performance goals as discussed under “Preferred Shares.” Since the grant date, we have determined that meeting these performance goals is not probable, and no compensation

Notes to Consolidated Financial Statements
December 31, 2019

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
Options. On November 16, 1998, we adopted the 1998 Share Option Plan. In 2004 the board of trustees unanimously recommended and the shareholders approved amendments to our 1998 Share Option Plan to increase the number of shares available for grant from 42,222 to 46,666 and to conform with then current tax regulations (“2004 Plan”). The 2004 Plan expired in 2014; the one outstanding grant of 667 options remains effective until 90 days after the term ends of the individual trustee. As of December 31, 2019 and 2018, there was no remaining unrecognized cost related to stock options.

The following table summarizes the activity for outstanding stock options:

Options Outstanding
Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Shares	Price	(in years)	Intrinsic Value (1)

Balance at December 31, 2017	667	$33.75	1.25	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	—	$—
Balance at December 31, 2018	667	$33.75	1.25	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	—	—
Balance at December 31, 2019	667	$33.75	1.25	$—
Vested and exercisable as of December 31, 2019	—	$—	—	$—

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2019. Because the weighted average exercise price exceeds fair market value at December 31, 2019, there is no aggregate intrinsic value for the options.

Notes to Consolidated Financial Statements
December 31, 2019

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

As of December 31, 2019, the maximum number of Common Shares or OP Units available to be granted is 2,248,507. During the twelve months ended December 31, 2019, the following shares were granted:

Description	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2019	—	$—
Granted	90,062	2.18
Non-vested at December 31, 2019	90,062	$2.18
Available for grant at December 31, 2019	2,248,507

(1) The fair value of the shares granted were determined based on the share activity from the date of the three property sales on December 27, 2018 until the grant date July 1, 2019.

As of December 31, 2019, per the Award, the Company has determined that the time-based shares and the majority of the performance-based shares will vest by July 1, 2022. Time-based shares granted during the twelve months ended December 31, 2019 are amortized over their respective amortization periods. Performance-based shares granted during the twelve months ended December 31, 2019, with the exception of one of the performance based awards, that will be amortized over one year, will be amortized for three years. Performance-based shares that have not been achieved as of July 1, 2022 will be forfeited to the Company.

The total value of the time-based and performance-based shares granted on July 1, 2019 is approximately $196,000. As of December 31, 2019, amortization expense for the time-based and performance-based shares is approximately $30,000 and $26,000, respectively.

Notes to Consolidated Financial Statements
December 31, 2019

The Company recognized approximately $56,000 in stock-based compensation expense during the year ended December 31, 2019 and did not recognize any stock-based compensation expense during the year ended December 31, 2018.

13. EARNINGS PER SHARE

The Company applies the guidance of ASC No. 260, "Earnings Per Share," for all periods presented herein. Net earnings per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of earnings per Common Share calculations for the years ended December 31, 2019 and 2018.

For the years ended December 31, 2019 and 2018, Class A Preferred Shares and Class C Preferred Shares were included in net income per weighted average Common Share outstanding-diluted. During the years ended December 31, 2019 and 2018, the Company had $197,780 of convertible notes payable as discussed in Note 10. The convertible notes payable were included in the computation of diluted earnings per share in 2019 and 2018.

	For the year ended December 31,
(in thousands, except share and per share data)	2019	2018

Numerator:
Net income available to common shareholders	$3,067	$1,316
Dilutive effect of interest from convertible notes payable	20	20
Net income available to common shareholders with assumed conversion	$3,087	$1,336

Denominator:
Weighted average number of common shares - basic	405,169	405,169
Effect of dilutive securities:
Dilutive effect of restricted common shares	45,031	—
Assumed conversion of Preferred A Shares	53,610	53,610
Assumed conversion of Preferred C Shares	2,319,440	2,419,782
Assumed conversion of convertible notes payable	202,306	187,466
Weighted average number of common shares - dilutive	3,025,556	3,066,027

Earnings Per Share:
Basic income per Common Share:
Net income available to Common Shareholders	$7.57	$3.25
Diluted income per Common Share:
Net income available to Common Shareholders	$1.02	$0.44

14. DIVIDENDS AND DISTRIBUTIONS

No cash distributions were declared during 2019 and 2018 with respect to common or preferred shares.

15. INCOME TAXES

The Company follows the provisions of ASC Topic 740 which provides for recognition of deferred tax assets and liabilities for deductible temporary timing differences, net of a valuation allowance for any asset for which it is more-likely-than-not will not be realized in the Company’s tax return.

Notes to Consolidated Financial Statements
December 31, 2019

Income tax provisions were $280,000 and $229,000 for the years ended December 31, 2019 and 2018, respectively.

The income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2019 and 2018 was comprised of the following components (in thousands):

	For the year ended December 31,
	2019	2018
Federal:
Current	$(57)	$141
Deferred	295	291
Change in valuation allowance	(199)	(291)
	$39	$141

State:
Current	$241	$88
	$241	$88

Total tax expense	$280	$229

The items accounting for the difference between income taxes computed at the Federal statutory rate and our effective rate were as follows:

	For the year ended December 31,
	2019	2018
Federal statutory rate	21%	21%
Effect of:
Noncontrolling interest	(17)%	(18)%
State income tax benefit, net of Federal tax effect	1%	1%
Change in deferred valuations	(2)%	1%
Change in valuation allowance	(1)%	(3)%
Effective rate	2%	2%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets and (liabilities):
Depreciation and amortization	$(121)	$180
Acquisition and organizational costs	61	67
Accruals and others	(36)	(48)
Total deferred tax assets and (liabilities)	(96)	199
Valuation allowance	—	(199)
Deferred tax liabilities net of valuation allowance	$(96)	$—

Notes to Consolidated Financial Statements
December 31, 2019

The Company had deferred tax liabilities of $96,000 as of December 31, 2019, and deferred tax assets of $199,000 as of December 31, 2018. As of December 31, 2018, management determined that sufficient uncertainty existed regarding the realizability of the net deferred tax assets and provided a full valuation allowance of $199,000 against the net deferred tax assets of $199,000. Realization of deferred tax assets is dependent upon generation of sufficient future taxable income and the effects of other loss utilization provisions.

As of December 31, 2019, the Company had no net operating loss carry-forwards available to be carried to future periods.

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

In connection with the Contribution Agreement, on December 8, 2016, the Company and Pillarstone OP entered into a Tax Protection Agreement (the “Tax Protection Agreement”) with Whitestone OP pursuant to which Pillarstone OP agreed to indemnify Whitestone OP for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Property or if Pillarstone OP fails to maintain and allocate to Whitestone OP for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and Whitestone incurs taxes that must be paid to maintain its REIT status for federal tax purposes. In December 2018, Pillarstone OP sold three properties, which did not create additional tax liabilities for Whitestone OP. Pillarstone OP also sold three additional properties during 2019 which did not create additional tax liabilities for Whitestone OP.

During the ordinary course of business, we have transactions with Whitestone OP that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses.

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

Notes to Consolidated Financial Statements
December 31, 2019

The following table presents the revenue and expenses with Whitestone included in our consolidated statements of operations for the years ended December 31, 2019 and 2018 (in thousands):

		For the year ended December 31,
	Location of Revenue (Expense)	2019	2018
Rent	Rental	$703	$779
Property management fees	Management fees	(626)	(743)
Asset management fees	Management fees	(191)	(265)
Rent expense	Office expenses	(12)	(14)
Interest expense	Interest expense	(171)	(582)

Receivables due from and payables due to related parties consisted of the following as of December 31, 2019 and 2018 (in thousands):

		December 31,
	Location of Receivable (Payable)	2019	2018
Tenant receivables and other receivables	Accrued rents and accounts receivable	$184	$58
Accrued interest due to related party	Accrued interest payable	(81)	(112)
Other payables due to related party	Payable due to related party	(346)	(372)

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

Notes to Consolidated Financial Statements
December 31, 2019

19. SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus ("COVID-19") was reported to have surfaced in China. The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern" and characterized COVID-19 as a pandemic. The U.S. government has also implemented enhanced screenings, quarantine requirements and travel restrictions in connection with the COVID-19 outbreak. The spread of this virus has caused business disruption to the Company beginning in 2020, because businesses in the United States were concerned about the impact of COVID-19 on their operations. Recently, local governments in Texas, where our properties are located, have mandated a stay in place order, closed non-essential businesses until early April 2020, and closed other types of service businesses, such as bars and restaurants, though they can continue to provide take out and drive through services. While the Company expects this matter to negatively impact its results, the extent of the impact of the COVID-19 on the Company's operational and financial performance will depend on future developments, including the duration and spread of the outbreak, additional government restrictions and the impact of the COVID-19 on overall demand for the Company's spaces, all of which are highly uncertain and cannot be predicted. Management has evaluated subsequent events through March 30, 2020, the date the consolidated financial statements were available to be issued and has determined that there are no other subsequent events to be reported.

PILLARSTONE CAPITAL REIT
Schedule II - Valuation and Qualifying Accounts
December 31, 2019

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Revenue/	from	End of
Description	of Year	Expense	Reserves	Year
Deferred tax asset allowance:
Year ended December 31, 2019	$199	$(199)	$—	$—
Year ended December 31, 2018	490	(291)	—	199
Year ended December 31, 2017	867	(377)	—	490

Allowance for doubtful accounts:
Year ended December 31, 2019	$53	$160	$(52)	$161
Year ended December 31, 2018	539	292	(778)	53
Year ended December 31, 2017	125	412	2	539

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total

Pillarstone OP Properties:
9101 LBJ Freeway	$3,590	$2,811	$179	$—	$3,590	$2,990	$6,580
Corporate Park Northwest	1,326	5,009	617	—	1,326	5,626	6,952
Corporate Park Woodland II	2,730	24	42	—	2,730	66	2,796
Holly Hall Industrial Park	2,730	1,768	58	—	2,730	1,826	4,556
Holly Knight	807	1,231	169	—	807	1,400	2,207
Interstate 10 Warehouse	2,915	765	137	—	2,915	902	3,817
Uptown Tower	7,304	15,493	2,237	—	7,304	17,730	25,034
Westgate Service Center	937	2,502	480	—	937	2,982	3,919
Total - Pillarstone OP Properties	$22,339	$29,603	$3,919	$—	$22,339	$33,522	$55,861

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019

		Accumulated Depreciation	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Acquired	Life
Pillarstone OP Properties:
9101 LBJ Freeway		$513	12/8/2016	5-39 years
Corporate Park Northwest		1,182	12/8/2016	5-39 years
Corporate Park Woodland II		24	12/8/2016	5-39 years
Holly Hall Industrial Park		236	12/8/2016	5-39 years
Holly Knight		174	12/8/2016	5-39 years
Interstate 10 Warehouse		164	12/8/2016	5-39 years
Uptown Tower	(3)	2,713	12/8/2016	5-39 years
Westgate Service Center		516	12/8/2016	5-39 years
Total - Pillarstone OP Properties		$5,522

(1)	Reconciliations of total real estate carrying value for the years ended December 31, 2019 and 2018 follows, (in thousands):

	For the year ended December 31,
	2019	2018
Balance at beginning of period	$77,941	$83,144
Additions - improvements	1,767	2,399
Deductions - cost of real estate sold or retired	(23,847)	(7,602)
Balance at close of period	$55,861	$77,941

(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes is $55,055 .

(3)	This property secures a $15.5 million mortgage note.