Form 10-Q
period 2020-03-31
PILLARSTONE CAPITAL REIT
filed 2020-05-15
CIK 928953

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Yes [ ]      No [X]

The Registrant had 405,169 Common Shares, par value $0.01 per share, outstanding as of May 15, 2020.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS (a)
Real estate assets, at cost
Property	$56,026	$55,861
Accumulated depreciation	(5,894)	(5,522)
Total real estate assets	50,132	50,339
Cash and cash equivalents	4,163	4,624
Escrows and utility deposits	810	566
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,440	1,421
Receivable due from related party	421	184
Unamortized lease commissions and deferred legal cost, net	635	685
Prepaid expenses and other assets (1)	223	62
Total assets	$57,824	$57,881

LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$15,372	$15,434
Accounts payable and accrued expenses (2)	1,650	2,344
Payable due to related party	856	346
Convertible notes payable - related parties	198	198
Accrued interest payable	148	148
Tenants' security deposits	898	881
Total liabilities	19,122	19,351
Commitments and contingencies:	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at March 31, 2020 and December 31, 2019, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at March 31, 2020 and December 31, 2019, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at March 31, 2020 and December 31, 2019	4	4
Additional paid-in capital	28,216	28,203
Accumulated deficit	(23,311)	(23,252)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	4,113	4,159
Noncontrolling interest in subsidiary	34,589	34,371
Total equity	38,702	38,530
Total liabilities and equity	$57,824	$57,881

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	March 31, 2020	December 31, 2019
	(unaudited)
(1) Operating lease right of use assets (net) (related to adoption of Topic 842)	$4	$7
(2) Operating lease liabilities (related to adoption of Topic 842)	$4	$7

	March 31, 2020	December 31, 2019
	(unaudited)
(a) Assets of condensed consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$56,022	$55,857
Accumulated depreciation	(5,891)	(5,519)
Total real estate assets	50,131	50,338
Cash and cash equivalents	2,993	3,331
Escrows and utility deposits	810	566
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,361	1,360
Receivable due from related party	421	184
Unamortized lease commissions and deferred legal cost, net	635	685
Prepaid expenses and other assets	206	35
Total assets	$56,557	$56,499

(b) Liabilities of condensed consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$15,372	$15,434
Accounts payable and accrued expenses	1,496	2,164
Payable due to related party	853	344
Accrued interest payable	62	67
Tenants' security deposits	898	881
Total liabilities	$18,681	$18,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019

Revenues
Rental (1)	$2,569	$3,842
Transaction and other fees	17	14
Total revenues	2,586	3,856

Operating expenses
Depreciation and amortization	551	763
Operating and maintenance	825	834
Real estate taxes	417	650
General and administrative	223	187
Management fees	148	212
Total operating expenses	2,164	2,646

Other expenses
Interest expense	196	525
Loss on disposal of assets	65	4
Total other expenses	261	529

Income before income taxes	161	681

Provision for income taxes	(2)	(67)

Net income	159	614

Less: Noncontrolling interest in subsidiary	218	568

Net income (loss) attributable to Common Shareholders	$(59)	$46

Earnings (Loss) Per Share:
Basic income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$(0.15)	$0.11
Diluted income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$(0.15)	$0.02

Weighted average number of Common Shares outstanding:
Basic:	405,169	405,169
Diluted:	405,169	2,778,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
(1) Rental
Rental revenues	$2,337	$3,265
Recoveries	280	637
Bad debt	(48)	(60)
Total rental	$2,569	$3,842

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(unaudited)
(in thousands)
	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	$3	$2	$4	$28,203	$(23,252)	$(801)	$4,159	$34,371	$38,530

Share-based compensation	—	—	—	13	—	—	13	—	13

Net income	—	—	—	—	(59)	—	(59)	218	159

Balance, March 31, 2020	$3	$2	$4	$28,216	$(23,311)	$(801)	$4,113	$34,589	$38,702

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	$3	$2	$4	$28,147	$(26,319)	$(801)	$1,036	$26,026	$27,062

Contributions to operating partnership	—	—	—	—	—	—	—	40	40

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(302)	(302)

Net income	—	—	—	—	46	—	46	568	614

Balance, March 31, 2019	$3	$2	$4	$28,147	$(26,273)	$(801)	$1,082	$26,332	$27,414

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net income	$159	$614
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	551	763
Amortization of deferred loan costs	7	25
Loss on disposal of assets	65	4
Bad debt	48	60
Share-based compensation	13	—
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(67)	(346)
Receivable due from related party	(237)	(146)
Escrows and utility deposits	(244)	1,096
Unamortized lease commissions and deferred legal cost	(38)	(73)
Prepaid expenses and other assets	(162)	(173)
Accounts payable and accrued expenses	(694)	(908)
Payable due to related party	510	473
Stock redemption payable - related party	—	(143)
Tenants' security deposits	17	63
Net cash provided by (used in) operating activities	(72)	1,309

Cash flows from investing activities:
Additions to real estate	(320)	(451)
Net cash used in investing activities	(320)	(451)

Cash flows from financing activities:
Distributions paid to noncontrolling interest in subsidiary	—	(302)
Repayments of notes payable	(69)	(286)
Net cash used in financing activities	(69)	(588)

Net change in cash and cash equivalents	(461)	270
Cash and cash equivalents at beginning of period	4,624	2,010
Cash and cash equivalents at end of period	$4,163	$2,280

Supplemental disclosure of cash flow information:
Cash paid for interest	$196	$436
Non cash investing activities:
Disposal of fully depreciated real estate	$22	$5
Additions to real estate contributed by related party	$—	$40

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting.  Pillarstone Capital REIT's (the “Company,” “Pillarstone,” “we,” “our,” or “us”) financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of estimates.  In order to conform with U.S. GAAP, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2020 and December 31, 2019, and the reported amounts of revenues and expenses for the three months ended March 31, 2020 and 2019. Actual results could differ from those estimates. In particular, the COVID-19 pandemic has adversly impacted and is likely to further adversely impact the Company's business and markets, including the Company's operations and the operations of its tenants. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, reserves and allowances, fair value measurements, and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the durations and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of March 31, 2020 and December 31, 2019 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2020.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, and the impact of the outbreak of the novel strain of coronavirus (COVID-19) on tenants’ businesses. With the adoption of Accounting Standards Codification ("ASC") No. 842, "Leases" ("Topic 842") effective January 1, 2019, we recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of March 31, 2020 and December 31, 2019, we had an allowance for uncollectible accounts of approximately $203,000 and $161,000, respectively. For the three months ended March 31, 2020 and 2019, we recorded an adjustment to rental revenue in the amount of approximately $48,000 and $60,000, respectively.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2020, we had a net operating loss carry-forward of $89,000, and as of March 31, 2020 and December 31, 2019, we had net deferred tax liabilities of $102,000 and $96,000, respectively.

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

Recent accounting pronouncements. In April 2020, FASB issued guidance on the application of Topic 842, relating to concessions being made by lessors in response to the COVID-19 pandemic. The guidance notes that it would be acceptable for entities to make an election to account for lease concessions relating to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed, even if such enforceable rights and obligations are not explicitly contained in the lease contract. Thus, for concessions relating to COVID-19, an entity would not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract, and would have the option to apply, or not to apply, the general lease modification guidance in Topic 842 as it stands. We have elected this option to account for lease concessions relating to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed. Therefore, such concessions are not accounted for as a lease modification under Topic 842.

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

We have elected an optional transition method that allows entities to initially apply Topic 842 at January 1, 2019, the date of adoption, and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As the lessor, we have not assessed unamortized legal costs as part of the package of practical expedients, and we will not make any adjustment to retained earnings at the date of adoption to write off unamortized legal costs. We continued to amortize unamortized legal costs as of December 31, 2018 over the life of the respective leases. We did not have a cumulative-effect adjustment as of the adoption date. Additionally, the optional transition method does not allow us to apply the new standard (including disclosure requirements) to comparative periods presented. Those periods can continue to be presented in accordance with prior generally accepted accounting principles.

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

We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the consolidated financial statements of operations. For the three months ended March 31, 2020, we had rental revenues of approximately $2,337,000, and rental reimbursements of approximately $280,000 compared to rental revenues of approximately $3,265,000 and rental reimbursements of approximately $637,000 for the three months ended March 31, 2019.

We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants' businesses and financial condition. Each tenant is included in one of several portfolios and an allowance is calculated using the calculation methodology for the respective portfolio. With the adoption of Topic 842, we recognize an adjustment to rental revenue if we deem it not probable that the receivable will be collected. Tenant portfolios will be converted to cash basis if collectability is of great concern. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.

2. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2020	December 31, 2019
Tenant receivables	$367	$271
Accrued rents and other recoveries	1,276	1,311
Allowance for doubtful accounts	(203)	(161)
Total	$1,440	$1,421

3. LEASES

Effective January 1, 2019, we adopted the new accounting guidance in Topic 842. As the lessee and lessor, we have elected the package of practical expedients in Topic 842. See Note 1 for additional disclosure on Topic 842.

As a Lessor. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Percentage rents, if applicable, are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and nonlease components in lease contracts, which includes combining base rent, recoveries, and percentage rents into a single line item, Rental, within the condensed consolidated statements of operations.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842 under noncancelable operating leases in existence as of March 31, 2020 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2020 (remaining)	$5,957
2021	5,919
2022	3,964
2023	2,676
2024	1,663
Thereafter	1,489
Total	$21,668

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. On February 1, 2017, Pillarstone signed a lease with Whitestone for the premises located at 2600 S. Gessner Road, Suite 555 Houston, Texas 77063. The lease term is three years and five months. The rentable area of the premises is approximately 678 square feet. Total rent expense for the three months ended March 31, 2020 was $6,175 compared to $3,573 for the three months ended March 31, 2019. The weighted average incremental borrowing rate was 4.5% at March 31, 2020. The remaining lease term for our operating lease is three months as of March 31, 2020.

The following table summarizes the fixed, future minimum rental payment, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liability for our operating lease in which we are the lessee as of March 31, 2020 (in thousands):

Years Ended December 31,	Minimum Future Rents
2020 (remaining)	$4
Total undiscounted rental payments	4
Total lease liabilities (2)	$4

(2) Imputed interest is immaterial and therefore not disclosed in the above table

4. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COST, NET

Costs which have been deferred consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Leasing commissions	$1,353	$1,377
Deferred legal cost	16	18
Total cost	1,369	1,395
Less: leasing commissions accumulated amortization	(722)	(698)
Less: deferred legal cost accumulated amortization	(12)	(12)
Total cost, net of accumulated amortization	$635	$685

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 consists of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Real estate assets, at cost
Property	$56,022	$55,857
Accumulated depreciation	(5,891)	(5,519)
Total real estate assets	50,131	50,338
Cash and cash equivalents	2,993	3,331
Escrows and utility deposits	810	566
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,361	1,360
Receivable due from related party (1)	421	184
Unamortized lease commissions and deferred legal cost, net	635	685
Prepaid expenses and other assets	206	35
Total assets	$56,557	$56,499

Liabilities
Notes payable	$15,372	$15,434
Accounts payable and accrued expenses	1,496	2,164
Payable due to related party	853	344
Accrued interest payable	62	67
Tenants' security deposits	898	881
Total liabilities	$18,681	$18,890

(1)	Excludes approximately $0.5 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of March 31, 2020 and approximately $0.3 million as of December 31, 2019.

6. REAL ESTATE

As of March 31, 2020, Pillarstone OP owned eight Real Estate Assets in the Dallas and Houston areas comprised of approximately 0.9 million square feet of gross leasable area.

On October 8, 2019, we completed the sale of Corporate Park West for $20.3 million, Corporate Park Woodland for $7.3 million and Plaza Park for $12.2 million (collectively, the "2019 Real Estate Assets Sold"), each located in Houston, Texas, and we reported a gain on sale of $6.9 million, $4.0 million, and $6.1 million, respectively. We have not included the 2019 Real Estate Assets Sold in discontinued operations as they did not meet the definition of discontinued operations.

7. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	March 31, 2020	December 31, 2019
Fixed rate notes
$16.5 million 4.97% Note, due September 26, 2023	$15,470	$15,539
Total notes payable principal	15,470	15,539
Less deferred financing costs, net of accumulated amortization	(98)	(105)
Total notes payable	$15,372	$15,434

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Our mortgage debt was collateralized by one operating property as of March 31, 2020 and December 31, 2019 with a net book value of $22.3 million. Our loan contains restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and is secured by a deed of trust on our property and the assignment of certain rents and leases associated with the property. Our loan is subject to customary covenants. As of March 31, 2020, we were in compliance with all loan covenants.

Scheduled maturities of notes payable as of March 31, 2020 were as follows (in thousands):

Year	Amount Due
2020 (remaining)	$206
2021	294
2022	311
2023	14,659
Total	$15,470

8. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. In 2019, our board of trustees approved an extension of the maturity date to November 20, 2021. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. Accrued interest on these related party convertible notes was approximately $86,000 as of March 31, 2020 compared with approximately $81,000 as of December 31, 2019.

9. EARNINGS (LOSS) PER SHARE

The Company applies the guidance of ASC 260, "Earnings Per Share," for all periods presented herein. Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of earnings per Common Share calculations for the three month periods ended March 31, 2020 and 2019.

For the three month period ended March 31, 2020, Class A Cumulative Preferred Shares ("Preferred A Shares") and Class C Convertible Preferred Shares ("Preferred C Shares") were not included in net loss per weighted average number of Common Shares - dilutive, but were included for the three month period ended March 31, 2019. For the three month period ended March 31, 2020, 2,373,050 common share equivalents represented by Preferred Class A and C shares and 90,062 restricted common shares were not included in the computation of diluted loss per share because the effect of conversion would be anti-dilutive. During the three month periods ended March 31, 2020 and 2019, the Company had $197,780 of convertible notes payable as discussed in Note 8. The convertible notes payable weighted average shares of 213,488 and 196,756 were not included in the computation of diluted loss per share for the three months ended March 31, 2020 and 2019, respectively, because the effect of the conversion would be anti-dilutive.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$(59)	$46

Denominator:
Weighted average number of common shares - basic	405,169	405,169
Effect of dilutive securities:
Assumed conversion of Preferred A Shares	—	53,610
Assumed conversion of Preferred C Shares	—	2,319,440
Weighted average number of common shares - dilutive	405,169	2,778,219

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$(0.15)	$0.11
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$(0.15)	$0.02

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

Pursuant to the Contribution Agreement, the Company agreed to file with the Securities and Exchange Commission (the "SEC") on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act of 1933, as amended, the issuance of the common shares in the Company that may be issued upon redemption of the OP Units issued pursuant to the Contribution Agreement and the offer and resale of such common shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. Pillarstone and Whitestone agreed to extend the filing of the shelf registration statement to the date that the Company closes a public equity offering.

In connection with the Contribution Agreement, on December 8, 2016, the Company and Pillarstone OP entered into a Tax Protection Agreement (the “Tax Protection Agreement”) with Whitestone OP pursuant to which Pillarstone OP agreed to indemnify Whitestone OP for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Property or if Pillarstone OP fails to maintain and allocate to Whitestone OP for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and Whitestone incurs taxes that must be paid to maintain its REIT status for federal tax purposes. In December 2018, Pillarstone OP sold three of the Real Estate Assets, which did not create additional tax liabilities for Whitestone OP. In addition, the sale of the 2019 Real Estate Assets Sold in 2019 did not create additional tax liabilities for Whitestone OP.

During the ordinary course of business, we have transactions with Whitestone that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses.

In connection with the Contribution Agreement, on December 8, 2016, the Company entered into a Management Agreement (collectively, the “Management Agreements”) with Whitestone TRS, Inc., a subsidiary of Whitestone (“Whitestone

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

TRS"). Pursuant to the Management Agreements with respect to each property, other than Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such properties in exchange for (1) a monthly property management fee equal to 5.0% of the monthly revenues of each property and (2) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services in exchange for (1) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (2) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

The following table presents the revenue and expenses with Whitestone included in our condensed consolidated statement of operations for the three months ended March 31, 2020 and 2019 (in thousands):

		Three Months Ended March 31,
	Location of Revenue (Expense)	2020	2019
Rent	Rental	$261	$130
Property management fees	Management fees	(111)	(167)
Asset management fees	Management fees	(37)	(45)
Rent expense	Office expenses	(6)	(4)
Interest expense	Interest expense	—	(56)

Receivables due from and payables due to related parties consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	Location of Receivable (Payable)	March 31, 2020	December 31, 2019
Tenant receivables and other receivables	Accrued rents and accounts receivable	$421	$184
Accrued interest due to related party	Accrued interest payable	(86)	(81)
Other payables due to related party	Payable due to related party	(856)	(346)

11. INCENTIVE EQUITY PLAN

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

The Management, Organization and Compensation Committee (the “Committee”) administers the 2016 Plan, except with respect to awards to non-employee trustees, for which the 2016 Plan is administered by the board of trustees. Subject to the terms of the 2016 Plan, the Committee is authorized to select participants, determine the type and number of awards to be granted, determine and later amend (subject to certain limitations) the terms and conditions of any award, interpret and specify the rules and regulations relating to the 2016 Plan, and make all other determinations which may be necessary or desirable for the administration of the 2016 Plan. The 2016 Plan includes the types of awards for grants and types of financial performance measures.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of March 31, 2020, the maximum number of Common Shares or OP Units available to be granted is 2,248,507. During the twelve months ended December 31, 2019, the following shares were granted:

Description	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2020	90,062	$2.18
Granted	—	—
Non-vested at March 31, 2020	90,062	$2.18
Available for grant at March 31, 2020	2,248,507

(1) The fair value of the shares granted were determined based on the share activity from the date of the three property sales on December 27, 2018 until the grant date July 1, 2019.

As of March 31, 2020, per the Award, the Company has determined that the time-based shares and the majority of the performance-based shares will vest by July 1, 2022. Time-based shares granted during the twelve months ended December 31, 2019 are amortized over their respective amortization periods. Performance-based shares granted during the twelve months ended December 31, 2019, with the exception of one of the performance based awards, that will be amortized over one year, will be amortized for three years. Performance-based shares that have not been achieved as of July 1, 2022 will be forfeited to the Company.

The total value of the time-based and performance-based shares granted on July 1, 2019 is approximately $196,000. As of March 31, 2020, amortization expense for the time-based and performance-based shares is approximately $13,000.

The Company recognized approximately $13,000 in stock-based compensation expense during the three months ended March 31, 2020 and did not recognize any stock-based compensation expense during the three months ended March 31, 2019.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus ("COVID-19") was reported to have surfaced in China. The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern" and characterized COVID-19 as a pandemic. The U.S. government has also implemented enhanced screenings, quarantine requirements and travel restrictions in connection with the COVID-19 outbreak. The spread of this virus has caused business disruption to the Company beginning in March 2020, as businesses in the United States were concerned about the impact of COVID-19 on their operations. Local governments in Texas, where all our properties are located, have mandated shelter in place orders, closed non-essential businesses until April 30, 2020, and closed other types of service businesses, such as bars and restaurants, (although they can continue to provide take out and drive through services). The Company and our tenants, such as medical and personal services, have experienced disruption during the three months ended March 31, 2020 from the COVID-19 pandemic, and the Company is unable to predict the impact that the COVID-19 pandemic will continue to have on its financial condition, results of operations and cash flows due to numerous uncertainties.

The Company has put in place a temporary response team to address tenant concerns. The response team is in constant communication with its tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during this unprecedented period, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020. The Company received a number of rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company is evaluating each tenant rent relief request on an individual basis. Not all tenant requests will ultimately result in modification agreements, nor is the Company forgoing its contractual rights to receive rent under its lease agreements.

Management has evaluated subsequent events through May 15, 2020, the date the Condensed Consolidated Financial Statements were available to be issued and has determined that there are no other subsequent events to be reported.

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

Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•
uncertainties related to the COVID-19 pandemic, including the unknown duration and economic, operational and financial impacts of the COVID-19 pandemic and the actions taken or contemplated by U.S. and local governmental authorities or others in response to the pandemic on our business, employees and tenants, including, among others, (a) changes in tenant demand for our properties; (b) financial challenges confronting tenants, including as a result of decreased customers’ willingness to visit our tenants' businesses, and mandated shelter in place orders that have prevented customers from visiting some of our tenants’ businesses and the impact of these issues on our ability to collect rent from our tenants; (c) operational changes implemented by us, including remote working arrangements, which may put increased strain on our technology systems and create increased vulnerability to cybersecurity incidents; (d) reduction in our liquidity due to the limited ability to access the capital markets and other sources of financing on attractive terms or at all, and (e) prolonged measures to contain the spread of COVID-19 or the premature easing of government-imposed restrictions implemented to contain the spread of COVID-19;

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

Overview

The Company is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone OP. As of March 31, 2020, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and we fully consolidate it on our consolidated financial statements.

As of March 31, 2020, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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

On December 8, 2016, Pillarstone and Pillarstone OP entered into the Contribution Agreement with Whitestone OP, a subsidiary and the operating partnership of Whitestone, both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”) that owned 14 real estate assets (the "Real Estate Assets") for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP (collectively, the “Acquisition”).
On December 27, 2018, Pillarstone OP sold a portfolio of three Real Estate Assets, resulting in 11 Real Estate Assets in the Pillarstone OP's real estate portfolio at December 31, 2018.

On October 8, 2019, Pillarstone OP, through an indirect wholly owned subsidiary, Industrial-Office, LLC, sold a portfolio of three Real Estate Assets in Houston, Texas to an unaffiliated third party for $39.7 million in cash. Pillarstone OP used the net proceeds, after customary closing deductions, to pay off mortgage debt on several of the remaining Real Estate Assets, and repaid the remaining $5.7 million loan from Whitestone. In addition to the $5.7 million loan repayment, Whitestone received a $5.4 million cash distribution from its stake in Pillarstone OP as a result of the sale. The October 8, 2019 sale of three Real Estate Assets resulted in eight Real Estate Assets remaining in the Company's real estate portfolio at March 31, 2020.
Results of Operations

The following is a discussion of our results of operations for the three month periods ended March 31, 2020 and 2019 and our financial condition, including:

•	Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2020 and 2019.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the three month periods ended March 31, 2020 and 2019, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Comparison of the Three Month Periods Ended March 31, 2020 and 2019

Leasing Activity

For the three month period ended March 31, 2020, we executed 15 leases for a total lease value of $1.2 million compared to 34 leases for a total lease value of $3.8 million for the three month period ended March 31, 2019.

Results of Operations

The following provides a general comparison of our results of operations for the three month periods ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Number of properties	8	11
Aggregate GLA (sq. ft.)	926,798	1,307,930
Ending occupancy rate	69%	79%

Total revenues	$2,586	$3,856
Total operating expenses	2,164	2,646
Total other expenses	261	529
Provision for income taxes	2	67
Net income	159	614
Less: Non-controlling interest in subsidiary	218	568
Net income (loss) available to Common Shareholders	$(59)	$46

Revenues from Operations

We had total revenues for the three month periods ended March 31, 2020 and 2019 of approximately $2,586,000  and $3,856,000, respectively, for a decrease of approximately $1,270,000, or 33%. The difference was comprised of decreases of approximately $935,000 in rental revenues, $357,000 in expense reimbursements, $19,000 in bad debt, offset by an increase of $3,000 in other revenue. The overall decrease was primarily due to the sale of three Real Estate Assets as of October 8, 2019.

Expenses from Operations

Our operating expenses were approximately $2,164,000 for the three months ended March 31, 2020 compared to approximately $2,646,000 for the three months ended March 31, 2019, a decrease of approximately $482,000, or 18%. The overall decrease was mostly due to the sale of three Real Estate Assets as of October 8, 2019. The primary components of property expenses are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	% Change
Operating and maintenance	$825	$834	$(9)	(1)%
Real estate taxes	417	650	(233)	(36)%
General and administrative	223	187	36	19%
Depreciation and amortization	551	763	(212)	(28)%
Management fees	148	212	(64)	(30)%
Total property expenses	$2,164	$2,646	$(482)	(18)%

Liquidity and Capital Resources

Cash Flows

As of March 31, 2020, our unrestricted cash resources were approximately $4,163,000. We are dependent on cash generated by our ownership of the eight Real Estate Assets to meet our liquidity needs.

During the three months ended March 31, 2020, the Company's cash balance decreased by $461,000 from $4,624,000 at December 31, 2019 to $4,163,000 at March 31, 2020. This decrease in cash was due to cash used in operating activities of approximately $72,000, cash used in investing activities of approximately $320,000 and cash used in financing activities of approximately $69,000.

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

On October 8, 2019, Pillarstone OP, sold three Real Estate Assets in Houston, Texas to an unaffiliated third party for $39.7 million in cash, resulting in eight Real Estate Assets in the Company's real estate portfolio at December 31, 2019. Pillarstone OP used the net proceeds, after customary closing deductions, to repay mortgage debt secured by the Real Estate Assets sold on October 8, 2019 and other Real Estate Assets, and to repay the remaining $5.7 million of its $15.5 million loan from Whitestone OP. In addition to the $5.7 million loan repayment, Whitestone received a $5.4 million cash distribution from its 81.4% ownership of Pillarstone OP as a result of the sale. We expect our remaining debt balance to be repaid from raising capital, selling assets, and/or debt refinancing. As of March 31, 2020, the Company's debt obligation is approximately $15.6 million, including convertible notes payable. See Note 8 for more details on the Company's convertible notes payable.

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

COVID-19

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of April 30, 2020. As a result of the rapid development, fluidity and uncertainty surrounding the COVID-19 pandemic, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for future periods.

The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern" and characterized COVID-19 as a pandemic. As a result, U.S. and many local governments have implemented enhanced screenings, quarantine or shelter in place requirements and travel restrictions. For example, local governments in Texas, where all our properties are located, have mandated shelter in place orders, closed non-essential businesses until April 30, 2020, and closed other types of service businesses, such as bars and restaurants, though such businesses can continue to provide take out and drive through services. On April 17, 2020, the Texas governor announced initial steps to begin the process of reopening the Texas economy. However, the timing and ultimate impact of any such steps on the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Our portfolio and tenants have been impacted by these and other factors as follows:

•	All of our properties remained open and have been operating in compliance with federal, state and local COVID-19 guidelines and mandates.

•	Approximately 67% of our tenants (based on GLA) have been designated “essential businesses” in accordance with state guidelines. Of these tenants, approximately 97% are open and operating.

•	Approximately 87% of our tenants (based on GLA) are open and operating and approximately 13% of our tenants are closed as of April 30, 2020.

•
As of April 30, 2020, we have received payment of approximately 83% of contractual base rent and common area maintenance reimbursables billed for the month of April. As is believed to be the case with other landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•	We have cash and cash equivalents of approximately $4,163,000 as of March 31, 2020.

•	We have taken a prudent pause in looking for acquisitions and are carefully evaluating development and redevelopment activities on a case-by-case basis.

•
We have put in place a temporary response team to address tenant concerns. The response team is in constant communication with our tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

•	We are proactively implementing expense reductions at the property level to minimize cost pass-throughs to our tenants and at the corporate level to preserve profitability.

•
The health and safety of our employees, the staff that manages our properties, and their respective families is a top priority. We have adapted our operations to protect employees, including implementing a work from home policy, and our technology systems have enabled our team to work seamlessly. As of May 15, 2020, none of our employees has contracted nor tested positive for COVID-19.

Current Tax Status

As of March 31, 2020 and December 31, 2019, we had net deferred tax liabilities of $102,000 and $96,000, respectively. As of March 31, 2020, we have an operating loss carryforward of approximately $89,000 available to be carried to future periods.

The income tax expense (income) included in the consolidated statements of operations for the three months ended March 31, 2020 and 2019 was comprised of the following components (in thousands):

	Three Months Ended March 31,
	2020	2019
Federal	$(12)	$—
Texas franchise tax	14	67
	$2	$67

Interest Rates and Inflation

The Company was not significantly affected by inflation during the periods presented in this report due primarily to the relative low nationwide inflation rates and the Company having approximately 100% of its debt with fixed rates as of March 31, 2020.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as March 31, 2020.

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

Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2020 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

As a result of the COVID-19 pandemic, our employees, both full time and part time, began working remotely in the first quarter of 2020. However, our remote working arrangements have not had a material effect on our internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)
31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.
32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* The following financial information of the Registrant for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ James C. Mastandrea
Date:	May 15, 2020		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	May 15, 2020		John J. Dee Chief Financial Officer (Principal financial and accounting officer)