Form 10-Q
period 2020-06-30
PILLARSTONE CAPITAL REIT
filed 2020-08-14
CIK 928953

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
Yes ☒ No ☐
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
Yes ☐   No ☒

         The Registrant had 405,169 Common Shares, par value $0.01 per share, outstanding as of August 14, 2020.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS (a)
Real estate assets, at cost
Property	$56,205	$55,861
Accumulated depreciation	(6,331)	(5,522)
Total real estate assets	49,874	50,339
Cash and cash equivalents	4,875	4,624
Escrows and utility deposits	957	566
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,426	1,421
Receivable due from related party	676	184
Unamortized lease commissions and deferred legal cost, net	585	685
Prepaid expenses and other assets (1)	159	62
Total assets	$58,552	$57,881

LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$15,311	$15,434
Accounts payable and accrued expenses (2)	2,068	2,344
Payable due to related party	1,039	346
Convertible notes payable - related parties	198	198
Accrued interest payable	155	148
Tenants' security deposits	877	881
Total liabilities	19,648	19,351
Commitments and contingencies:	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at June 30, 2020 and December 31, 2019, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at June 30, 2020 and December 31, 2019, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 443,299 shares issued and 405,169 outstanding at June 30, 2020 and December 31, 2019	4	4
Additional paid-in capital	28,239	28,203
Accumulated deficit	(23,525)	(23,252)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	3,922	4,159
Noncontrolling interest in subsidiary	34,982	34,371
Total equity	38,904	38,530
Total liabilities and equity	$58,552	$57,881

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
(1) Operating lease right of use assets (net) (related to adoption of Topic 842)	$14	$7
(2) Operating lease liabilities (related to adoption of Topic 842)	$14	$7

	June 30, 2020	December 31, 2019
	(unaudited)
(a) Assets of condensed consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$56,202	$55,857
Accumulated depreciation	(6,328)	(5,519)
Total real estate assets	49,874	50,338
Cash and cash equivalents	3,778	3,331
Escrows and utility deposits	957	566
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,301	1,360
Receivable due from related party	672	184
Unamortized lease commissions and deferred legal cost, net	585	685
Prepaid expenses and other assets	143	35
Total assets	$57,310	$56,499

(b) Liabilities of condensed consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$15,311	$15,434
Accounts payable and accrued expenses	1,672	2,164
Payable due to related party	1,025	344
Accrued interest payable	64	67
Tenants' security deposits	877	881
Total liabilities	$18,949	$18,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues
Rental (1)	$2,436	$3,808	$5,005	$7,650
Transaction and other fees	4	9	21	23
Total revenues	2,440	3,817	5,026	7,673

Operating expenses
Depreciation and amortization	524	796	1,075	1,559
Operating and maintenance	523	888	1,348	1,722
Real estate taxes	433	645	850	1,295
General and administrative	452	187	675	374
Management fees	156	224	304	436
Total operating expenses	2,088	2,740	4,252	5,386

Other expenses
Interest expense, net	210	520	406	1,045
Loss on disposal of assets	1	4	66	8
Total other expenses	211	524	472	1,053

Income before income taxes	141	553	302	1,234

Provision for income taxes	38	(31)	36	(98)

Net income	179	522	338	1,136

Less: Noncontrolling interest in subsidiary	393	491	611	1,059
Net income (loss) attributable to Common Shareholders	$(214)	$31	$(273)	$77

Earnings (Loss) Per Share:
Basic income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$(0.53)	$0.08	$(0.67)	$0.19
Diluted income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$(0.53)	$0.01	$(0.67)	$0.03

Weighted average number of Common Shares outstanding:
Basic:	405,169	405,169	405,169	405,169
Diluted:	405,169	2,778,219	405,169	2,778,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(1) Rental
Rental revenues	$2,185	$3,254	$4,522	$6,519
Recoveries	334	613	614	1,250
Bad debt	(83)	(59)	(131)	(119)
Total rental	$2,436	$3,808	$5,005	$7,650

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(unaudited)
(in thousands)
	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	3	2	4	$28,203	$(23,252)	$(801)	$4,159	$34,371	$38,530

Share-based compensation	—	—	—	13	—	—	13	—	13

Net income	—	—	—	—	(59)	—	(59)	218	159

Balance, March 31, 2020	3	2	4	28,216	(23,311)	(801)	4,113	34,589	38,702

Share-based compensation	—	—	—	23	—	—	23	—	23

Net income	—	—	—	—	(214)	—	(214)	393	179

Balance, June 30, 2020	3	2	4	$28,239	$(23,525)	$(801)	$3,922	$34,982	$38,904

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	3	2	4	$28,147	$(26,319)	$(801)	$1,036	$26,026	$27,062

Contributions to operating partnership	—	—	—	—	—	—	—	40	40

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(302)	(302)

Net income	—	—	—	—	46	—	46	568	614

Balance, March 31, 2019	3	2	4	28,147	(26,273)	(801)	1,082	26,332	27,414

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(588)	(588)

Net income	—	—	—	—	31	—	31	491	522

Balance, June 30, 2019	3	2	4	$28,147	$(26,242)	$(801)	$1,113	$26,235	$27,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net income	$338	$1,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,075	1,559
Amortization of deferred loan costs	14	50
Loss on disposal of assets	66	8
Bad debt	131	119
Share-based compensation	36	—
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(136)	(402)
Receivable due from related party	(492)	(31)
Escrows and utility deposits	(391)	482
Unamortized lease commissions and deferred legal cost	(47)	(132)
Prepaid expenses and other assets	(97)	(130)
Accounts payable and accrued expenses	(269)	(674)
Payable due to related party	693	225
Stock redemption payable - related party	—	(143)
Tenants' security deposits	(4)	77
Net cash provided by operating activities	917	2,144

Cash flows from investing activities:
Additions to real estate	(529)	(954)
Net cash used in investing activities	(529)	(954)

Cash flows from financing activities:
Distributions paid to noncontrolling interest in subsidiary	—	(890)
Repayments of notes payable	(137)	(570)
Net cash used in financing activities	(137)	(1,460)

Net change in cash and cash equivalents	251	(270)
Cash and cash equivalents at beginning of period	4,624	2,010
Cash and cash equivalents at end of period	$4,875	$1,740

Supplemental disclosure of cash flow information:
Cash paid for interest	$399	$984
Cash paid for taxes	$—	$279
Non cash investing activities:
Disposal of fully depreciated real estate	$52	$19
Additions to real estate contributed by related party	$—	$40

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

        Use of estimates.  In order to conform with generally accepted accounting principles in the United States ("U.S. GAAP"), management, in preparation of our condensed consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2020 and December 31, 2019, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2020 and 2019. Actual results could differ from those estimates. In particular, the COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company's business and markets, including the Company's operations and the operations of its tenants. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, reserves and allowances, fair value measurements, and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

        Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of June 30, 2020 and December 31, 2019 consisted of demand deposits at commercial banks and brokerage accounts. We maintain our cash in bank accounts that are federally insured.

        Acquired Properties and Acquired Lease Intangibles.  We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values at the time of purchase. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt. Due to COVID-19, we are carefully evaluating acquisitions, development and redevelopment opportunities on an individual basis.

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2020.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants' businesses and financial condition. With the adoption of Accounting Standards Codification ("ASC") No. 842, "Leases" ("Topic 842") effective January 1, 2019, we recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of June 30, 2020 and December 31, 2019, we had an allowance for uncollectible accounts of approximately $286,000 and $161,000, respectively. For the three and six months ended June 30, 2020, we recorded an adjustment to rental revenue in the amount of approximately $83,000 and $131,000, respectively. For the three and six months ended June 30, 2019, we recorded an adjustment to rental revenue in the amount of approximately $59,000 and $119,000, respectively. Included in the adjustment to rental revenue for the three and six months ending June 30, 2020 was an adjustment of approximately $20,000 and $33,000, respectively, related to credit loss for the conversion of approximately six and seven tenants, respectively, to cash basis revenue as a result of our COVID-19 collectability analysis.

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

Noncontrolling Interests. Noncontrolling interests are the portion of equity in a subsidiary not attributable to a parent. Accordingly, we have reported noncontrolling interest in equity on the condensed consolidated balance sheets but separate from Pillarstone’s equity.  On the condensed consolidated statements of operations, subsidiaries are reported at the consolidated amount, including both the amount attributable to Pillarstone and noncontrolling interest.

Revenue recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  For the three and six months ending June 30, 2020, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $50,000 for the conversion of four tenants to cash basis revenue as a result of COVID-19 collectibility analysis. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the condensed consolidated statements of operations.

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

        Income taxes. Because we have not elected to be taxed as a REIT for federal income tax purposes, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in provision for income taxes in the condensed consolidated statements of operations and has not been separately stated due to its insignificance.

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

        As of June 30, 2020, we had a net operating loss carry-forward of $326,000, and as of June 30, 2020 and December 31, 2019, we had net deferred tax liabilities of $101,000 and $96,000, respectively.

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

        Recent accounting pronouncements. In April 2020, the Financial Accounting Standards Board ("FASB") issued guidance on the application of Topic 842, relating to concessions being made by lessors in response to the COVID-19 pandemic. The guidance notes that it would be acceptable for entities to make an election to account for lease concessions relating to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed, even if such enforceable rights and obligations are not explicitly contained in the lease contract. Thus, for concessions relating to COVID-19, an entity would not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract, and would have the option to apply, or not to apply, the general lease modification guidance in Topic 842 as it stands. We have elected this option to account for lease concessions relating to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed. Therefore, such concessions are not accounted for as a lease modification under Topic 842.

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

        Upon adoption of Topic 842, lessees and lessors are required to apply a modified retrospective transition approach. Reporting entities are permitted to choose one of two methods to recognize and measure leases within the scope of Topic 842:

•Apply Topic 842 to each lease that existed at the beginning of the earliest comparative period presented in the financial statements as well as leases that commenced after that date. Under this method, prior comparative periods presented are adjusted. For leases that commenced prior to the beginning of the earliest comparative period presented, a cumulative-effect adjustment is recognized at that date.
•Apply the guidance to each lease that had commenced as of the beginning of the reporting period in which the entity first applies the lease standard with a cumulative-effect adjustment as of that date. Prior comparative periods would not be adjusted under this method.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

        We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the condensed consolidated statements of operations. For the three and six months ended June 30, 2020, we had rental revenues of approximately $2,185,000 and $4,522,000, respectively, and rental reimbursements of approximately $334,000 and $614,000, respectively, compared to rental revenues of approximately $3,254,000 and $6,519,000, respectively and rental reimbursements of approximately $613,000 and $1,250,000, respectively for the three and six months ended June 30, 2019.

        We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants' businesses and financial condition. Each tenant is included in one of several portfolios and an allowance is calculated using the calculation methodology for the respective portfolio. With the adoption of Topic 842, we recognize an adjustment to rental revenue if we deem it not probable that the receivable will be collected. Tenant portfolios will be converted to cash basis if collectability is of great concern. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review on collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

        Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2020	December 31, 2019
Tenant receivables	$567	$271
Accrued rents and other recoveries	1,145	1,311
Allowance for doubtful accounts	(286)	(161)
Total	$1,426	$1,421

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

         A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842 under noncancelable operating leases in existence as of June 30, 2020 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2020 (remaining)	$3,846
2021	5,941
2022	4,096
2023	2,846
2024	1,751
Thereafter	1,511
Total	$19,991

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

        As a Lessee. On February 1, 2017, Pillarstone signed a lease with Whitestone for the premises located at 2600 S. Gessner Road, Suite 555 Houston, Texas 77063. The lease term is three years, five months. The rentable area of the premises is approximately 678 square feet. Total rent expense for the three and six months ended June 30, 2020 was $3,633 and $9,808, respectively, compared to $3,597 and $7,194 for the three and six months ended June 30, 2019, respectively. The weighted average incremental borrowing rate was 4.5% at June 30, 2020. The current lease term expired on June 30, 2020 and a renewal lease was signed on June 8, 2020 extending the term through June 30, 2021.

        The following table summarizes the fixed, future minimum rental payment, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liability for our operating lease in which we are the lessee as of June 30, 2020 (in thousands):

Years Ended December 31,	Minimum Future Rents
2020 (remaining)	$7
2021	7
Total undiscounted rental payments	14
Total lease liabilities (2)	$14

(2) Imputed interest is immaterial and therefore not disclosed in the above table

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COST, NET

        Costs which have been deferred consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Leasing commissions	$1,326	$1,377
Deferred legal cost	15	18
Total cost	1,341	1,395
Less: leasing commissions accumulated amortization	(744)	(698)
Less: deferred legal cost accumulated amortization	(12)	(12)
Total cost, net of accumulated amortization	$585	$685

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

        The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 consists of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Real estate assets, at cost
Property	$56,202	$55,857
Accumulated depreciation	(6,328)	(5,519)
Total real estate assets	49,874	50,338
Cash and cash equivalents	3,778	3,331
Escrows and utility deposits	957	566
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,301	1,360
Receivable due from related party (1)	672	184
Unamortized lease commissions and deferred legal cost, net	585	685
Prepaid expenses and other assets	143	35
Total assets	$57,310	$56,499

Liabilities
Notes payable	$15,311	$15,434
Accounts payable and accrued expenses	1,672	2,164
Payable due to related party	1,025	344
Accrued interest payable	64	67
Tenants' security deposits	877	881
Total liabilities	$18,949	$18,890

(1) Excludes approximately $0.5 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of June 30, 2020 and approximately $0.5 million as of December 31, 2019.

6. REAL ESTATE

        As of June 30, 2020, Pillarstone OP owned eight Real Estate Assets in the Dallas and Houston areas comprised of approximately 0.9 million square feet of gross leasable area.

        On October 8, 2019, we completed the sale of Corporate Park West for $20.3 million, Corporate Park Woodland for $12.2 million and Plaza Park for $7.3 million (collectively, the "2019 Real Estate Assets Sold"), each located in Houston, Texas, and we reported a gain on sale of $6.9 million, $6.1 million, and $4.0 million, respectively. We have not included the 2019 Real Estate Assets Sold in discontinued operations as they did not meet the definition of discontinued operations.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. DEBT

        Mortgages and other notes payable consist of the following (in thousands):

Description	June 30, 2020	December 31, 2019
Fixed rate notes
$16.5 million 4.97% Note, due September 26, 2023	$15,402	$15,539
Total notes payable principal	15,402	15,539
Less deferred financing costs, net of accumulated amortization	(91)	(105)
Total notes payable	$15,311	$15,434

        Our mortgage debt was collateralized by one operating property as of June 30, 2020 and December 31, 2019 with a net book value of $22.2 million and $22.3 million, respectively. Our loan contains restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and is secured by a deed of trust on our property and the assignment of certain rents and leases associated with the property. Our loan is subject to customary covenants. As of June 30, 2020, we were in compliance with all loan covenants.

        Scheduled maturities of notes payable as of June 30, 2020 were as follows (in thousands):

Year	Amount Due
2020 (remaining)	$138
2021	294
2022	311
2023	14,659
Total	$15,402

8. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

        On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. In 2019, our board of trustees approved an extension of the maturity date to November 20, 2021. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. Accrued interest on these related party convertible notes was approximately $91,000 as of June 30, 2020 compared with approximately $81,000 as of December 31, 2019.

9. EARNINGS (LOSS) PER SHARE

        The Company applies the guidance of ASC 260, "Earnings Per Share," for all periods presented herein. Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of earnings per Common Share calculations for the three and six month periods ended June 30, 2020 and 2019.

        For the three and six month periods ended June 30, 2020, Class A Cumulative Preferred Shares ("Preferred A Shares"), Class C Convertible Preferred Shares ("Preferred C Shares") and Restricted Common Shares awarded pursuant to the 2016 plan (defined in Note 11 below) were not included in net loss per weighted average number of Common Shares dilutive, because the effect of the conversion would be anti-dilutive. For the three and six month periods ended June 30, 2019, Class A Cumulative Preferred Shares ("Preferred A Shares"), Class C Convertible Preferred Shares ("Preferred C Shares") were included in net earnings per weighted average number of Common Shares.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three and six month periods ended June 30, 2020 and 2019, the Company had $197,780 of convertible notes payable as discussed in Note 8. The convertible notes payable weighted average shares of 202,293 and 200,440 were not included in the computation of diluted loss per Common Share for the three and six months ended June 30, 2019, respectively, because the effect of the conversion would be anti-dilutive. The convertible notes payable weighted average shares of 217,193 and 215,341 were not included in the computation of diluted loss per Common Share for the three and six months ended June 30, 2020, respectively, because the effect of the conversion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$(214)	$31	$(273)	$77

Denominator:
Weighted average number of common shares - basic	405,169	405,169	405,169	405,169
Effect of dilutive securities:
Assumed conversion of Preferred A Shares	—	53,610	—	53,610
Assumed conversion of Preferred C Shares	—	2,319,440	—	2,319,440
Weighted average number of common shares - dilutive	405,169	2,778,219	405,169	2,778,219

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$(0.53)	$0.08	$(0.67)	$0.19
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$(0.53)	$0.01	$(0.67)	$0.03

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

        In connection with the Contribution Agreement, on December 8, 2016, the Company and Pillarstone OP entered into a Tax Protection Agreement (the “Tax Protection Agreement”) with Whitestone OP pursuant to which Pillarstone OP agreed to indemnify Whitestone OP for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Property or if Pillarstone OP fails to maintain and allocate to Whitestone OP for taxation purposes minimum levels of liabilities as specified

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

in the Tax Protection Agreement, the result of which causes such recognition of income or gain and Whitestone incurs taxes that must be paid to maintain its REIT status for federal tax purposes. In December 2018, Pillarstone OP sold three of the Real
Estate Assets, which did not create additional tax liabilities for Whitestone OP. In addition, the sale of the 2019 Real Estate Assets Sold did not create additional tax liabilities for Whitestone OP.

        During the ordinary course of business, we have transactions with Whitestone that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, management and asset management fees, and property expenses.

        In connection with the Contribution Agreement, on December 8, 2016, the Company entered into a Management Agreement (collectively, the “Management Agreements”) with Whitestone TRS, Inc., a subsidiary of Whitestone (“Whitestone TRS"). Pursuant to the Management Agreements with respect to each property, other than Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such properties in exchange for (1) a monthly property management fee equal to 5.0% of the monthly revenues of each property and (2) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services in exchange for (1) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (2) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

        The following table presents the revenue and expenses with Whitestone included in our condensed consolidated statement of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2020	2019	2020	2019
Rent	Rental	$220	$183	$481	$313
Property management fees	Management fees	(110)	(175)	(221)	(342)
Asset management fees	Management fees	(46)	(49)	(83)	(94)
Rent expense	Office expenses	(4)	(4)	(10)	(7)
Interest expense	Interest expense	—	(53)	—	(109)

        Receivables due from and payables due to related parties consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	Location of Receivable (Payable)	June 30, 2020	December 31, 2019
Tenant receivables and other receivables	Receivable due from related party	$676	$184
Accrued interest due to related party	Accrued interest payable	(91)	(81)
Other payables due to related party	Payable due to related party	(1,039)	(346)

11. INCENTIVE EQUITY PLAN

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan ("2016 Plan").

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

As of June 30, 2020, the maximum number of Common Shares or OP Units available to be granted is 2,248,507. During the six months ended June 30, 2020, the following shares were granted:

Description	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2020	90,062	$2.18
Granted	—	—
Non-vested at June 30, 2020	90,062	$2.18
Available for grant at June 30, 2020	2,248,507

(1) The fair value of the shares granted were determined based on the share activity from the date of the three property sales on December 27, 2018 until the grant date July 1, 2019.

As of June 30, 2020, per the Award, the Company has determined that the time-based shares and the majority of the performance-based shares will vest by July 1, 2022. Time-based shares granted during the twelve months ended December 31, 2019 are amortized over their respective amortization periods. Performance-based shares granted during the twelve months ended December 31, 2019, with the exception of one of the performance based awards, that will be amortized over one year, will be amortized for three years. Performance-based shares that have not been achieved as of July 1, 2022 will be forfeited to the Company.

The total value of the time-based and performance-based shares granted on July 1, 2019 is approximately $196,000. The Company recognized approximately $23,000 and $36,000 in stock-based compensation expense for the three and six months ended June 30, 2020, respectively, and did not recognize any stock-based compensation expense during the three and six months ended June 30, 2019.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus ("COVID-19") was reported to have surfaced in China. The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern" and characterized COVID-19 as a pandemic. The U.S. government has also implemented enhanced screenings, quarantine requirements and travel restrictions in connection with the COVID-19 outbreak. The spread of this virus has caused business disruption to the Company beginning in 2020, because businesses in the United States were concerned about the impact of COVID-19 on their operations. Local governments in Texas, where all our properties are located, have mandated a stay in place order, closed non-essential businesses, and closed other types of service businesses, such as bars and restaurants, (though they can continue to provide take out and drive through services). As of the date of this Quarterly Report on Form 10-Q, businesses are open, but some businesses must continue to comply with limited occupancy in Texas.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and markets, including how it will impact the businesses of its tenants. The Company has put in place a temporary response team to address tenant concerns in light of the COVID-19 pandemic. The response team is in ongoing communication with the Company's tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020. The Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests, as a result of the COVID-19 pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in lease concessions, nor is the Company forgoing its contractual rights under its lease agreements at this time. The Company is unable to predict the ongoing impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in the Company's markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. As of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 95% of contractual base rent and common area maintenance reimbursable expenses billed for the second quarter. As is believed to be the case with landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis.

Management has evaluated subsequent events through August 14, 2020, the date the condensed consolidated financial statements were available to be issued and has determined that there are no other subsequent events to be reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

        Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Pillarstone Capital REIT and its consolidated subsidiaries.

Forward-Looking Statements

        The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto in this Quarterly Report on Form 10-Q.

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

        Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•uncertainties related to the COVID-19 pandemic, including the unknown duration and economic, operational and financial impacts of the COVID-19 pandemic and the actions taken or contemplated by U.S. and local governmental authorities or others in response to the pandemic on our business, employees and tenants, including, among others, (a) changes in tenant demand for our properties; (b) financial challenges confronting tenants, including as a result of decreased customers’ willingness to visit our tenants' businesses, and mandated shelter in place orders that have prevented customers from visiting some of our tenants’ businesses and the impact of these issues on our ability to collect rent from our tenants; (c) operational changes implemented by us, including remote working arrangements, which may put increased strain on our technology systems and create increased vulnerability to cybersecurity incidents; (d) reduction in our liquidity due to the limited ability to access the capital markets and other sources of financing on attractive terms or at all, and (e) prolonged measures to contain the spread of COVID-19 or the premature easing of government-imposed restrictions implemented to contain the spread of COVID-19;
•uncertainties related to the national economy, the real estate industry in general and in our specific markets;
•legislative or regulatory changes;
•adverse economic conditions in Texas;
•adverse changes in governmental rules and fiscal policies;
•increases in interest rates and operating costs;
•availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures, in each case, on terms favorable to the Company;
•decreases in rental rates or increases in vacancy rates;
•litigation risks;
•lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•the impact of public health crises and pandemics, such as the COVID-19 outbreak;
•cybersecurity attacks, loss of confidential information and other business disruptions;
•our inability to renew tenants or obtain new tenants upon the expiration of existing leases; and
•our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.

        In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:
•our cash resources are limited;
•we have a history of losses;
•we have not raised funds through a public equity offering;
•our trustees control a significant percentage of our voting shares;
•shareholders could experience possible future dilution through the issuance of additional shares;
•we are dependent on a small number of key senior professionals who are part-time employees; and
•we currently do not plan to distribute dividends to the holders of our shares.

Overview

        The Company is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone OP. As of June 30, 2020, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and we fully consolidate it on our condensed consolidated financial statements.

        As of June 30, 2020, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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
        On October 8, 2019, Pillarstone OP, through an indirect wholly owned subsidiary, Industrial-Office, LLC, sold a portfolio of three Real Estate Assets in Houston, Texas to an unaffiliated third party for $39.7 million in cash. Pillarstone OP used the net proceeds, after customary closing deductions, to pay off mortgage debt on several of the remaining Real Estate Assets, and repaid the remaining $5.7 million loan from Whitestone. In addition to the $5.7 million loan repayment, Whitestone received a $5.4 million cash distribution based on its approximate 81.6% ownership in Pillarstone OP as a result of the sale. The October 8, 2019 sale of three Real Estate Assets resulted in eight Real Estate Assets remaining in the Company's real estate portfolio at June 30, 2020.

Results of Operations

The following is a discussion of our results of operations for the three and six month periods ended June 30, 2020 and 2019 and our financial condition, including:

•Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2020 and 2019.

•Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•Our primary sources and uses of cash for the six month periods ended June 30, 2020 and 2019, and how we intend to generate cash for long-term capital needs.

•Our current income tax status.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report.

The comparability of our results of operations for the six months ended June 30, 2020 to future periods may be impacted by the effects of the COVID-19 pandemic.

Comparison of the Six Month Periods Ended June 30, 2020 and 2019

Leasing Activity

For the six month period ended June 30, 2020, we executed 27 leases for a total lease value of $2.0 million compared to 57 leases for a total lease value of $6.3 million for the six month period ended June 30, 2019.

Results of Operations

        The following provides a general comparison of our results of operations for the six month periods ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Number of properties	8	11
Aggregate GLA (sq. ft.)	926,798	1,307,930
Ending occupancy rate	67%	77%

Total revenues	$5,026	$7,673
Total operating expenses	4,252	5,386
Total other expenses	472	1,053
Provision for income tax expense (benefit)	(36)	98
Net income	338	1,136
Less: Non-controlling interest in subsidiary	611	1,059
Net income (loss) available to Common Shareholders	$(273)	$77

Revenues from Operations

        We had total revenues for the six month periods ended June 30, 2020 and 2019 of approximately $5,026,000  and $7,673,000, respectively, for a decrease of approximately $2,647,000, or 34%. The difference was comprised of decreases of approximately $1,997,000 in rental revenues, $636,000 in expense reimbursements, $2,000 in other revenue and an increase of $12,000 in bad debt. The overall decrease was primarily due to the sale of three Real Estate Assets as of October 8, 2019.

Expenses from Operations

        Our operating expenses were approximately $4,252,000 for the six months ended June 30, 2020 compared to approximately $5,386,000 for the six months ended June 30, 2020, a decrease of approximately $1,134,000, or 21%. The overall decrease was mostly due to the sale of three Real Estate Assets as of October 8, 2019, offset by an increase in general and administrative expenses of approximately $267,000 for Trustee fees. The primary components of operating expenses are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2020	2019	Change	% Change
Operating and maintenance	$1,348	$1,722	$(374)	(22)%
Real estate taxes	850	1,295	(445)	(34)%
General and administrative	675	374	301	80%
Depreciation and amortization	1,075	1,559	(484)	(31)%
Management fees	304	436	(132)	(30)%
Total operating expenses	$4,252	$5,386	$(1,134)	(21)%

The comparability of our results of operations for the three months ended June 30, 2020 to future periods may be impacted by the effects of the COVID-19 pandemic.

Comparison of the Three Month Periods Ended June 30, 2020 and 2019

Leasing Activity

For the three month period ended June 30, 2020, we executed 12 leases for a total lease value of $0.8 million compared to 21 leases for a total lease value of $2.4 million for the three month period ended June 30, 2019.

Results of Operations

        The following provides a general comparison of our results of operations for the three month periods ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020	2019
Number of properties	8	11
Aggregate GLA (sq. ft.)	926,798	1,307,930
Ending occupancy rate	67%	77%

Total revenues	$2,440	$3,817
Total operating expenses	2,088	2,740
Total other expenses	211	524
Provision for income tax expense (benefit)	(38)	31
Net income	179	522
Less: Non-controlling interest in subsidiary	393	491
Net income (loss) available to Common Shareholders	$(214)	$31

Revenues from Operations

        We had total revenues for the three month periods ended June 30, 2020 and 2019 of approximately$2,440,000 and $3,817,000, respectively, for a decrease of approximately $1,377,000, or 36%. The difference was comprised of decreases of approximately $1,069,000 in rental revenues, $279,000 in expense reimbursements, $5,000 in other revenue, and an increase of $24,000 in bad debt. The overall decrease was primarily due to the sale of three Real Estate Assets as of October 8, 2019.

Expenses from Operations

        Our operating expenses were approximately $2,088,000 for the three months ended June 30, 2020 compared to approximately $2,740,000 for the three months ended June 30, 2019, a decrease of approximately $652,000, or 24%. The overall decrease was mostly due to the sale of three Real Estate Assets as of October 8, 2019, offset by an increase in general and administrative expenses of approximately $267,000 for Trustee fees. The primary components of operating expenses are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2020	2019	Change	% Change
Operating and maintenance	$523	$888	$(365)	(41)%
Real estate taxes	433	645	(212)	(33)%
General and administrative	452	187	265	142%
Depreciation and amortization	524	796	(272)	(34)%
Management fees	156	224	(68)	(30)%
Total operating expenses	$2,088	$2,740	$(652)	(24)%

Liquidity and Capital Resources

Cash Flows

        As of June 30, 2020, our unrestricted cash resources were approximately $4,875,000. We are dependent on cash generated by our ownership of the eight Real Estate Assets to meet our liquidity needs.

        During the six months ended June 30, 2020, the Company's cash balance increased by $251,000 from $4,624,000 at December 31, 2019 to $4,875,000 at June 30, 2020. This increase in cash was due to cash provided by operating activities of approximately $917,000, cash used in investing activities of approximately $529,000 and cash used in financing activities of approximately $137,000.

Our ability to access the capital markets will be dependent on a number of factors as well, including general market conditions and market perceptions about our Company. In light of the impact of the COVID-19 pandemic and other dynamics in the capital markets impacted by COVID-19 and the economic slowdown, our access to capital may be diminished.

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

        On October 8, 2019, Pillarstone OP, sold three Real Estate Assets in Houston, Texas to an unaffiliated third party for $39.7 million in cash, resulting in eight Real Estate Assets in the Company's real estate portfolio at December 31, 2019. Pillarstone OP used the net proceeds, after customary closing deductions, to repay mortgage debt secured by the Real Estate Assets sold on October 8, 2019 and other Real Estate Assets, and to repay the remaining $5.7 million of its $15.5 million loan from Whitestone OP. In addition to the $5.7 million loan repayment, Whitestone received a $5.4 million cash distribution from its 81.4% ownership of Pillarstone OP as a result of the sale. We expect our remaining debt balance to be repaid from raising capital, selling assets, and/or debt refinancing. As of June 30, 2020, the Company's debt obligations are approximately $15.6 million, including convertible notes payable. See Note 8 for more details on the Company's convertible notes payable.

Long Term Liquidity and Operating Strategies

        Historically, we have financed our long term capital needs, including acquisitions, as follows:

•borrowings from new loans;
•additional equity issuances of our common and preferred shares; and
•proceeds from the sales of our Real Estate Assets.

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

COVID-19

        The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of August 14, 2020. As a result of the rapid development, fluidity and uncertainty surrounding the COVID-19 pandemic, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for future periods.

        The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern" and characterized COVID-19 as a pandemic. As a result, U.S. and many local governments have implemented enhanced screenings, quarantine or shelter in place requirements and travel restrictions. For example, local governments in Texas, where all our properties are located, mandated a stay in place order, closed non-essential businesses and closed other types of service businesses, such as bars and restaurants, though they can continue to provide take out and drive through services temporarily and under certain circumstances be open at a limited capacity. However, the timing and ultimate impact of any such steps on the economy as a whole and on our and our tenants’ businesses and financial condition remains uncertain.

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

        Our portfolio and tenants have been impacted by these and other factors as follows:

•As of the date of this Quarterly Report, all of our properties are open and have been operating in compliance with federal, state and local COVID-19 guidelines and mandates.
•Approximately 97% of our tenants (based on annualized base rent ("ABR")) are open and operating.
•As of the date of this Quarterly Report, we have received payment of approximately 95% of contractual base rent and common area maintenance reimbursable expenses billed for the second quarter. As is believed to be the case with other landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

        We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•We have cash and cash equivalents of approximately $4,875,000 as of June 30, 2020.
•We are carefully evaluating acquisition, development and redevelopment opportunities on an individual basis.
•We have put in place a temporary response team to address tenant concerns. The response team is in ongoing communication with our tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
•We are proactively implementing expense reductions at the property level to minimize cost pass-throughs to our tenants and at the corporate level to preserve profitability.
•The health and safety of our employees, the staff that manages our properties, and their respective families is a top priority. We have adapted our operations to protect employees, including by implementing a work from home policy.

While we believe these steps have been effective to date, we expect there will be additional challenges ahead that may impact either our operations or those of our tenants, which could have an adverse effect on our and our tenants' businesses and financial performance. We expect to continue to implement proactive measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees and tenants. As a result, we may incur additional expenses in future periods in response to the pandemic, which could adversely affect our results of operations. In addition, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees and tenants.

Current Tax Status

        As of June 30, 2020 and December 31, 2019, we had net deferred tax liabilities of $101,000 and $96,000, respectively. As of June 30, 2020, we have an operating loss carryforward of approximately $326,000 available to be carried to future periods.

        The income tax expense (income) included in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 was comprised of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Federal	$(51)	$8	$(63)	$12
Texas franchise tax	13	23	27	86
	$(38)	$31	$(36)	$98

Interest Rates and Inflation
        The Company was not significantly affected by inflation during the periods presented in this report due primarily to the relative low nationwide inflation rates and the Company having approximately 100% of its debt with fixed rates as of June 30, 2020.

Off-Balance Sheet Arrangements
        We have no off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Application of Critical Accounting Estimates

        Our condensed consolidated financial statements are prepared in accordance with GAAP, which require us to make certain estimates and assumptions. The following section is a summary of certain estimates that both require our most subjective judgment and are most important to the presentation of our financial condition and results of operations. It is possible that the use of different estimates or assumptions in making these judgments could result in materially different amounts being reported in our condensed consolidated financial statements.

        Revenue recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. For the three and six months ending June 30, 2020, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $50,000 for the conversion of four tenants to cash basis revenue as a result of our COVID-19 collectibility analysis. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the condensed consolidated statements of operations.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2020.

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

Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2020 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

As a result of the COVID-19 pandemic, our employees worked remotely in part of the first and second quarters of 2020. However, our remote working arrangements have not had a material effect on our internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* The following financial information of the Registrant for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the three months ended March 31 and June 30, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ James C. Mastandrea
Date:	August 14, 2020		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	August 14, 2020		John J. Dee Chief Financial Officer (Principal financial and accounting officer)