Form 10-Q
period 2020-09-30
PILLARSTONE CAPITAL REIT
filed 2020-11-13
CIK 928953

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Yes ☐      No ☒

The Registrant had 538,393 Common Shares, par value $0.01 per share, outstanding as of November 13, 2020.

FORM 10-Q

PART 1. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS (a)
Real estate assets, at cost
Property	$56,219	$55,861
Accumulated depreciation	(6,706)	(5,522)
Total real estate assets	49,513	50,339
Cash and cash equivalents	5,548	4,624
Escrows and utility deposits	1,203	566
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,355	1,421
Receivable due from related party	845	184
Unamortized lease commissions and deferred legal cost, net	538	685
Prepaid expenses and other assets (1)	102	62
Total assets	$59,104	$57,881

LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$15,250	$15,434
Accounts payable and accrued expenses (2)	2,105	2,344
Payable due to related party	1,300	346
Convertible notes payable - related parties	198	198
Accrued interest payable	162	148
Tenants' security deposits	821	881
Total liabilities	19,836	19,351
Commitments and contingencies:	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at September 30, 2020 and December 31, 2019, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at September 30, 2020 and December 31, 2019, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 576,523 shares issued and 538,393 outstanding at September 30, 2020 and 443,299 shares issued and 405,169 outstanding at December 31, 2019	5	4
Additional paid-in capital	28,419	28,203
Accumulated deficit	(23,559)	(23,252)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	4,069	4,159
Noncontrolling interest in subsidiary	35,199	34,371
Total equity	39,268	38,530
Total liabilities and equity	$59,104	$57,881
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	September 30, 2020	December 31, 2019
	(unaudited)
(1) Operating lease right of use assets (net)	$11	$7
(2) Operating lease liabilities	$11	$7

	September 30, 2020	December 31, 2019
	(unaudited)
(a) Assets of condensed consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$56,215	$55,857
Accumulated depreciation	(6,703)	(5,519)
Total real estate assets	49,512	50,338
Cash and cash equivalents	4,571	3,331
Escrows and utility deposits	1,203	566
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,217	1,360
Receivable due from related party	850	184
Unamortized lease commissions and deferred legal cost, net	538	685
Prepaid expenses and other assets	84	35
Total assets	$57,975	$56,499

(b) Liabilities of condensed consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$15,250	$15,434
Accounts payable and accrued expenses	1,930	2,164
Payable due to related party	1,286	344
Accrued interest payable	66	67
Tenants' security deposits	821	881
Total liabilities	$19,353	$18,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues
Rental (1)	$2,353	$3,854	$7,358	$11,504
Transaction and other fees	17	9	38	32
Total revenues	2,370	3,863	7,396	11,536

Operating expenses
Depreciation and amortization	476	801	1,551	2,360
Operating and maintenance	638	873	1,986	2,595
Real estate taxes	534	659	1,384	1,954
General and administrative	153	137	828	511
Management fees	145	224	449	660
Total operating expenses	1,946	2,694	6,198	8,080

Other expenses
Interest expense, net	209	521	615	1,566
Loss on disposal of assets	30	16	96	24
Total other expenses	239	537	711	1,590

Income before income taxes	185	632	487	1,866

Provision for income tax benefit (expense)	(2)	133	34	35

Net income	183	765	521	1,901

Less: Noncontrolling interest in subsidiary	217	551	828	1,610
Net income (loss) attributable to Common Shareholders	$(34)	$214	$(307)	$291

Earnings (Loss) Per Share:
Basic income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$(0.07)	$0.53	$(0.71)	$0.72
Diluted income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$(0.07)	$0.07	$(0.71)	$0.10

Weighted average number of Common Shares outstanding:
Basic:	482,394	405,169	431,098	405,169
Diluted:	482,394	2,868,281	431,098	2,808,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(1) Rental
Rental revenues	$2,140	$3,250	$6,662	$9,769
Recoveries	268	609	882	1,859
Bad debt	(55)	(5)	(186)	(124)
Total rental	$2,353	$3,854	$7,358	$11,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(unaudited)
(in thousands)
	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	$3	$2	$4	$28,203	$(23,252)	$(801)	$4,159	$34,371	$38,530

Share-based compensation	—	—	—	13	—	—	13	—	13

Net income (loss)	—	—	—	—	(59)	—	(59)	218	159

Balance, March 31, 2020	3	2	4	28,216	(23,311)	(801)	4,113	34,589	38,702

Share-based compensation	—	—	—	23	—	—	23	—	23

Net income (loss)	—	—	—	—	(214)	—	(214)	393	179

Balance, June 30, 2020	3	2	4	28,239	(23,525)	(801)	3,922	34,982	38,904

Share-based compensation	—	—	1	180	—	—	181	—	181

Net income (loss)	—	—	—	—	(34)	—	(34)	217	183

Balance, September 30, 2020	$3	$2	$5	$28,419	$(23,559)	$(801)	$4,069	$35,199	$39,268

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	$3	$2	$4	$28,147	$(26,319)	$(801)	$1,036	$26,026	$27,062

Contributions to operating partnership	—	—	—	—	—	—	—	40	40

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(302)	(302)

Net income	—	—	—	—	46	—	46	568	614

Balance, March 31, 2019	3	2	4	28,147	(26,273)	(801)	1,082	26,332	27,414

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(588)	(588)

Net income	—	—	—	—	31	—	31	491	522

Balance, June 30, 2019	3	2	4	28,147	(26,242)	(801)	1,113	26,235	27,348
	—
Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(116)	(116)

Share-based compensation	—	—	—	28	—	—	28	—	28

Net income	—	—	—	—	214	—	214	551	765

Balance, September 30, 2019	$3	$2	$4	$28,175	$(26,028)	$(801)	$1,355	$26,670	$28,025

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net income	$521	$1,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,551	2,360
Amortization of deferred loan costs	22	75
Loss on disposal of assets	96	24
Bad debt	186	124
Share-based compensation	217	28
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(120)	(612)
Receivable due from related party	(661)	(15)
Escrows and utility deposits	(637)	(104)
Unamortized lease commissions and deferred legal cost	(62)	(175)
Prepaid expenses and other assets	(45)	(83)
Accounts payable and accrued expenses	(225)	119
Payable due to related party	954	(57)
Stock redemption payable - related party	—	(143)
Tenants' security deposits	(60)	93
Net cash provided by operating activities	1,737	3,535

Cash flows from investing activities:
Additions to real estate	(607)	(1,389)
Net cash used in investing activities	(607)	(1,389)

Cash flows from financing activities:
Distributions paid to noncontrolling interest in subsidiary	—	(1,006)
Repayments of notes payable	(206)	(858)
Net cash used in financing activities	(206)	(1,864)

Net change in cash and cash equivalents	924	282
Cash and cash equivalents at beginning of period	4,624	2,010
Cash and cash equivalents at end of period	$5,548	$2,292

Supplemental disclosure of cash flow information:
Cash paid for interest	$601	$1,474
Cash paid for taxes	$195	$204
Non cash investing activities:
Disposal of fully depreciated real estate	$76	$22
Additions to real estate contributed by related party	$—	$40

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

Use of estimates.  In order to conform with generally accepted accounting principles in the United States ("U.S. GAAP"), management, in preparation of our condensed consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2020 and December 31, 2019, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2020 and 2019. Actual results could differ from those estimates. In particular, the COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company's business and markets, including the Company's operations and the operations of its tenants. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, reserves and allowances, fair value measurements, and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of September 30, 2020 and December 31, 2019 consisted of demand deposits at a commercial bank and a brokerage account. We maintain our cash in bank accounts that are federally insured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2020.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants' businesses and financial condition. With the adoption of Accounting Standards Codification ("ASC") No. 842, "Leases" ("Topic 842") effective January 1, 2019, we recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of September 30, 2020 and December 31, 2019, we had an allowance for uncollectible accounts of approximately $339,000 and $161,000, respectively. For the three and nine months ended September 30, 2020, we recorded an adjustment to rental revenue in the amount of approximately $55,000 and $186,000, respectively. For the three and nine months ended September 30, 2019, we recorded an adjustment to rental revenue in the amount of approximately $5,000 and $124,000, respectively. Included in the adjustment to rental revenue for the three and nine months ending September 30, 2020 was an adjustment of approximately $21,000 and $55,000, respectively, related to credit losses for the conversion of approximately four and seven tenants, respectively, to cash basis revenue as a result of our COVID-19 collectability analysis.

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

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and markets, including how it will impact the businesses of its tenants. The Company has put in place a temporary response team to address tenant concerns in light of the COVID-19 pandemic. The response team is in ongoing communication with the Company's tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020. The Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests, as a result of the COVID-19 pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in lease concessions, nor is the Company forgoing its contractual rights under its lease agreements at this time. The Company is unable to predict the ongoing impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in the Company's markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. As of the date of this Quarterly Report on Form 10-Q, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 93% of contractual base rent and common area maintenance reimbursable expenses billed for the third quarter. As is believed to be the case with landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. As of September 30, 2020 we had eight tenants on a deferred payment plan.

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

Revenue recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  For the nine months ending September 30, 2020, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $50,000 for the conversion of four tenants to cash basis revenue as a result of our COVID-19 collectibility analysis. For the three months ending September 30, 2020, we did not recognize a straight-line rent reserve adjustment. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the condensed consolidated statements of operations.

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

As of September 30, 2020, we had a net operating loss carry-forward of $345,000, and as of September 30, 2020 and December 31, 2019, we had net deferred tax liabilities of $95,000 and $96,000, respectively.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the condensed consolidated statements of operations. For the three and nine months ended
September 30, 2020, we had rental revenues of approximately $2,140,000 and $6,662,000, respectively, and rental reimbursements of approximately $268,000 and $882,000, respectively, compared to rental revenues of approximately $3,250,000 and $9,769,000, respectively, and rental reimbursements of approximately $609,000 and $1,859,000, respectively, for the three and nine months ended September 30, 2019.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

2. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2020	December 31, 2019
Tenant receivables	$505	$271
Accrued rents and other recoveries	1,189	1,311
Allowance for doubtful accounts	(339)	(161)
Total	$1,355	$1,421

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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842 under noncancelable operating leases in existence as of September 30, 2020 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2020 (remaining)	$1,983
2021	6,337
2022	4,300
2023	3,010
2024	1,773
Thereafter	1,526
Total	$18,929

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. On February 1, 2017, Pillarstone signed a lease with Whitestone for the premises located at 2600 S. Gessner Road, Suite 555 Houston, Texas 77063. The lease term is three years, five months. The rentable area of the premises is approximately 678 square feet. Total rent expense for the three and nine months ended September 30, 2020 was $3,780 and $13,588, respectively, compared to $3,705 and $10,899 for the three and nine months ended September 30, 2019, respectively. The weighted average incremental borrowing rate was 4.5% at September 30, 2020. The current lease term expired on June 30, 2020 and a renewal lease was signed extending the term through June 30, 2021. The remaining lease term as of September 30, 2020 was nine months.

The following table summarizes the fixed, future minimum rental payment, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liability for our operating lease in which we are the lessee as of September 30, 2020 (in thousands):

Years Ended December 31,	Minimum Future Rents
2020 (remaining)	$4
2021	7
Total undiscounted rental payments	11
Total lease liabilities (2)	$11

(2) Imputed interest is immaterial and therefore not disclosed in the above table.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COST, NET

Costs which have been deferred consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Leasing commissions	$1,297	$1,377
Deferred legal cost	13	18
Total cost	1,310	1,395
Less: leasing commissions accumulated amortization	(761)	(698)
Less: deferred legal cost accumulated amortization	(11)	(12)
Total cost, net of accumulated amortization	$538	$685

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 consists of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Real estate assets, at cost
Property	$56,215	$55,857
Accumulated depreciation	(6,703)	(5,519)
Total real estate assets	49,512	50,338
Cash and cash equivalents	4,571	3,331
Escrows and utility deposits	1,203	566
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,217	1,360
Receivable due from related party (1)	850	184
Unamortized lease commissions and deferred legal cost, net	538	685
Prepaid expenses and other assets	84	35
Total assets	$57,975	$56,499

Liabilities
Notes payable	$15,250	$15,434
Accounts payable and accrued expenses	1,930	2,164
Payable due to related party	1,286	344
Accrued interest payable	66	67
Tenants' security deposits	821	881
Total liabilities	$19,353	$18,890

(1)    Excludes approximately $0.5 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of September 30, 2020 and approximately $0.5 million as of December 31, 2019.

6. REAL ESTATE

As of September 30, 2020, Pillarstone OP owned eight Real Estate Assets in the Dallas and Houston areas comprised of approximately 0.9 million square feet of gross leasable area.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	September 30, 2020	December 31, 2019
Fixed rate notes
$16.5 million 4.97% Note, due September 26, 2023	$15,333	$15,539
Total notes payable principal	15,333	15,539
Less deferred financing costs, net of accumulated amortization	(83)	(105)
Total notes payable	$15,250	$15,434

Our mortgage debt was collateralized by one operating property as of September 30, 2020 and December 31, 2019 with a net book value of $22.0 million and $22.3 million, respectively. Our loan contains restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and is secured by a deed of trust on our property and the assignment of certain rents and leases associated with the property. Our loan is subject to customary covenants. As of September 30, 2020, we were in compliance with all loan covenants.

Scheduled maturities of notes payable as of September 30, 2020 were as follows (in thousands):

Year	Amount Due
2020 (remaining)	$69
2021	294
2022	311
2023	14,659
Total	$15,333

8. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. In 2019, our board of trustees approved an extension of the maturity date to November 20, 2021. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. Accrued interest on these related party convertible notes was approximately $96,000 as of September 30, 2020 compared with approximately $81,000 as of December 31, 2019.

9. EARNINGS (LOSS) PER SHARE

The Company applies the guidance of ASC 260, "Earnings Per Share," for all periods presented herein. Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of earnings per Common Share calculations for the three and nine month periods ended September 30, 2020 and 2019.

For the three and nine month periods ended September 30, 2020, Class A Cumulative Preferred Shares ("Preferred A Shares"), Class C Convertible Preferred Shares ("Preferred C Shares") and Restricted Common Shares awarded pursuant to the 2016 plan (defined in Note 11 below) were not included in net loss per weighted average number of Common Shares dilutive, because the effect of the conversion would be anti-dilutive. For the three and nine month periods ended September 30, 2019, Class A Cumulative Preferred Shares ("Preferred A Shares"), Class C Convertible Preferred Shares ("Preferred C Shares") were included in net earnings per weighted average number of Common Shares.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three and nine month periods ended September 30, 2020 and 2019, the Company had $197,780 of convertible notes payable as discussed in Note 8. The convertible notes payable weighted average shares of 220,938 and 217,220 were not included in the computation of diluted earnings (loss) per Common Share for the three and nine months ended September 30, 2020, respectively, because the effect of the conversion would be anti-dilutive. The convertible notes payable weighted average shares of 206,038 and 202,306 were not included in the computation of diluted earnings per Common Share for the three and nine months ended September 30, 2019, respectively, because the effect of the conversion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$(34)	$214	$(307)	$291

Denominator:
Weighted average number of common shares - basic	482,394	405,169	431,098	405,169
Effect of dilutive securities:
Dilutive effect of restricted common shares	—	90,062	—	30,021
Assumed conversion of Preferred A Shares	—	53,610	—	53,610
Assumed conversion of Preferred C Shares	—	2,319,440	—	2,319,440
Weighted average number of common shares - dilutive	482,394	2,868,281	431,098	2,808,240

Earnings (Loss) Per Share:
Basic income (loss) per common share:
Net income (loss) available to common shareholders	$(0.07)	$0.53	$(0.71)	$0.72
Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$(0.07)	$0.07	$(0.71)	$0.10

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table presents the revenue and expenses with Whitestone included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Revenue (Expense)	2020	2019	2020	2019
Rent	Rental	$220	$211	$701	$524
Property management fees	Management fees	(99)	(168)	(320)	(510)
Asset management fees	Management fees	(46)	(56)	(129)	(150)
Rent expense	Office expenses	(4)	—	(14)	—
Interest expense	Interest expense	—	(52)	—	(161)

Receivables due from and payables due to related parties consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	Location of Receivable (Payable)	September 30, 2020	December 31, 2019
Tenant receivables and other receivables	Receivable due from related party	$845	$184
Accrued interest due to related party	Accrued interest payable	(96)	(81)
Other payables due to related party	Payable due to related party	(1,300)	(346)

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

On August 7, 2020, the Committee approved the grant of 122,665 Common Share Units to three members of the Company's Board of Trustees. These Common Share Units were issued on August 12, 2020 and vest immediately.

As of September 30, 2020, the maximum number of Common Shares or OP Units available to be granted is 2,130,293. During the nine months ended September 30, 2020, the following shares were granted and the following shares vested:

Description	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2020	90,062	$2.18
Granted	122,665	$1.35
Vested	(137,675)	$1.44
Non-vested at September 30, 2020	75,052	$2.18
Available for grant at September 30, 2020	2,130,293

(1) The fair value of the shares granted on July 1, 2019 were determined based on the share activity from the date of the three property sales on December 27, 2018 until the grant date July 1, 2019. The fair value of the shares issued on August 12, 2020 were determined by the the market price on date of issuance.

As of September 30, 2020, per the Award, the Company has determined that the time-based shares and the performance-based shares will fully vest by July 1, 2022. Time-based shares granted during the twelve months ended December 31, 2019 are amortized over their respective amortization periods. Performance-based shares granted during the twelve months ended December 31, 2019, will be amortized for three years. Performance-based shares that have not been achieved as of July 1, 2022 will be forfeited to the Company.

The total value of the time-based and performance-based shares granted on July 1, 2019 is approximately $196,000. The Company recognized approximately $16,000 and $52,000 in stock-based compensation expense for the three and nine months ended September 30, 2020, respectively, and recognized approximately $28,000 for the three and nine months ended September 30, 2019.

The total value of the Company's Board of Trustee's shares granted on August 7, 2020 is approximately $165,000. The Company recognized approximately $165,000 in stock-based compensation expense for the nine months ended September 30, 2020.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 13, 2020, the date the condensed consolidated financial statements were available to be issued and has determined that there are no subsequent events to be reported.

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

Overview

The Company is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone OP. As of September 30, 2020, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and we fully consolidate it on our condensed consolidated financial statements.

As of September 30, 2020, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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
On October 8, 2019, Pillarstone OP, through an indirect wholly owned subsidiary, Industrial-Office, LLC, sold a portfolio of three Real Estate Assets in Houston, Texas to an unaffiliated third party for $39.7 million in cash. Pillarstone OP used the net proceeds, after customary closing deductions, to pay off mortgage debt on several of the remaining Real Estate Assets, and repaid the remaining $5.7 million loan from Whitestone. In addition to the $5.7 million loan repayment, Whitestone received a $5.4 million cash distribution based on its approximate 81.6% ownership in Pillarstone OP as a result of the sale. The October 8, 2019 sale of three Real Estate Assets resulted in eight Real Estate Assets remaining in the Company's real estate portfolio at September 30, 2020.

Results of Operations

The following is a discussion of our results of operations for the three and nine month periods ended September 30, 2020 and 2019 and our financial condition, including:

•Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2020 and 2019.

•Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•Our primary sources and uses of cash for the nine month periods ended September 30, 2020 and 2019, and how we intend to generate cash for long-term capital needs.

•Our current income tax status.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report.

The comparability of our results of operations for the nine months ended September 30, 2020 to future periods may be impacted by the effects of the COVID-19 pandemic.

Comparison of the Nine Month Periods Ended September 30, 2020 and 2019

Leasing Activity

For the nine month period ended September 30, 2020, we executed 41 leases for a total lease value of $2.3 million compared to 78 leases for a total lease value of $9.1 million for the nine month period ended September 30, 2019.

Results of Operations

The following provides a general comparison of our results of operations for the nine month periods ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Number of properties	8	11
Aggregate GLA (sq. ft.)	926,798	1,307,930
Ending occupancy rate	61%	77%

Total revenues	$7,396	$11,536
Total operating expenses	6,198	8,080
Total other expenses	711	1,590
Provision for income tax expense (benefit)	(34)	(35)
Net income	521	1,901
Less: Non-controlling interest in subsidiary	828	1,610
Net income (loss) available to Common Shareholders	$(307)	$291

Revenues from Operations

We had total revenues for the nine month periods ended September 30, 2020 and 2019 of approximately $7,396,000  and $11,536,000, respectively, for a decrease of approximately $4,140,000, or 36%. The difference was comprised of a decrease of approximately $3,107,000 in rental revenues, $977,000 in expense reimbursements and an increase of $62,000 in bad debt, which is classified as a reduction of revenue, offset by an increase of $6,000 in other revenue. The overall decrease was primarily due to the sale of three Real Estate Assets as of October 8, 2019; however a portion of the bad debt increase was due to the impact of the COVID-19 pandemic.

Expenses from Operations

Our operating expenses were approximately $6,198,000 for the nine months ended September 30, 2020 compared to approximately $8,080,000 for the nine months ended September 30, 2019, a decrease of approximately $1,882,000, or 23%. The overall decrease was mostly due to the sale of three Real Estate Assets as of October 8, 2019, offset by an increase in general and administrative expenses of approximately $289,500 for Trustee fees. The overall decrease was primarily due to the sale of three Real Estate Assets as of October 8, 2019, and a significant amount of the bad debt increase was due to the impact of the COVID-19 pandemic.The primary components of operating expenses are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Operating and maintenance	$1,986	$2,595	$(609)	(23)%
Real estate taxes	1,384	1,954	(570)	(29)%
General and administrative	828	511	317	62%
Depreciation and amortization	1,551	2,360	(809)	(34)%
Management fees	449	660	(211)	(32)%
Total operating expenses	$6,198	$8,080	(1,882)	(23)%

The comparability of our results of operations for the nine months ended September 30, 2020 to future periods may be impacted by the effects of the COVID-19 pandemic.

Comparison of the Three Month Periods Ended September 30, 2020 and 2019

Leasing Activity

For the three month period ended September 30, 2020, we executed 18 leases for a total lease value of $0.7 million compared to 23 leases for a total lease value of $3.0 million for the three month period ended September 30, 2019.

Results of Operations

The following provides a general comparison of our results of operations for the three month periods ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020	2019
Number of properties	8	11
Aggregate GLA (sq. ft.)	926,798	1,307,930
Ending occupancy rate	61%	77%

Total revenues	$2,370	$3,863
Total operating expenses	1,946	2,694
Total other expenses	239	537
Provision for income tax expense (benefit)	2	(133)
Net income	183	765
Less: Non-controlling interest in subsidiary	217	551
Net income (loss) available to Common Shareholders	$(34)	$214

Revenues from Operations

We had total revenues for the three month periods ended September 30, 2020 and 2019 of approximately $2,370,000 and $3,863,000, respectively, for a decrease of approximately $1,493,000, or 39%. The difference was comprised of a decrease of approximately $1,110,000 in rental revenues, $341,000 in expense reimbursements and an increase of $50,000 in bad debt, which is classified as a reduction of revenue, offset by an increase of $8,000 in other revenue. The overall decrease was primarily due to the sale of three Real Estate Assets as of October 8, 2019; however a portion of the bad debt increase was due to the impact of the COVID-19 pandemic.

Expenses from Operations

Our operating expenses were approximately $1,946,000 for the three months ended September 30, 2020 compared to approximately $2,694,000 for the three months ended September 30, 2019, a decrease of approximately $748,000, or 28%. The overall decrease was mostly due to the sale of three Real Estate Assets as of October 8, 2019. The primary components of operating expenses are detailed in the table below (in thousands):

	Three Months Ended September 30,
	2020	2019	Change	% Change
Operating and maintenance	$638	$873	$(235)	(27)%
Real estate taxes	534	659	(125)	(19)%
General and administrative	153	137	16	12%
Depreciation and amortization	476	801	(325)	(41)%
Management fees	145	224	(79)	(35)%
Total operating expenses	$1,946	$2,694	$(748)	(28)%

The comparability of our results of operations for the three months ended September 30, 2020 to future periods may be impacted by the effects of the COVID-19 pandemic.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2020, our unrestricted cash resources were approximately $5,548,000. We are dependent on cash generated by our ownership of the eight Real Estate Assets to meet our liquidity needs.

During the nine months ended September 30, 2020, the Company's cash balance increased by $924,000 from $4,624,000 at December 31, 2019 to $5,548,000 at September 30, 2020. This increase in cash was due to cash provided by operating activities of approximately $1,737,000, offset by cash used in investing activities of approximately $607,000 and cash used in financing activities of approximately $206,000.

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

On October 8, 2019, Pillarstone OP, sold three Real Estate Assets in Houston, Texas to an unaffiliated third party for $39.7 million in cash, resulting in eight Real Estate Assets in the Company's real estate portfolio at December 31, 2019. Pillarstone OP used the net proceeds, after customary closing deductions, to repay mortgage debt secured by the Real Estate Assets sold on October 8, 2019 and other Real Estate Assets, and to repay the remaining $5.7 million of its $15.5 million loan from Whitestone OP. In addition to the $5.7 million loan repayment, Whitestone received a $5.4 million cash distribution from its 81.4% ownership of Pillarstone OP as a result of the sale. We expect our remaining debt balance to be repaid from raising capital, selling assets, and/or debt refinancing. As of September 30, 2020, the Company's debt obligations are approximately $15.5 million, including convertible notes payable. See Note 8 for more details on the Company's convertible notes payable.

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

COVID-19

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified,the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of November 13, 2020. As a result of the rapid development, fluidity and uncertainty surrounding the COVID-19 pandemic, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for future periods.

The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern" and characterized COVID-19 as a pandemic. As a result, U.S. and many local governments have implemented enhanced screenings, quarantine or shelter in place requirements and travel restrictions. For example, local governments in Texas, where all our properties are located, mandated a stay in place order, closed non-essential businesses and closed other types of service businesses, such as bars and restaurants, though they can continue to provide take out and drive through services temporarily and under certain circumstances be open at a limited capacity. However, the timing and ultimate impact of any such steps on the economy as a whole and on our tenants’ businesses and financial condition remains uncertain.

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
•Approximately 95% of our tenants (based on annualized base rent ("ABR")) are open and operating.
•As of the date of this Quarterly Report, we have received payment of approximately 93% of contractual base rent and common area maintenance reimbursable expenses billed for the third quarter. As is believed to be the case with other landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•We have cash and cash equivalents of approximately $5,548,000 as of September 30, 2020.
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

Current Tax Status

As of September 30, 2020 and December 31, 2019, we had net deferred tax liabilities of $95,000 and $96,000, respectively. As of September 30, 2020, we have an operating loss carryforward of approximately $345,000 available to be carried to future periods.

The income tax benefit (expense) included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 was comprised of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Federal	$10	$154	$73	$141
Texas franchise tax	(12)	(21)	(39)	(106)
Provision for income tax benefit (expense)	$(2)	$133	$34	$35

Interest Rates and Inflation
The Company was not significantly affected by inflation during the periods presented in this report due primarily to the relative low nationwide inflation rates and the Company having approximately 100% of its debt with fixed rates as of September 30, 2020.

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

Revenue recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. For the nine months ending September 30, 2020, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $50,000 for the conversion of four tenants to cash basis revenue as a result of our COVID-19 collectibility analysis. For the three months ending September 30, 2020, we did not recognize a straight-line rent reserve adjustment. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the condensed consolidated statements of operations.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2020.

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

Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2020 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

As a result of the COVID-19 pandemic, our employees worked remotely in part of the first and second quarters of 2020. However, our remote working arrangements have not had a material effect on our internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information of the Registrant for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited), (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the three months ended March 31, June 30 and September 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ James C. Mastandrea
Date:	November 13, 2020		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	November 13, 2020		John J. Dee Chief Financial Officer (Principal financial and accounting officer)