Form 10-K
period 2020-12-31
PILLARSTONE CAPITAL REIT
filed 2021-03-26
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☐ Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common shares held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $363,086 based on the closing price of $2.00 per common share on the Over-The-Counter Bulletin Board on that date.

As of March 26, 2021, the Registrant had issued 633,130 common shares of beneficial interest and had 595,000 shares outstanding after deducting 38,130 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2020.

PILLARSTONE CAPITAL REIT
FORM 10-K
Year Ended December 31, 2020

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
Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership LP, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of December 31, 2020, we owned 18.6% of the outstanding equity in Pillarstone OP and fully consolidate it on our financial statements.
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
Pursuant to the Contribution Agreement, Pillarstone agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act of 1933, as amended, the issuance of the common shares in the Company that may be issued upon redemption of the OP Units issued pursuant to the Contribution Agreement and the offer and resale of such common shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. No Pillarstone OP units were purchased under the OP Unit Purchase Agreement. Pillarstone and Whitestone agreed to extend the filing of the shelf registration statement to the date that the Company closes a public equity offering.
In connection with the Acquisition, (1) with respect to each Real Estate Asset (other than the Real Property Asset owned by Uptown Tower), Whitestone TRS, Inc. (“Whitestone TRS”), a subsidiary of Whitestone, entered into a Management Agreement with Pillarstone OP who owns such Real Estate Asset and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Real Estate Asset (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Real Estate Asset in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Real Estate Asset and (y) a monthly asset management fee equal to 0.125% of gross asset value ("GAV") (as defined in each Management Agreement as, generally, the purchase price of the respective Real Estate Asset based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Real Estate Asset. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

As a result of the Acquisition, Whitestone OP owns approximately 81.4% and Pillarstone owns approximately 18.6% of the outstanding equity in Pillarstone OP, which is fully consolidated on Pillarstone's financial statements.

On October 8, 2019, we completed the sale of Corporate Park West, Corporate Park Woodland and Plaza Park (the "2019 Real Estate Assets Sold"), each located in Houston, Texas. Corporate Park West sold for $20.3 million, and we recorded a gain on sale of $6.9 million. Plaza Park sold for $7.3 million, and we recorded a gain on sale of $4.0 million. Corporate Park Woodland sold for $12.2 million, and we recorded a gain on sale of $6.1 million. We have not included the 2019 Real Estate Assets Sold in discontinued operations as they did not meet the definition of discontinued operations.

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

Employees

As of December 31, 2020, the Company has one full time employee and two part time employees.

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

Item 2.  Properties.

General Physical and Economic Attributes

Pursuant to the Contribution Agreement, Pillarstone, through Pillarstone OP, acquired an investment portfolio consisting of 14 real estate assets (the "Real Estate Assets"). On December 27, 2018, Pillarstone sold a portfolio of three Real Estate Assets (the "2018 Real Estate Assets Sold") and on October 8, 2019, Pillarstone sold the 2019 Real Estate Assets Sold. The forementioned sales decreased Pillarstone's investment portfolio from 14 Real Estate Assets to eight Real Estate Assets. The following table sets forth certain information relating to each of our properties owned as of December 31, 2020.

Community Name	Location	Year Built/ Renovated	GLA	Percent Occupied at 12/31/2020	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
9101 LBJ Freeway	Dallas	1985	125,874	47%	$1,038	$17.55	$18.56
Corporate Park Northwest	Houston	1981	174,359	76%	1,834	13.84	13.59
Corporate Park Woodland II	Houston	2000	14,344	100%	244	17.01	16.94
Holly Hall Industrial Park	Houston	1980	90,000	49%	308	6.98	6.89
Holly Knight	Houston	1984	20,015	100%	432	21.58	21.23
Interstate 10 Warehouse	Houston	1980	151,000	31%	287	6.13	6.09
Uptown Tower	Dallas	1982	253,981	66%	3,952	23.58	23.25
Westgate Service Center	Houston	1984	97,225	81%	656	8.33	8.00

Total / Weighted Average			926,798	61%	$8,751	$15.48	$15.36

(1)    Calculated as the tenant's actual December 31, 2020 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2020. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2020 equaled approximately $8,000 for the month ended December 31, 2020.

(2)      Calculated as annualized base rent divided by gross leasable area ("GLA") leased as of December 31, 2020.  Excludes vacant space as of December 31, 2020.

(3)    Represents (i) the contractual base rent for leases in place as of December 31, 2020, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortized free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases as of December 31, 2020.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our Common Shares are not on an exchange but are quoted on the OTC Bulletin Board and on the pink sheets with the symbol "PRLE". The number of holders of record of our Common Shares was 100 as of March 23, 2021, and we estimate we have approximately 275 beneficial holders of Common Shares as of that date. As of March 23, 2021, we had 595,000 Common Shares of beneficial interest outstanding.

There is no established public trading market for the Common Shares. The following table sets forth the quarterly high and low sale prices per share of our Common Shares for the years ended December 31, 2020 and 2019 as reported on the OTC Bulletin Board. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

For the Year Ended December 31, 2020	High	Low

First Quarter	$1.20	$1.20
Second Quarter	$2.26	$1.20
Third Quarter	$2.30	$1.29
Fourth Quarter	$2.25	$1.15

For the Year Ended December 31, 2019	High	Low

First Quarter	$2.80	$1.65
Second Quarter	$1.80	$1.60
Third Quarter	$1.80	$1.80
Fourth Quarter	$1.80	$1.20

On March 23, 2021, the closing price of our Common Shares reported on the OTC Bulletin Board was $1.90 per share.

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

Our Class C Convertible Preferred Shares ("Class C Preferred Shares") were issued effective September 29, 2006 to the trustees of the Company who contributed cash and/or services for these shares. The Class C Preferred Shares are not quoted on an exchange or the OTC Bulletin Board.

Dividend Policy

We do not anticipate paying dividends on our Common Shares in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of the board of trustees and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of trustees.

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities in 2020.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a Maryland REIT engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone OP. As of December 31, 2020, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and we fully consolidate it on our consolidated financial statements.

As of December 31, 2020, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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
On December 27, 2018, Pillarstone OP sold the 2018 Real Estate Assets Sold in Houston, Texas, resulting in 11 Real Estate Assets in the Company's real estate portfolio at December 31, 2018.
On October 8, 2019, Pillarstone OP, through an indirect wholly owned subsidiary, Whitestone Industrial-Office, LLC, sold the 2019 Real Estate Assets Sold in Houston, Texas to an unaffiliated third party for $39.7 million in cash. Pillarstone OP used the net proceeds, after customary closing deductions, to pay off mortgage debt on several of the remaining Real Estate Assets, and repaid the remaining $5.7 million loan from Whitestone. In addition to the $5.7 million loan repayment, Whitestone received a $5.4 million cash distribution from its stake in Pillarstone OP as a result of the sale. The sale of the 2019 Real Estate Assets Sold resulted in eight Real Estate Assets remaining in the Company's real estate portfolio at December 31, 2020.

Results of Operations

The following is a discussion of our results of operations and net income for the years ended December 31, 2020 and 2019 and financial condition, including:

•Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.
•Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•Our primary sources and uses of cash for the year ended December 31, 2020 and 2019, and how we intend to generate cash for long-term capital needs.
•Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

The comparability of our results of operations for the year ended December 31, 2020 to future periods may be impacted by the effects of the COVID-19 pandemic.

Comparison of the Year Ended December 31, 2020 and 2019

Leasing Activity

For the year ended December 31, 2020, we executed 61 leases for a total lease value of $3.3 million compared to 89 leases for a total lease value of $10.0 million for the year ended December 31, 2019.

Results of Operations

The following table provides a general comparison of our results of operations for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019
Number of properties	8	8
Aggregate GLA (sq. ft.)	926,798	926,798
Ending occupancy rate	61%	75%

Total revenues	$9,671	$14,253
Total operating expenses	8,120	10,208
Total other (income) expense	928	(14,534)
Income tax provision (benefit)	(35)	280
Net income	658	18,299
Less: Noncontrolling interest in subsidiary	1,029	15,232
Net income (loss) available to Common Shareholders	$(371)	$3,067

Revenues from Operations

We had total revenues for the years ended December 31, 2020 and 2019 of approximately $9,671,000 and $14,253,000, respectively, for a decrease of approximately $4,582,000, or 32%. The difference was comprised of a decrease of approximately $3,492,000 in rental revenues, $1,008,000 in expense reimbursements and an increase of $82,000 in bad debt, which is classified as a reduction of revenue. The overall decrease was primarily due to the sale of the 2019 Real Estate Assets Sold as of October 8, 2019; however, a portion of the bad debt increase was due to the impact of the COVID-19 pandemic.

Expenses from Operations

Our operating expenses were approximately $8,120,000 for the year ended December 31, 2020 compared to approximately $10,208,000 for the year ended December 31, 2019, a decrease of approximately $2,088,000, or 20%, which was primarily due to the sale of the 2019 Real Estate Assets Sold as of October 8, 2019. The primary components of property expenses are detailed in the table below (in thousands):

	Year Ended December 31,
	2020	2019	Increase (Decrease)	% Increase (Decrease)
Depreciation and amortization	$2,055	$2,901	$(846)	(29)%
Operating and maintenance	2,644	3,480	(836)	(24)%
Real estate taxes	1,824	2,257	(433)	(19)%
General and administrative	1,006	753	253	34%
Management fees	591	817	(226)	(28)%
Total property expenses	$8,120	$10,208	$(2,088)	(20)%

Federal and State Income Tax Provision (Benefit)

Our income tax provision (benefit) was approximately $(35,000) for the year ended December 31, 2020 as compared to approximately $280,000 for the year ended December 31, 2019, a decrease in expense of approximately $315,000. The decrease in tax expense primarily resulted from approximately $17.0 million in gains on sales of properties by Pillarstone OP during the year ended December 31, 2019 that did not repeat during the year ended December 31, 2020.

Non-Controlling Interest

Our non-controlling interest represents 81.4% of the total outstanding units of Pillarstone OP which is owned by Whitestone OP. Net income from our non-controlling interest was $1.0 million for the year ended December 31, 2020 compared to $15.2 million for the year ended December 31, 2019. The majority of the decrease in net income for the non-controlling interest was primarily due to the sale of the 2019 Real Estate Assets Sold as of October 8, 2019 at a gain of $17.0 million.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2020, our unrestricted cash resources were approximately $5,109,000. We are dependent on cash generated by Pillarstone OP through Pillarstone OP's ownership of the remaining eight Real Estate Assets acquired in the Acquisition to meet our liquidity needs.

During the year ended December 31, 2020, the Company's cash balance increased by $485,000 from $4,624,000 at December 31, 2019 to $5,109,000 at December 31, 2020. This increase in cash was due to cash provided by operating activities of approximately $2,460,000, offset by cash used in investing activities of $659,000, and cash used in financing activities of approximately $1,316,000.

Our ability to access the capital markets will be dependent on a number of factors as well, including general market conditions and market perceptions about our Company. In light of the impact of the COVID-19 pandemic and other dynamics in the capital markets impacted by COVID-19 and the economic slowdown, our access to capital may be diminished.

Future Obligations

As part of the Acquisition on December 8, 2016, Pillarstone OP assumed approximately $65.9 million of liabilities related to the Real Estate Assets contributed by Whitestone OP. As the general partner of Pillarstone OP, we are ultimately liable for the repayment of the loans. Included in the $65.9 million of liabilities was $15.5 million due to Whitestone OP by December 8, 2018. As of December 31, 2018, Pillarstone repaid $17.3 million in outstanding loans, which included $9.8 million to Whitestone OP and $7.5 million to other noteholders using cash from operations and proceeds from the sale of certain Real Estate Assets. On December 27, 2018, the Company sold the 2018 Real Estate Assets Sold in Houston, Texas to an unaffiliated third party for $15.9 million, resulting in 11 Real Estate Assets in the Company's real estate portfolio at December 31, 2018.

As of December 31, 2019, Pillarstone OP, sold the 2019 Real Estate Assets Sold in Houston, Texas to an unaffiliated third party for $39.7 million in cash, resulting in eight Real Estate Assets in the Company's real estate portfolio at December 31, 2019. Pillarstone OP used the net proceeds, after customary closing deductions, to repay mortgage debt secured by the the 2019 Real Estate Assets Sold and other Real Estate Assets, and to repay the remaining $5.7 million of its $15.5 million loan from Whitestone OP. In addition to the $5.7 million loan repayment, Whitestone received a $5.4 million cash distribution from its 81.4% ownership of Pillarstone OP as a result of the sale. We expect our remaining debt balance to be repaid from raising capital, selling assets, and/or debt refinancing. As of December 31, 2020, the Company's debt obligation is approximately $15.5 million, including convertible notes payable. See Note 10 for more details on the Company's convertible notes payable.

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions, as follows:

•borrowings from new loans;
•additional equity issuances of our common and preferred shares; and
•proceeds from the sales of our real estate, a technology segment, and marketable securities.

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

COVID-19

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified,the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of March 26, 2021. As a result of the rapid development, fluidity and uncertainty surrounding the COVID-19 pandemic, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for future periods.

In March 2020, the World Health Organization declared COVID-19 a "Public Health Emergency of International Concern" and characterized COVID-19 as a pandemic. As a result, the U.S. and many local governments implemented enhanced screenings, quarantine or shelter in place requirements and travel restrictions. For example, local governments in Texas, where all our properties are located, mandated a stay in place order, closed non-essential businesses and closed other types of service businesses, such as bars and restaurants, though they continued to provide take out and drive through services and were able to be open at a limited capacity. As of the date of this Annual Report on Form 10-K, businesses are permitted to be open in Texas at 100% occupancy through Executive Order (GA-34).

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

Our portfolio and tenants have been impacted by these and other factors as follows:

•As of the date of this Annual Report, all of our properties are open and have been operating in compliance with federal, state and local COVID-19 guidelines and mandates.
•Approximately 94% of our tenants (based on annualized base rent ("ABR")) are open and operating.
•As of the date of this Annual Report, we have received payment of approximately 95% of contractual base rent and common area maintenance reimbursable expenses billed for the fourth quarter. As is believed to be the case with other landlords across the U.S., we have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•We have cash and cash equivalents of approximately $5,109,000 as of December 31, 2020.
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

Current Tax Status

As of December 31, 2020 and December 31, 2019, we had net deferred tax liabilities of $82,000 and $96,000, respectively. As of December 31, 2020, we do not have an operating loss carryforward available to be carried to future periods.

The income tax provision (benefit) included in the consolidated statements of operations for the years ended December 31, 2020 and 2019 was comprised of the following components (in thousands):

	Year Ended December 31,
	2020	2019
Federal	$(86)	$39
Texas franchise tax	51	241
	$(35)	$280

Interest Rates and Inflation

The Company was not significantly affected by inflation during the periods presented in this report due primarily to the relatively low nationwide inflation rates and the Company having 100% of its debt with a fixed rate as of December 31, 2020.

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

Revenue recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. For the year ended December 31, 2020, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $51,000 for the conversion of four tenants to cash basis revenue as a result of our COVID-19 collectability analysis. For the year ended December 31, 2019, we did not recognize a straight-line rent reserve adjustment.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the consolidated statements of operations.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2020.

Valuation Allowance of Deferred Tax Asset.     We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. The Company had net deferred tax liabilities of $82,000 as of December 31, 2020, and $96,000 as of December 31, 2019.

Item 8.  Financial Statements and Supplementary Data.

The required audited consolidated financial statements of the Company are included herein commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") in ensuring that the information required to be disclosed in our filings under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), as a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP defined in the Exchange Act and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
•provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or members of the board of trustees; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management's assessment of the effectiveness of our internal control over financial reporting as of 2020 was based on the criteria for effective internal control over financial reporting described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the Company's quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2021 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2021 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2021 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2021 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2021 Annual Meeting of Shareholders.

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

3.2	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)
4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (2)
10.1	Employment Agreement of James C. Mastandrea (filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)
10.2	Employment Agreement of John J. Dee (filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)
10.3	Restricted Share Agreement of James C. Mastandrea (filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)
10.4	Restricted Share Agreement of John J. Dee (filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)
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
101
The following financial information of the Registrant for the years ended December 31, 2020 and 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(1)Indicates a management contract or compensatory plan or arrangement
(2)Filed or furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT
Date:	March 26, 2021	By:	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO

PILLARSTONE CAPITAL REIT
Date:	March 26, 2021	By:	/s/ John J. Dee
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

PILLARSTONE CAPITAL REIT

Signature	Title	Date

/s/ James C. Mastandrea James C. Mastandrea	Trustee, Chief Executive Officer and President	March 26, 2021
(Principal Executive Officer)

/s/ John J. Dee John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	March 26, 2021
(Principal Finance and Principal Accounting Officer)

/s/ Dennis Chookaszian Dennis Chookaszian	Trustee	March 26, 2021

/s/ Kathy M. Jassem Kathy M. Jassem	Trustee	March 26, 2021

/s/ Paul T. Lambert Paul T. Lambert	Trustee	March 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of
Pillarstone Capital REIT:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pillarstone Capital REIT and subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index to Consolidated Financial Statements at Item 15 (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the Consolidated Financial Statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment of Real Estate Assets

As described in Note 3 to the Consolidated Financial Statements, management reviews properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines if an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. Actual results could differ from estimates supporting the Company's impairment analysis. If management's analysis indicates an impairment, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. As of December 31, 2020, the Company had $49 million in real estate assets, net of accumulated depreciation, with no impairment recognized for the year ended December 31, 2020.

We identified management's impairment assessment as a critical audit matter primarily because of the significant estimates involved in management's impairment analysis, as these estimates resulted in audit procedures involving a high degree of auditor judgment and subjectivity and challenges in obtaining and evaluating audit evidence.

Our testing procedures to address this critical audit matter included the following:

•obtaining an understanding of the Company’s internal control over financial reporting applicable to management’s impairment assessment, including controls pertaining to management’s estimates supporting the impairment analysis;

•evaluating the methodology used by management in its impairment analysis;

•comparing the operating income before depreciation for each property to historical results;

•evaluating the reasonableness of capitalization rates used in management’s impairment analysis, taking into consideration comparable market data, including the location and quality rating of the properties; and

•evaluating the completeness and accuracy of the underlying data used by management in its impairment analysis.

Collectability Assessment of Accrued Rents and Accounts Receivable

As described in Note 3 to the Consolidated Financial Statements, management reviews the collectability of charges under its tenant operating leases and accrued rental revenues related to the straight-line method of reporting rental revenue, taking into consideration changes in factors such as the tenant's payment history, the financial condition of the tenant, business conditions in which the tenant operates, and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants' businesses and financial condition. Actual results could differ from estimates supporting the Company's collectability analysis. If management deems it probable that a receivable will not be collected, an adjustment will be made to reduce rental revenue. As of December 31, 2020, the Company had $1,273,000 in accrued rents and accounts receivable, net of a $398,000 allowance for doubtful accounts. For the year ended December 31, 2020, the Company had a bad debt reduction to its rental revenue of $242,000, which included a bad debt adjustment of $57,000 and a straight-line rent reserve adjustment of $51,000 related to the conversion of 4 tenants to cash basis revenue.

We identified management's collectability assessment as a critical audit matter primarily because of the significant and unusual nature of the economic impact of the COVID-19 pandemic on collectability of charges under tenant operating leases, which materially contributed to a high degree of auditor judgment and challenges in obtaining and evaluating audit evidence when performing audit procedures.

Our testing procedures to address this critical audit matter included the following:

•obtaining an understanding of the Company’s internal control over financial reporting applicable to management’s collectability assessment, including controls pertaining to management’s estimates supporting the collectability analysis;

•evaluating the methodology used by management in its collectability analysis;

•evaluating the reasonableness of the aggregate allowance percentage for accrued rent and accounts receivable, taking into consideration rent payments receivable per leasing agreements and rent payments received from tenants during the year ended December 31, 2020; and

•evaluating the completeness and accuracy of the underlying data used by management in its collectability analysis.

/s/ Pannell Kerr Forster of Texas, P.C.
We have served as the Company’s auditor since 2016.

Houston, Texas
March 26, 2021

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019

ASSETS (a)
Real estate assets, at cost
Property	$56,294	$55,861
Accumulated depreciation	(7,180)	(5,522)
Total real estate assets	49,114	50,339
Cash and cash equivalents	5,109	4,624
Escrows and utility deposits	1,449	566
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,273	1,421
Receivable due from related party	132	184
Unamortized lease commissions and deferred legal cost, net	490	685
Prepaid expenses and other assets (1)	89	62
Total assets	$57,656	$57,881
LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$15,185	$15,434
Accounts payable and accrued expenses (2)	2,506	2,344
Payable due to related party	335	346
Convertible notes payable - related parties	198	198
Accrued interest payable	165	148
Tenants' security deposits	825	881
Total liabilities	19,214	19,351
Commitments and contingencies:	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2020 and December 31, 2019, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at December 31, 2020 and December 31, 2019, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 633,130 shares issued and 595,000 outstanding at December 31, 2020 and 443,299 shares issued and 405,169 outstanding at December 31, 2019	6	4
Additional paid-in capital	28,494	28,203
Accumulated deficit	(23,623)	(23,252)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	4,081	4,159
Noncontrolling interest in subsidiary	34,361	34,371
Total equity	38,442	38,530
Total liabilities and equity	$57,656	$57,881

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)
	December 31,
	2020	2019

(1) Operating lease right of use assets (net) (related to adoption of Topic 842)	$7	$7
(2) Operating lease liabilities (related to adoption of Topic 842)	$7	$7

	December 31,
	2020	2019

(a) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$56,290	$55,857
Accumulated depreciation	(7,177)	(5,519)
Total real estate assets	49,113	50,338
Cash and cash equivalents	4,321	3,331
Escrows and utility deposits	1,449	566
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,201	1,360
Receivable due from related party	132	184
Unamortized lease commissions and deferred legal cost, net	490	685
Prepaid expenses and other assets	37	35
Total assets	$56,743	$56,499

(b) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$15,185	$15,434
Accounts payable and accrued expenses	2,333	2,164
Payable due to related party	319	344
Accrued interest payable	63	67
Tenants' security deposits	825	881
Total liabilities	$18,725	$18,890

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019

Revenues
Rental (1)	$9,618	$14,200
Transaction and other fees	53	53
Total revenues	9,671	14,253

Operating expenses
Depreciation and amortization	2,055	2,901
Operating and maintenance	2,644	3,480
Real estate taxes	1,824	2,257
General and administrative	1,006	753
Management fees	591	817
Total operating expenses	8,120	10,208

Other expense (income)
Interest expense	816	2,409
Loss on disposal of assets	112	24
Gain on sale of properties	—	(16,967)
Total other expense (income)	928	(14,534)

Income before income taxes	623	18,579

Income tax benefit (provision)	35	(280)

Net income	658	18,299

Less: Noncontrolling interest in subsidiary	1,029	15,232

Net income (loss) attributable to Common Shareholders	$(371)	$3,067

Earnings (Loss) Per Share:
Basic income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$(0.81)	$7.57
Diluted income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$(0.81)	$1.02

Weighted average number of Common Shares outstanding:
Basic:	460,389	405,169
Diluted:	460,389	3,025,556

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
(in thousands)

	Year Ended December 31,
	2020	2019
(1) Rental
Rental revenues	$8,752	$12,244
Recoveries	1,108	2,116
Bad debt	(242)	(160)
Total rental	$9,618	$14,200

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	$3	$2	$4	$28,147	$(26,319)	$(801)	$1,036	$26,026	$27,062

Share-based compensation	—	—	—	56	—	—	56	—	56

Contributions to operating partnership	—	—	—	—	—	—	—	40	40

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(6,927)	(6,927)

Net income	—	—	—	—	3,067	—	3,067	15,232	18,299

Balance, December 31, 2019	$3	$2	$4	$28,203	(23,252)	$(801)	$4,159	$34,371	$38,530

Repurchase of common shares (1)	—	—	—	(6)	—	—	(6)	—	(6)

Share-based compensation	—	—	2	297	—	—	299	—	299

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(1,039)	(1,039)

Net income (loss)	—	—	—	—	(371)	—	(371)	1,029	658

Balance, December 31, 2020	$3	$2	$6	$28,494	$(23,623)	$(801)	$4,081	$34,361	$38,442

(1) During the year ended 2020, the Company acquired common shares held by an employee who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019

Cash flows from operating activities:
Net income	$658	$18,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,055	2,901
Amortization of deferred loan costs	28	160
Loss (gain) on sale or disposal of assets and properties	112	(16,943)
Bad debt	242	160
Share-based compensation	293	56
Changes in operating assets and liabilities:
Escrows and utility deposits	(883)	1,269
Accrued rents and accounts receivable	(94)	(221)
Receivable due from related party	52	(126)
Unamortized lease commissions and deferred legal cost, net	(68)	118
Prepaid expenses and other assets	(47)	(108)
Accounts payable and accrued expenses	179	(583)
Payable due to related party	(11)	(26)
Stock redemption payable - related party	—	(143)
Tenants' security deposits	(56)	(355)
Net cash provided by operating activities	2,460	4,458

Cash flows from investing activities:
Proceeds from sale of real estate	—	39,123
Additions to real estate	(659)	(1,727)
Net cash provided by (used in) investing activities	(659)	37,396

Cash flows from financing activities:
Distributions paid to noncontrolling interest in subsidiary	(1,039)	(6,927)
Extinguishment of debt costs	—	(523)
Repayments of notes payable	(277)	(31,790)
Net cash used in financing activities	(1,316)	(39,240)

Net increase in cash and cash equivalents	485	2,614
Cash and cash equivalents at beginning of period	4,624	2,010
Cash and cash equivalents at end of period	$5,109	$4,624

Supplemental disclosure of cash flow information:
Cash paid for interest	$795	$1,833
Cash paid for taxes	$195	$279
Non-cash investing activities:
Disposal of fully depreciated real estate	$50	$49
Additions to real estate contributed by related party	$—	$40

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2020

1.ORGANIZATION

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

2. BASIS OF PRESENTATION

Basis of consolidation. We have prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and generally accepted accounting principles in the United States ("U.S. GAAP"). In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of December 31, 2020 and 2019, the results of our operations for the years ended December 31, 2020 and 2019, and of our cash flows for the years ended December 31, 2020 and 2019 have been included. We also consolidate a variable interest entity ("VIE") when we are determined to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management and other contractual agreements. Consequently, the accompanying consolidated financial statements include the accounts of Pillarstone OP and a wholly-owned subsidiary that discontinued operations in 2002. See Note 4 for additional disclosure on our VIE.

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

Use of estimates.  In order to conform with U.S. GAAP, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2020 and 2019, and the reported amounts of revenues and expenses for the years ended December 31, 2020 and 2019. Actual results could differ from those estimates. Significant estimates that we use include the estimated fair value of properties acquired, allowance for doubtful accounts, impairment, the estimated useful lives for depreciable and amortizable assets and costs, and deferred taxes and the related valuation allowance for deferred taxes. Actual results could differ from those estimates. In particular, the COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company's business and markets, including the Company's operations and the operations of its tenants. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, reserves and allowances, fair value measurements, and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Notes to Consolidated Financial Statements
December 31, 2020
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

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2020 and 2019 consisted of demand deposits at commercial banks and brokerage accounts.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2020.

Accrued Rents and Accounts Receivable.  Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants' businesses and financial condition. With the adoption of Accounting Standards Codification ("ASC") No. 842, "Leases" ("Topic 842") effective January 1, 2019, we recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Prior to the adoption of Topic 842, we recognized an allowance for doubtful accounts and bad debt expense of the specific rents receivable. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. For the years ended December 31, 2020 and 2019, we had an allowance for uncollectible accounts of approximately $398,000 and $161,000, respectively. For the years ended December 31, 2020 and 2019, we recorded an adjustment to rental revenue in the amount of approximately $242,000 and $160,000, respectively. Included in the adjustment to rental revenue for the year ended December 31, 2020 was an adjustment of approximately

Notes to Consolidated Financial Statements
December 31, 2020
$57,000, related to credit losses for the conversion of approximately four tenants to cash basis revenue as a result of our COVID-19 collectability analysis.

In December 2019, a novel strain of coronavirus ("COVID-19") was reported to have surfaced in China. In March 2020, the World Health Organization declared COVID-19 a "Public Health Emergency of International Concern" and characterized COVID-19 as a pandemic. The U.S. government implemented enhanced screenings, quarantine requirements and travel restrictions in connection with the COVID-19 outbreak. The spread of this virus caused business disruption to the Company beginning in 2020, because businesses in the United States were concerned about the impact of COVID-19 on their operations. Local governments in Texas, where all our properties are located, mandated a stay in place order, closed non-essential businesses, and closed other types of service businesses, such as bars and restaurants, (though they continued to provide take out and drive through services). As of the date of this Annual Report on Form 10-K, businesses are permitted to be open in Texas at 100% occupancy through Executive Order (GA-34).

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and markets, including how it will impact the businesses of its tenants. The Company has put in place a temporary response team to address tenant concerns in light of the COVID-19 pandemic. The response team is in ongoing communication with the Company's tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020. The Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests, as a result of the COVID-19 pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in lease concessions, nor is the Company forgoing its contractual rights under its lease agreements at this time. The Company is unable to predict the ongoing impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration and spread of the pandemic, its severity in the Company's markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. As of the date of this Annual Report on Form 10-K, as a result of the impact of the COVID-19 pandemic, we have received payments of approximately 95% of contractual base rent and common area maintenance reimbursable expenses billed for the fourth quarter of 2020. As of December 31, 2020 we had two tenants on a deferred payment plan.

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

Revenue recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. For the year ending December 31, 2020, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $51,000 for the conversion of four tenants to cash basis revenue as a result of our COVID-19 collectability analysis. For the year ending December 31, 2019, we did not recognize a straight-line rent reserve adjustment.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the consolidated statements of operations.

We recognize lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured. Additionally, we may have tenants who pay real estate taxes directly to the taxing authority.

Notes to Consolidated Financial Statements
December 31, 2020
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

Embedded in the effective tax rate for the years ended December 31, 2020 and December 31, 2019 are the tax effects of the Company's operating activities. For the year ended December 31, 2020, the Company's effective tax rate applied to its income before income taxes decreased in relation to the statutory rate as a result of income allocated to noncontrolling interest and increased in relation to the statutory rate primarily as a result of state income tax. For the year ended December 31, 2019, the Company's effective tax rate applied to its income before income taxes decreased in relation to the statutory tax rate primarily as a result of a change in the treatment of the gain on certain Real Estate Asset sales described below and income allocated to noncontrolling interest. Please refer to Note 15 (Income Taxes) to the accompanying consolidated financial statements for more information regarding the effective tax rate.

As of December 31, 2020, we did not have a net operating loss carry-forward and as of December 31, 2020 and December 31, 2019, we had net deferred tax liabilities of $82,000 and $96,000, respectively.

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

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of a fixed rate secured note aggregates to approximately $15.8 million and $16.3 million as compared to the book value of approximately $15.3 million and $15.5 million as of December 31, 2020 and 2019, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC No. 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities,

Notes to Consolidated Financial Statements
December 31, 2020
discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Notes to Consolidated Financial Statements
December 31, 2020

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

We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the consolidated financial statements of operations. For the year ended December 31, 2020, we had rental revenues of approximately $8,752,000, and rental reimbursements of approximately $1,108,000 compared to rental revenues of approximately $12,244,000 and rental reimbursements of approximately $2,116,000 for the year ended December 31, 2019.

We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenants' payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenant's business and financial condition. Each tenant is included in one of several portfolios and an allowance is calculated using the calculation methodology for the respective portfolio. With the adoption of Topic     842, we will recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.

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

Notes to Consolidated Financial Statements
December 31, 2020

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

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheets as of December 31, 2020 and 2019 consists of the following (in thousands):

	December 31,
	2020	2019
Real estate assets, at cost
Property	$56,290	$55,857
Accumulated depreciation	(7,177)	(5,519)
Total real estate assets	49,113	50,338
Cash and cash equivalents	4,321	3,331
Escrows and utility deposits	1,449	566
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,201	1,360
Receivable due from related party (1)	132	184
Unamortized lease commissions and deferred legal cost, net	490	685
Prepaid expenses and other assets	37	35
Total assets	$56,743	$56,499

Notes payable	$15,185	$15,434
Accounts payable and accrued expenses	2,333	2,164
Payable due to related party	319	344
Accrued interest payable	63	67
Tenants' security deposits	825	881
Total liabilities	$18,725	$18,890

(1)    Excludes approximately $0.03 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of December 31, 2020 and approximately $0.5 million as of December 31, 2019.

5. REAL ESTATE

As of December 31, 2020, Pillarstone OP owned eight commercial properties in the Dallas and Houston metropolitan areas comprised of approximately 0.9 million square feet of gross leasable area.

On October 8, 2019, we completed the sale of Corporate Park West, Corporate Park Woodland and Plaza Park (the "2019 Real Estate Assets Sold", each located in Houston, Texas. Corporate Park West sold for $20.3 million, and we recorded a gain on sale of $6.9 million. Plaza Park sold for $7.3 million, and we recorded a gain on sale of $4.0 million. Corporate Park Woodland sold for $12.2 million, and we recorded a gain on sale of $6.1 million. We have not included the 2019 Real Estate Assets Sold in discontinued operations as they did not meet the definition of discontinued operations.

Notes to Consolidated Financial Statements
December 31, 2020
6. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2020	2019
Tenant receivables	$558	$271
Accrued rents and other recoveries	1,113	1,311
Allowance for doubtful accounts	(398)	(161)
Total	$1,273	$1,421

7. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COSTS, NET

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2020	2019
Leasing commissions	$1,290	$1,377
Deferred legal costs	12	18
Total cost	1,302	1,395
Less: leasing commissions accumulated amortization	(802)	(698)
Less: deferred legal costs accumulated amortization	(10)	(12)
Total cost, net of accumulated amortization	$490	$685

A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Legal Costs	Total
2021	$175	$1	$176
2022	121	1	122
2023	81	—	81
2024	49	—	49
2025	31	—	31
Thereafter	31	—	31
Total	$488	$2	$490

Notes to Consolidated Financial Statements
December 31, 2020
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of December 31, 2020 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents (1)
2021	$6,780
2022	4,516
2023	3,249
2024	1,925
2025	962
Thereafter	735
Total	$18,167

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. On February 1, 2017, Pillarstone signed a lease with Whitestone for the premises located at 2600 S. Gessner Road, Suite 555 Houston, Texas 77063. The lease term is three years and five months. The rentable area of the premises is approximately 678 square feet. Total rent expense for the year ended December 31, 2020 was approximately $12,328 compared to $11,785 for the year ended December 31, 2019. The weighted average incremental borrowing rate was 4.5% at December 31, 2020. The previous lease term expired on June 30, 2020 and a renewal lease was signed extending the term through June 30, 2021. The remaining lease term as of December 31, 2020 was six months.

The following table summarizes the fixed, future minimum rental payment, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liability for our operating lease in which we are the lessee as of December 31, 2020 (in thousands):

Year Ended December 31,	Minimum Future Rents
2021	$7
Total undiscounted rental payments	7
Total lease liabilities (1)	$7

(1) Imputed interest is immaterial and therefore not disclosed in the above table.

Notes to Consolidated Financial Statements
December 31, 2020
9. DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2020	2019
Fixed rate notes
$16.5 million 4.97% Note, due September 26, 2023	$15,262	$15,539
Total notes payable principal	15,262	15,539
Less deferred financing costs, net of accumulated amortization	(77)	(105)
Total notes payable	$15,185	$15,434

Our mortgage debt was collateralized by one operating property as of December 31, 2020 and December 31, 2019 with a net book value of $21.8 million and $22.3 million, respectively. Our loan contains restrictions that would require prepayment penalties for the acceleration of outstanding debt and is secured by a deed of trust on our property and the assignment of certain rents and leases associated with our property. As of December 31, 2020, we were in compliance with our loan covenants.

Scheduled maturities of notes payable as of December 31, 2020 were as follows, (in thousands):

Year	Amount Due
2021	$292
2022	311
2023	14,659
Total	$15,262

Notes to Consolidated Financial Statements
December 31, 2020
10. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. In 2019, the Pillarstone board of trustees approved an extension of the maturity date to November 20, 2021. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. Accrued interest on these related party convertible notes was approximately $101,000 as of December 31, 2020 compared with approximately $81,000 as of December 31, 2019.

11. SHAREHOLDERS' EQUITY

Operating partnership units. Substantially all of our business is conducted through Pillarstone OP and we are the sole general partner. As of December 31, 2020, we owned an 18.6% interest in Pillarstone OP. At any time on or after six months following the date of the initial issuance thereof, limited partners in Pillarstone OP holding OP Units have the right to convert their OP Units for cash, or at our option, Common Shares of Pillarstone. As of December 31, 2020, there were 16,688,167 OP Units outstanding.

The holders of our common shares, Class A Cumulative Preferred Shares ("Class A Preferred Shares") and Preferred Class C Convertible Preferred shares ("Class C Preferred Shares") approved changes to our declaration of trust, as amended and restated. We presently have authority to issue up to 450,000,000 shares of beneficial interest, $0.01 par value per share, of which 400,000,000 are classified as Common Shares of beneficial interest, $0.01 par value per share and 50,000,000 are classified as preferred shares of beneficial interest, $0.01 par value per share. Of the 50,000,000 preferred shares of beneficial interest, 1,518,000 shares are designated as Class A Preferred Shares and 300,000 shares are designated as Class C Preferred Shares.

Preferred shares. The Company has outstanding 256,636 Class A Preferred Shares of which 95,226 Class A Preferred Shares were issued to the public. The Class A Preferred Shares bear a liquidation value of $10.00 per share. The Class A Preferred Shares are each convertible into 0.046 Common Shares subject to certain formulas. We have the right to redeem the Class A Preferred Shares.

Effective June 30, 2003, we issued 696,078 Class A Preferred Shares valued at approximately $2.4 million to James C. Mastandrea, our Chairman, Chief Executive Officer and President, and John J. Dee, our Chief Financial Officer and Senior Vice President, pursuant to separate restricted share agreements. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:
•the date our gross assets exceed $50 million, or

•50% of the restricted shares on March 4, 2004; 25% of the shares on March 4, 2005 and the remaining 25% of the shares on March 4, 2006.

The Company has not vested any of the above shares. While the Company's gross assets exceed $50 million, when considering its 18.6% ownership of Pillarstone OP, its effective ownership of gross assets is less than $50 million.
In conjunction with a one-time incentive exchange offer for Class A Preferred shareholders, Messrs. Mastandrea and Dee exchanged 534,668 of these restricted Class A Preferred Shares into 163,116 restricted Common Shares. The restrictions described above are also applicable to their Common Shares. The remaining 161,410 restricted Class A Preferred Shares held by Messrs. Mastandrea and Dee can each be converted into 0.305 restricted Common Shares. The market value of 161,410 restricted Class A Preferred Shares and 163,116 restricted Common Shares is approximately $478,000 at December 31, 2020 and there is limited trading volume of the Common Shares on OTC Bulletin Board.
The number of Common Shares and the conversion factor have been revised to reflect the 1-for-75 reverse split of the Common Shares that occurred in July 2006.

During 2020 and 2019, no Class A Preferred Shares were converted into Common Shares.

Notes to Consolidated Financial Statements
December 31, 2020
Effective September 29, 2006, Pillarstone filed articles supplementary to its Declaration of Trust, as amended, restated and supplemented with the State Department of Assessment and Taxation of Maryland designating 300,000 Class C Preferred Shares. The Class C Preferred Shares have voting rights equal to the number of Common Shares into which they are convertible. Each Class C Preferred Share is convertible into Common Shares by dividing the sum of $10.00 and any accrued but unpaid dividends on the Class C Preferred Shares by the conversion price of $1.00. The Class C Preferred Shares have a liquidation preference of $10.00 per share, plus any accrued but unpaid dividends, and can be redeemed by the board of trustees at any time, with notice, at the same price per share.

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
Each of the trustees of Pillarstone, who were members of the board of trustees in September 2006, signed a restricted share agreement with Pillarstone, dated September 29, 2006, to receive a total of 12,500 restricted Class C Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Preferred Shares were to be removed upon the latest to occur of a public offering by Pillarstone sufficient to liquidate the Class C Preferred Shares, an exchange of Pillarstone's existing shares for new shares, or September 29, 2008. These shares were fully amortized by the original date in 2008. On October 22, 2018, Daryl Carter, one of the trustees, forfeited his Class C Preferred Shares as a result of his resignation from our board of trustees.
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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted Common Shares for the years ended December 31, 2020 and 2019:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2018	168,449	$11.44
Vested	—	—
Unvested at December 31, 2019	168,449	$11.44
Vested	—	—
Unvested at December 31, 2020	168,449	$11.44

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
On June 30, 2003, our shareholders approved the issuance of an agreement to issue additional Common Shares to Paragon Real Estate Development, LLC of which Mr. Mastandrea is the managing member, and Mr. Dee is a member. In September 2006, Pillarstone amended this agreement to include each of the trustees to the agreement so that if a trustee brings a new transaction to Pillarstone, he would receive additional Common Shares of Pillarstone in accordance with a formula in the agreement. In January 2016, the non-employee trustees and Mr. Mastandrea agreed to make this agreement for only non-

Notes to Consolidated Financial Statements
December 31, 2020
employee trustees. The agreement is intended to serve as an incentive for our trustees to increase the asset base, net operating income, funds from operations, and share value of Pillarstone. The exact number of Common Shares that would be issued will be calculated in accordance with a formula in the agreement based on future acquisition, development or redevelopment transactions. Any of these transactions would be subject to approval by the members of our board of trustees who are not receiving the additional Common Shares. We would issue our Common Shares only upon the closing of a transaction. The maximum number of Common Shares a trustee may receive under the additional contribution agreement is limited to a total value of $26 million based on the average closing price of our Common Shares for 30 calendar days preceding the closing of any acquisition transaction. The Common Shares will be restricted until we achieve the five years-year pro forma income target for the acquisition, as approved by the board of trustees, and an increase of 5% in Pillarstone's net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement. In 2020, the non-employee trustees decided not to participate in the agreement.
Options. On November 16, 1998, we adopted the 1998 Share Option Plan. In 2004 the board of trustees unanimously recommended and the shareholders approved amendments to our 1998 Share Option Plan to increase the number of shares available for grant from 42,222 to 46,666 and to conform with then current tax regulations (“2004 Plan”). The 2004 Plan expired in 2014; the one outstanding grant of 667 options remains effective until 90 days after the term ends of the individual trustee. As of December 31, 2020 and 2019, there was no remaining unrecognized cost related to stock options.

The following table summarizes the activity for outstanding stock options:

Options Outstanding
Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Shares	Price	(in years)	Intrinsic Value (1)

Balance at December 31, 2018	667	$33.75	1.25	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	—	$—
Balance at December 31, 2019	667	$33.75	1.25	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	—	—
Balance at December 31, 2020	667	$33.75	1.25	$—
Vested and exercisable as of December 31, 2020	—	$—	—	$—

(1)    The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2020. Because the weighted average exercise price exceeds fair market value at December 31, 2020, there is no aggregate intrinsic value for the options.

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

Notes to Consolidated Financial Statements
December 31, 2020
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

On August 7, 2020, the Committee approved the grant of 122,665 Common Share Units to three independent members of the Company's board of trustees. These Common Share Units were issued on August 12, 2020 and vested immediately.

On December 17, 2020, the Committee approved the grant of 56,607 Common Share Units to three independent members of the Company's board of trustees. These Common Share Units were issued on December 17, 2020 and vested immediately.

As of December 31, 2020, the maximum number of Common Shares or OP Units available to be granted is 2,073,686. During the year ended December 31, 2020, the following shares were granted:

Description	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2020	90,062	$2.18
Granted	179,272	$1.29
Vested	(194,282)	$1.36
Non-vested at December 31, 2020	75,052	$2.18
Available for grant at December 31, 2020	2,073,686

(1) The fair value of the shares granted on July 1, 2019 were determined based on the share activity from the date of the three property sales on December 27, 2018 until the grant date July 1, 2019. The fair value of the shares issued on August 12, 2020 and December 17, 2020 were determined by the market price on the dates of issuance.

As of December 31, 2020, per the Award, the Company has determined that the time-based shares and the performance-based shares will vest by July 1, 2022. The time-based shares granted on July 1, 2019 are amortized over their respective amortization periods. The performance-based shares granted on July 1, 2019 will be amortized for three years. Performance-based shares that have not been achieved as of July 1, 2022 will be forfeited to the Company.

The total value of the time-based and performance-based shares granted on July 1, 2019 is approximately $196,000. The Company recognized approximately $68,000 and $56,000 in share-based compensation expense for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, the Company had approximately $73,000 in unrecognized share-based compensation expense.

The total value of the Company's board of trustee's shares granted on August 7, 2020 and December 17, 2020 is approximately $166,000 and $65,000, respectively. The Company recognized approximately $231,000 in share-based compensation expense for the year ended December 31, 2020. No share-based compensation expense for trustee compensation was recognized for the year ended December 31, 2019.

Notes to Consolidated Financial Statements
December 31, 2020
13. EARNINGS PER SHARE

The Company applies the guidance of ASC No. 260, "Earnings Per Share," for all periods presented herein. Net earnings per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of earnings per Common Share calculations for the years ended December 31, 2020 and 2019.

For the year ended December 31, 2020, Class A Preferred Shares, Class C Preferred Shares and Restricted Common Shares awarded pursuant to the 2016 Plan (defined in Note 11 above) were not included in net loss per weighted average Common Share outstanding-diluted, because the effect of the conversion would be anti-dilutive. For the year ended December 31, 2019, Class A Preferred Shares, Class C Preferred Shares and Restricted Common Shares awarded pursuant to the 2016 Plan were included in net income per weighted average Common Share outstanding-diluted. During the years ended December 31, 2020 and 2019, the Company had $197,780 of convertible notes payable as discussed in Note 10. The convertible notes payable were not included in the computation of diluted loss per share in 2020 but were included in the computation of diluted earnings per share in 2019.

	For the Year Ended December 31,
(in thousands, except share and per share data)	2020	2019

Numerator:
Net income (loss) available to common shareholders	$(371)	$3,067
Dilutive effect of interest from convertible notes payable	—	20
Net income (loss) available to common shareholders with assumed conversion	$(371)	$3,087

Denominator:
Weighted average number of common shares - basic	460,389	405,169
Effect of dilutive securities:
Dilutive effect of restricted common shares	—	45,031
Assumed conversion of Class A Preferred Shares	—	53,610
Assumed conversion of Class C Preferred Shares	—	2,319,440
Assumed conversion of convertible notes payable	—	202,306
Weighted average number of common shares - dilutive	460,389	3,025,556

Earnings (Loss) Per Share:
Basic income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$(0.81)	$7.57
Diluted income (loss) per Common Share:
Net income (loss) available to Common Shareholders	$(0.81)	$1.02

14. DIVIDENDS AND DISTRIBUTIONS

No cash distributions were declared during 2020 and 2019 with respect to common or preferred shares.

15. INCOME TAXES

The Company follows the provisions of ASC Topic 740 which provides for recognition of deferred tax assets and liabilities for deductible temporary timing differences, net of a valuation allowance for any asset for which it is more-likely-than-not will not be realized in the Company’s tax return.

Notes to Consolidated Financial Statements
December 31, 2020
Income tax benefit (provision) was $35,000 and $(280,000) for the years ended December 31, 2020 and 2019, respectively.

The income tax benefit (provision) included in the consolidated statements of operations for the years ended December 31, 2020 and 2019 was comprised of the following components (in thousands):

	For the Year Ended December 31,
	2020	2019
Federal:
Current	$72	$57
Deferred	14	(295)
Change in valuation allowance	—	199
	$86	$(39)

State:
Current	$(51)	$(241)
	$(51)	$(241)

Total tax benefit (provision)	$35	$(280)

The items accounting for the difference between income taxes computed at the Federal statutory rate and our effective rate were as follows:

	For the Year Ended December 31,
	2020	2019
Federal statutory rate	21%	21%
Effect of:
Noncontrolling interest	(35)%	(17)%
State income tax, net of Federal tax effect	6%	1%
Permanent difference	2%	—%
Change in deferred valuations	—%	(2)%
Change in valuation allowance	—%	(1)%
Effective rate	(6)%	2%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets and (liabilities):
Depreciation and amortization	$(137)	$(121)
Acquisition and organizational costs	56	61
Accruals and others	(1)	(36)
Total deferred tax assets and (liabilities)	$(82)	$(96)

The Company had deferred tax liabilities of $82,000 and $96,000 as of December 31, 2020 and December 31, 2019, respectively. Deferred tax liabilities are accounted for on the accounts payable and accrued expenses line item on the Company's balance sheet. As of December 31, 2020, the Company had no net operating loss carry-forwards available to be carried to future periods.

Notes to Consolidated Financial Statements
December 31, 2020
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

Mr. James C. Mastandrea, the Chairman and Chief Executive Officer of Whitestone REIT, also serves as the Chairman and Chief Executive Officer of Pillarstone Capital REIT and beneficially owns approximately 78.2% of the outstanding equity in Pillarstone Capital REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Mr. John J. Dee, the Chief Operating Officer and Corporate Secretary of Whitestone REIT, also serves as the Senior Vice President and Chief Financial Officer of Pillarstone Capital REIT and beneficially owns approximately 27.0% of the outstanding equity in Pillarstone Capital REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Paul T. Lambert, a Trustee of Whitestone REIT, also serves as a Trustee of Pillarstone Capital REIT.

Pursuant to the Contribution Agreement, the Company agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act of 1933, as amended, the issuance of the common shares in the Company that may be issued upon redemption of the OP Units issued pursuant to the Contribution Agreement and the offer and resale of such common shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein) of Whitestone, Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. No Pillarstone OP units were purchased under the OP Unit Purchase Agreement. Pillarstone and Whitestone agreed to extend the filing of the shelf registration statement to the date that the Company closes a public equity offering.

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

Notes to Consolidated Financial Statements
December 31, 2020
The following table presents the revenue and expenses with Whitestone included in our consolidated statements of operations for the years ended December 31, 2020 and 2019 (in thousands):

		For the Year Ended December 31,
	Location of Revenue (Expense)	2020	2019
Rent	Rental	$921	$703
Property management fees	Management fees	(418)	(626)
Asset management fees	Management fees	(173)	(191)
Rent expense	Office expenses	(17)	(12)
Interest expense	Interest expense	—	(171)

Receivables due from and payables due to related parties consisted of the following as of December 31, 2020 and 2019 (in thousands):

		December 31,
	Location of Receivable (Payable)	2020	2019
Tenant receivables and other receivables	Receivable due from related party	$132	$184
Accrued interest due to related party	Accrued interest payable	(101)	(81)
Other payables due to related party	Payable due to related party	(335)	(346)

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

19. SUBSEQUENT EVENTS

Notes to Consolidated Financial Statements
December 31, 2020
Management has evaluated subsequent events through March 26, 2021, the date the consolidated financial statements were available to be issued and has determined that there are no subsequent events to be reported.

PILLARSTONE CAPITAL REIT
Schedule II - Valuation and Qualifying Accounts
December 31, 2020

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Revenue/	from	End of
Description	of Year	Expense	Reserves	Year
Deferred tax asset allowance:
Year ended December 31, 2020	$—	$—	$—	$—
Year ended December 31, 2019	199	(199)	—	—
Year ended December 31, 2018	490	(291)	—	199

Allowance for doubtful accounts:
Year ended December 31, 2020	$161	$242	$(5)	$398
Year ended December 31, 2019	53	160	(52)	161
Year ended December 31, 2018	539	292	(778)	53

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total

Pillarstone OP Properties:
9101 LBJ Freeway	$3,590	$2,811	$274	$—	$3,590	$3,085	$6,675
Corporate Park Northwest	1,326	5,009	688	—	1,326	5,697	7,023
Corporate Park Woodland II	2,730	24	41	—	2,730	65	2,795
Holly Hall Industrial Park	2,730	1,768	85	—	2,730	1,853	4,583
Holly Knight	807	1,231	193	—	807	1,424	2,231
Interstate 10 Warehouse	2,915	765	163	—	2,915	928	3,843
Uptown Tower r (3)	7,304	15,493	2,462	—	7,304	17,955	25,259
Westgate Service Center	937	2,502	446	—	937	2,948	3,885
Total - Pillarstone OP Properties	$22,339	$29,603	$4,352	$—	$22,339	$33,955	$56,294

PILLARSTONE CAPITAL REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020

		Accumulated Depreciation	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Acquired	Life
Pillarstone OP Properties:
9101 LBJ Freeway		$645	12/8/2016	5-39 years
Corporate Park Northwest		1,496	12/8/2016	5-39 years
Corporate Park Woodland II		37	12/8/2016	5-39 years
Holly Hall Industrial Park		302	12/8/2016	5-39 years
Holly Knight		244	12/8/2016	5-39 years
Interstate 10 Warehouse		227	12/8/2016	5-39 years
Uptown Tower (3)		3,494	12/8/2016	5-39 years
Westgate Service Center		735	12/8/2016	5-39 years
Total - Pillarstone OP Properties		$7,180

(1)     Reconciliations of total real estate carrying value for the years ended December 31, 2020 and 2019 follows, (in thousands):

	For the Year Ended December 31,
	2020	2019
Balance at beginning of period	$55,861	$77,941
Additions - improvements	659	1,767
Deductions - cost of real estate sold or retired	(226)	(23,847)
Balance at close of period	$56,294	$55,861

(2)    The aggregate cost of real estate (in thousands) for federal income tax purposes is $55,282.
(3)    This property secures a $15.3 million mortgage note.