Form 10-Q
period 2021-06-30
PILLARSTONE CAPITAL REIT
filed 2021-08-13
CIK 928953

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Yes ☐      No ☒

The Registrant had 606,000 Common Shares, par value $0.01 per share, outstanding as of August 13, 2021.

FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS (a)
Real estate assets, at cost
Property	$56,631	$56,294
Accumulated depreciation	(7,912)	(7,180)
Total real estate assets	48,719	49,114
Cash and cash equivalents	4,758	5,109
Escrows and utility deposits	1,319	1,449
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,159	1,273
Receivable due from related party	487	132
Unamortized lease commissions and deferred legal cost, net	478	490
Prepaid expenses and other assets (1)	194	89
Total assets	$57,114	$57,656

LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$15,053	$15,185
Accounts payable and accrued expenses (2)	1,581	2,506
Payable due to related party	646	335
Convertible notes payable - related parties	198	198
Accrued interest payable	176	165
Tenants' security deposits	832	825
Total liabilities	18,486	19,214
Commitments and contingencies:	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at June 30, 2021 and December 31, 2020, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at June 30, 2021 and December 31, 2020, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 633,130 shares issued and 595,000 outstanding at June 30, 2021 and December 31, 2020	6	6
Additional paid-in capital	28,511	28,494
Accumulated deficit	(23,768)	(23,623)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	3,953	4,081
Noncontrolling interest in subsidiary	34,675	34,361
Total equity	38,628	38,442
Total liabilities and equity	$57,114	$57,656
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	June 30, 2021	December 31, 2020
	(unaudited)
(1) Operating lease right of use assets (net)	$—	$7
(2) Operating lease liabilities	$—	$7

	June 30, 2021	December 31, 2020
	(unaudited)
(a) Assets of condensed consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$56,628	$56,290
Accumulated depreciation	(7,908)	(7,177)
Total real estate assets	48,720	49,113
Cash and cash equivalents	4,196	4,321
Escrows and utility deposits	1,319	1,449
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,086	1,201
Receivable due from related party	487	132
Unamortized lease commissions and deferred legal cost, net	478	490
Prepaid expenses and other assets	156	37
Total assets	$56,442	$56,743

(b) Liabilities of condensed consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$15,053	$15,185
Accounts payable and accrued expenses	1,463	2,333
Payable due to related party	629	319
Accrued interest payable	65	63
Tenants' security deposits	829	825
Total liabilities	$18,039	$18,725

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues
Rental (1)	$2,259	$2,436	$4,439	$5,005
Transaction and other fees	13	4	23	21
Total revenues	2,272	2,440	4,462	5,026

Operating expenses
Depreciation and amortization	502	524	999	1,075
Operating and maintenance	736	523	1,454	1,348
Real estate taxes	393	433	802	850
General and administrative	176	452	383	675
Management fees	145	156	284	304
Total operating expenses	1,952	2,088	3,922	4,252

Other expenses (income)
Interest expense, net	204	210	407	406
Loss on disposal of assets	—	1	—	66
Other income	(24)	—	(24)	—
Total other expenses	180	211	383	472

Income before income taxes	140	141	157	302

Provision for income tax benefit (expense)	5	38	12	36

Net income	145	179	169	338

Less: Noncontrolling interest in subsidiary	205	393	314	611
Net loss attributable to Common Shareholders	$(60)	$(214)	$(145)	$(273)

Loss Per Share:
Basic loss per Common Share:
Net loss available to Common Shareholders	$(0.10)	$(0.53)	$(0.24)	$(0.67)
Diluted loss per Common Share:
Net loss available to Common Shareholders	$(0.10)	$(0.53)	$(0.24)	$(0.67)

Weighted average number of Common Shares outstanding:
Basic:	595,000	405,169	595,000	405,169
Diluted:	595,000	405,169	595,000	405,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(1) Rental
Rental revenues	$2,037	$2,185	$4,079	$4,522
Recoveries	211	334	389	614
Bad debt	11	(83)	(29)	(131)
Total rental	$2,259	$2,436	$4,439	$5,005

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(unaudited)
(in thousands)
	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	$3	$2	$6	$28,494	$(23,623)	$(801)	$4,081	$34,361	$38,442

Share-based compensation	—	—	—	15	—	—	15	—	15

Net income (loss)	—	—	—	—	(85)	—	(85)	109	24

Balance, March 31, 2021	3	2	6	28,509	(23,708)	(801)	4,011	34,470	38,481

Share-based compensation	—	—	—	2	—	—	2	—	2

Net income (loss)	—	—	—	—	(60)	—	(60)	205	145

Balance, June 30, 2021	$3	$2	$6	$28,511	$(23,768)	$(801)	$3,953	$34,675	$38,628

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	$3	$2	$4	$28,203	$(23,252)	$(801)	$4,159	$34,371	$38,530

Share-based compensation	—	—	—	13	—	—	13	—	13

Net income (loss)	—	—	—	—	(59)	—	(59)	218	159

Balance, March 31, 2020	3	2	4	28,216	(23,311)	(801)	4,113	34,589	38,702

Share-based compensation	—	—	—	23	—	—	23	—	23

Net income (loss)	—	—	—	—	(214)	—	(214)	393	179

Balance, June 30, 2020	$3	$2	$4	$28,239	$(23,525)	$(801)	$3,922	$34,982	$38,904

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net income	$169	$338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	999	1,075
Amortization of deferred loan costs	14	14
Loss on disposal of assets	—	66
Bad debt	29	131
Share-based compensation	17	36
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	85	(136)
Receivable due from related party	(355)	(492)
Escrows and utility deposits	130	(391)
Unamortized lease commissions and deferred legal cost	(88)	(47)
Prepaid expenses and other assets	(105)	(97)
Accounts payable and accrued expenses	(914)	(269)
Payable due to related party	311	693
Tenants' security deposits	7	(4)
Net cash provided by operating activities	299	917

Cash flows from investing activities:
Additions to real estate	(504)	(529)
Net cash used in investing activities	(504)	(529)

Cash flows from financing activities:
Repayments of notes payable	(146)	(137)
Net cash used in financing activities	(146)	(137)

Net change in cash and cash equivalents	(351)	251
Cash and cash equivalents at beginning of period	5,109	4,624
Cash and cash equivalents at end of period	$4,758	$4,875

Supplemental disclosure of cash flow information:
Cash paid for interest	$396	$399
Cash paid for taxes	$51	$—
Non cash investing activities:
Disposal of fully depreciated real estate	$137	$52

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

Use of estimates.  In order to conform with generally accepted accounting principles in the United States ("U.S. GAAP"), management, in preparation of our condensed consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2021 and December 31, 2020, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2021 and 2020. Actual results could differ from those estimates. In particular, the COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company's business and markets, including the Company's operations and the operations of its tenants. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, reserves and allowances, fair value measurements, and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of June 30, 2021 and December 31, 2020 consisted of demand deposits at a commercial bank and a brokerage account. We maintain our cash in bank accounts that are federally insured.

Acquired Properties and Acquired Lease Intangibles.  We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values at the time of purchase. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt. Due to the effects of the COVID-19 pandemic, we are carefully evaluating acquisitions, development and redevelopment opportunities on an individual basis.

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2021.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants' businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of June 30, 2021 and December 31, 2020, we had an allowance for uncollectible accounts of approximately $429,000 and $398,000, respectively. For the three and six months ended June 30, 2021, we recorded an adjustment to rental revenue in the amount of approximately $(11,000) and $29,000, respectively. Included in our adjustments to rental revenue for the three and six months ended June 30, 2021 was a bad debt adjustment of $10,913 and $51,174, respectively, related to a potential credit loss for the conversion of three tenants to cash basis revenue as a result of our COVID-19 collectability analysis. For the three and six months ended June 30, 2020, we recorded an adjustment to rental revenue in the amount of approximately $83,000 and $131,000, respectively. Included in the adjustment to rental revenue for the three and six months ended June 30, 2020 was an adjustment of approximately $20,000 and $33,000, respectively, related to credit loss for the conversion of approximately six and seven tenants, respectively, to cash basis revenue as a result of our COVID-19 collectability analysis.

We anticipate that the ongoing global health crisis caused by COVID-19 and the related responses intended to control its spread, including as a result of the Delta variant or other strains, will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. Any such impacts may be material in nature. As part of the initial response to the virus, many governmental authorities implemented measures such as enhanced screenings, quarantine or shelter in place requirements and travel restrictions, including local governments in Texas, where all our properties are located. In May 2020, parts of the U.S. began to ease certain restrictions and allow for the reopening of businesses but with required or recommended safety protocols. Due to the increase in the number of COVID-19 cases in the fall of 2020, parts of the U.S. implemented additional stay in place orders and other restrictions. While as of the date of this Quarterly Report on Form 10-Q, services businesses are permitted to be fully open in Texas, there can be no assurance that service businesses will remain open in the near term, or that state and local governments will not take additional measures to control a resurgence of COVID-19 as a result of new strains or variants, in Texas and worldwide, any of which may materially and adversely impact our or our tenants’ businesses and their ability to pay their rental payments or otherwise continue to occupy their space. In light of the changing nature of the COVID-19 pandemic, we are unable to predict the extent that its impact will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration of the pandemic and spread of the disease, its severity in our markets and elsewhere, governmental actions to contain the spread of the disease and respond to the reduction in global economic activity, the unknown timing or effectiveness of treatments, adoption of vaccines, resurgences of COVID-19 cases in future periods and how quickly and to what extent normal economic and operating conditions can resume. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and markets, including how it will impact the businesses of its tenants.

The Company has put in place a temporary response team to address tenant concerns in light of the COVID-19 pandemic. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period. Not all tenant requests will ultimately result in lease concessions, nor is the Company forgoing its contractual rights under its lease agreements at this time. As of the date of this Quarterly Report on Form 10-Q, we have received payments of approximately 98% of contractual base rent and common area maintenance reimbursables billed for the second quarter.

Unamortized Lease Commissions and Deferred Legal Cost.  Leasing commissions and deferred legal cost are amortized using the straight-line method over the terms of the related lease agreements.  Costs allocated to in-place leases whose terms differ from market terms related to acquired properties are amortized over the remaining life of the respective leases.

Prepaid expenses and Other assets. Prepaid expenses and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance.

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenue recognition. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  For the three and six months ended June 30, 2021, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $1,000 for the conversion of one tenant to cash basis as a result of our COVID-19 collectibility analysis. For the three and six months ended June 30, 2020, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $50,000 for the conversion of four tenants to cash basis as a result of our COVID-19 collectibility analysis. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the condensed consolidated statements of operations. We recognize lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured.

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

As of June 30, 2021, we had a net operating loss carry-forward of $199,000, and as of June 30, 2021 and December 31, 2020, we had net deferred tax liabilities of $47,000 and $82,000, respectively.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2021	December 31, 2020
Tenant receivables	$563	$558
Accrued rents and other recoveries	1,025	1,113
Allowance for doubtful accounts	(429)	(398)
Total	$1,159	$1,273

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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of June 30, 2021 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2021 (remaining)	$3,660
2022	5,479
2023	3,942
2024	2,306
2025	1,135
Thereafter	807
Total	$17,329

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. On June 8, 2021, Pillarstone's lease became month to month with Whitestone for the premises located at 2600 S. Gessner Road, Suite 555 Houston, Texas 77063. The rentable area of the premises is approximately 678 square feet. Total rent expense for the three and six months ended June 30, 2021 was $10,051 and $17,611, respectively, compared to $3,633 and $9,808, for the three and six months ended June 30, 2020, respectively.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COST, NET

Costs which have been deferred consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasing commissions	$1,332	$1,290
Deferred legal cost	12	12
Total cost	1,344	1,302
Less: leasing commissions accumulated amortization	(855)	(802)
Less: deferred legal cost accumulated amortization	(11)	(10)
Total cost, net of accumulated amortization	$478	$490

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 consists of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Real estate assets, at cost
Property	$56,628	$56,290
Accumulated depreciation	(7,908)	(7,177)
Total real estate assets	48,720	49,113
Cash and cash equivalents	4,196	4,321
Escrows and utility deposits	1,319	1,449
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,086	1,201
Receivable due from related party (1)	487	132
Unamortized lease commissions and deferred legal cost, net	478	490
Prepaid expenses and other assets	156	37
Total assets	$56,442	$56,743

Liabilities
Notes payable	$15,053	$15,185
Accounts payable and accrued expenses	1,463	2,333
Payable due to related party	629	319
Accrued interest payable	65	63
Tenants' security deposits	829	825
Total liabilities	$18,039	$18,725

(1)    Excludes approximately $0.03 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of June 30, 2021 and December 31, 2020.

6. REAL ESTATE

As of June 30, 2021, Pillarstone OP owned eight Real Estate Assets in the Dallas and Houston areas comprised of approximately 0.9 million square feet of gross leasable area.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	June 30, 2021	December 31, 2020
Fixed rate notes
$16.5 million 4.97% Note, due September 26, 2023	$15,116	$15,262
Total notes payable principal	15,116	15,262
Less deferred financing costs, net of accumulated amortization	(63)	(77)
Total notes payable	$15,053	$15,185

Our mortgage debt was collateralized by one operating property as of June 30, 2021 and December 31, 2020 with a net book value of $21.6 million and $21.8 million, respectively. Our loan contains restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and is secured by a deed of trust on our property and the assignment of certain rents and leases associated with the property. Our loan is subject to customary covenants. As of June 30, 2021, we were in compliance with all loan covenants.

Scheduled maturities of notes payable as of June 30, 2021 were as follows (in thousands):

Year	Amount Due
2021 (remaining)	$146
2022	311
2023	14,659
Total	$15,116

8. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. In 2019, our board of trustees approved an extension of the maturity date to November 20, 2021. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. Accrued interest on these related convertible notes was approximately $111,000 as of June 30, 2021 compared with approximately $101,000 as of December 31, 2020.

9. EARNINGS (LOSS) PER SHARE

The Company applies the guidance of ASC 260, "Earnings Per Share," for all periods presented herein. Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of earnings per Common Share calculations for the three and six month periods ended June 30, 2021 and 2020.

For the three and six month periods ended June 30, 2021 and 2020, Class A Preferred Shares and Class C Preferred Shares were not included in net loss per weighted average number of Common Share outstanding-diluted, because the effect of the conversion would be anti-dilutive. For the three and six month periods ended June 30, 2021 and 2020, Restricted Common Shares awarded pursuant to the 2016 plan (defined in Note 11 below) were not included in net loss per weighted average number of Common Share outstanding-dilutive, because the effect of the conversion would be anti-dilutive.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three and six month periods ended June 30, 2021 and 2020, the Company had $197,780 of convertible notes payable as discussed in Note 8. The convertible notes payable were not included in the computation of diluted loss per share for the three and six months ended June 30, 2021 and 2020 because the effect of the conversion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders	$(60)	$(214)	$(145)	$(273)

Denominator:
Weighted average number of common shares - basic	595,000	405,169	595,000	405,169
Weighted average number of common shares - dilutive	595,000	405,169	595,000	405,169

Loss Per Share:
Basic loss per common share:
Net loss available to common shareholders	$(0.10)	$(0.53)	$(0.24)	$(0.67)
Diluted loss per common share:
Net loss available to common shareholders	$(0.10)	$(0.53)	$(0.24)	$(0.67)

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

In connection with the Contribution Agreement, on December 8, 2016, the Company and Pillarstone OP entered into a Tax Protection Agreement (the “Tax Protection Agreement”) with Whitestone OP pursuant to which Pillarstone OP agreed to indemnify Whitestone OP for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Property or if Pillarstone OP fails to maintain and allocate to Whitestone OP for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and Whitestone incurs taxes that must be paid to maintain its REIT status for federal tax purposes. In December 2018, Pillarstone OP sold three of the Real Estate Assets, which did not create additional tax liabilities for Whitestone OP. In addition, the sale of three more Real Estate Assets in 2019 also did not create additional tax liabilities for Whitestone OP.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table presents the revenue and expenses with Whitestone included in our condensed consolidated statement of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2021	2020	2021	2020
Rent	Rental	$226	$220	$451	$481
Property management fees	Management fees	(100)	(110)	(194)	(221)
Asset management fees	Management fees	(45)	(46)	(90)	(83)
Rent expense	Office expenses	(10)	(4)	(18)	(10)

Receivables due from and payables due to related parties consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	Location of Receivable (Payable)	June 30, 2021	December 31, 2020
Tenant receivables and other receivables	Receivable due from related party	$487	$132
Accrued interest due to related party	Accrued interest payable	(111)	(101)
Other payables due to related party	Payable due to related party	(646)	(335)

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of June 30, 2021, the maximum number of Common Shares or OP Units available to be granted is 2,073,686. During the three months ended June 30, 2021, the following shares were granted and the following shares vested:

Description	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2021	75,052	$2.18
Non-vested at June 30, 2021	75,052	$2.18
Available for grant at June 30, 2021	2,073,686

(1) The fair value of the shares granted on July 1, 2019 were determined based on the share activity from the date of the three property sales on December 27, 2018 until the grant date July 1, 2019.

As of June 30, 2021, per the Award granted July 1, 2019, the Company has determined that the time-based shares and the performance-based shares will fully vest by July 1, 2022. Time-based shares granted on July 1, 2019 are amortized over their respective amortization periods. The performance-based shares granted on July 1, 2019 will be amortized for three years. Performance-based shares that have not been achieved as of July 1, 2022 will be forfeited to the Company.

The total value of the time-based and performance-based shares granted on July 1, 2019 is approximately $196,000. The Company recognized approximately $2,000 and $17,000 in stock-based compensation expense for the three and six months ended June 30, 2021, respectively, and recognized approximately $23,000 and $36,000 for the three and six months ended June 30, 2020, respectively.

The total value of the Company's Board of Trustee's shares issued on August 7, 2020 and December 17, 2020 was approximately $166,000 and $65,000, respectively. The Company did not recognize any stock-based compensation expense for trustee compensation for the three and six months ended June 30, 2021 and 2020.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 13, 2021, the date the condensed consolidated financial statements were available to be issued and has determined that there are no subsequent events to be reported.

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

Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•uncertainties related to the COVID-19 pandemic, including the unknown duration and economic, operational and financial impacts of the COVID-19 pandemic and the actions taken or contemplated by U.S. and local governmental authorities or others in response to the pandemic on our business, employees and tenants, including, among others, (a) changes in tenant demand for our properties; (b) financial challenges confronting tenants, including as a result of decreased customers’ willingness to visit our tenants' businesses, and potential renewed mandated shelter in place orders that may prevent customers from visiting some of our tenants’ businesses and the impact of these issues on our ability to collect rent from our tenants; (c) operational changes implemented by us, including remote working arrangements, which may put increased strain on our technology systems and create increased vulnerability to cybersecurity incidents; (d) reduction in our liquidity due to the limited ability to access the capital markets and other sources of financing on attractive terms or at all, and (e) prolonged measures to contain the spread of COVID-19, the rate and acceptance of vaccines, or the premature easing of government-imposed restrictions implemented to contain the spread of COVID-19;
•uncertainties related to the national economy, the real estate industry in general and in our specific markets, including but not limited to, the significant volatility and disruption in the global financial markets caused by the COVID-19 pandemic;

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

Overview

The Company is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone OP. As of June 30, 2021, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and we fully consolidate it on our condensed consolidated financial statements.

As of June 30, 2021, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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
Impact of COVID-19
The following discussion is intended to provide our shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management's efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of August 13, 2021. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition, and that of our tenants, for future periods.
We anticipate that the ongoing global health crisis caused by COVID-19 and the related responses intended to control its spread, including as a result of the Delta variant or other strains, will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. Any such impacts may be material in nature. As part of the initial response to the virus, many governmental authorities implemented measures such as enhanced screenings, quarantine or shelter in place requirements and travel restrictions, including local governments in Texas, where all our properties are located. In May 2020, parts of the U.S. began to ease certain restrictions and allow for the reopening of businesses but with required or recommended safety protocols. Due to the increase in the number of COVID-19 cases in the fall of 2020, parts of the U.S. implemented additional stay in place orders and other restrictions. While as of the date of this Quarterly Report on Form 10-Q, services businesses are permitted to be fully open in Texas, there can be no assurance that service businesses will remain open in the near term, or that state and local governments will not take additional measures to control a resurgence of COVID-19 as a result of new strains or variants, in Texas and worldwide, any of which may materially and adversely impact our or our tenants’ businesses and their ability to pay their rental payments or otherwise continue to occupy their space. In light of the changing nature of the COVID-19 pandemic, we are unable to predict the extent that its impact will have on our financial condition, results of operations and cash flows due to numerous uncertainties including, but not limited to, the duration of the pandemic and spread of the disease, its severity in our markets and elsewhere, governmental actions to contain the spread of the disease and respond to the reduction in global economic activity, the unknown timing or effectiveness of treatments, adoption of vaccines, resurgences of COVID-19 cases in future periods and how quickly and to what extent normal economic and operating conditions can resume. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and markets, including how it will impact the businesses of its tenants.
Our portfolio and tenants have been impacted by these and other issues as follows:
•As of the date of this Quarterly Report on Form 10-Q, all of our properties are open and operating in compliance with federal, state and local COVID-19 guidelines and mandates.

•Approximately 97% of our tenants (based on annualized base rent ("ABR")) are open and operating.

•Included in our adjustments to rental revenue for the three and six months ended June 30, 2021 was a bad debt adjustment of $10,913 and $51,174, respectively, related to credit loss for the conversion of three tenants to cash basis revenue as a result of our COVID-19 collectability analysis.

•As of the date of this Quarterly Report on Form 10-Q, we have received payments of approximately 98% of contractual base rent and common area maintenance reimbursables billed for the second quarter. As is believed to be the case with retail landlords across the U.S., we have received a few rent relief requests from tenants, most often in the form of rent deferral requests, which we evaluate on an individual basis. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•We have cash and cash equivalents of approximately $4,758,000 as of June 30, 2021.

•We are carefully evaluating acquisition, development and redevelopment opportunities on an individual basis.

•The health and safety of our employees, the staff that manages our properties, and their respective families is a top priority. We have adapted our operations to protect employees, including social distancing where possible within our offices and a work from home policy when necessary.

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

Results of Operations

The following is a discussion of our results of operations for the three and six month periods ended June 30, 2021 and 2020 and our financial condition, including:

•Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2021 and 2020.

•Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•Our primary sources and uses of cash for the six month periods ended June 30, 2021 and 2020, and how we intend to generate cash for long-term capital needs.

•Our current income tax status.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report.

Comparison of the Six Month Periods Ended June 30, 2021 and 2020

Leasing Activity

For the six month period ended June 30, 2021, we executed 46 leases for a total lease value of $3.2 million compared to 27 leases for a total lease value of $2.0 million for the six month period ended June 30, 2020.

Results of Operations

The following provides a general comparison of our results of operations for the six month periods ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Number of properties	8	8
Aggregate GLA (sq. ft.)	926,798	926,798
Ending occupancy rate	61%	67%

Total revenues	$4,462	$5,026
Total operating expenses	3,922	4,252
Total other expenses	383	472
Provision for income tax expense (benefit)	(12)	(36)
Net income	169	338
Less: Non-controlling interest in subsidiary	314	611
Net loss available to Common Shareholders	$(145)	$(273)

Revenues from Operations

We had total revenues for the six month periods ended June 30, 2021 and 2020 of approximately $4,462,000 and $5,026,000, respectively, for a decrease of approximately $564,000, or 11%. The difference was comprised of a decrease of approximately $443,000 in rental revenues, a decrease of $225,000 in expense reimbursements, an increase of $2,000 in other revenue, and a decrease of $102,000 in bad debt, which is classified as a reduction of revenue. The overall decrease was due to occupancy, which was 6% lower for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 .

Expenses from Operations

Our operating expenses were approximately $3,922,000 for the six months ended June 30, 2021 compared to approximately $4,252,000 for the six months ended June 30, 2020, a decrease of approximately $330,000, or 8%. The overall decrease was primarily due to a decrease in trustee fee expense for the six months ended  June 30, 2021 compared to the six months ended June 30, 2020, and partially offset by an increase in operating and maintenance due to miscellaneous repairs at our properties and higher electricity usage compared to the prior year period. The primary components of operating expenses are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2021	2020	Change	% Change
Depreciation and amortization	$999	$1,075	$(76)	(7)%
Operating and maintenance	1,454	1,348	106	8%
Real estate taxes	802	850	(48)	(6)%
General and administrative	383	675	(292)	(43)%
Management fees	284	304	(20)	(7)%
Total operating expenses	$3,922	$4,252	$(330)	(8)%

The comparability of our results of operations for the six months ended June 30, 2021 to future periods may be impacted by the effects of the COVID-19 pandemic.

Comparison of the Three Month Periods Ended June 30, 2021 and 2020

Leasing Activity

For the three month period ended June 30, 2021, we executed 23 leases for a total lease value of $1.9 million compared to 12 leases for a total lease value of $0.8 million for the three month period ended June 30, 2020.

Results of Operations

The following provides a general comparison of our results of operations for the three month periods ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	2020
Number of properties	8	8
Aggregate GLA (sq. ft.)	926,798	926,798
Ending occupancy rate	61%	67%

Total revenues	$2,272	$2,440
Total operating expenses	1,952	2,088
Total other expenses	180	211
Provision for income tax expense (benefit)	(5)	(38)
Net income	145	179
Less: Non-controlling interest in subsidiary	205	393
Net loss available to Common Shareholders	$(60)	$(214)

Revenues from Operations

We had total revenues for the three month periods ended June 30, 2021 and 2020 of approximately $2,272,000 and $2,440,000, respectively, for a decrease of approximately $168,000, or 7%. The difference was comprised of a decrease of approximately $148,000 in rental revenues, a decrease of $123,000 in expense reimbursements, an increase of $9,000 in other revenue, and a decrease of $94,000 in bad debt, which was previously recorded as a reduction of revenue. The overall decrease was primarily due to occupancy, which was 6% lower for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Expenses from Operations

Our operating expenses were approximately $1,952,000 for the three months ended June 30, 2021 compared to approximately $2,088,000 for the three months ended June 30, 2020, a decrease of approximately $136,000, or 7%. The overall decrease was due to a decrease in trustee fee expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and partially offset by an increase in operating and maintenance due to miscellaneous repairs at our properties and higher electricity usage compared to the prior year period. The primary components of operating expenses are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Depreciation and amortization	$502	$524	$(22)	(4)%
Operating and maintenance	736	523	213	41%
Real estate taxes	393	433	(40)	(9)%
General and administrative	176	452	(276)	(61)%
Management fees	145	156	(11)	(7)%
Total operating expenses	$1,952	$2,088	$(136)	(7)%

The comparability of our results of operations for the three months ended June 30, 2021 to future periods may be impacted by the effects of the COVID-19 pandemic.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2021, our unrestricted cash resources were approximately $4,758,000. We are dependent on cash generated by our ownership of the eight Real Estate Assets to meet our liquidity needs.

During the six months ended June 30, 2021, the Company's cash balance decreased by $351,000 from $5,109,000 at December 31, 2020 to $4,758,000 at June 30, 2021. This decrease in cash was due to cash provided by operating activities of approximately $299,000, cash used in investing activities of approximately $504,000 and cash used in financing activities of approximately $146,000.

Our ability to access the capital markets will be dependent on a number of factors as well, including general market conditions and market perceptions about our Company. In light of the impact of the dynamics in the capital markets impacted by COVID-19 and the economic slowdown, our access to capital may be diminished.

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

Current Tax Status

As of June 30, 2021 and December 31, 2020, we had net deferred tax liabilities of $47,000 and $82,000, respectively. As of June 30, 2021, we have an operating loss carryforward of approximately $199,000 available to be carried to future periods.

The income tax expense (benefit) included in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 was comprised of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Federal	$(17)	$(51)	$(35)	$(63)
Texas franchise tax	12	13	23	27
Provision for income tax expense (benefit)	$(5)	$(38)	$(12)	$(36)

Interest Rates and Inflation
The Company was not significantly affected by inflation during the periods presented in this report due primarily to the relative low nationwide inflation rates and the Company having approximately 100% of its debt with fixed rates as of June 30, 2021.

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

Revenue recognition. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  For the three and six months ended June 30, 2021, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $1,000 for the conversion of one tenant to cash basis as a result of our COVID-19 collectibility analysis. For the three and six months ended June 30, 2020, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $50,000 for the conversion of four tenants to cash basis as a result of our COVID-19 collectibility analysis. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the condensed consolidated statements of operations. We recognize lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured.

Acquired Properties and Acquired Lease Intangibles. We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values at the time of purchase. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt. Due to the effects of the COVID-19 pandemic, we are carefully evaluating acquisitions, development and redevelopment opportunities on an individual basis.

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows

(undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2021.

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

Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2021 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

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
101
The following financial information of the Registrant for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the three months ended March 31 and June 30, 2021 and 2020 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ James C. Mastandrea
Date:	August 13, 2021		James C. Mastandrea Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	August 13, 2021		John J. Dee Chief Financial Officer (Principal financial and accounting officer)