Form 10-K
period 2021-12-31
PILLARSTONE CAPITAL REIT
filed 2022-03-30
CIK 928953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer ☐ Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common shares held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $390,595 based on the closing price of $2.20 per common share on the Pink Market of the OTC Markets Group on that date.

As of March 30, 2022, the Registrant had issued 695,214 common shares of beneficial interest and had 657,084 shares outstanding after deducting 38,130 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2022 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021.

PILLARSTONE CAPITAL REIT
FORM 10-K
Year Ended December 31, 2021

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

Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K include:

•uncertainties related to the COVID-19 pandemic, including the unknown duration and economic, operational and financial impacts of the COVID-19 pandemic and the actions taken or contemplated by U.S. and local governmental authorities or others in response to the pandemic on our business, employees and tenants, including, among others, (a) changes in tenant demand for our properties, (b) financial challenges confronting major tenants, including as a result of decreased customers’ willingness to frequent, and mandated stay in place orders that have prevented customers from frequenting some of our tenants’ businesses and the impact of these issues on our ability to collect rent from our tenants, (c) limited ability to access the capital markets and other sources of financing on attractive terms or at all, and (d) prolonged measures to contain the spread of COVID-19;

•legislative or regulatory changes, including changes to laws governing REITs and the impact of the legislation commonly known as the Tax Cuts and Jobs Act;

•adverse economic conditions in Texas, including a possible resurgence in COVID-19 cases in such areas and the impact on our tenant's ability to pay their rent, which could result in bad debt allowances or straight-line rent reserve adjustments;

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

PART I
Item 1. Business.

Company Overview
Pillarstone Capital REIT is a Maryland real estate investment trust (“REIT”) engaged in investing in, owning and operating commercial properties. As of December 31, 2021, the Company, through the limited partnership of which the Company is general partner, owned six properties in Houston, Texas and two properties in Dallas, Texas. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or a real estate operating company and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

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
From 2003 through 2006, we pursued a value-added business plan primarily focused on acquiring well-located, under-performing multifamily residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. In 2006, the Company did not complete a public offering for a portfolio acquisition due to market conditions, and consequently, was not able to meet the listing requirements of the former American Stock Exchange (“Amex”). Accordingly, Pillarstone’s common shares were delisted from the Amex and commenced being quoted on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and on the pink sheets under the symbol “PRLE”.
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
Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership LP, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of December 31, 2021, we owned 18.6% of the outstanding equity in Pillarstone OP and fully consolidate it on our financial statements.
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

Competition

We compete for the acquisition of properties and leasing spaces to tenants with many entities, including, among others, publicly traded REITs, life insurance companies, pension funds, partnerships and individual investors. Many competitors have substantially greater financial resources than us. In addition, certain competitors may be willing to accept lower returns on their investments and leases. If competitors prevent us from buying properties that may be targeted for acquisition or leasing our properties to our existing or potential tenants, our capital appreciation and valuation may be impacted.

Employees

As of December 31, 2021, the Company has two part time employees.

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

Item 2.  Properties.

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2021.

Community Name	Location	Year Built/ Renovated	GLA	Percent Occupied at 12/31/2021	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft.(3)
9101 LBJ Freeway	Dallas	1985	125,874	50%	$1,149	$18.26	$17.95
Corporate Park Northwest	Houston	1981	174,359	75%	1,813	13.86	13.64
Corporate Park Woodland II	Houston	2000	14,344	83%	196	16.46	16.55
Holly Hall Industrial Park	Houston	1980	90,000	57%	373	7.27	7.21
Holly Knight	Houston	1984	20,015	88%	385	21.86	21.63
Interstate 10 Warehouse	Houston	1980	151,000	6%	68	7.51	5.19
Uptown Tower	Dallas	1982	253,981	67%	4,109	24.15	24.58
Westgate Service Center	Houston	1984	97,225	88%	734	8.58	8.08

Total / Weighted Average			926,798	58%	$8,827	$16.42	$16.34

(1)    Calculated as the tenant's actual December 31, 2021 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2021. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2021 equaled approximately $2,000 for the month ended December 31, 2021.

(2)      Calculated as annualized base rent divided by gross leasable area ("GLA") leased as of December 31, 2021.  Excludes vacant space as of December 31, 2021.

(3)    Represents (i) the contractual base rent for leases in place as of December 31, 2021, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortized free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases as of December 31, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our Common Shares are not on an exchange but are quoted on the Pink Market of the OTC Markets Group (the "Pink Market") with the symbol "PRLE". The number of holders of record of our Common Shares was 102 as of March 30, 2022, and we estimate we have approximately 260 beneficial holders of Common Shares as of that date. As of March 30, 2022, we had 657,084 Common Shares of beneficial interest outstanding.

There is no established public trading market for the Common Shares. The following table sets forth the quarterly high and low sale prices per share of our Common Shares for the years ended December 31, 2021 and 2020 as reported on the Pink Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

For the Year Ended December 31, 2021	High	Low

First Quarter	$2.50	$1.90
Second Quarter	$2.24	$1.90
Third Quarter	$2.50	$1.27
Fourth Quarter	$2.50	$1.31

For the Year Ended December 31, 2020	High	Low

First Quarter	$1.20	$1.20
Second Quarter	$2.26	$1.20
Third Quarter	$2.30	$1.29
Fourth Quarter	$2.25	$1.15

On March 30, 2022, the closing price of our Common Shares reported on the Pink Market was $1.31 per share.

Our Class A Cumulative Convertible Preferred Shares ("Class A Preferred Shares") are quoted on the Pink Market with the symbol "PRLEP". The number of holders of record of our Class A Preferred Shares is two, and there have not been any transactions in these shares in the last two years . Class A Preferred shareholders have the right to convert their shares into Common Shares as follows: 95,226 Class A Preferred Shares are each convertible into 0.046 Common Shares and 161,410 Class A Preferred Shares are each convertible into 0.305 Common Shares.

Our Class C Convertible Preferred Shares ("Class C Preferred Shares") were issued effective September 29, 2006 to the trustees of the Company who contributed cash and/or services for these shares. The Class C Preferred Shares are not quoted on an exchange or the Pink Market.

Dividend Policy

We do not anticipate paying dividends on our Common Shares in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of the board of trustees and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of trustees.

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities in 2021.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a Maryland REIT engaged in investing in, owning and operating commercial properties. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, and (iii) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone OP. As of December 31, 2021, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and we fully consolidate it on our consolidated financial statements.

As of December 31, 2021, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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
Impact of COVID-19

The ongoing COVID-19 pandemic has in the past and may continue to materially and adversely impact and disrupt our business, financial condition, results of operations and cash flows. Any future outbreak of any COVID-19 variants or any other highly infectious or contagious disease could have a similar impact.

The impact of COVID-19, including any resurgences, future pandemics or other health crises may adversely affect our business, financial condition, results of operations, cash flows and market value. These type of health crises may impact our business in the following ways:

•closures of, or other operational issues at, our properties resulting from government or tenant action;
•reduced economic activity impacting our tenants' ability to meet their rental and other obligations to us in full or at all;
•the ability of our tenants who have been granted rent deferrals to timely pay deferred rent;
•an inability to renew leases or lease vacant space on favorable terms or at all;
•tenant bankruptcies;
•liquidity issues resulting from reduced cash flows from operations;
•negative impacts to the credit and/or capital markets making it difficult to access capital on favorable terms or at all;
•impairment in value of our properties;
•a general decline in business activity and demand for real estate transactions adversely affecting our portfolio of properties and our ability to service our indebtedness;
•supply chain disruptions adversely affecting our tenants' operations; and
•impacts on the health of our personnel and a disruption in the continuity of our business.

Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligation would be adversely affected if a significant number of tenants are unable to meet their obligations or their revenues decline. The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Results of Operations

The following is a discussion of our results of operations and net income for the years ended December 31, 2021 and 2020 and financial condition, including:

•Explanation of changes in the results of operations in the Consolidated Statements of Operations for the year ended December 31, 2021, compared to the year ended December 31, 2020.
•Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.
•Our primary sources and uses of cash for the years ended December 31, 2021 and 2020, and how we intend to generate cash for long-term capital needs.
•Our current income tax status.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Comparison of the Year Ended December 31, 2021 and 2020

Leasing Activity

For the year ended December 31, 2021, we executed 88 leases for a total lease value of $6.3 million compared to 61 leases for a total lease value of $3.3 million for the year ended December 31, 2020.

Results of Operations

The following table provides a general comparison of our results of operations for the years ended December 31, 2021 and 2020 (dollars in thousands)

	Year Ended December 31,
	2021	2020
Number of properties	8	8
Aggregate GLA (sq. ft.)	926,798	926,798
Ending occupancy rate	58%	61%

Total revenues	$9,273	$9,671
Total operating expenses	8,009	8,120
Total other expense	788	928
Income tax provision (benefit)	2	(35)
Net income	474	658
Less: Noncontrolling interest in subsidiary	733	1,029
Net loss available to Common Shareholders	$(259)	$(371)

Revenues from Operations

We had total revenues for the years ended December 31, 2021 and 2020 of approximately $9,273,000 and $9,671,000, respectively, for a decrease of approximately $398,000, or 4%. The difference was comprised of a decrease of approximately $343,000 in rental revenues, $155,000 in expense reimbursements, and $4,000 in other revenue and offset by a decrease of $104,000 in bad debt, which is classified as a reduction of revenue. The overall decrease was primarily due to lower occupancy, which was 3% lower as of December 31, 2021 compared to December 31, 2020.

Expenses from Operations

Our operating expenses were approximately $8,009,000 for the year ended December 31, 2021 compared to approximately $8,120,000 for the year ended December 31, 2020, a decrease of approximately $111,000. The overall decrease was due to decreases in trustee fee expense, forfeited employee shares and real estate taxes, offset by increases in miscellaneous repairs, contract services, and electricity usage at our properties for the twelve months ended December 31, 2021, compared to the twelve months ended December 31, 2020. The primary components of property expenses are detailed in the table below (in thousands):

	Year Ended December 31,
	2021	2020	Change	% Change
Depreciation and amortization	$2,055	$2,055	$—	—%
Operating and maintenance	3,041	2,644	397	15%
Real estate taxes	1,646	1,824	(178)	(10)%
General and administrative	699	1,006	(307)	(31)%
Management fees	568	591	(23)	(4)%
Total operating expenses	$8,009	$8,120	$(111)	(1)%

Federal and State Income Tax Provision (Benefit)

Our income tax provision (benefit) was approximately $2,000 for the year ended December 31, 2021 as compared to approximately $(35,000) for the year ended December 31, 2020, an increase in expense of approximately $37,000.

Non-Controlling Interest

Our non-controlling interest represents 81.4% of the total outstanding units of Pillarstone OP which is owned by Whitestone OP. Net income from our non-controlling interest was $0.7 million for the year ended December 31, 2021 compared to $1.0 million for the year ended December 31, 2020. The majority of the decrease in net income for the non-controlling interest was due to a decrease in occupancy.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2021, our unrestricted cash resources were approximately $5,206,000. We are dependent on cash generated by Pillarstone OP through Pillarstone OP's ownership of the remaining eight Real Estate Assets acquired in the Acquisition to meet our liquidity needs.

During the year ended December 31, 2021, the Company's cash balance increased by $97,000 from $5,109,000 at December 31, 2020 to $5,206,000 at December 31, 2021. This increase in cash was due to cash provided by operating activities of approximately $1,403,000, offset by cash used in investing activities of $1,012,000, and cash used in financing activities of approximately $294,000.

Our ability to access the capital markets will be dependent on a number of factors as well, including general market conditions and market perceptions about our Company.

Future Obligations

As part of the Acquisition on December 8, 2016, Pillarstone OP assumed approximately $65.9 million of liabilities related to the Real Estate Assets contributed by Whitestone OP. Pillarstone OP repaid approximately $50.9 million of the liabilities using cash from operations and proceeds from the sales of six Real Estate Assets in 2018 and 2019. The remaining liability of approximately $15.0 million is a mortgage loan secured by one of the Real Estate Assets. We expect the balance to be repaid from raising capital, selling assets, and/or refinancing the loan.

In addition to the mortgage loan, the Company has approximately $198,000 of convertible notes payable and corresponding accrued interest of approximately $121,000. See Note 10 for more details of the convertible notes payable.

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions as follows:

•borrowings from new loans;
•additional equity issuances of our common and preferred shares; and
•proceeds from the sales of our real estate, a technology segment, and maketable secuirities

From 2006 until December 2016, the Company continued its existence as a corporate shell filing its periodic reports with the SEC so that the Company could be used for future real estate transactions or sold to another company. During this time, the Company was funded by the trustees who contributed $500,000 in exchange for 125,000 Class C Convertible Preferred Shares and approximately $198,000 in exchange for convertible notes payable.

Currently, Pillarstone intends to develop strategies for the properties in order to create value for the enterprise and our shareholders. The strategies may include, among other things, selling properties for future investment opportunities. To implement the strategy to create value with the remaining eight Real Estate Assets additional capital will need to be raised.

Current Tax Status

As of December 31, 2021 and December 31, 2020, we had net deferred tax liabilities of approximately $36,000 and $82,000, respectively. As of December 31, 2021, we have an operating loss carryforward available to be carried to future periods of approximately $136,000.

The income tax provision (benefit) included in the consolidated statements of operations for the years ended December 31, 2021 and 2020 was comprised of the following components (in thousands):

	Year Ended December 31,
	2021	2020
Federal	$(46)	$(86)
Texas franchise tax	48	51
	$2	$(35)

Interest Rates and Inflation

The Company was not significantly affected by rising interest rates during the periods presented in this report due primarily to having 100% of its debt with a fixed rate as of December 31, 2021. We anticipate that the majority of our leases will continue to be triple-net leases or otherwise provide that tenants pay for increases in operating expenses and will contain provisions that we believe will mitigate the effect of inflation. In addition, many of our leases are for terms of less than five years, which allows us to adjust rental rates to reflect inflation and other changing market conditions when the leases expire. Consequently, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon our operating results.

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

Revenue recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. For the year ended December 31, 2021, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $23,000 for the conversion of one tenant to cash basis revenue as a result of our COVID-19 collectability analysis. For the year ended December 31, 2020, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $51,000 for the conversion of four tenants to cash basis revenue as a result of our COVID-19 collectability analysis.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the consolidated statements of operations. We recognize lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2021.

Valuation Allowance of Deferred Tax Asset.     We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. The Company had net deferred tax liabilities of approximately $36,000 as of December 31, 2021, and approximately $82,000 as of December 31, 2020.

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

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were effective as of December 31, 2021.

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

Our management's assessment of the effectiveness of our internal control over financial reporting as of 2021 was based on the criteria for effective internal control over financial reporting described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the Company's quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2022 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2022 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2022 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2022 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the Company’s definitive proxy statement for our 2022 Annual Meeting of Shareholders.

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

3.2	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)
3.3	Articles Supplementary for Series D Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A filed on December 27, 2021)
4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (2)
4.2
Rights Agreement, dated December 27, 2021, between Pillarstone Capital REIT and American Stock Transfer & Trust, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on December 27, 2021)

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
101
The following financial information of the Registrant for the years ended December 31, 2021 and 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

(1)Indicates a management contract or compensatory plan or arrangement
(2)Filed or furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT
Date:	March 30, 2022	By:	/s/ Dennis H. Chookaszian
Dennis H. Chookaszian, Acting Principal Executive Officer

PILLARSTONE CAPITAL REIT
Date:	March 30, 2022	By:	/s/ John J. Dee
John J. Dee, CFO

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John J. Dee, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to by done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PILLARSTONE CAPITAL REIT

Signature	Title	Date

/s/ Dennis H. Chookaszian Dennis H. Chookaszian	Trustee, Acting Principal Executive Officer	March 30, 2022

/s/ John J. Dee John J. Dee	Trustee, Senior Vice President and Chief Financial Officer	March 30, 2022
(Principal Finance and Principal Accounting Officer)

/s/ Kathy M. Jassem Kathy M. Jassem	Trustee	March 30, 2022

/s/ Paul T. Lambert Paul T. Lambert	Trustee	March 30, 2022

James C. Mastandrea	Trustee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Pillarstone Capital REIT:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pillarstone Capital REIT and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the Consolidated Financial Statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Real Estate Assets

As described in Note 3 to the Consolidated Financial Statements, management reviews properties for impairment at east annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines if an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. Actual results could differ from estimates supporting the Company’s impairment analysis. If management’s analysis indicates an impairment, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. As of December 31, 2021, the Company had $48 million in real estate assets, net of accumulated depreciation, with no impairment recognized for the year ended December 31, 2021.

We identified management’s impairment assessment as a critical audit matter primarily because of the significant estimates involved in management’s impairment analysis, as these estimates resulted in audit procedures involving a high degree of auditor judgment and subjectivity and challenges in obtaining and evaluating audit evidence.

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
March 30, 2022

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020

ASSETS (a)
Real estate assets, at cost
Property	$57,027	$56,294
Accumulated depreciation	(8,754)	(7,180)
Total real estate assets	48,273	49,114
Cash and cash equivalents	5,206	5,109
Escrows and utility deposits	1,243	1,449
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,260	1,273
Receivable due from related party	1,011	132
Unamortized lease commissions and deferred legal cost, net	464	490
Prepaid expenses and other assets (1)	126	89
Total assets	$57,583	$57,656
LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$14,920	$15,185
Accounts payable and accrued expenses (2)	1,691	2,506
Payable due to related party	846	335
Convertible notes payable - related parties	198	198
Accrued interest payable	185	165
Tenants' security deposits	827	825
Total liabilities	18,667	19,214
Commitments and contingencies:	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2021 and December 31, 2020, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at December 31, 2021 and December 31, 2020, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at December 31, 2021 and 633,130 shares issued and 595,000 outstanding at December 31, 2020	7	6
Additional paid-in capital	28,493	28,494
Accumulated deficit	(23,882)	(23,623)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	3,822	4,081
Noncontrolling interest in subsidiary	35,094	34,361
Total equity	38,916	38,442
Total liabilities and equity	$57,583	$57,656

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)
	December 31,
	2021	2020

(1) Operating lease right of use assets (net)	$—	$7
(2) Operating lease liabilities	$—	$7

	December 31,
	2021	2020

(a) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$57,023	$56,290
Accumulated depreciation	(8,751)	(7,177)
Total real estate assets	48,272	49,113
Cash and cash equivalents	4,900	4,321
Escrows and utility deposits	1,243	1,449
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,104	1,201
Receivable due from related party	1,011	132
Unamortized lease commissions and deferred legal cost, net	464	490
Prepaid expenses and other assets	33	37
Total assets	$57,027	$56,743

(b) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$14,920	$15,185
Accounts payable and accrued expenses	1,483	2,333
Payable due to related party	827	319
Accrued interest payable	64	63
Tenants' security deposits	827	825
Total liabilities	$18,121	$18,725

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020

Revenues
Rental (1)	$9,224	$9,618
Transaction and other fees	49	53
Total revenues	9,273	9,671

Operating expenses
Depreciation and amortization	2,055	2,055
Operating and maintenance	3,041	2,644
Real estate taxes	1,646	1,824
General and administrative	699	1,006
Management fees	568	591
Total operating expenses	8,009	8,120

Other expense (income)
Interest expense	811	816
Loss on disposal of assets	1	112
Other income	(24)	—
Total other expense	788	928

Income before income taxes	476	623

Income tax benefit (provision)	(2)	35

Net income	474	658

Less: Noncontrolling interest in subsidiary	733	1,029

Net loss attributable to Common Shareholders	$(259)	$(371)

Loss Per Share:
Basic loss per Common Share:
Net loss available to Common Shareholders	$(0.43)	$(0.81)
Diluted loss per Common Share:
Net loss available to Common Shareholders	$(0.43)	$(0.81)

Weighted average number of Common Shares outstanding:
Basic:	603,005	460,389
Diluted:	603,005	460,389

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
(in thousands)

	Year Ended December 31,
	2021	2020
(1) Rental
Rental revenues	$8,409	$8,752
Recoveries	953	1,108
Bad debt	(138)	(242)
Total rental	$9,224	$9,618

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	$3	$2	$4	$28,203	$(23,252)	$(801)	$4,159	$34,371	$38,530

Share-based compensation	—	—	2	297	—	—	299	—	299

Repurchase of common shares (1)	—	—	—	(6)	—	—	(6)	—	(6)

Distributions to operating partnership limited partner	—	—	—	—	—	—	—	(1,039)	(1,039)

Net income (loss)	—	—	—	—	(371)	—	(371)	1,029	658

Balance, December 31, 2020	$3	$2	$6	$28,494	$(23,623)	$(801)	$4,081	$34,361	$38,442

Share-based compensation	—	—	1	9	—	—	10	—	10

Repurchase of common shares (1)	—	—	—	(10)	—	—	(10)	—	(10)

Net income (loss)	—	—	—	—	(259)	—	(259)	733	474

Balance, December 31, 2021	$3	$2	$7	$28,493	$(23,882)	$(801)	$3,822	$35,094	$38,916

(1) During the years ended December 31, 2021 and 2020, the Company acquired common shares held by an employee who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020

Cash flows from operating activities:
Net income	$474	$658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,055	2,055
Amortization of deferred loan costs	28	28
Loss on disposal of assets	1	112
Bad debt	138	242
Share-based compensation	—	293
Changes in operating assets and liabilities:
Escrows and utility deposits	206	(883)
Accrued rents and accounts receivable	(125)	(94)
Receivable due from related party	(879)	52
Unamortized lease commissions and deferred legal cost, net	(177)	(68)
Prepaid expenses and other assets	(36)	(47)
Accounts payable and accrued expenses	(795)	179
Payable due to related party	511	(11)
Tenants' security deposits	2	(56)
Net cash provided by operating activities	1,403	2,460

Cash flows from investing activities:
Additions to real estate	(1,012)	(659)
Net cash used in investing activities	(1,012)	(659)

Cash flows from financing activities:
Distributions to operating partnership limited partner	—	(1,039)
Repayments of notes payable	(294)	(277)
Net cash used in financing activities	(294)	(1,316)

Net increase in cash and cash equivalents	97	485
Cash and cash equivalents at beginning of period	5,109	4,624
Cash and cash equivalents at end of period	$5,206	$5,109

Supplemental disclosure of cash flow information:
Cash paid for interest	$791	$795
Cash paid for taxes	$51	$195
Non-cash investing activities:
Disposal of fully depreciated real estate	$233	$50

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

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

2. BASIS OF PRESENTATION

Basis of consolidation. We have prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and generally accepted accounting principles in the United States ("U.S. GAAP"). In our opinion, all adjustments (consisting solely of normal recurring items) necessary for a fair presentation of our financial position as of December 31, 2021 and 2020, the results of our operations for the years ended December 31, 2021 and 2020, and of our cash flows for the years ended December 31, 2021 and 2020 have been included. We also consolidate a variable interest entity ("VIE") when we are determined to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management and other contractual agreements. Consequently, the accompanying consolidated financial statements include the accounts of Pillarstone OP and a wholly-owned subsidiary that discontinued operations in 2002. See Note 4 for additional disclosure on our VIE.

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

Use of estimates.  In order to conform with U.S. GAAP, management, in preparation of our consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2021 and 2020, and the reported amounts of revenues and expenses for the years ended December 31, 2021 and 2020. Actual results could differ from those estimates. Significant estimates that we use include the estimated fair value of properties acquired, allowance for doubtful accounts, impairment, the estimated useful lives for depreciable and amortizable assets and costs, and deferred taxes and the related valuation allowance for deferred taxes. Actual results could differ from those estimates.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2021 and 2020 consisted of demand deposits at commercial banks and brokerage accounts.

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

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2021.

Accrued Rents and Accounts Receivable.  Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located including the impact of the COVID-19 pandemic on tenants’ businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. For the years ended December 31, 2021 and 2020, we had an allowance for uncollectible accounts of approximately $538,000 and $398,000, respectively. For the years ended December 31, 2021 and 2020, we recorded an adjustment to rental revenue in the amount of approximately $138,000 and $242,000, respectively. Included in the adjustment to rental revenue for the years ended December 31, 2021 and 2020, was an adjustment of approximately $53,000, and $57,000, respectively, related to credit losses for the conversion of approximately four tenants to cash basis revenue as a result of our COVID-19 collectability analysis.

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

Revenue recognition. All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. For the year ended December 31, 2021, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $23,000 for the conversion of one tenant to cash basis revenue as a result of our COVID-19 collectability analysis. For the year ended December 31, 2020, we recognized a straight-line rent reserve adjustment decreasing rental revenue by approximately $51,000 for the conversion of four tenants to cash basis revenue as a result of our COVID-19 collectability analysis. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We combine lease and nonlease components in lease contracts, which includes combining

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

base rent and recoveries into a single line item, Rental, within the consolidated statements of operations. We recognize lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured.

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

The Company evaluates potential uncertain tax positions on an annual basis in conjunction with the board of trustees and its tax accountants. Authoritative literature provides a two-step approach to recognize and measure tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Embedded in the effective tax rate for the years ended December 31, 2021 and December 31, 2020 are the tax effects of the Company's operating activities. For the year ended December 31, 2021, the Company's effective tax rate applied to its income before income taxes decreased in relation to the statutory rate as a result of income allocated to noncontrolling interest and increased in relation to the statutory rate primarily as a result of state income tax. For the year ended December 31, 2021, the Company's effective tax rate applied to its income before income taxes decreased in relation to the statutory tax rate primarily as a result of a change in the treatment of the gain on certain Real Estate Asset sales described below and income allocated to noncontrolling interest. Please refer to Note 15 (Income Taxes) to the accompanying consolidated financial statements for more information regarding the effective tax rate.

As of December 31, 2021, we had a net operating loss carry-forward of $136,000 and as of December 31, 2021 and December 31, 2020, we had net deferred tax liabilities of $36,000 and $82,000, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of a fixed rate secured note aggregates to approximately $15.3 million and $15.8 million as compared to the book value of approximately $15.0 million and $15.3 million as of December 31, 2021 and 2020, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC No. 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2021, and current estimates of fair value may differ significantly from the amounts presented herein.

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

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

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

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheets as of December 31, 2021 and 2020 consists of the following (in thousands):

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

	December 31,
	2021	2020
Real estate assets, at cost
Property	$57,023	$56,290
Accumulated depreciation	(8,751)	(7,177)
Total real estate assets	48,272	49,113
Cash and cash equivalents	4,900	4,321
Escrows and utility deposits	1,243	1,449
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,104	1,201
Receivable due from related party (1)	1,011	132
Unamortized lease commissions and deferred legal cost, net	464	490
Prepaid expenses and other assets	33	37
Total assets	$57,027	$56,743

Notes payable	$14,920	$15,185
Accounts payable and accrued expenses	1,483	2,333
Payable due to related party	827	319
Accrued interest payable	64	63
Tenants' security deposits	827	825
Total liabilities	$18,121	$18,725

(1)    Excludes approximately $0.03 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of December 31, 2021 and approximately $0.03 million as of December 31, 2020.

5. REAL ESTATE

As of December 31, 2021, Pillarstone OP owned eight commercial properties in the Dallas and Houston metropolitan areas comprised of approximately 0.9 million square feet of gross leasable area.

6. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2021	2020
Tenant receivables	$733	$558
Accrued rents and other recoveries	1,065	1,113
Allowance for doubtful accounts	(538)	(398)
Total	$1,260	$1,273

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

7. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COSTS, NET

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2021	2020
Leasing commissions	$1,364	$1,290
Deferred legal costs	12	12
Total cost	1,376	1,302
Less: leasing commissions accumulated amortization	(901)	(802)
Less: deferred legal costs accumulated amortization	(11)	(10)
Total cost, net of accumulated amortization	$464	$490

A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions	Deferred Legal Costs	Total
2022	$193	$1	$194
2023	108	—	108
2024	72	—	72
2025	50	—	50
2026	33	—	33
Thereafter	7	—	7
Total	$463	$1	$464

8. LEASES

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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of December 31, 2021 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents (1)
2022	$6,614
2023	4,745
2024	2,953
2025	1,501
2026	915
Thereafter	299
Total	$17,027

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

As a Lessee. On June 8, 2021, Pillarstone's lease became month to month with Whitestone for the premises located at 2600 S. Gessner Road, Suite 555 Houston, Texas 77063. The rentable area of the premises is approximately 678 square feet. Total rent expense for the twelve months ended December 31, 2021 was $18,899, compared to $12,328 for the twelve months ended December 31, 2020.

9. DEBT

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
Description	2021	2020
Fixed rate notes
$16.5 million 4.97% Note, due September 26, 2023	$14,968	$15,262
Total notes payable principal	14,968	15,262
Less deferred financing costs, net of accumulated amortization	(48)	(77)
Total notes payable	$14,920	$15,185

Our mortgage debt was collateralized by one operating property as of December 31, 2021 and December 31, 2020 with a net book value of $21.3 million and $21.8 million, respectively. Our loan contains restrictions that would require prepayment penalties for the acceleration of outstanding debt and is secured by a deed of trust on our property and the assignment of certain rents and leases associated with our property. As of December 31, 2021, we were in compliance with our loan covenants.

Scheduled maturities of notes payable as of December 31, 2021 were as follows, (in thousands):

Year	Amount Due
2022	$309
2023	14,659
Total	$14,968

10. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. In 2019, the Pillarstone board of trustees approved an extension of the maturity date to November 20, 2021. In 2021, the noteholders agreed to extend the maturity date to November 20, 2022. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. Accrued interest on these related party convertible notes was approximately $121,000 as of December 31, 2021 compared with approximately $101,000 as of December 31, 2020.

11. SHAREHOLDERS' EQUITY

Operating partnership units. Substantially all of our business is conducted through Pillarstone OP, and we are the sole general partner. As of December 31, 2021, we owned an 18.6% interest in Pillarstone OP. At any time on or after six months following the date of the initial issuance thereof, limited partners in Pillarstone OP holding OP Units have the right to convert their OP Units for cash, or at our option, Common Shares of Pillarstone. As of December 31, 2021, there were 16,688,167 OP Units outstanding.

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

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
In conjunction with a one-time incentive exchange offer for Class A Preferred shareholders, Messrs. Mastandrea and Dee exchanged 534,668 of these restricted Class A Preferred Shares into 163,116 restricted Common Shares. The restrictions described above are also applicable to their Common Shares. The remaining 161,410 restricted Class A Preferred Shares held by Messrs. Mastandrea and Dee can each be converted into 0.305 restricted Common Shares. The market value of 161,410 restricted Class A Preferred Shares and 163,116 restricted Common Shares is $530,865 at December 31, 2021 and there is limited trading volume of the Common Shares on OTC Bulletin Board.
The number of Common Shares and the conversion factor have been revised to reflect the 1-for-75 reverse split of the Common Shares that occurred in July 2006.

During 2021 and 2020, no Class A Preferred Shares were converted into Common Shares.

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

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

Each of the trustees of Pillarstone, who were members of the board of trustees in September 2006, signed a restricted share agreement with Pillarstone, dated September 29, 2006, to receive a total of 12,500 restricted Class C Preferred Shares in lieu of receiving fees in cash for service as a trustee for the two years ending September 29, 2008. The restrictions on the Class C Preferred Shares were to be removed upon the latest to occur of a public offering by Pillarstone sufficient to liquidate the Class C Preferred Shares, an exchange of Pillarstone's existing shares for new shares, or September 29, 2008. These shares were fully amortized by the original date in 2008. On October 22, 2018, a trustee forfeited his Class C Preferred Shares as a result of his resignation from our board of trustees.
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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted Common Shares for the years ended December 31, 2021 and 2020:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2019	168,449	$11.44
Vested	—	—
Unvested at December 31, 2020	168,449	$11.44
Vested	—	—
Unvested at December 31, 2021	168,449	$11.44

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

Options. On November 16, 1998, we adopted the 1998 Share Option Plan. In 2004 the board of trustees unanimously recommended and the shareholders approved amendments to our 1998 Share Option Plan to increase the number of shares available for grant from 42,222 to 46,666 and to conform with then current tax regulations (“2004 Plan”). The 2004 Plan expired in 2014; the one outstanding grant of 667 options remains effective until 90 days after the term ends of the individual trustee. As of December 31, 2021 and 2020, there was no remaining unrecognized cost related to stock options.

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

The following table summarizes the activity for outstanding stock options:

Options Outstanding
Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Shares	Price	(in years)	Intrinsic Value (1)

Balance at December 31, 2019	667	$33.75	1.25	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	—	$—
Balance at December 31, 2020	667	$33.75	1.25	$—
Granted	—	—
Exercised	—	—
Canceled / forfeited / expired	—	—
Balance at December 31, 2021	667	$33.75	1.25	$—
Vested and exercisable as of December 31, 2021	—	$—	—	$—

(1)    The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2021. Because the weighted average exercise price exceeds fair market value at December 31, 2021, there is no aggregate intrinsic value for the options.

    Shareholders' Rights Plan

On December 26, 2021, the Board of Trustees (the “Board”) of Pillarstone Capital REIT (the “Company”) authorized a dividend of one preferred share purchase right (a “Right”) for each outstanding common share of beneficial interest, par value $0.01 per share, of the Company (the “Common Shares”), payable on December 27, 2021. The description and terms of the Rights are set forth in a rights agreement, dated as of December 27, 2021 (as the same may be amended from time to time, the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agent”).

Each Right entitles the registered holder to purchase from the Company one one-thousandth (a “Unit”) of a Series D Preferred Share, par value $0.01 per share, of the Company at a purchase price (“Purchase Price”) of $7.00 per Unit, subject to adjustment. The Rights initially trade with the Common Shares and will generally only become exercisable on the 10th business day after a person or entity has become the owner of 5% or more of the Common Shares (20% or more with respect to certain passive institutional investors) or the commencement of a tender or exchange offer which would result in any person becoming an owner of 5% or more of the Common Shares, except in certain situations specified in the Rights Agreement (such person an “Acquiring Person”), with proper provision (i) to provide each holder of certain units of the Operating Partnership with the number of Rights as would be issued to the applicable holder as if the holder had exercised its applicable redemption rights relating to such units immediately prior to the distribution date under the Rights Agreement, and the Company had elected to satisfy the redemption rights by paying the holder in shares in accordance with the Operating Partnership’s partnership agreement, and (ii) to provide each holder (other than the Company) of Class C Convertible Preferred Shares of beneficial interest, $0.01 par value per share, of the Company with the number of Rights, evidenced by Rights Certificates, as would be issued to such holder as if such holder had converted all of its Class C Preferred Shares into Common Shares immediately prior to the distribution date.

If any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right (other than Rights beneficially owned by an Acquiring Person, affiliates and associates of an Acquiring Person and certain transferees thereof, which Rights will thereupon become null and void) will thereafter have the right to receive upon exercise of a Right that number of Common Shares having a market value of two times the Purchase Price. If, after any person or group of affiliated or associated persons has become an Acquiring Person, the Company is acquired in a merger, consolidation or combination or 50% or more of its consolidated assets, cash flow or earning power are transferred, proper provisions will be

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

made so that each holder of a Right (other than Rights beneficially owned by an Acquiring Person, affiliates and associates of an Acquiring Person and certain transferees thereof, which Rights will have become null and void) will thereafter have the right to receive upon the exercise of a Right that number of common shares of the person (or its parent) with whom the Company has engaged in the foregoing transaction having a market value of two times the Purchase Price. At any time after any person or group of affiliated or associated persons becomes an Acquiring Person and prior to the earlier of one of the events described in the previous paragraph or the acquisition by an Acquiring Person of 50% or more of the outstanding Common Shares, the Board may exchange the Rights (other than Rights owned by an Acquiring Person, affiliates and associates of an Acquiring Person and certain transferees thereof, which Rights will have become null and void), in whole or in part, for Common Shares at an exchange ratio of one Common Share per Right.

The Rights will expire on the earliest of (i) the close of business on December 27, 2024, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the closing of any merger or other acquisition transaction involving the Company that has been approved by the Board, at which time the Rights are terminated, (iv) the business day immediately following the Company’s 2022 annual meeting of shareholders (including any adjournment thereof) if the Rights Agreement shall not have been approved, on or before such date, by the affirmative vote of the holders of a majority of the voting power present, in person or by proxy, and entitled to vote at a meeting of the Company’s shareholders duly held in accordance with the Articles of Amendment and Restatement of the Declaration of Trust of the Company, the Company’s bylaws and Maryland law, and (v) the time at which the Rights are exchanged pursuant to the Rights Agreement. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement.

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

As of December 31, 2021, per the Award, the remaining time-based and the performance-based shares were forfeited due to the departure of the Company's employee who had received the grants. The value of these forfeited shares was approximately $131,000.

The total value of the time-based and performance-based shares granted on July 1, 2019 was approximately $196,000. The Company recognized approximately $(57,000) and $68,000 in share-based compensation expense for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, the Company had no unrecognized share-based compensation expense.

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

In August 2020, the Committee recommended to the Board, and the Board approved, paying an annual trustee fee of $30,000 in common shares from the 2016 Equity Plan, with each trustee having the option to receive up to 50% in cash and the balance in common shares. The price per common share is the Pink Market of the OTC Markets Group closing price quoted the day before the common shares are distributed to the trustees.

On August 12, 2020, a total of 122,665 common shares were issued to the three independent trustees and vested immediately for services in 2017, 2018, and 2019. The value of these common shares is approximately $166,000.

On December 17, 2020, a total of 56,607 common shares were issued to the three independent trustees and vested immediately for services in 2020. The value of these common shares is approximately $65,000.

On December 13, 2021, a total of 51,524 common shares were issued to the three independent trustees and vested immediately for services in 2021. The value of these common shares is approximately $67,000.

The Company recognized approximately $67,000 and $231,000 in share-based compensation expense for trustees for the years ended December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, the maximum number of Common Shares or OP Units available to be granted is 2,086,655. A summary of the 2016 Equity Plan activity as of and for the year ended December 31, 2021 is as follows:

Description	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2021	75,052	$2.18
Granted	51,524	$1.31
Vested	(66,534)	$1.59
Forfeited	(60,042)	$2.18
Non-vested at December 31, 2021	—	$—
Available for grant at December 31, 2021	2,086,655

(1) The fair value of the shares granted on July 1, 2019 was determined based on the share activity from the date of the three property sales on December 27, 2018, until the grant date July 1, 2019. The fair values of the shares issued on August 12, 2020, December 17, 2020, and December 13, 2021, were determined by the market price on the dates of issuance.

13. EARNINGS PER SHARE

The Company applies the guidance of ASC No. 260, "Earnings Per Share," for all periods presented herein. Net earnings per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of earnings per Common Share calculations for the years ended December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, Class A Preferred Shares, Class C Preferred Shares and Restricted Common Shares awarded pursuant to the 2016 Plan (defined in Note 12 above) were not included in net loss per weighted average Common Share outstanding-diluted, because the effect of the conversion would be anti-dilutive. During the years ended December 31, 2021 and 2020, the Company had $197,780 of convertible notes payable as discussed in Note 10. The convertible notes payable were not included in the computation of diluted loss per share for the years ended December 31, 2021 and 2020 because the effect of the conversion would be anti-dilutive.

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

	For the Year Ended December 31,
(in thousands, except share and per share data)	2021	2020

Numerator:
Net loss available to common shareholders	$(259)	$(371)

Denominator:
Weighted average number of common shares - basic	603,005	460,389
Weighted average number of common shares - dilutive	603,005	460,389

Loss Per Share:
Basic loss per Common Share:
Net loss available to Common Shareholders	$(0.43)	$(0.81)
Diluted loss per Common Share:
Net loss available to Common Shareholders	$(0.43)	$(0.81)

14. DIVIDENDS AND DISTRIBUTIONS

No cash distributions were declared during 2021 and 2020 with respect to common or preferred shares.

15. INCOME TAXES

The Company follows the provisions of ASC Topic 740 which provides for recognition of deferred tax assets and liabilities for deductible temporary timing differences, net of a valuation allowance for any asset for which it is more-likely-than-not will not be realized in the Company’s tax return.

Income tax benefit (provion) was $(2,000) and $35,000 for the years ended December 31, 2021 and 2020, respectively.

The income tax benefit (provision) included in the consolidated statements of operations for the years ended December 31, 2021 and 2020 was comprised of the following components (in thousands):

	For the Year Ended December 31,
	2021	2020
Federal:
Current	$—	$72
Deferred	46	14
	$46	$86

State:
Current	$(48)	$(51)
	$(48)	$(51)

Total tax benefit (provision)	$(2)	$35

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

The items accounting for the difference between income taxes computed at the Federal statutory rate and our effective rate were as follows:

	For the Year Ended December 31,
	2021	2020
Federal statutory rate	21%	21%
Effect of:
Noncontrolling interest	(32)%	(35)%
State income tax, net of Federal tax effect	8%	6%
Permanent difference	4%	2%
Change in deferred valuations	—%	—%
Change in valuation allowance	—%	—%
Effective rate	1%	(6)%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets and (liabilities):
Depreciation and amortization	$(110)	$(137)
Acquisition and organizational costs	51	56
Accruals and others	(6)	(1)
Net Operating Loss	29	—
Total deferred tax assets and (liabilities)	$(36)	$(82)

The Company had deferred tax liabilities of $36,000 and $82,000 as of December 31, 2021 and December 31, 2020, respectively. Deferred tax liabilities are accounted for on the accounts payable and accrued expenses line item on the Company's balance sheet. As of December 31, 2021, the Company had a net operating loss carry-forward of $136,000 available to be carried to future periods.

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

As of December 31, 2021, Mr. James C. Mastandrea was the Chairman and Chief Executive Officer of Whitestone REIT and also serves as the Chairman and Chief Executive Officer of Pillarstone Capital REIT and beneficially owns approximately 66.7% of the outstanding equity in Pillarstone Capital REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). As of December 31, 2021, Mr. John J. Dee, was the Chief Operating Officer and Corporate Secretary of Whitestone REIT, and also serves as a trustee and the Senior Vice President, Chief Financial Officer and Corporate Secretary of Pillarstone Capital REIT and beneficially owns approximately 20.0% of the outstanding equity in Pillarstone Capital REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Paul T. Lambert, a Trustee of Whitestone REIT, also serves as a Trustee of Pillarstone Capital REIT.

Pursuant to the Contribution Agreement, the Company agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act of 1933, as amended, the issuance of the common shares in the Company that may be issued upon redemption of the OP Units issued pursuant to the Contribution Agreement and the offer

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

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

In connection with the Contribution Agreement, on December 8, 2016, the Company and Pillarstone OP entered into a Tax Protection Agreement (the “Tax Protection Agreement”) with Whitestone OP pursuant to which Pillarstone OP agreed to indemnify Whitestone OP for certain tax liabilities resulting from its recognition of income or gain prior to December 8, 2021 if such liabilities result from a transaction involving a direct or indirect taxable disposition of all or a portion of the Property or if Pillarstone OP fails to maintain and allocate to Whitestone OP for taxation purposes minimum levels of liabilities as specified in the Tax Protection Agreement, the result of which causes such recognition of income or gain and Whitestone incurs taxes that must be paid to maintain its REIT status for federal tax purposes. As of December 31, 2021 the Tax Protection Agreement has expired.

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

The following table presents the revenue and expenses with Whitestone included in our consolidated statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

		For the Year Ended December 31,
	Location of Revenue (Expense)	2021	2020
Rent	Rental	$903	$921
Property management fees	Management fees	(387)	(418)
Asset management fees	Management fees	(180)	(173)
Rent expense	Office expenses	(19)	(17)

Receivables due from and payables due to related parties consisted of the following as of December 31, 2021 and 2020 (in thousands):

		December 31,
	Location of Receivable (Payable)	2021	2020
Tenant receivables and other receivables	Receivable due from related party	$1,011	$132
Accrued interest due to related party	Accrued interest payable	(121)	(101)
Other payables due to related party	Payable due to related party	(846)	(335)

Pillarstone Capital REIT
Notes to Consolidated Financial Statements
December 31, 2021

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

19. SUBSEQUENT EVENTS

On December 9, 2021, James Mastandrea, Pillarstone’s Chairman, Chief Executive Officer, and President, requested Dennis Chookaszian, an independent trustee of Pillarstone’s Board of Trustees, to temporarily assume the responsibility for directing Pillarstone’s board meetings. He also advised that he would not participate in any Pillarstone matters involving Whitestone REIT or for a shareholders rights plan being considered by Pillarstone’s Board of Trustees at that time. On December 10, 2021, Mr. Chookaszian informed the Board of Trustees of Mr. Mastandrea’s request and the trustees unanimously approved Mr. Chookaszian to lead the board meetings until Mr. Mastandrea returns to his previous roles. Mr. Chookaszian is also acting as “principal executive officer” for purposes of reviewing and signing Pillarstone’s 2021 Form 10-K.

On January 18, 2022, Whitestone REIT’s board of trustees terminated Mr. Mastandrea from his position as chief executive officer of Whitestone REIT and replaced him as chairman of Whitestone REIT’s board. In February 2022, Whitestone REIT also terminated John Dee as its chief operating officer and corporate secretary. Mr. Dee continues as Pillarstone’s Senior Vice President, Chief Financial Officer, and Corporate Secretary and serves as a Trustee on Pillarstone’s Board of Trustees.

Pillarstone Capital REIT
Schedule II - Valuation and Qualifying Accounts
December 31, 2021

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Revenue/	from	End of
Description - Taxes To Be Updated	of Year	Expense	Reserves	Year
Deferred tax asset allowance:
Year ended December 31, 2021	$—	$—	$—	$—
Year ended December 31, 2020	—	—	—	—
Year ended December 31, 2019	199	(199)	—	—

Allowance for doubtful accounts:
Year ended December 31, 2021	$398	$138	$2	$538
Year ended December 31, 2020	161	242	(5)	398
Year ended December 31, 2019	53	160	(52)	161

Pillarstone Capital REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total

Pillarstone OP Properties:
9101 LBJ Freeway	$3,590	$2,811	$437	$—	$3,590	$3,248	$6,838
Corporate Park Northwest	1,326	5,009	740	—	1,326	5,749	7,075
Corporate Park Woodland II	2,730	24	44	—	2,730	68	2,798
Holly Hall Industrial Park	2,730	1,768	132	—	2,730	1,900	4,630
Holly Knight	807	1,231	234	—	807	1,465	2,272
Interstate 10 Warehouse	2,915	765	166	—	2,915	931	3,846
Uptown Tower (3)	7,304	15,493	2,808	—	7,304	18,301	25,605
Westgate Service Center	937	2,502	524	—	937	3,026	3,963
Total - Pillarstone OP Properties	$22,339	$29,603	$5,085	$—	$22,339	$34,688	$57,027

Pillarstone Capital REIT
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021

		Accumulated Depreciation	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Acquired	Life
Pillarstone OP Properties:
9101 LBJ Freeway		$658	12/8/2016	5-39 years
Corporate Park Northwest		1,826	12/8/2016	5-39 years
Corporate Park Woodland II		43	12/8/2016	5-39 years
Holly Hall Industrial Park		366	12/8/2016	5-39 years
Holly Knight		315	12/8/2016	5-39 years
Interstate 10 Warehouse		282	12/8/2016	5-39 years
Uptown Tower (3)		4,308	12/8/2016	5-39 years
Westgate Service Center		956	12/8/2016	5-39 years
Total - Pillarstone OP Properties		$8,754

(1)     Reconciliations of total real estate carrying value for the years ended December 31, 2021 and 2020 follows, (in thousands):

	For the Year Ended December 31,
	2021	2020
Balance at beginning of period	$56,294	$55,861
Additions - improvements	1,012	659
Deductions - cost of real estate sold or retired	(279)	(226)
Balance at close of period	$57,027	$56,294

(2)    The aggregate cost of real estate (in thousands) for federal income tax purposes is $56,017.
(3)    This property secures a $15.0 million mortgage note.