Form 10-K/A
period 2021-12-31
PILLARSTONE CAPITAL REIT
filed 2022-04-29
CIK 928953

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

Auditor firm ID:	Auditor Name:	Auditor Location:
342	Pannell Kerr Forster of Texas, P.C.	Houston, Texas

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Pillarstone Capital REIT (the “Company,” “we,” “us” or “our”) for the year ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2022 (the “Original Filing”).
This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2021.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Original Filing and Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

SIGNATURES

PART III

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Trustees and Executive Officers
Our Board currently consists of five members and is divided into three classes. Class I consists of one trustee, Class II and Class III each consists of two trustees, and each class serves for a three-year term.
James C. Mastandrea serves as our current Class I trustee until the 2022 Annual Meeting and until his successor, if any, is elected and qualified. Dennis H. Chookaszian and Kathy M. Jassem serve as our current Class III trustees until the 2023 annual meeting and until their respective successors, if any, are elected and qualified. John J. Dee and Paul T. Lambert serve as our current Class II trustees until the 2024 annual meeting and until their respective successors, if any, are elected and qualified.
The following table sets forth information for our current trustees and the two trustees who are executive officers:

Name	Age	Position	Class Designation	Term Expiration
James C. Mastandrea	78	President, Chief Executive Officer and Chairman of Board of Trustees	Class I	2022
John J. Dee	71	Senior Vice President, Chief Financial Officer and Trustee	Class II	2024
Paul T. Lambert	69	Trustee	Class II	2024
Dennis H. Chookaszian	78	Trustee	Class III	2023
Kathy M. Jassem	76	Trustee	Class III	2023

There are no family relationships between any of our trustees or executive officers.

Class I Trustee to Serve Until the 2022 Annual Meeting of Shareholders:
James C. Mastandrea has been our Chairman, President and Chief Executive Officer since 2003. Mr. Mastandrea has over 40 years of experience in the real estate industry and 23 years serving in high level positions of publicly traded companies. From 2006 until January 2022, he served as the President, Chief Executive Officer and Chairman of the Board of Trustees of Whitestone REIT (NYSE), a publicly traded REIT focused on Community Centered PropertiesTM. In addition, since 1978, Mr. Mastandrea has served as the Chief Executive Officer/Founder of MDC Realty Corporation, a privately held residential and commercial real estate development company. From 1994 to 1998, Mr. Mastandrea served as Chairman and Chief Executive Officer of First Union Real Estate Investments (NYSE), a publicly traded real estate investment trust. Mr. Mastandrea also served in the U.S. Army from 1964 to 1966. In 2017, Mr. Mastandrea was recognized with the EY Entrepreneur of the Year Award for the Gulf Coast Texas Region in the Transformational CEO category. He is a board member Cleveland State University Foundation and serves on the Foundation’s Investment Committee. He regularly lectures to MBA students at the University of Chicago, has instructed as an Adjunct Professor in the MBA program at Rice University’s Jones Graduate School of Business in Houston, Texas, and has presented to institutional investors in the U.S. and Europe. Mr. Mastandrea’s significant experience in the commercial and residential real estate business, capital markets, and private and public companies as a real estate expert allows him to provide insight into various aspects of the economy and commercial real estate, which is of significant value to our Board.
Class II Trustees to Serve Until the 2024 Annual Meeting of Shareholders:
John J. Dee has served as our Senior Vice President, Chief Financial Officer, Secretary, and a trustee since 2003. From 2006 to February 2022, Mr. Dee was also Chief Operating Officer, Executive Vice President, and Corporate Secretary at Whitestone REIT (NYSE), a publicly traded real estate investment trust (“REIT”) focused on Community Centered PropertiesTM. Prior to Mr. Dee’s joining Pillarstone Capital, from 2002 to 2003, he was Senior Vice President and Chief Financial Officer of MDC Realty Corporation, a privately held residential and commercial real estate development company. From 2000 to 2002, Mr. Dee was Director of Finance and Administration for a Cleveland, Ohio law firm. From 1978 to 2000, Mr. Dee held various management positions with First Union Real Estate Investments (NYSE), including Senior Vice President and Chief Accounting Officer from 1996 to 2000. Mr. Dee is licensed as a CPA (non-practicing) in the State of Ohio. Mr. Dee has a significant number of years of experience with publicly listed real estate investment trusts and adds exceptional experience and skills to our management team and Board.

Paul T. Lambert has served as a trustee since November 1998. Mr. Lambert serves as the Chief Executive Officer of Lambert Capital Corporation. He served on the Board of Directors and was the Chief Operating Officer of First Industrial Realty Trust, Inc. (NYSE) (“First Industrial”) from its initial public offering in October 1994 through December 1995. Mr. Lambert was one of the largest contributors to the formation of First Industrial and one of its founding shareholders. Prior to forming First

Industrial, Mr. Lambert was managing partner for The Shidler Group, a national private real estate investment company. Prior to joining The Shidler Group, Mr. Lambert was a commercial real estate developer with Dillingham Corporation and, prior to that, was a consultant with The Boston Consulting Group. Mr. Lambert has served since 2013 as a trustee of Whitestone REIT (NYSE), a publicly traded REIT focused on Community Centered PropertiesTM. Mr. Lambert is an entrepreneur with significant experience in commercial real estate and financing of development projects providing the Board with his leadership skills to perform oversight functions as a trustee and member of several committees.
Class III Trustees to Serve Until the 2023 Annual Meeting of Shareholders:
Dennis H. Chookaszian has served as a trustee since June 2016. Mr. Chookaszian served as Chairman of the Financial Accounting Standards Advisory Council, which advises the Financial Accounting Standards Board, from January 2007 to December 2011. During his 27-year career with CNA Financial Corporation (“CNA”), Mr. Chookaszian held several management positions at CNA’s business unit and corporate levels. Mr. Chookaszian joined CNA in 1975 as Chief Financial Officer until 1990 when he became President. In 1992, he was named Chairman and Chief Executive Officer of CNA Insurance Companies, and in 1999 he became Chairman of CNA’s executive committee until he retired in 2001. Besides Pillarstone Capital, Mr. Chookaszian currently serves on the boards of two other public companies: CME Group Inc. (NasdaqGS: CME, formerly known as Chicago Mercantile Exchange Holdings Inc.), the world’s largest financial futures and derivatives exchange, since 2004; and Perdoceo Corporation (NasdaqGS: PRDO), a private post-secondary education provider, since 2002. In 2010, Mr. Chookaszian received the Outstanding Director Award from the Financial Times Outstanding Directors Exchange. Mr. Chookaszian is a member of the advisory board and an adjunct Professor at University of Chicago Booth School of Business where he teaches courses in corporate governance. He also teaches a course in international corporate governance at Cheung Kong Graduate School of Business (China) and at Shanghai Advanced Institute of Finance (China). He also is a trustee of Northwestern University and a member of the advisory board of Kellogg Graduate School of Management. Mr. Chookaszian has a Bachelor of Science in chemical engineering from Northwestern University, a Master of Business Administration in finance from University of Chicago, and a Master’s degree in economics from London School of Economics. He is a Certified Public Accountant, Chartered Global Management Accountant, Certified Management Consultant, and Chartered Property Casualty Underwriter. Mr. Chookaszian has significant business, audit committee and teaching experience that adds significantly to the oversight and governance of the Company.
Kathy M. Jassem has served as a trustee since August 2018. From 2007 through December 2021, Ms. Jassem was employed by the New Jersey Division of Investment and was most recently Senior Portfolio Manager, managing $1 billion of domestic and global equity property portfolios. Ms. Jassem holds the following NASD licenses: Series 7, 24, 63, 86 and 87, in addition to an MBA degree from The Wharton School, University of Pennsylvania. She has also been a member of the NAREIT Advisory Council. Ms. Jassem has extensive experience in real estate investments and maintains regular contact with real estate investment professionals and analysts providing the Board with a broad base of knowledge for current real estate investment trends.
Trustee Independence
Our common shares are currently quoted on the Pink Market of the OTC Markets Group. Accordingly, we are not subject to the rules of any national securities exchange that require a majority of a listed company’s trustees and specified committees of the board of trustees meet independence standards prescribed by such rules. However, the Board has affirmatively determined that each of Mr. Chookaszian, Ms. Jassem, and Mr. Lambert do not have a material relationship with Pillarstone Capital that would interfere with the exercise of independent judgment and are “independent” as defined under NYSE MKT listing standards, applicable Securities and Exchange Commission (“SEC”) rules and the standards prescribed by our Declaration of Trust. Mr. Mastandrea and Mr. Dee are also executive officers of the Company and therefore are not considered to be independent according to these standards.
Audit Committee
We have a separately designated standing Audit Committee of the Board consisting of Mr. Chookaszian, who serves as Chairman, Ms. Jassem, and Mr. Lambert. Mr. Chookaszian also serves as the audit committee financial expert, as defined by the SEC. Each member of the Audit Committee satisfies the independence standards and financial literacy requirements set forth under NYSE MKT listing standards and the applicable rules of the SEC. The Audit Committee is directly responsible for engaging and reviewing the performance of our independent public auditors, oversees our accounting and financial reporting processes, considers and approves the range of audit and non-audit fees, reviews the adequacy of our internal accounting controls and procedures and resolves disagreements between management and our independent public auditors.

Code of Conduct and Ethics
Our Board has adopted a Code of Conduct and Ethics that applies to all officers, trustees and employees of Pillarstone Capital, including our principal executive officer, principal financial officer, principal accounting officer, and any person performing similar functions. We have posted our Code of Conduct and Ethics on the Governance Documents page of our website at www.pillarstone-capital.com. If we amend or grant any waiver from a provision of our Code of Conduct and Ethics, we will promptly disclose such amendment or waiver in accordance with and if required by applicable law, including by posting such amendment or waiver on our website at the address above.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s officers, trustees and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. Officers, trustees and greater than 10%

shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Form 4s filed by trustees reporting share transactions, grants of restricted shares and options furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers, trustees and greater than 10% shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION
The Management, Organization and Compensation Committee (the “Committee”) administers the compensation program for the executive officers. The Committee is responsible for reviewing and recommending our compensation and employee benefit policies to the Board for its approval and implementation. The Committee reviews and recommends to the Board for approval the compensation for our Chief Executive Officer, including salaries, bonuses and grants of awards under our equity incentive plans. The Committee and the Board review and act upon proposals by the Chief Executive Officer to determine the compensation for other executive officers. The Committee, among other things, reviews and recommends to the Board employees to whom awards will be made under our equity incentive plans, determines the number of options to be awarded, and the time, manner of exercise and other terms of the awards.
The intent of the compensation program is to align the executive’s interests with that of our shareholders, while providing incentives and competitive compensation for implementing and accomplishing our short-term and long-term strategic and operational goals and objectives.
Compensation of Named Executive Officers
James C. Mastandrea did not receive any compensation for serving as our Chief Executive Officer, President and Chairman during the years ended December 31, 2021 and December 31, 2020. John J. Dee did not receive any compensation for serving as our Senior Vice President, Chief Financial Officer, and Corporate Secretary during the years ended December 31, 2021 and December 31, 2020. There were no other officers or named executive officers of the Company in the past two fiscal years. The Board is considering entering into compensation arrangements for its executive officers during 2022, but there are no terms in effect as of the date of this report and no arrangements are expected to be in effect as of the date of the Annual Meeting.
Outstanding Equity Awards at Fiscal Year End

The following table sets forth the status of equity awards as of December 31, 2021:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)
James C. Mastandrea Chief Executive Officer, President, and Chairman	2,000 (2) 44,444 (3) 12,500 (4)	$5,000 $1,111,100 $312,500

John J. Dee Senior Vice President and Chief Financial Officer	2,000 (2) 12,500 (4)	$5,000 $312,500

Paragon Real Estate Development, L.L.C. (5)	163,116 (6) 161,410 (7)	$407,790 $123,075

(1) The Company’s 657,084 common shares are quoted on the Pink Market of OTC Markets Group. The quoted price of the Company’s common shares was $2.50 per share on December 31, 2021. The values in the table are based on $2.50 per share for the number of common shares into which the Class A Preferred Shares and the Preferred Class C Shares are convertible because neither of these equity securities is listed on an exchange. Each Class A Preferred Share is convertible into 0.305 common shares. Each Preferred Class C Share is convertible into 10 common shares.

(2) Represents restricted common shares issued January 2, 2004. Half of the restricted shares vested on the fifth anniversary of the issuance date. The remaining half will vest when funds from operations has doubled or when the Company’s share price is 50% higher compared to the average trading price for the five days preceding the grant date.

(3) Represents restricted Preferred Class C Shares issued September 29, 2006 for Mr. Mastandrea’s services as an officer of the Company for the period beginning September 29, 2006 and ending September 29, 2008. These shares are subject to forfeiture and are restricted until the latest to occur of a public offering by the Company sufficient to liquidate the Class C Preferred Shares, an exchange of the Company’s existing shares for new shares, or September 29, 2008.

(4) Represents restricted Preferred Class C Shares issued September 29, 2006 for service as a trustee of the Company for the period beginning September 29, 2006 and ending September 29, 2008. These shares are subject to forfeiture and are restricted until the latest to occur of a public offering by the Company sufficient to liquidate the Class C Preferred Shares, an exchange of the Company’s existing shares for new shares, or September 29, 2008.

(5) Paragon Real Estate Development, L.L.C. is an entity jointly owned by Mr. Mastandrea and Mr. Dee.

(6) Represents restricted common shares issued June 30, 2003 that vest upon the later to occur of the date the Company’s gross assets exceed $50 million, or 50% of the restricted shares on March 4, 2004, 25% of the shares on March 4, 2005 and 25% of the shares on March 4, 2006. The Company has not vested any of the above shares. Even though the Company’s gross assets exceed $50 million, when considering its 18.6% ownership of Pillarstone OP, the Company’s effective ownership of gross assets is less than $50 million.

(7) Represents restricted Class A Preferred Shares issued June 30, 2003 that vest upon the later to occur of the date the Company’s gross assets exceed $50 million, or 50% of the restricted shares on March 4, 2004, 25% of the shares on March 4, 2005 and 25% of the shares on March 4, 2006. The Company has not vested any of the above shares. Even though the Company’s gross assets exceed $50 million, when considering its 18.6% ownership of Pillarstone OP, the Company’s effective ownership of gross assets is less than $50 million.
Option Value at Fiscal Year End
No named executive officer holds options.
Employment Agreements
During 2017 and 2020, the Management, Organization, and Compensation Committee and Mr. Mastandrea discussed changes to Mr. Mastandrea’s employment agreement as an alternative to his no longer participating in a plan approved by shareholders in June 2003 as an incentive for our employees, officers, and trustees to increase the asset base, net operating income, funds from operations, and share value of Pillarstone Capital. The discussions also included Mr. Mastandrea receiving shares and share options issued from the 2016 Equity Plan in amounts equivalent to an annual base salary of $500,000 and a bonus. In 2020, the Management, Organization, and Compensation Committee decided that Mr. Mastandrea and Mr. Dee would not receive compensation from Pillarstone Capital for their services.
On April 3, 2006, the Board authorized modifications to the employment agreement of Mr. Mastandrea. The modification agreement allows Mr. Mastandrea to devote time to other business and personal investments while performing his duties for Pillarstone Capital. The original employment agreement with Mr. Mastandrea provides for an annual salary of $60,000 effective as of March 4, 2003. The initial term of Mr. Mastandrea’s employment is for two years and may be extended for terms of one year. Mr. Mastandrea’s base annual salary may be adjusted from time to time, except that the adjustment may not be lower than the preceding year’s base salary. The employment agreement provides that Mr. Mastandrea will be entitled to base salary and bonus at the rate in effect before any termination for a period of three years in the event that his employment is terminated without cause by us or for good reason by Mr. Mastandrea. Effective September 29, 2006, in lieu of an annual salary of $100,000, Mr. Mastandrea received 44,444 Preferred C Shares for his service as an officer of Pillarstone Capital through September 29, 2008. The shares were fully amortized by the original date in 2008.
Effective June 30, 2003, we issued 696,078 preferred shares valued at approximately $2.4 million to Messrs. Mastandrea and Dee pursuant to separate restricted share agreements. On June 30, 2003, 534,668 preferred shares were converted at a factor of 0.305 into 163,116 common shares. Under the restricted share agreement for each of Mr. Mastandrea and Mr. Dee, the restricted shares vest upon the later of the following dates:

•the date our gross assets exceed $50.0 million, or
•50% of the restricted shares on March 4, 2004; 25% of the shares on March 4, 2005; and the remaining 25% of the shares on March 4, 2006.
The Company has not vested any of the above shares. Even though the Company’s gross assets exceed $50 million, when considering its 18.6% ownership of Pillarstone OP, the Company’s effective ownership of gross assets is less than $50 million.
The number of common shares and the conversion factor have been revised to reflect the 1-for-75 reverse split of the common shares that occurred in July 2006.

Equity Compensation Plan Information

Equity Compensation Plans Approved/ Not Approved by Security Holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders

2016 Equity Plan			2,338,569
Vested issued common shares			(251,915)

Available for grant at December 31, 2021			2,086,654

2004 Share Option Plan
Restricted common shares	5,333
Options for common shares	667	$33.75
	6,000		n/a

Equity compensation plans not approved by security holders
Common shares	6,667	$ —

	6,667	$ —	--

Total all plans – Common shares	12,667		2,086,654

In June 2003, our shareholders approved an agreement to issue additional common shares to Paragon Real Estate Development, LLC of which Mr. Mastandrea is the managing member and Mr. Dee is a member. In September 2006, Pillarstone Capital amended this agreement to include each of the trustees so that if a trustee brings a new transaction to Pillarstone Capital, he would receive additional common shares of Pillarstone Capital in accordance with a formula in the agreement. In January 2016, the non-employee trustees and Mr. Mastandrea agreed to make this agreement for only non-employee trustees. The agreement is intended to serve as an incentive for our trustees to increase the asset base, net operating income, funds from operations, and share value of Pillarstone Capital. The exact number of common shares that would be issued will be calculated in accordance with a formula in the agreement based on future acquisition, development or redevelopment transactions. Any of these transactions would be subject to approval by the members of our Board who are not receiving the additional common shares. We would issue our common shares only upon the closing of a transaction. The maximum number of common shares to be issued under the agreement is limited to a total value of $26 million based on the average closing price of our common shares for 30 calendar days preceding the closing of any transaction. The common shares will be restricted until we achieve the five-year pro forma income target for the acquisition, as approved by the Board, and an increase of 5% in Pillarstone Capital net operating income and funds from operations. The restricted shares would vest immediately upon any “shift in ownership,” as defined in the agreement. In 2020, the non-employee trustees decided not to participate in the agreement.
Compensation of Trustees

During 2020, the Management, Organization, and Compensation Committee recommended to the Board, and the Board approved, paying an annual trustee fee of $30,000 to each non-employee trustee in common shares from the 2016 Equity Plan approved by shareholders in 2016, with each trustee having the option to receive up to 50% in cash and the balance in common shares. The price per common share is the Pink Market of OTC Markets Group closing price quoted the day before the common shares are distributed to the trustees. Accordingly, during December 2021, Mr. Chookaszian, Ms. Jassem, and Mr. Lambert were paid $30,000 each in common shares with the option to receive up to 50% in cash.

The non-employee trustees received cash and/or common shares for the trustee fees as follows:

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Total ($)
Dennis H. Chookaszian	$40,000.00 (2)	$29,999.00 (3)	$69,999.00
Kathy M. Jassem	$37,500.75 (2)	$22,499.25 (4)	$60,000.00
Paul T. Lambert	$15,000.50	$14,999.50 (5)	$30,000.00

(1)    Consists of the portion of trustee fees paid in common shares as described above. Amounts reflect the aggregate grant date fair value of the stock awards granted in 2021, computed in accordance with Financial Accounting Standards Board ASC Topic 718 (ASC 718). This amount does not reflect the actual economic value realized by the trustee. The number of shares was determined on the basis of the price per common share of the Pink Market of OTC Markets Group closing price quoted the day before the common shares are distributed to the trustees.
(2)    Includes fees for service of a special committee established by the Board to analyze a potential transaction between the Company and Whitestone REIT Operating Partnership, LP, an affiliated company. Mr. Chookaszian served as chairman of the special committee and received $40,000 during 2021 for his services. Ms. Jassem served as a member of the special committee and earned $30,000 for her services, which was paid in early 2022.
(3)    Consists of 22,900 common shares.
(4)    Consists of 17,175 common shares.
(5)    Consists of 11,450 common shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table includes certain information as of March 31, 2022 with respect to the beneficial ownership of our shares by: (i) each person known by us to own more than 5% in interest of the outstanding shares; (ii) each of the trustees; (iii) each of our executive officers; and (iv) all of the trustees and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

	Common Shares(2)			Preferred A Shares(3)			Preferred C Shares(4)		Total Common Shares and Preferred Shares(5)
Name and Address(1)	Number		Percent(6)	Number		Percent(6)	Number	Percent	Number		Percent(6)
James C. Mastandrea	242,414	(7)	33.6%	161,410	(17)	62.9%	56,944	24.6%	861,084	(19)	64.3%
Paragon Real Estate Development, LLC	163,117	(8)	24.8%	161,410	(17)	62.9%	—	—	212,347	(20)	30.1%
Paul T. Lambert	163,502	(9)	22.7%	—		—	62,500	26.9%	788,502	(21)	58.6%
John J. Dee	25,643	(10)	3.8%	—	(18)	—	12,500	5.4%	150,643	(22)	18.7%
Dennis H. Chookaszian	152,823	(11)	22.1%	—		—	22,500	9.7%	377,823	(23)	41.2%
Kathy H. Jassem	57,319		8.7%	—		—	2,500	1.1%	82,319	(24)	12.1%
Daniel G. DeVos	60,174	(12)	6.7%	—		—	62,500	26.9%	685,174	(25)	20.9%
Barbara S. Oliver	—		—	—		—	12,500	5.4%	125,000	(26)	4.1%
Timothy D. O'Donnell 90 Broad Street New York, NY 10004	32,207	(13)	5.0%	—		—	—	—	32,207		1.0%
Mark Schurgin 9841 Airport Boulevard Los Angeles, CA 90045	80,598	(14)	12.3%	—		—	—	—	80,598		2.5%
All trustees and current executive officers as a group(15)	641,701	(16)	76.4%	161,410		62.9%	156,944	67.7%	2,260,371	(27)	91.9%

(1)    Unless otherwise indicated, the address of all beneficial owners is our corporate address at 2600 South Gessner Road, Suite 555, Houston, Texas 77063.
(2)    Percentages based on 657,084 common shares outstanding, not including 38,130 shares held in treasury. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options and convertible notes payable. The options that are currently exercisable as of March 31, 2022 for all named persons is 667, and the common shares issuable upon conversion of notes payable as of March 31, 2022 for all named persons is 240,803. Percentages also include 6,667 restricted shares issuable to an independent third party that Mr. Mastandrea has the right to vote.
(3)    Percentages based on 256,636 Preferred A Shares outstanding as of March 31, 2022, which convert to 53,610 common shares as follows: 161,410 Preferred A Shares are each convertible into 0.305 common shares and 95,226 Preferred A Shares are each convertible into 0.046 common shares.
(4)    Percentages based on 231,944 Preferred C Shares outstanding as of March 31, 2022, which convert to 2,319,440 common shares. Each Preferred C Share is convertible into 10 common shares.
(5)    Percentages based on 657,084 common shares outstanding, not including 38,130 shares held in treasury, and including 256,636 Preferred A Shares which convert to 53,610 common shares, 231,944 Preferred C Shares which convert to 2,319,440 common shares, and notes payable which are convertible into 240,803 common shares. For each individual trustee and executive officer, also includes common shares he has the right to acquire through share options that are currently exercisable as of March 31, 2022 and shares that are issuable upon conversion of notes payable as of March 31, 2022. Mr. Mastandrea’s percentage is calculated using a denominator that includes (i) 657,084 common shares, not including 38,130 shares held in treasury; (ii) 56,944 Preferred C Shares that convert to 569,440 common shares; (iii) 161,410 Preferred A Shares that convert to 49,230 common shares; (iv) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; and (v) 63,584 common shares issuable upon conversion of notes payable due to Mr. Mastandrea.
(6)    The ownership percentages total more than 100% due to more than one person or entity being considered the beneficial owner of the same shares and different denominators used for individual calculations, in accordance with SEC regulations for this table.

(7)    Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 restricted common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 common shares; (iv) 2,000 restricted common shares; (v) 5,046 common shares; and (vi) 63,584 common shares issuable upon conversion of notes payable.
(8)    Mr. Mastandrea is the managing member of Paragon Real Estate Development, LLC and these shares are also included in Mr. Mastandrea’s common shares.
(9)    Includes: (i) 667 options; (ii) 100,605 common shares; and (iv) 62,230 common shares issuable upon conversion of notes payable.
(10)    Includes: (i) 2,000 common shares; (ii) 2,000 restricted commons shares and (iii) 21,643 common shares issuable upon conversion of notes payable. Does not include 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.
(11)    Includes: (i) 117,651 common shares and (ii) 35,172 common shares issuable upon conversion of notes payable.
(12)    Includes: (i) 2,000 common shares and (ii) 58,174 common shares issuable upon conversion of notes payable.
(13)    Based solely on a Schedule 13G filed by Mr. O’Donnell on February 2, 2016, which states that Mr. O’Donnell has sole voting and dispositive power with respect to 25,860 common shares and shared voting and dispositive power with respect to 6,347 common shares. The 6,347 common shares are owned by Mr. O’Donnell’s spouse, as to which he disclaims beneficial ownership.
(14)    Includes 80,598 common shares. Based solely on information on the Form 4 filed on January 19, 2017 with the SEC by Mr. Schurgin.
(15)    Includes five named persons who are trustees of Pillarstone Capital.
(16)    Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 common shares; (iv) 4,000 restricted common shares; (v) 667 options; (vi) 289,621 common shares; and (vii) 182,629 common shares issuable upon conversion of notes payable.
(17)    Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. Each Preferred A Share is convertible into 0.305 common shares.
(18)    Does not include 161,410 Preferred A Shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.
(19)    Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 common shares; (iv) 2,000 restricted common shares; (v) 49,230 common shares issuable upon conversion of 161,410 Preferred A Shares held by Paragon Real Estate Development, LLC; (vi) 569,440 common shares issuable upon conversion of 56,944 Preferred C Shares; (vii) 63,584 common shares issuable upon conversion of notes payable; and (viii) 5,046 common shares.
(20)    Includes: (i) 163,117 common shares and (ii) 49,230 common shares issuable upon conversion of 161,410 Preferred A Shares. These shares are also included in Mr. Mastandrea’s total shares.
(21)    Includes: (i) 667 options; (ii) 625,000 common shares issuable upon conversion of 62,500 Preferred C Shares; (iii) 62,230 common shares issuable upon conversion of notes payable; and (iv) 100,605 common shares.
(22)    Includes: (i) 2,000 common shares; (ii) 2,000 restricted common shares; (iii) 125,000 common shares issuable upon conversion of 12,500 Preferred C Shares; and (iv) 21,643 common shares issuable upon conversion of notes payable. Does not include 163,117 common shares or 161,410 Preferred A Shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.
(23)    Includes: (i) 117,651 common shares; (ii) 225,000 common shares issuable upon conversion of 22,500 Preferred C Shares; and (iii) 35,172 common shares issuable upon conversion of notes payable.
(24)    Includes (i) 57,319 common shares and (ii) 25,000 common shares issuable upon conversion of 2,500 Preferred C Shares.
(25)    Includes: (i) 2,000 common shares; (ii) 625,000 common shares issuable upon conversion of 62,500 Preferred C Shares; and (iii) 58,174 common shares issuable upon conversion of notes payable.
(26)    Includes 125,000 common shares issuable upon conversion of 12,500 Preferred C Shares. These Preferred Class C Shares were transferred to Ms. Oliver upon the passing of her spouse, who was a trustee of the Company.
(27)    Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 common shares; (iv) 4,000 restricted common shares; (v) 667 options; (vi) 49,230 common shares issuable upon conversion of 161,410 Preferred A Shares held by Paragon Real Estate Development, LLC; (vii) 1,569,440 common shares issuable upon conversion of 156,944 Preferred C Shares; (viii) 182,629 common shares issuable upon conversion of notes payable and (ix) 280,621 common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND TRUSTEE INDEPENDENCE
Under SEC rules for smaller reporting companies, a related person transaction is any transaction or any currently proposed transaction in which the Company was or is to be a participant, the amount involved exceeds the lesser of (i) $120,000 or (ii) 1% of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. A “related person” is a director, officer, nominee for director or a more than 5% shareholder since the beginning of our last completed fiscal year, and their immediate family members.
Under our Declaration of Trust, we may enter into any contract or transaction with our Trustees, officers, employees or agents (or any affiliated person), provided that in the case of any contract or transaction in which any of our Trustees, officers, employees or agents (or any affiliated person) have a material financial interest (i) the fact of the interest is disclosed or known to the following: (a) the Board, and the Board shall approve or ratify the contract or transaction by the affirmative vote of a majority of disinterested trustees, even if the disinterested trustees constitute less than a quorum, or (b) the shareholders entitled to vote, and the contract or transaction is authorized, approved or ratified by a majority of the votes cast by the shareholders entitled to vote other than the votes of shares owned of record or beneficially by the interested party; or (ii) the contract or transaction is fair and reasonable to us. In addition, our Nominating Committee manages risks associated with the independence of the Board and potential conflicts of interest.
Mr. Mastandrea, the Chairman and Chief Executive Officer of the Company, also served as the Chairman and Chief Executive Officer of Whitestone REIT as of December 31, 2021, and beneficially owned approximately 3.6% of the outstanding equity in Whitestone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act).
Mr. Dee, the Senior Vice President, Chief Financial Officer, and Secretary of the Company, also served as the Chief Operating Officer and Corporate Secretary of Whitestone REIT as of December 31, 2021, and beneficially owned less than 1% of the outstanding equity in Whitestone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Lambert, a trustee of the Company, also serves as a trustee of Whitestone REIT.
On December 8, 2016, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), both of which are related parties to the Company, resulting in the Company’s contribution of an equity ownership interest in Pillarstone OP valued at $4,121,312 and representing approximately 18.6% of the outstanding equity in Pillarstone OP. The terms of the Contribution Agreement were determined through arm's-length negotiations, were recommended to the board of trustees by a special committee of the board of trustees consisting solely of disinterested trustees of the Company and were approved by the full board.

In connection with the Contribution Agreement, on December 8, 2016, the Company and Pillarstone OP entered into a Management Agreement (collectively, the “Management Agreements”) with Whitestone TRS, Inc., a subsidiary of Whitestone (“Whitestone TRS”). Pursuant to the Management Agreements with respect to certain properties acquired in the Contribution Agreement, Whitestone TRS agreed to provide property management, leasing and day-to-day advisory and administrative services to such properties in exchange for a monthly property management fee and a monthly asset management fee. In 2021, Pillarstone OP paid Whitestone TRS approximately $567,000 in such management fees. For further discussion regarding the Management Agreements, see Note 16 to our Consolidated Financial Statements in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

As of December 31, 2021, Whitestone OP, the operating partnership of Whitestone REIT, owned approximately 81.4% of the total outstanding Class A units representing limited partnership interests in Pillarstone OP. We account for Whitestone OP’s interest in Pillarstone OP as a non-controlling interest in our consolidated financial statements.

During the ordinary course of business, we have transactions with Whitestone OP that include, but are not limited to, rental income, interest expense, general and administrative costs, commissions, and property expenses. Pillarstone OP received rental payments of approximately $903,000 from Whitestone OP in 2021.

At December 31, 2021, Pillarstone OP owed interest payable of approximately $121,000 to Trustees and a former trustee, and amounts collected from tenants and other receivables of approximately $846,000 to Whitestone OP.

Issuance of Convertible Notes to Trustees
In November 2015, five trustees serving on the Board of Pillarstone Capital at that time loaned funds to Pillarstone Capital, each pursuant to a Convertible Note Purchase Agreement (the “Agreement”). Pursuant to an Assignment and Assumption Agreement dated as of March 29, 2019 by and between Dennis Chookaszian Revocable Trust (“Mr. Chookaszian”) and a former trustee, and a Stock Purchase Agreement dated as of March 29, 2019 by and between Mr. Chookaszian and the same former trustee, Mr. Chookaszian acquired the Agreement and assumed the rights under the Note. Another former trustee, Mr. DeVos, was a trustee in November 2015 but did not stand for re-election in 2019 and continues to own his note payable as shown in the schedule below.

The following individuals loaned the following face amounts that accrue interest at 10% per annum, which can be converted into common shares of Pillarstone Capital as of March 31, 2022, as follows:

Trustee	Face Amount	Accrued Interest	Total Face Amount and Accrued Interest	Convertible into Common Shares
Dennis H. Chookaszian	$ 28,888	$ 17,926	$ 46,814	35,172
Daniel G. DeVos	$ 47,780	$ 29,650	$ 77,430	58,174
Paul T. Lambert	$ 51,112	$ 31,717	$ 82,829	62,230
James C. Mastandrea	$ 52,224	$ 32,407	$ 84,631	63,584
John J. Dee	$ 17,776	$ 11,031	$ 28,807	21,643
Totals	$ 197,780	$ 122,731	$ 320,511	240,803

The convertible notes were issued effective November 20, 2015 and had a maturity date of three years. The maturity date was extended for an additional three years to November 20, 2021, and again for an additional year to November 20, 2022.

The convertible notes can be called by Pillarstone Capital after six months, at which time the noteholder can choose to receive either the amount of the note plus any accrued but unpaid interest or the number of common shares determined by dividing the amount of the note plus any accrued but unpaid interest by the conversion price of $1.331. The noteholder has the option at any time to convert the note plus any accrued but unpaid interest into common shares based on the conversion price of $1.331.

Trustee Independence

See “Trustee Independence” of ITEM 10 (above) for information regarding trustee independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by the principal independent registered public accounting firm Pannell Kerr Forster of Texas, P.C. to the Company for the two most recent years ended December 31, 2021 and 2020 are as follows:

Types of Services	Total Approximate Fees
	2021	2020
Audit Fees (1)	$124,142	$124,235
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$124,142	$124,235
(1) Fees for audit services billed in 2021 and 2020 include audits, review of financial statements and reviews of required SEC filings.

Pre-Approval Policies and Procedures
Before the independent auditors are engaged by Pillarstone Capital to render audit or permissible non-audit services, the Audit Committee approves the engagement. The Audit Committee also reviews the scope of any audit and other assignments given to our auditors to assess whether such assignments would affect their independence. The Audit Committee approved the payment by us of all fees billed to us by Pannell Kerr Forster of Texas, P.C. in 2021 and 2020.

]
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents were filed as part of the Original Filing:
1. Financial Statements and Financial Statement Schedules. The financial statements and financial statement schedules of Pillarstone Capital REIT included in Part II, Item 8 of the Original Filing.

2. Exhibits. The exhibits listed on the Exhibit Index of the Original Filing.

(b)The exhibit list in the Exhibit Index immediately preceding the signature page of this Amendment are being filed as part of the Amendment.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

Date: April 29, 2022	By:	/s/ Dennis H. Chookaszian
Dennis H. Chookaszian
Acting Principal Executive Officer