Form 10-Q
period 2022-03-31
PILLARSTONE CAPITAL REIT
filed 2022-05-16
CIK 928953

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Yes ☐      No ☒

The Registrant had 657,084 Common Shares, par value $0.01 per share, outstanding as of May 16, 2022.

FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS (a)
Real estate assets, at cost
Property	$57,087	$57,027
Accumulated depreciation	(8,861)	(8,754)
Total real estate assets	48,226	48,273
Cash and cash equivalents	4,342	5,206
Escrows and utility deposits	1,511	1,243
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,412	1,260
Receivable due from related party	1,221	1,011
Unamortized lease commissions and deferred legal cost, net	436	464
Prepaid expenses and other assets	358	126
Total assets	$57,506	$57,583
LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$15,129	$14,920
Accounts payable and accrued expenses	1,048	1,691
Payable due to related party	1,010	846
Convertible notes payable - related parties	198	198
Accrued interest payable	190	185
Tenants' security deposits	803	827
Total liabilities	18,378	18,667
Commitments and contingencies:	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value,1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at March 31, 2022 and December 31, 2021, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at March 31, 2022 and December 31, 2021, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at March 31, 2022 and December 31, 2021	7	7
Additional paid-in capital	28,493	28,493
Accumulated deficit	(23,899)	(23,882)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	3,805	3,822
Noncontrolling interest in subsidiary	35,323	35,094
Total equity	39,128	38,916
Total liabilities and equity	$57,506	$57,583

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)
(a) Assets of condensed consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$57,084	$57,023
Accumulated depreciation	(8,858)	(8,751)
Total real estate assets	48,226	48,272
Cash and cash equivalents	4,136	4,900
Escrows and utility deposits	1,511	1,243
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,257	1,104
Receivable due from related party	1,222	1,011
Unamortized lease commissions and deferred legal cost, net	436	464
Prepaid expenses and other assets	347	33
Total assets	$57,135	$57,027

(b) Liabilities of condensed consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$15,129	$14,920
Accounts payable and accrued expenses	803	1,483
Payable due to related party	989	827
Accrued interest payable	64	64
Tenants' security deposits	803	827
Total liabilities	$17,788	$18,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021

Revenues
Rental (1)	$2,310	$2,180
Transaction and other fees	16	10
Total revenues	2,326	2,190

Operating expenses
Depreciation and amortization	484	497
Operating and maintenance	771	718
Real estate taxes	328	409
General and administrative	187	207
Management fees	140	139
Total operating expenses	1,910	1,970

Other expenses
Interest expense, net	197	203
Total other expenses	197	203

Income before income taxes	219	17

Provision for income tax benefit (expense)	(7)	7

Net income	212	24

Less: Noncontrolling interest in subsidiary	229	109
Net loss attributable to Common Shareholders	$(17)	$(85)

Loss Per Share:
Basic loss per Common Share:
Net loss available to Common Shareholders	$(0.03)	$(0.14)
Diluted loss per Common Share:
Net loss available to Common Shareholders	$(0.03)	$(0.14)

Weighted average number of Common Shares outstanding:
Basic:	657,084	595,000
Diluted:	657,084	595,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
(1) Rental
Rental revenues	$2,018	$2,042
Recoveries	307	178
Bad debt	(15)	(40)
Total rental	$2,310	$2,180

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(unaudited)
(in thousands)
	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$3	$2	$7	$28,493	$(23,882)	$(801)	$3,822	$35,094	$38,916

Net income (loss)	—	—	—	—	(17)	—	(17)	229	212
Balance, March 31, 2022	$3	$2	$7	$28,493	$(23,899)	$(801)	$3,805	$35,323	$39,128

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	$3	$2	$6	$28,494	$(23,623)	$(801)	$4,081	$34,361	$38,442

Share-based compensation	—	—	—	15	—	—	15	—	15

Net income (loss)	—	—	—	—	(85)	—	(85)	109	24
Balance, March 31, 2021	$3	$2	$6	$28,509	$(23,708)	$(801)	$4,011	$34,470	$38,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income	$212	$24
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	484	497
Amortization of deferred loan costs	7	7
Bad debt	15	40
Share-based compensation	—	15
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(167)	(18)
Receivable due from related party	(210)	—
Escrows and utility deposits	(268)	432
Unamortized lease commissions and deferred legal cost	(7)	(35)
Prepaid expenses and other assets	80	(168)
Accounts payable and accrued expenses	(638)	(1,417)
Payable due to related party	164	396
Tenants' security deposits	(24)	(31)
Net cash used in operating activities	(352)	(258)

Cash flows from investing activities:
Additions to real estate	(387)	(215)
Net cash used in investing activities	(387)	(215)

Cash flows from financing activities:
Repayments of notes payable	(125)	(70)
Net cash used in financing activities	(125)	(70)

Net change in cash and cash equivalents	(864)	(543)
Cash and cash equivalents at beginning of period	5,206	5,109
Cash and cash equivalents at end of period	$4,342	$4,566

Supplemental disclosure of cash flow information:
Cash paid for interest	$190	$197
Non cash investing activities:
Disposal of fully depreciated real estate	$326	$137
Financed insurance premium	$311	$—

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

Use of estimates.  In order to conform with generally accepted accounting principles in the United States ("U.S. GAAP"), management, in preparation of our condensed consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2022 and December 31, 2021, and the reported amounts of revenues and expenses for the three months ended March 31, 2022 and 2021. Actual results could differ from those estimates. Significant estimates that we use include the estimated fair value of properties acquired, allowance for doubtful accounts, impairment, the estimated useful lives for depreciable and amortizable assets and costs, and deferred taxes and the related valuation allowance for deferred taxes.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of March 31, 2022 and December 31, 2021 consisted of demand deposits at a commercial bank and a brokerage account. We maintain our cash in bank accounts that are federally insured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2022.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants' businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of March 31, 2022 and December 31, 2021, we had an allowance for uncollectible accounts of approximately $553,000 and $538,000, respectively. For the three months ended March 31, 2022 and 2021, we recorded an adjustment to rental revenue in the amount of approximately $15,000 and $40,000, respectively. For the three months ended March 31, 2022 and March 31, 2021 our adjustment to rental revenue included three and two cash basis tenants, respectively, resulting in an increase in bad debt of approximately $40,000.

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

Revenue recognition. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  For the three months ended March 31, 2022 and 2021 we did not have a straight-line rent reserve adjustment. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the condensed consolidated statements of operations. We recognize lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured.

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

As of March 31, 2022, we had a net operating loss carry-forward of approximately $94,000, and as of March 31, 2022 and December 31, 2021, we had net deferred tax liabilities of approximately $31,000 and $36,000, respectively.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

2. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2022	December 31, 2021
Tenant receivables	$766	$733
Accrued rents and other recoveries	1,199	1,065
Allowance for doubtful accounts	(553)	(538)
Total	$1,412	$1,260

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of March 31, 2022 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2022 (remaining)	$5,036
2023	4,860
2024	3,052
2025	1,528
2026	915
Thereafter	299
Total	$15,690

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. On June 8, 2021, Pillarstone's lease became month to month with Whitestone for the premises located at 2600 S. Gessner Road, Suite 555 Houston, Texas 77063. The rentable area of the premises is approximately 678 square feet. Total rent expense for the three months ended March 31, 2022 and 2021 was $5,670 and $3,780, respectively.

4. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COST, NET

Costs which have been deferred consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasing commissions	$1,338	$1,364
Deferred legal cost	12	12
Total cost	1,350	1,376
Less: leasing commissions accumulated amortization	(902)	(901)
Less: deferred legal cost accumulated amortization	(12)	(11)
Total cost, net of accumulated amortization	$436	$464

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

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 consists of the following (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Real estate assets, at cost
Property	$57,084	$57,023
Accumulated depreciation	(8,858)	(8,751)
Total real estate assets	48,226	48,272
Cash and cash equivalents	4,136	4,900
Escrows and utility deposits	1,511	1,243
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,257	1,104
Receivable due from related party (1)	1,222	1,011
Unamortized lease commissions and deferred legal cost, net	436	464
Prepaid expenses and other assets	347	33
Total assets	$57,135	$57,027

Liabilities
Notes payable	$15,129	$14,920
Accounts payable and accrued expenses	803	1,483
Payable due to related party	989	827
Accrued interest payable	64	64
Tenants' security deposits	803	827
Total liabilities	$17,788	$18,121

(1)    Excludes approximately $0.03 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of March 31, 2022 and December 31, 2021.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. REAL ESTATE

As of March 31, 2022, Pillarstone OP owned eight Real Estate Assets in the Dallas and Houston areas comprised of approximately 0.9 million square feet of gross leasable area.

7. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	March 31, 2022	December 31, 2021
Fixed rate notes
$16.5 million 4.97% Note, due September 26, 2023	$14,890	$14,968
$0.3 million 3.15% Note, due December 28, 2022	280	—
Total notes payable principal	15,170	14,968
Less deferred financing costs, net of accumulated amortization	(41)	(48)
Total notes payable	$15,129	$14,920

Our mortgage debt was collateralized by one operating property as of March 31, 2022 and December 31, 2021 with a net book value of $21.3 million. Our loan contains restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and is secured by a deed of trust on our property and the assignment of certain rents and leases associated with the property. Our loan is subject to customary covenants. During the period ending March 31, 2022, we also entered into an additional loan related to our commercial property insurance policy. As of March 31, 2022, we were in compliance with all loan covenants.

Scheduled maturities of notes payable as of March 31, 2022 were as follows (in thousands):

Year	Amount Due
2022 (remaining)	$511
2023	14,659
Total	$15,170

8. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. In 2019, our board of trustees approved an extension of the maturity date to November 20, 2021. In 2021, the noteholders agreed to extend the maturity date to November 30, 2022. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. Accrued interest on these related convertible notes was approximately $126,000 as of March 31, 2022 compared with approximately $121,000 as of December 31, 2021.

9. EARNINGS (LOSS) PER SHARE

The Company applies the guidance of ASC 260, "Earnings Per Share," for all periods presented herein. Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of earnings per Common Share calculations for the three month periods ended March 31, 2022 and 2021.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three month periods ended March 31, 2022 and 2021, Class A Preferred Shares and Class C Preferred Shares were not included in net loss per weighted average number of Common Share outstanding-diluted, because the effect of the conversion would be anti-dilutive.

During the three month periods ended March 31, 2022 and 2021, the Company had $197,780 of convertible notes payable as discussed in Note 8. The convertible notes payable were not included in the computation of diluted loss per share for the three months ended March 31, 2022 and 2021 because the effect of the conversion would be anti-dilutive.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Numerator:
Net loss attributable to common shareholders	$(17)	$(85)

Denominator:
Weighted average number of common shares - basic	657,084	595,000
Weighted average number of common shares - dilutive	657,084	595,000

Loss Per Share:
Basic loss per common share:
Net loss available to common shareholders	$(0.03)	$(0.14)
Diluted loss per common share:
Net loss available to common shareholders	$(0.03)	$(0.14)

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table presents the revenue and expenses with Whitestone included in our condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021 (in thousands):

		Three Months Ended March 31,
	Location of Revenue (Expense)	2022	2021
Rent	Rental	$192	$225
Property management fees	Management fees	(95)	(94)
Asset management fees	Management fees	(45)	(45)
Rent expense	Office expenses	(6)	(4)

Receivables due from and payables due to related parties consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	Location of Receivable (Payable)	March 31, 2022	December 31, 2021
Tenant receivables and other receivables	Receivable due from related party	$1,221	$1,011
Accrued interest due to related party	Accrued interest payable	(126)	(121)
Other payables due to related party	Payable due to related party	(1,010)	(846)

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of the three months ended March 31, 2022, the following shares are available for grant:

Description	Shares
Available for grant at March 31, 2022	2,086,655

As of March 31, 2022 the Company did not recognize any stock-based compensation expense for trustee compensation. As of March 31, 2021 the Company recognized approximately $15,000 in employee stock-based compensation expense and did not recognize any stock-based compensation expense for trustee compensation.

12. SUBSEQUENT EVENTS

During the first quarter of 2022, based on a legal review of the Pillarstone OP operating partnership agreement dated December 8, 2016, between Pillarstone, as general partner, and Whitestone OP, as limited partner, (the "Operating Partnership Agreement"), Pillarstone determined that its operating and administrative expenses should be reimbursed by Pillarstone OP on a historical and on-going basis. Accordingly, Pillarstone notified Whitestone OP, which manages Pillarstone OP's properties and provides the accounting function for both Pillarstone and Pillarstone OP, to transfer cash of $1,819,729 from Pillarstone OP to Pillarstone as reimbursement for Pillarstone's operating and administrative expenses for the years ended 2017 through 2021. In April 2022, Whitestone and Whitestone OP contested the expense reimbursement. Pillarstone and Pillarstone OP recorded the expense reimbursement of $1,819,729 with a reserve of $1,819,729 on each company’s separate books and records in the first quarter 2022 although these amounts are eliminated in the consolidated financial statements herein. The reserve was recorded due to Whitestone and Whitestone OP's contesting the expense reimbursement. Pillarstone intends to pursue the collection of the expense reimbursement from Pillarstone OP based on the provisions of the Operating Partnership Agreement.

In April 2022, Pillarstone determined the expense reimbursement of $176,593 was due from Pillarstone OP for Pillarstone's operating and administrative expenses for the first quarter of 2022. Pillarstone OP transferred $117,186 to Pillarstone in May 2022. The difference of $59,407 between the expense reimbursement $176,593 and the cash transferred $117,186 are Pillarstone expenses contested by Whitestone and Whitestone OP. Pillarstone and Pillarstone OP recorded the expense reimbursement of $176,593 with an allowance of $59,407 on each company’s separate books and records in the first quarter 2022 although these amounts are eliminated in the consolidated financial statements herein. Pillarstone intends to pursue reimbursement of the contested expenses based on the provisions of the Operating Partnership Agreement.

After Pillarstone notified Whitestone of the $1,819,729 expense reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1,425,972 paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1,425,972 expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP when the December 8, 2016 transaction occurred for Pillarstone OP’s acquisition of the Real Estate Assets. Whitestone OP is an 81.4% limited partner of Pillarstone OP and Pillarstone is the general partner owning the remaining 18.6% of Pillarstone OP. The $1,425,972 expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. The amount due Whitestone OP for these expenditures, if any, has not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account.

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

Overview

The Company is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. Future real estate opportunities may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, (iii) sales of existing properties, and (iv) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone OP. As of March 31, 2022, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and we fully consolidate it on our condensed consolidated financial statements.

As of March 31, 2022, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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

Results of Operations

The following is a discussion of our results of operations for the three month periods ended March 31, 2022 and 2021 and our financial condition, including:

•Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2022 and 2021.

•Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•Our primary sources and uses of cash for the three month periods ended March 31, 2022 and 2021, and how we intend to generate cash for long-term capital needs.

•Our current income tax status.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report.

Comparison of the Three Month Periods Ended March 31, 2022 and 2021

Leasing Activity

For the three month period ended March 31, 2022, we executed 17 leases for a total lease value of $955,000 compared to 23 leases for a total lease value of $1.4 million for the three month period ended March 31, 2021.

Results of Operations

The following provides a general comparison of our results of operations for the three month periods ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Number of properties	8	8
Aggregate GLA (sq. ft.)	926,798	926,798
Ending occupancy rate	56%	59%

Total revenues	$2,326	$2,190
Total operating expenses	1,910	1,970
Total other expenses	197	203
Provision for income tax expense (benefit)	7	(7)
Net income	212	24
Less: Non-controlling interest in subsidiary	229	109
Net loss available to Common Shareholders	$(17)	$(85)

Revenues from Operations

We had total revenues for the three month periods ended March 31, 2022 and 2021 of approximately $2,326,000 and $2,190,000, respectively, for an increase of approximately $136,000, or 6%. The difference was comprised of a decrease of approximately $24,000 in rental revenues, an increase of $129,000 in expense reimbursements, an increase of $6,000 in other revenue, and a decrease of $25,000 in bad debt, which is classified as a part of revenue. The majority of the overall increase was due to higher reimbursements from common area maintenance and unbilled recoveries from the prior year.

Expenses from Operations

Our operating expenses were approximately $1,910,000 for the three months ended March 31, 2022 compared to approximately $1,970,000 for the three months ended March 31, 2021, a decrease of approximately $60,000, or 3%. The overall decrease was primarily due to a decrease in real estate taxes, offset by increases in miscellaneous repairs, contract services, and electricity usage at our properties for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The primary components of operating expenses are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Depreciation and amortization	$484	$497	$(13)	(3)%
Operating and maintenance	771	718	53	7%
Real estate taxes	328	409	(81)	(20)%
General and administrative	187	207	(20)	(10)%
Management fees	140	139	1	1%
Total operating expenses	$1,910	$1,970	$(60)	(3)%

Liquidity and Capital Resources

Cash Flows

As of March 31, 2022, our unrestricted cash resources were approximately $4,342,000. We are dependent on cash generated by our ownership of the eight Real Estate Assets to meet our liquidity needs.

During the three months ended March 31, 2022, the Company's cash balance decreased by $864,000 from $5,206,000 at December 31, 2021 to $4,342,000 at March 31, 2022. This decrease in cash was due to cash used in operating activities of approximately $352,000, cash used in investing activities of approximately $387,000 and cash used in financing activities of approximately $125,000.

During the first quarter of 2022, Pillarstone Capital REIT (“Pillarstone REIT”) determined that it should be reimbursed for its operating and administrative expenses from Pillarstone OP on a historical and ongoing basis in accordance with the Pillarstone OP operating partnership agreement in which Pillarstone REIT is the general partner and Whitestone OP is the limited partner. Whitestone and Whitestone OP contested the reimbursement of expenses of approximately $1.8 million for the years ended 2017 through 2021 and Pillarstone REIT intends to pursue the reimbursement from Pillarstone OP. The funds are in bank accounts controlled by affiliates of Whitestone and Whitestone OP pursuant to Pillarstone OP management agreements with those Whitestone affiliates. For financial reporting purposes, Pillarstone REIT and Pillarstone OP report on a consolidated basis, therefore, the reimbursement of Pillarstone REIT's expenses would not change net income but only the allocations between controlling and noncontrolling interests. For the three months ended March 31, 2022, Pillarstone OP reimbursed Pillarstone REIT in May 2022 approximately $117,000 for a portion of operating and administrative expenses and Pillarstone REIT will pursue reimbursement from Pillarstone OP for the remaining amount of approximately $59,000 that Whitestone and Whitestone OP have contested.

When Pillarstone REIT made its determination for reimbursement of its operating and administrative expenses from Pillarstone OP for the years ended 2017 through 2021, Whitestone and Whitestone OP determined Whitestone OP should be reimbursed for construction and lease commissions of approximately $1.4 million that it paid on behalf of Pillarstone OP for 2017 and 2018. Pillarstone REIT and Pillarstone OP requested additional information from Whitestone and Whitestone OP for these expenditures. If any reimbursement is made to Whitestone OP, then Pillarstone OP would have less cash available for operations and distributions to its partners and Pillarstone OP’s investment account with Whitestone OP would be reduced.

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

Current Tax Status

As of March 31, 2022 and December 31, 2021, we had net deferred tax liabilities of approximately $31,000 and $36,000, respectively. As of March 31, 2022, we have an operating loss carryforward of approximately $94,000 available to be carried to future periods.

The income tax expense (benefit) included in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 was comprised of the following components (in thousands):

	Three Months Ended March 31,
	2022	2021
Federal	$(5)	$(18)
Texas franchise tax	12	11
Provision for income tax expense (benefit)	$7	$(7)

Interest Rates
The Company was not significantly affected by interest rates during the periods presented in this report due primarily to the Company having approximately 100% of its debt with fixed rates as of March 31, 2022.

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

Revenue recognition. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  For the three months ended March 31, 2022 and 2021 we did not have a straight-line rent reserve adjustment. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the condensed consolidated statements of operations. We recognize lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows

(undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2022.

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

Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2022 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information of the Registrant for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the three months ended March 31, 2022 and 2021 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ Dennis H. Chookaszian
Date:	May 16, 2022		Dennis H. Chookaszian Lead Director (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ John J. Dee
Date:	May 16, 2022		John J. Dee Chief Financial Officer (Principal financial and accounting officer)