Form 10-Q
period 2022-06-30
PILLARSTONE CAPITAL REIT
filed 2022-08-12
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐           No ☒

The Registrant had 657,084 Common Shares, par value $0.01 per share, outstanding as of August 12, 2022.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS (a)
Real estate assets, at cost
Property	$57,401	$57,027
Accumulated depreciation	(9,318)	(8,754)
Total real estate assets	48,083	48,273
Cash and cash equivalents	4,796	5,206
Escrows and utility deposits	1,692	1,243
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,268	1,260
Receivable due from related party	1,404	1,011
Unamortized lease commissions and deferred legal cost, net	402	464
Prepaid expenses and other assets	257	126
Total assets	$57,902	$57,583
LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$14,927	$14,920
Accounts payable and accrued expenses	1,489	1,691
Payable due to related party	1,175	846
Convertible notes payable - related parties	198	198
Accrued interest payable	194	185
Tenants' security deposits	802	827
Total liabilities	18,785	18,667
Commitments and contingencies:	—	—
Shareholders' Equity:
Preferred A Shares - $0.01 par value,1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at June 30, 2022 and December 31, 2021, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at June 30, 2022 and December 31, 2021, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at June 30, 2022 and December 31, 2021	7	7
Additional paid-in capital	28,493	28,493
Accumulated deficit	(23,974)	(23,882)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	3,730	3,822
Noncontrolling interest in subsidiary	35,387	35,094
Total equity	39,117	38,916
Total liabilities and equity	$57,902	$57,583

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

(in thousands)

	June 30, 2022	December 31, 2021
	(unaudited)
(a) Assets of condensed consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$57,388	$57,023
Accumulated depreciation	(9,315)	(8,751)
Total real estate assets	48,073	48,272
Cash and cash equivalents	4,645	4,900
Escrows and utility deposits	1,692	1,243
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,113	1,104
Receivable due from related party	1,404	1,011
Unamortized lease commissions and deferred legal cost, net	402	464
Prepaid expenses and other assets	213	33
Total assets	$57,542	$57,027

(b) Liabilities of condensed consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$14,927	$14,920
Accounts payable and accrued expenses	1,238	1,483
Payable due to related party	1,153	827
Accrued interest payable	64	64
Tenants' security deposits	802	827
Total liabilities	$18,184	$18,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues
Rental (1)	$2,261	$2,259	$4,571	$4,439
Transaction and other fees	17	13	33	23
Total revenues	2,278	2,272	4,604	4,462

Operating expenses
Depreciation and amortization	506	502	990	999
Operating and maintenance	852	736	1,623	1,454
Real estate taxes	413	393	741	802
General and administrative	185	176	372	383
Management fees	143	145	283	284
Total operating expenses	2,099	1,952	4,009	3,922

Other expenses (income)
Interest expense, net	202	204	399	407
Other income	—	(24)	—	(24)
Total other expenses	202	180	399	383

Income (loss) before income taxes	(23)	140	196	157
Provision for income tax benefit	12	5	5	12

Net income (loss)	(11)	145	201	169
Less: Noncontrolling interest in subsidiary	64	205	293	314
Net loss attributable to Common Shareholders	$(75)	$(60)	$(92)	$(145)

Loss Per Share:
Basic loss per Common Share:
Net loss available to Common Shareholders	$(0.11)	$(0.10)	$(0.14)	$(0.24)
Diluted loss per Common Share:
Net loss available to Common Shareholders	$(0.11)	$(0.10)	$(0.14)	$(0.24)

Weighted average number of Common Shares outstanding:
Basic:	657,084	595,000	657,084	595,000
Diluted:	657,084	595,000	657,084	595,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(1) Rental
Rental revenues	$1,987	$2,037	$4,005	$4,079
Recoveries	298	211	605	389
Bad debt	(24)	11	(39)	(29)
Total rental	$2,261	$2,259	$4,571	$4,439

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Pillarstone Capital REIT and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(unaudited)

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$3	$2	$7	$28,493	$(23,882)	$(801)	$3,822	$35,094	$38,916

Net income (loss)	—	—	—	—	(17)	—	(17)	229	212

Balance, March 31, 2022	3	2	7	28,493	(23,899)	(801)	3,805	35,323	39,128

Net income (loss)	—	—	—	—	(75)	—	(75)	64	(11)

Balance, June 30, 2022	$3	$2	$7	$28,493	$(23,974)	$(801)	$3,730	$35,387	$39,117

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Total Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	$3	$2	$6	$28,494	$(23,623)	$(801)	$4,081	$34,361	$38,442

Share-based compensation	—	—	—	15	—	—	15	—	15

Net income (loss)	—	—	—	—	(85)	—	(85)	109	24

Balance, March 31, 2021	3	2	6	28,509	(23,708)	(801)	4,011	34,470	38,481

Share-based compensation	—	—	—	2	—	—	2	—	2

Net income (loss)	—	—	—	—	(60)	—	(60)	205	145

Balance, June 30, 2021	$3	$2	$6	$28,511	$(23,768)	$(801)	$3,953	$34,675	$38,628

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net income	$201	$169
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	990	999
Amortization of deferred loan costs	14	14
Bad debt	39	29
Share-based compensation	—	17
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(47)	85
Receivable due from related party	(393)	(355)
Escrows and utility deposits	(449)	130
Unamortized lease commissions and deferred legal cost	(37)	(88)
Prepaid expenses and other assets	179	(105)
Accounts payable and accrued expenses	(193)	(914)
Payable due to related party	329	311
Tenants' security deposits	(25)	7
Net cash provided by operating activities	608	299

Cash flows from investing activities:
Additions to real estate	(700)	(504)
Net cash used in investing activities	(700)	(504)

Cash flows from financing activities:
Repayments of notes payable	(318)	(146)
Net cash used in financing activities	(318)	(146)

Net change in cash and cash equivalents	(410)	(351)
Cash and cash equivalents at beginning of period	5,206	5,109
Cash and cash equivalents at end of period	$4,796	$4,758

Supplemental disclosure of cash flow information:
Cash paid for interest	$388	$396
Cash paid for taxes	$44	$51
Non cash investing activities:
Disposal of fully depreciated real estate	$326	$137
Financed insurance premium	$311	$—

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

Use of estimates.  In order to conform with generally accepted accounting principles in the United States ("U.S. GAAP"), management, in preparation of our condensed consolidated financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2022 and December 31, 2021, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2022 and 2021. Actual results could differ from those estimates. Significant estimates that we use include the estimated fair value of properties acquired, allowance for doubtful accounts, impairment, the estimated useful lives for depreciable and amortizable assets and costs, and deferred taxes and the related valuation allowance for deferred taxes.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of June 30, 2022 and December 31, 2021 consisted of demand deposits at a commercial bank and a brokerage account. We maintain our cash in bank accounts that are federally insured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2022.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accrued Rents and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic on tenants' businesses and financial condition. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of June 30, 2022 and December 31, 2021, we had an allowance for uncollectible accounts of approximately $577,000 and $538,000, respectively. For the three and six months ended June 30, 2022, we recorded an adjustment to rental revenue in the amount of approximately $24,000 and $39,000, respectively.  For the three months ended June 30, 2022, there was no bad debt adjustment related to a potential credit loss from our COVID-19 collectibility analysis.  For the six months ended June 30, 2022 there was approximately $40,000 related to a credit loss for the conversion of two tenants to cash basis revenue as a result of our COVID-19 collecitibility analysis.   For the three and six months ended June 30, 2021, we recorded an adjustment to rental revenue in the amount of approximately $(11,000) and $29,000, respectively.  Included in our adjustments to rental revenue for the three and six months ended June 30, 2021 was a bad debt adjustment of $10,913 and $51,174, respectively, related to a potential credit loss for the conversion of three tenants to cash basis revenue as a result of our COVID-19 collectibility analysis.

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

Revenue recognition. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  For the three months ended June 30, 2022, we did not have a straight-line rent reserve adjustment.  For the six months ended June 30, 2022, we had a straight-line rent reserve adjustment of $1,000 for the conversion of one tenant to cash basis as a result of our COVID-19 collectibility analysis.  For the three and six months ended June 30, 2021 we had a straight-line rent reserve adjustment of $1,000 for the conversion of one tenant to cash basis as a result of our COVID-19 collectibility analysis.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the condensed consolidated statements of operations. We recognize lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured.

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

As of June 30, 2022, we had a net operating loss carry-forward of approximately $139,000, and as of June 30, 2022 and December 31, 2021, we had net deferred tax liabilities of approximately $11,000 and $36,000, respectively.

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

2. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2022	December 31, 2021
Tenant receivables	$815	$733
Accrued rents and other recoveries	1,030	1,065
Allowance for doubtful accounts	(577)	(538)
Total	$1,268	$1,260

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of June 30, 2022 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2022 (remaining)	$3,559
2023	5,276
2024	3,186
2025	1,558
2026	917
Thereafter	299
Total	$14,795

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. On June 8, 2021, Pillarstone's lease became month to month with Whitestone for the premises located at 2600 S. Gessner Road, Suite 555 Houston, Texas 77063. The rentable area of the premises is approximately 678 square feet. Total rent expense for the three and six months ended June 30, 2022 was $5,670 and $11,340, respectively.  Total rent expense for the three and six months ended June 30, 2021 was $10,051 and $17,611, respectively.

4. UNAMORTIZED LEASE COMMISSIONS AND DEFERRED LEGAL COST, NET

Costs which have been deferred consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasing commissions	$1,349	$1,364
Deferred legal cost	12	12
Total cost	1,361	1,376
Less: leasing commissions accumulated amortization	(947)	(901)
Less: deferred legal cost accumulated amortization	(12)	(11)
Total cost, net of accumulated amortization	$402	$464

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 consists of the following (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Real estate assets, at cost
Property	$57,388	$57,023
Accumulated depreciation	(9,315)	(8,751)
Total real estate assets	48,073	48,272
Cash and cash equivalents	4,645	4,900
Escrows and utility deposits	1,692	1,243
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,113	1,104
Receivable due from related party (1)	1,404	1,011
Unamortized lease commissions and deferred legal cost, net	402	464
Prepaid expenses and other assets	213	33
Total assets	$57,542	$57,027

Liabilities
Notes payable	$14,927	$14,920
Accounts payable and accrued expenses	1,238	1,483
Payable due to related party	1,153	827
Accrued interest payable	64	64
Tenants' security deposits	802	827
Total liabilities	$18,184	$18,121

(1)	Excludes approximately $0.03 million in accounts receivable due from Pillarstone that was eliminated in consolidation as of June 30, 2022 and December 31, 2021.

6. REAL ESTATE

As of June 30, 2022, Pillarstone OP owned eight Real Estate Assets in the Dallas and Houston areas comprised of approximately 0.9 million square feet of gross leasable area.

7. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	June 30, 2022	December 31, 2021
Fixed rate notes
$16.5 million 4.97% Note, due September 26, 2023	$14,814	$14,968
$0.3 million 3.15% Note, due December 28, 2022	147	—
Total notes payable principal	14,961	14,968
Less deferred financing costs, net of accumulated amortization	(34)	(48)
Total notes payable	$14,927	$14,920

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

Our mortgage debt was collateralized by one operating property as of June 30, 2022 and December 31, 2021 with a net book value of $21.3 million. Our loan contains restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and is secured by a deed of trust on our property and the assignment of certain rents and leases associated with the property. Our loan is subject to customary covenants. During the period ending June 30, 2022, we also entered into an additional loan related to our commercial property insurance policy. As of June 30, 2022, we were in compliance with all loan covenants.

Scheduled maturities of notes payable as of June 30, 2022 were as follows (in thousands):

Year	Amount Due
2022 (remaining)	$302
2023	14,659
Total	$14,961

8. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

On November 20, 2015, five trustees on our board of trustees loaned $197,780 to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on  November 20, 2018. In 2019, our board of trustees approved an extension of the maturity date to November 20, 2021. In 2021, the noteholders agreed to extend the maturity date to November 30, 2022. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. Accrued interest on these related convertible notes was approximately $131,000 as of June 30, 2022 compared with approximately $121,000 as of December 31, 2021.

9. EARNINGS (LOSS) PER SHARE

The Company applies the guidance of ASC 260, "Earnings Per Share," for all periods presented herein. Net earnings (loss) per weighted average Common Share outstanding, basic and diluted, is computed based on the weighted average number of Common Shares outstanding for the period. The following table shows the weighted average number of Common Shares outstanding and reconciles the numerator and denominator of earnings per Common Share calculations for the three and six month periods ended June 30, 2022 and 2021.

For the three and six month periods ended June 30, 2022 and 2021, Class A Preferred Shares and Class C Preferred Shares were not included in net loss per weighted average number of Common Share outstanding-diluted, because the effect of the conversion would be anti-dilutive.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three and six month periods ended June 30, 2022 and 2021, the Company had $197,780 of convertible notes payable as discussed in Note 8. The convertible notes payable were not included in the computation of diluted loss per share for the three and six months ended June 30, 2022 and 2021 because the effect of the conversion would be anti-dilutive.  For the three and six month periods ended June 30, 2022 and 2021, Restricted Common Shares awarded pursuant to the 2016 plan (defined in Note 11 below) were not included in net loss per weighted average number of Common Share outstanding-dilutive, because the effect of the conversion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to common shareholders	$(75)	$(60)	$(92)	$(145)

Denominator:
Weighted average number of common shares - basic	657,084	595,000	657,084	595,000
Weighted average number of common shares - dilutive	657,084	595,000	657,084	595,000

Loss Per Share:
Basic loss per common share:
Net loss available to common shareholders	$(0.11)	$(0.10)	$(0.14)	$(0.24)
Diluted loss per common share:
Net loss available to common shareholders	$(0.11)	$(0.10)	$(0.14)	$(0.24)

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

In connection with the Contribution Agreement, on December 8, 2016, the Company entered into a Management Agreement (collectively, the “Management Agreements”) with Whitestone TRS, Inc., a subsidiary of Whitestone (“Whitestone TRS"). Pursuant to the Management Agreements with respect to each property, other than Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such properties in exchange for (1) a monthly property management fee equal to 5.0% of the monthly revenues of each property and (2) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services in exchange for (1) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (2) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.  On July 19, 2022, Pillarstone received written notice that Whitestone TRS confirmed termination of the Management Agreements for the Pillarstone OP Real Estate Assets even though neither Pillarstone and Pillarstone OP had made any efforts to terminate the Management Agreements. See Note 12-Subesequent Events for additional information.

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the revenue and expenses with Whitestone included in our condensed consolidated statement of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2022	2021	2022	2021
Rent	Rental	$174	$226	$366	$451
Property management fees	Management fees	(99)	(100)	(194)	(194)
Asset management fees	Management fees	(45)	(45)	(90)	(90)
Rent expense	Office expenses	(6)	(10)	(11)	(18)

Receivables due from and payables due to related parties consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	Location of Receivable (Payable)	June 30, 2022	December 31, 2021
Tenant receivables and other receivables	Receivable due from related party	$1,404	$1,011
Accrued interest due to related party	Accrued interest payable	(131)	(121)
Other payables due to related party	Payable due to related party	(1,175)	(846)

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

Pillarstone Capital REIT
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of the six months ended June 30, 2022, the following shares are available for grant:

Description	Shares
Available for grant at June 30, 2022	2,086,655

For the three and six months ended  June 30, 2022, the Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation.. For the three and six months ended June 30, 2021, the Company recognized approximately $2,000 and $17,000 in employee stock-based compensation, respectively.  For the three and six months ended June 30, 2021, the Company did not recognize any stock-based compensation expense for trustee compensation.

12. SUBSEQUENT EVENTS

During the first quarter of 2022, based on a legal review of the Pillarstone OP operating partnership agreement dated December 8, 2016, between Pillarstone, as general partner, and Whitestone OP, as limited partner, Pillarstone determined that its operating and administrative expenses should be reimbursed by Pillarstone OP on a historical and on-going basis. Accordingly, Pillarstone notified Whitestone OP, which manages Pillarstone OP's properties and provides the accounting function for both Pillarstone and Pillarstone OP, to transfer cash of $1,819,729 from Pillarstone OP to Pillarstone as reimbursement for Pillarstone's operating and administrative expenses for the years ended 2017 through 2021. In April 2022, Whitestone and Whitestone OP contested the expense reimbursement. Pillarstone and Pillarstone OP recorded the expense reimbursement of $1,819,729 with a reserve of $1,819,729 on each company’s separate books and records in the first quarter 2022 although these amounts are eliminated in the consolidated financial statements herein. The reserve was recorded due to Whitestone and Whitestone OP's contesting the expense reimbursement. Pillarstone intends to pursue the collection of the expense reimbursement from Pillarstone OP based on the provisions of the Amended and Restated Agreement of Limited Partnership.

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

In April 2022, Pillarstone determined the expense reimbursement of $176,593 was due from Pillarstone OP for Pillarstone's operating and administrative expenses for the first quarter of 2022. Pillarstone OP transferred $117,186 to Pillarstone in May 2022. The difference of $59,407 between the expense reimbursement $176,593 and the cash transferred $117,186 are Pillarstone expenses contested by Whitestone and Whitestone OP. Pillarstone and Pillarstone OP recorded the expense reimbursement of $176,593 with an allowance of $59,407 on each company’s separate books and records in the first quarter 2022 although these amounts are eliminated in the consolidated financial statements herein. Pillarstone intends to pursue reimbursement of the contested expenses based on the provisions of the Amended and Restated Agreement of Limited Partnership.

In July 2022, Pillarstone determined the expense reimbursement of $94,550 was due from Pillarstone OP for Pillarstone’s operating and administrative expenses for the second quarter of 2022 of which Whitestone and Whitestone OP contested expenses of $61,724. Pillarstone and Pillarstone OP recorded the expense reimbursement of $94,550 with an allowance of $61,724 on each company’s separate books and records in the second quarter 2022 although these amounts are eliminated in the consolidated financial statements herein. Pillarstone OP will transfer $32,826 of uncontested expenses to Pillarstone in the third quarter of 2022 and Pillarstone intends to pursue reimbursement of the contested expenses based on the provisions of the Amended and Restated Agreement of Limited Partnership.

On July 12, 2022, Pillarstone was named as a defendant in a lawsuit filed in the Court of Chancery of the State of Delaware by Whitestone OP. The suit challenges Pillarstone’s rights agreement, dated as of December 27, 2021 (as the same may be amended from time to time, the “Rights Agreement”), between Pillarstone and American Stock Transfer & Trust Company, LLC, as rights agent, and claims that Pillarstone’s adoption of the Rights Agreement breached the Amended and Restated Agreement of Limited Partnership, and that Pillarstone breached its fiduciary duties as general partner of Pillarstone OP to Whitestone OP and breached the implied covenant of good faith and fair dealing under the Amended and Restated Agreement of Limited Partnership. On July 21, 2022, Whitestone OP filed a Motion to Preserve the Status Quo requesting broad restrictions on Pillarstone’s ability to conduct its business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions. Pillarstone believes that these allegations are without merit, intends to vigorously defend against them, and is considering its rights and potential courses of action with respect to the lawsuit. However, an unfavorable outcome of this lawsuit is unpredictable and could result in substantial costs to Pillarstone.

On July 19, 2022, Pillarstone received written notice that Whitestone TRS confirmed termination of the management agreements for the Pillarstone OP’s Real Estate Assets. Whitestone TRS is a subsidiary of Whitestone REIT, which owns Whitestone OP, the holder of 81.4% of the total outstanding Class A units representing limited partnership interests in Pillarstone OP. Substantially all of Pillarstone’s business is conducted through Pillarstone OP. Pillarstone is the sole general partner of Pillarstone OP and owns 18.6% of the outstanding equity in Pillarstone OP. Pursuant to the management agreements with respect to each Real Estate Asset (other than the Uptown Tower Real Estate Asset), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Real Estate Asset in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Real Estate Asset and (y) a monthly asset management fee equal to 0.125% of GAV (as defined in each management agreement as, generally, the purchase price of the respective Real Estate Asset based upon the purchase price allocations determined pursuant to the contribution agreement pursuant to which Pillarstone OP acquired the equity interests of the entities that owned the Real Estate Assets) of such Real Estate Asset. Pursuant to the management agreement with respect to the Uptown Tower Real Estate Asset, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. Pillarstone had previously communicated to Whitestone REIT its plan to internalize the management of the Real Estate Assets, but Pillarstone had not made efforts to terminate the management agreements. However, Whitestone TRS stated in its notice letter that while it had not received written notice of the termination of the management agreements, it “confirms receipt of your intent to terminate, and hereby confirms termination of the Agreements effective 30 days from” July 19, 2022. Following the transition of management from Whitestone TRS, Pillarstone intends to internalize the management of its Real Estate Assets and to continue to pursue its business without the management services provided by Whitestone TRS under the management agreements.

On July 21, 2022, before receiving Whitestone OP’s filed Motion to Preserve the Status Quo requesting broad restrictions on Plllarstone’s ability to conduct its business (see above), Pillarstone’s board of trustees increased the size of the board from five to six trustees and appointed Bradford Johnson as Pillarstone’s President and Chief Executive Officer and to the board to serve as a Class I trustee with a term expiring at Pillarstone’s annual meeting of shareholders to be held in 2025. Mr. Johnson replaces James C. Mastandrea as President and Chief Executive Officer. Mr. Mastandrea, who had been Pillarstone’s Chairman, President and Chief Executive Officer since 2003, ended his term as President and Chief Executive Officer and continues to serve in his role as Chairman and trustee of Pillarstone. In addition, the board appointed Daniel P. Kovacevic as Pillarstone’s Chief Financial Officer. Mr. Kovacevic replaces John J. Dee as Chief Financial Officer. Mr. Dee, who had been Pillarstone’s Senior Vice President, Chief Financial Officer, Secretary and a trustee since 2003, ended his term as Chief Financial Officer and continues to serve in his role as a trustee of Pillarstone. The board also appointed William J. Carter as Pillarstone’s Chief Operating Officer. Pillarstone is proceeding to internalize management and become a self-directed, self-managed real estate company.

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

•	legislative or regulatory changes, including the impact of the legislation commonly known as the Tax Cuts and Jobs Act;

•

adverse economic or real estate developments or conditions in Texas, including as a result of a surge in COVID-19 cases in such areas and the impact on our tenants' ability to pay their rent, which could result in bad debt allowances or straight-line rent reserve adjustments;

•	increases in interest rates and operating costs;

•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures, in each case, on terms favorable to the Company;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks, including risks relating to the lawsuit discussed under the heading "Lawsuit and Termination of Management Agreements" is below;

•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;

•	the impact of public health crises and pandemics, such as the COVID-19 outbreak;

•	cybersecurity attacks, loss of confidential information and other business disruptions;

•	our inability to renew tenants or obtain new tenants upon the expiration of existing leases;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	risks related to our internalization of the management discussed under the heading "Lawsuit and Termination of Management Agreements" below.

In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:

•	our cash resources are limited;

•	we have a history of losses;

•	we have not raised funds through a public equity offering;

•	our trustees control a significant percentage of our voting shares;

•	shareholders could experience possible future dilution through the issuance of additional shares;

•	we are dependent on a small number of key senior professionals who are part-time employees; and

•	we currently do not plan to distribute dividends to the holders of our shares.

Overview

The Company is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. Future real estate opportunities may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel and other commercial properties, (ii) acquisition of or merger with a REIT or real estate operating company, (iii) sales of existing properties, (iv) redevelopment of existing properties, and (v) joint venture investments. Substantially all of our business is conducted through our operating partnership Pillarstone OP. We are the sole general partner of Pillarstone OP. As of June 30, 2022, we owned approximately 18.6% of the outstanding equity in Pillarstone OP and we fully consolidate it on our condensed consolidated financial statements.

As of June 30, 2022, the Company is a smaller reporting company current in its quarterly and annual financial statement filings with the SEC, that may make future real estate investments. There can be no assurance that we will be able to close additional transactions.  Even if our management is successful in closing additional transactions, investors may not value the transactions or the Company in the same manner as we do, and investors may not value the transactions as they would value other transactions or alternatives. Failure to obtain additional sources of capital will materially and adversely affect the Company’s ability to continue operations, as well as its liquidity and financial results.

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

On December 8, 2016, Pillarstone and Pillarstone OP entered into the Contribution Agreement with Whitestone OP, a subsidiary and the operating partnership of Whitestone, both of which are related parties to Pillarstone and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries: Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company (“CP Woodland”); Whitestone Industrial-Office, LLC, a Texas limited liability company (“Industrial-Office”); Whitestone Offices, LLC, a Texas limited liability company (“Whitestone Offices”); and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”) that owned 14 real estate assets (the "Real Estate Assets") for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP (collectively, the “Acquisition”).  Whitestone OP is the 81.4% limited partner of Pillarstone OP.

            In connection with the Contribution Agreement, on December 8, 2016, Pillarstone entered into management agreements with Whitestone TRS, Inc., a subsidiary of Whitestone (“Whitestone TRS"). Pursuant to the management agreements with respect to each property, other than Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such properties in exchange for (1) a monthly property management fee equal to 5.0% of the monthly revenues of each property and (2) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services in exchange for (1) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (2) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

Lawsuit and Termination of Management Agreements

            On July 12, 2022, after the quarterly period ended June 30, 2022, Pillarstone was named as a defendant in a lawsuit filed in the Court of Chancery of the State of Delaware by Whitestone OP. The suit challenges Pillarstone’s rights agreement, dated as of December 27, 2021 (as the same may be amended from time to time, the “Rights Agreement”), between Pillarstone and American Stock Transfer & Trust Company, LLC, as rights agent, and claims that Pillarstone’s adoption of the Rights Agreement breached the Amended and Restated Agreement of Limited Partnership, and that Pillarstone breached its fiduciary duties as general partner of Pillarstone OP to Whitestone OP and breached the implied covenant of good faith and fair dealing under the Amended and Restated Agreement of Limited Partnership. On July 21, 2022, Whitestone OP filed a Motion to Preserve the Status Quo requesting broad restrictions on Pillarstone’s ability to conduct its business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions. Pillarstone believes that these allegations are without merit, intends to vigorously defend against them, and is considering its rights and potential claims for affirmative relief with respect to the lawsuit. However, an unfavorable outcome of this lawsuit is unpredictable and could result in substantial costs to Pillarstone.

             On July 19, 2022, Pillarstone received written notice that Whitestone TRS confirmed termination of the management agreements for the Real Estate Assets.  Pillarstone had previously communicated to Whitestone its plan to internalize the management of the Real Estate Assets, but Pillarstone had not made efforts to terminate the management agreements.  However, Whitestone TRS stated in its notice letter that while it had not received written notice of the termination of the management agreements, it “confirms receipt of your intent to terminate, and hereby confirms termination of the Agreements effective 30 days from” July 19, 2022. Following the transition of management from Whitestone TRS, Pillarstone intends to internalize the management of its Real Estate Assets and to continue to pursue its business without the management services provided by Whitestone TRS under the management agreements.

Prior to receiving the termination notice, Pillarstone had anticipated an orderly transition of the management of the Real Estate Assets over an appropriate timeframe.  The management agreements provided for Whitestone TRS to provide such services, or in certain cases contracting with other providers to perform such services, as:

●	providing management, leasing, and maintenance personnel to operate the Real Estate Assets;
●	maintaining the Real Estate Assets;
●	maintaining connected utility services at the Real Estate Assets;
●	invoice and collect the monthly rent from the tenants; default and pursue collection for delinquent tenants;
●	pay monthly invoices to vendors, including loan payments to lenders;
●	maintain monthly accounting records and provide monthly operating statements for each Real Estate Asset;
●	perform an annual audit of the financial statements, prepare workpapers for the annual audit, and assist the auditors to complete the annual audit;
●	assist in the preparation of the annual tax returns for Pillarstone, Pillarstone OP and the owners of the Real Estate Assets; and
●	assist in the preparation of the Pillarstone SEC financial reports and other filings.

The services under the management agreements are extensive and material to the operation of Pillarstone’s business and financial reporting. Pillarstone believes the management functions as operated by Whitestone were deeply integrated with Whitestone’s management functions for its own business and may be difficult, expensive, and time-consuming to separate.  If the timeframe to internalize the management functions based on the termination notice is too short, and if Whitestone does not cooperate with an orderly transfer of the management of the Real Estate Assets, Pillarstone’s business, income, cash flow, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected.

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

The impact of COVID-19, including any resurgences, future pandemics or other health crises may adversely affect our business, financial condition, results of operations, cash flows and market value. These type of health crises may impact our business in the following ways:

•	closures of, or other operational issues at, our properties resulting from government or tenant action;
•	reduced economic activity impacting our tenants' ability to meet their rental and other obligations to us in full or at all;
•	the ability of our tenants who have been granted rent deferrals to timely pay deferred rent;
•	an inability to renew leases or lease vacant space on favorable terms or at all;
•	tenant bankruptcies;
•	liquidity issues resulting from reduced cash flows from operations;
•	negative impacts to the credit and/or capital markets making it difficult to access capital on favorable terms or at all;
•	impairment in value of our properties;
•	a general decline in business activity and demand for real estate transactions adversely affecting our portfolio of properties and our ability to service our indebtedness;
•	supply chain disruptions adversely affecting our tenants' operations; and
•	impacts on the health of our personnel and a disruption in the continuity of our business.

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

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2022 and 2021 and our financial condition, including:

•	Explanation of changes in the results of operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021.

•	Our critical accounting policies and estimates that require our subjective judgment and are important to the presentation of our financial condition and results of operations.

•	Our primary sources and uses of cash for the six month periods ended June 30, 2022 and 2021, and how we intend to generate cash for long-term capital needs.

•	Our current income tax status.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report.

Comparison of the Six Month Periods Ended June 30, 2022 and 2021

Leasing Activity

For the six month period ended June 30, 2022, we executed 32 leases for a total lease value of $1.7 million compared to 46 leases for a total lease value of $3.2 million for the six month period ended June 30, 2021.

Results of Operations

The following provides a general comparison of our results of operations for the six month periods ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Number of properties	8	8
Aggregate GLA (sq. ft.)	926,798	926,798
Ending occupancy rate	56%	61%

Total revenues	$4,604	$4,462
Total operating expenses	4,009	3,922
Total other expenses	399	383
Provision for income tax expense (benefit)	(5)	(12)
Net income	201	169
Less: Non-controlling interest in subsidiary	293	314
Net loss available to Common Shareholders	$(92)	$(145)

Revenues from Operations

We had total revenues for the six month periods ended June 30, 2022 and 2021 of approximately $4,604,000 and $4,462,000, respectively, for an increase of approximately $142,000, or 3%. The difference was comprised of a decrease of approximately $74,000 in rental revenues, an increase of $216,000 in expense reimbursements, an increase of $10,000 in other revenue, and an increase of $10,000 in bad debt, which is classified as a part of revenue. The majority of the overall increase was due to higher reimbursements from common area maintenance and unbilled recoveries from the prior year.

Expenses from Operations

Our operating expenses were approximately $4,009,000 for the six months ended June 30, 2022 compared to approximately $3,922,000 for the six months ended June 30, 2021, an increase of approximately $87,000, or 2%. The overall increase was primarily due to increases in miscellaneous repairs, contract services, and electricity usage at our properties, offset by a decrease in real estate taxes for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The primary components of operating expenses are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2022	2021	Change	% Change
Depreciation and amortization	$990	$999	$(9)	(1)%
Operating and maintenance	1,623	1,454	169	12%
Real estate taxes	741	802	(61)	(8)%
General and administrative	372	383	(11)	(3)%
Management fees	283	284	(1)	0%
Total operating expenses	$4,009	$3,922	$87	2%

Comparison of the Three Month Periods Ended June 30, 2022 and 2021

Leasing Activity

For the three month period ended June 30, 2022, we executed 15 leases for a total lease value of $700,000 compared to 23 leases for a total lease value of $1.9 million for the three month period ended June 30, 2021.

Results of Operations

The following provides a general comparison of our results of operations for the three month periods ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Number of properties	8	8
Aggregate GLA (sq. ft.)	926,798	926,798
Ending occupancy rate	56%	61%

Total revenues	$2,278	$2,272
Total operating expenses	2,099	1,952
Total other expenses	202	180
Provision for income tax expense (benefit)	(12)	(5)
Net income	(11)	145
Less: Non-controlling interest in subsidiary	64	205
Net loss available to Common Shareholders	$(75)	$(60)

Revenues from Operations

We had total revenues for the three month periods ended June 30, 2022 and 2021 of approximately $2,278,000 and $2,272,000, respectively, for an increase of approximately $6,000. The difference was comprised of a decrease of approximately $50,000 in rental revenues, an increase of $87,000 in expense reimbursements, an increase of $4,000 in other revenue, and an increase of $35,000 in bad debt, which is classified as a part of revenue. The majority of the overall increase was due to higher reimbursements from common area maintenance and unbilled recoveries from the prior year.

Expenses from Operations

Our operating expenses were approximately $2,099,000 for the three months ended June 30, 2022 compared to approximately $1,952,000 for the three months ended June 30, 2021, an increase of approximately $147,000, or 8%. The overall increase was primarily due to increases in miscellaneous repairs, contract services, and electricity usage at our properties for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The primary components of operating expenses are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2022	2021	Change	% Change
Depreciation and amortization	$506	$502	$4	1%
Operating and maintenance	852	736	116	16%
Real estate taxes	413	393	20	5%
General and administrative	185	176	9	5%
Management fees	143	145	(2)	(1)%
Total operating expenses	$2,099	$1,952	$147	8%

Liquidity and Capital Resources

Cash Flows

As of June 30, 2022, our unrestricted cash resources were approximately $4,796,000. We are dependent on cash generated by our ownership of the eight Real Estate Assets to meet our liquidity needs.

During the six months ended June 30, 2022, the Company's cash balance decreased by $410,000 from $5,206,000 at December 31, 2021 to $4,796,000 at June 30, 2022. This decrease in cash was due to cash provided by operating activities of approximately $608,000, cash used in investing activities of approximately $700,000 and cash used in financing activities of approximately $318,000.

During the first quarter of 2022, Pillarstone Capital REIT (“Pillarstone REIT”) determined that it should be reimbursed for its operating and administrative expenses from Pillarstone OP on a historical and ongoing basis in accordance with the Pillarstone OP operating partnership agreement in which Pillarstone REIT is the general partner and Whitestone OP is the limited partner. Whitestone and Whitestone OP contested the reimbursement of expenses of approximately $1.8 million for the years ended 2017 through 2021 and Pillarstone REIT intends to pursue the reimbursement from Pillarstone OP. The funds are in bank accounts currently controlled by affiliates of Whitestone and Whitestone OP pursuant to Pillarstone OP management agreements with those Whitestone affiliates, and the parties are in the process of transitioning the accounts to Pillarstone's control. For financial reporting purposes, Pillarstone REIT and Pillarstone OP report on a consolidated basis, therefore, the reimbursement of Pillarstone REIT's expenses would not change net income but only the allocations between controlling and noncontrolling interests. For the three months ended March 31, 2022, Pillarstone OP reimbursed Pillarstone REIT in May 2022 approximately $117,000 for a portion of operating and administrative expenses and Pillarstone REIT will pursue reimbursement from Pillarstone OP for the remaining amount of approximately $59,000 that Whitestone and Whitestone OP have contested.  For the three months ended June 30, 2022, Pillarstone determined approximately $95,000 of its operating and administrative expenses should be reimubursed by Pillarstone OP, of which Whitestone and Whitestone OP contested approximately $62,000.  Pillarstone OP will reimburse Pillarstone approximately $33,000 for the uncontested expenses in the third quarter of 2022 and Pillarstone will pursue the contested expenses based on the provisions in the Amended and Restated Agreement of Limited Partnership.

.

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

Future Obligations

None.

Long Term Liquidity and Operating Strategies

Historically, we have financed our long term capital needs, including acquisitions, as follows:

•	borrowings from new loans;
•	additional equity issuances of our common and preferred shares and operating partnership units; and
•	proceeds from the sales of our Real Estate Assets.

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

Current Tax Status

As of June 30, 2022 and December 31, 2021, we had net deferred tax liabilities of approximately $11,000 and $36,000, respectively. As of June 30, 2022, we have an operating loss carryforward of approximately $139,000 available to be carried to future periods.

The income tax expense (benefit) included in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 was comprised of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Federal	$(19)	$(17)	$(24)	$(35)
Texas franchise tax	7	12	19	23
Provision for income tax expense (benefit)	$(12)	$(5)	$(5)	$(12)

Interest Rates

The Company was not significantly affected by interest rates during the periods presented in this report due primarily to the Company having approximately 100% of its debt with fixed rates as of June 30, 2022.

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

Revenue recognition. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. For the three months ended June 30, 2022, we did not have a straight-line rent reserve adjustment.  For the six months ended June 30, 2022, we had a straight-line rent reserve adjustment of $1,000 for the conversion of one tenant to cash basis as a result of our COVID-19 collectibility analysis.  For the three and six months ended June 30, 2021, we had a straight-line rent reserve adjustment of $1,000 for the conversion of one tenant to cash basis as a result of our COVID-19 collectibility analysis. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We combine lease and nonlease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the condensed consolidated statements of operations. We recognize lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured.

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

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2022.

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

Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2022 (the end of the period covered by this Quarterly Report).

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 12, 2022, after the quarterly period ended June 30, 2022, Pillarstone was named as a defendant in a lawsuit filed in the Court of Chancery of the State of Deleware by Whitestone OP.  The lawsuit is described in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the heading "Lawsuit and Termination of Management Agreements".  We may from time to time become a party to legal proceedings and claims that arise in the ordinary course of our business. These matters are generally covered by insurance. While the frequency and resolutions of any such matters cannot be predicted with certainty, we believe that occurrence and outcomes of these matters will not have a material effect on our financial position, results of operations or cash flows.

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
101

The following financial information of the Registrant for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the three months ended March 31 and June 30, 2022 and 2021 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ Bradford D. Johnson
Date:	August 12, 2022		Bradford D. Johnson Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ Daniel P. Kovacevic
Date:	August 12, 2022		Daniel P. Kovacevic Chief Financial Officer (Principal financial and accounting officer)