Form 10-Q
period 2022-09-30
PILLARSTONE CAPITAL REIT
filed 2025-07-31
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-15409

PILLARSTONE CAPITAL REIT

(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

19407 Park Row, Suite 140

Houston, Texas 77084

(Address of principal executive offices)

(281) 747-9997

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

Yes ☐        No ☒

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

Yes ☐        No ☒

The Registrant had 657,084 Common Shares, par value $0.01 per share, outstanding as of July 21, 2025.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS (a)
Real estate assets, at cost
Property	$57,281	$57,027
Accumulated depreciation	(9,797)	(8,754)
Total real estate assets	47,484	48,273
Cash and cash equivalents	5,302	5,206
Escrows and utility deposits	1,928	1,243
Accrued rents and accounts receivable, net of allowance for doubtful accounts	950	1,260
Receivable due from related party	264	1,011
Unamortized lease commissions and deferred legal cost, net	368	464
Prepaid expenses and other assets	133	126
Total assets	$56,429	$57,583

LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$14,757	$14,920
Accounts payable and accrued expenses	2,472	1,691
Payable due to related party	-	846
Convertible notes payable	198	198
Accrued interest payable	136	185
Tenants' security deposits	779	827
Total liabilities	18,342	18,667

Commitments and contingencies:	-	-

Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at September 30, 2022 and December 31, 2021, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at September 30, 2022 and December 31, 2021, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at September 30, 2022 and December 31, 2021	7	7
Additional paid-in capital	28,493	28,493
Accumulated deficit	(23,328)	(23,882)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	4,376	3,822
Noncontrolling interest in subsidiary	33,711	35,094
Total equity	38,087	38,916
Total liabilities and equity	$56,429	$57,583

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets - Continued

(in thousands)

	September 30, 2022	December 31, 2021
	(unaudited)
(a) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$57,278	$57,023
Accumulated depreciation	(9,794)	(8,751)
Total real estate assets	47,484	48,272
Cash and cash equivalents	5,079	4,900
Escrows and utility deposits	1,928	1,243
Accrued rents and accounts receivable, net of allowance for doubtful accounts	952	1,104
Receivable due from related party	263	1,011
Unamortized lease commissions and deferred legal cost, net	368	464
Prepaid expenses and other assets	129	33
Total assets	$56,203	$57,027

(b) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$14,757	$14,920
Accounts payable and accrued expenses	1,794	1,483
Payable due to related party	-	827
Accrued interest payable	-	64
Tenants' security deposits	779	827
Total liabilities	$17,330	$18,121

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues
Rental	$1,989	$2,371	$6,560	$6,810
Transaction and other fees	15	10	48	33
Total revenues	2,004	2,381	6,608	6,843

Operating expenses
Depreciation and amortization	514	541	1,504	1,540
Operating and maintenance	808	759	2,431	2,213
Real estate taxes	445	430	1,186	1,232
General and administrative	770	167	1,142	550
Management fees	139	143	422	427
Total operating expenses	2,676	2,040	6,685	5,962

Other expenses (income)
Interest expense, net	199	200	598	607
Loss on disposal of assets	8	1	8	1
Other income	(21)	-	(21)	(24)
Total other expenses	186	201	585	584

Income (loss) before income taxes	(858)	140	(662)	297
Provision for income taxes	(172)	-	(167)	12

Net income (loss)	(1,030)	140	(829)	309
Less: Noncontrolling interest in subsidiary	(1,676)	196	(1,383)	510
Net income (loss) attributable to Common Shareholders	$646	$(56)	$554	$(201)

Net income (loss) per Common Share:
Basic	$1.31	$(0.13)	$1.12	$(0.46)
Diluted	$0.21	$(0.13)	$0.18	$(0.46)

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$3	$2	$7	$28,493	$(23,882)	$(801)	$3,822	$35,094	$38,916
Net income (loss)	-	-	-	-	(17)	-	(17)	229	212

Balance at March 31, 2022	3	2	7	28,493	(23,899)	(801)	3,805	35,323	39,128
Net income (loss)	-	-	-	-	(75)	-	(75)	64	(11)

Balance at June 30, 2022	3	2	7	28,493	(23,974)	(801)	3,730	35,387	39,117
Net income (loss)	-	-	-	-	646	-	646	(1,676)	(1,030)

Balance at September 30, 2022	$3	$2	$7	$28,493	$(23,328)	$(801)	$4,376	$33,711	$38,087

Balance at December 31, 2020	$3	$2	$6	$28,494	$(23,623)	$(801)	$4,081	$34,361	$38,442
Share-based compensation	-	-	-	15	-	-	15	-	15
Net income (loss)	-	-	-	-	(85)	-	(85)	109	24

Balance at March 31, 2021	3	2	6	28,509	(23,708)	(801)	4,011	34,470	38,481
Share-based compensation	-	-	-	2	-	-	2	-	2
Net income (loss)	-	-	-	-	(60)	-	(60)	205	145

Balance at June 30, 2021	3	2	6	28,511	(23,768)	(801)	3,953	34,675	38,628
Repurchase of common shares	-	-	-	(10)	-	-	(10)	-	(10)
Share-based compensation	-	-	-	9	-	-	9	-	9
Net income (loss)	-	-	-	-	(56)	-	(56)	196	140

Balance at September 30, 2021	$3	$2	$6	$28,510	$(23,824)	$(801)	$3,896	$34,871	$38,767

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(829)	$309
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,504	1,540
Amortization of deferred loan costs	21	14
Bad debt	121	48
Loss on disposal of assets	8	1
Share-based compensation	-	16
Deferred tax expense (benefit)	148	(48)
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	189	93
Receivable due from related party	747	(403)
Escrows and utility deposits	(685)	(159)
Unamortized lease commissions and deferred legal cost	(38)	(131)
Prepaid expenses and other assets	447	(26)
Accounts payable and accrued expenses	584	(459)
Payable due to related party	(846)	315
Tenants' security deposits	(48)	(16)
Net cash from operating activities	1,323	1,094

Cash flows from investing activities:
Additions to real estate	(1,406)	(839)
Insurance proceeds received for capital loss	817	-
Net cash from investing activities	(589)	(839)

Cash flows from financing activities:
Repayments of notes payable	(638)	(218)
Net cash from financing activities	(638)	(218)

Net change in cash and cash equivalents	96	37
Cash and cash equivalents at beginning of period	5,206	5,109
Cash and cash equivalents at end of period	$5,302	$5,146

Supplemental disclosure of cash flow information:
Cash paid for interest	$627	$595
Cash paid for taxes	44	51
Non cash investing activities:
Disposal of fully depreciated real estate	326	233
Financed insurance premium	454	-

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT

Notes to Consolidated Financial Statements

(unaudited)

1.	Organization and Summary of Significant Accounting Policies

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. We own 18.6% of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) and serve as its general partner. Substantially all of our operations and activities are conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we have the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. Pillarstone OP owns two office buildings in the Dallas metropolitan area and six office/warehouse and retail locations in the Houston metropolitan area having approximately 927 thousand square feet of gross leasable area.

On December 8, 2016, we and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT, both of which were related parties to Pillarstone and Pillarstone OP. Pursuant to the terms of the Contribution Agreement, Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”) that owned 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries (the “Property”), for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately 18.6% valued at $4.1 million as of the date of the Contribution Agreement.

Pursuant to the Contribution Agreement, Pillarstone agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act of 1933, as amended, the issuance of the common shares in the Company that may be issued upon redemption of the OP Units issued pursuant to the Contribution Agreement and the offer and resale of such common shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein), Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. Pillarstone and Whitestone agreed to extend the filing of the shelf registration statement to the date that the Company closes a public equity offering.

In connection with the Contribution Agreement, (1) with respect to each Real Estate Asset (other than the Real Property Asset owned by Uptown Tower), Whitestone TRS, Inc. (“Whitestone TRS”), a subsidiary of Whitestone, entered into a Management Agreement with Pillarstone OP who owns such Real Estate Asset and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Real Estate Asset (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Real Estate Asset in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Real Estate Asset and (y) a monthly asset management fee equal to 0.125% of gross asset value ("GAV") (as defined in each Management Agreement as, generally, the purchase price of the respective Real Estate Asset based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Real Estate Asset. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. These activities were conducted by Whitestone TRS and Whitestone REIT using their own employees, processes, and systems and in some cases, third-party providers for services they sub-contracted to perform.

As a result of the Contribution Agreement, Whitestone OP owns approximately 81.4% and Pillarstone owns approximately 18.6% of the outstanding equity in Pillarstone OP, which is fully consolidated on Pillarstone's financial statements.

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Liquidity and Financial Resources.

On July 19, 2022, we received written notice that Whitestone TRS, Inc. confirmed termination of the management agreements for our Real Estate Assets. We had previously communicated to Whitestone our plan to internalize the management of the Real Estate Assets, but we had not made efforts to terminate the management agreements. However, Whitestone TRS stated in its notice letter that while it had not received written notice of the termination of the management agreements, it “confirms receipt of your intent to terminate, and hereby confirms termination of the Agreements effective 30 days from” July 19, 2022. The management agreements provided that “Unless otherwise terminated pursuant to the provisions hereof, the term of this Agreement shall automatically renew on a month to month basis at the end of the term unless either of the Parties has notified the other in writing not less than thirty (30) days prior to the expiration of the term, as the same may be extended.”

Prior to receiving the termination notice, we had anticipated an orderly transition of the management of the Real Estate Assets over an appropriate timeframe. The management agreements provided for Whitestone TRS to provide such services, or in certain cases contracting with other providers to perform such services, as:

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

We worked diligently to restore normal operations and leasing activities following Whitestone’s unanticipated termination of its managerial services. Many of Pillarstone’s actions were affected by a lack of usable information being made available to it by Whitestone on a timely basis. Prior to receiving the termination notice, we had anticipated an orderly transition of the management of the Real Estate Assets over an appropriate timeframe, particularly as Whitestone OP owns 81.4% of Pillarstone OP as a non-controlling limited partner.

During this 30-day notice period, Whitestone did not provide the operation and financial database of our information, nor did Whitestone cooperate to provide for an orderly transition of its contracted responsibilities. The services under the management agreements were extensive and material to the operation of Pillarstone’s business and our accounting and financial reporting. The management functions, as operated by Whitestone, were deeply co-mingled with Whitestone’s management functions for its own business and have been difficult, expensive and time-consuming to separate. As a result, Pillarstone was materially and adversely affected by Whitestone’s abrupt termination of the management agreements, incomplete and inadequate delivery of books and records and other materials required to be delivered under the Management Agreements, and the failure to provide for an appropriate transition. We had no way to continue our accounting and financial reporting responsibilities as a public company. Further, for several months following the abrupt termination of services by Whitestone, we were unable to systematically invoice our tenants and pursue collection of delinquent accounts as an independent, internally managed company. In addition, several vendor service contracts were tied to Whitestone and the pricing of services was based on the combination of Pillarstone and Whitestone. The transition caused us to obtain separate services, which caused disruption to our business and higher costs. In other cases, Whitestone obligated us to long-term contracts for essential services that we cannot easily replace.

On July 12, 2022, we were named as a defendant in a lawsuit by Whitestone OP in a lawsuit styled Whitestone REIT Operating Partnership, L.P. v. Pillarstone Capital REIT, C.A. No. 2022-0607-LWW, in the Court of Chancery of the State of Delaware. The suit challenges our rights agreement, dated as of December 27, 2021 (as the same may be amended from time to time, the “Rights Agreement”), between us and American Stock Transfer & Trust Company, LLC, as rights agent, and claims that our adoption of the Rights Agreement breached the Pillarstone OP Amended and Restated Agreement of Limited Partnership, and that we breached our fiduciary duties as general partner of Pillarstone OP to Whitestone OP and breached the implied covenant of good faith and fair dealing under the Amended and Restated Agreement of Limited Partnership.

Based upon various issues, including those discussed in this report, we filed a lawsuit on September 16, 2022, in district court in Harris County, Texas, against Whitestone and related parties alleging, among other things, breach of the Pillarstone OP Amended and Restated Agreement of Limited Partnership and fiduciary duty and breach of the management agreements.

On July 21, 2022, Whitestone OP filed a Motion to Preserve the Status Quo in the Delaware lawsuit requesting broad restrictions on our ability to conduct our business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions. The Status Quo Order also prevents Whitestone OP from exercising its right under the Pillarstone OP Amended and Restated Agreement of Limited Partnership to require Pillarstone OP to redeem its OP Units. Our amended petition in the Texas lawsuit argues that Whitestone’s material breaches of contract and fiduciary duty operate to discharge and/or excuse any obligation to perform under the redemption provisions of the Pillarstone OP Amended and Restated Agreement of Limited Partnership.

Representatives of our board of trustees attempted to initiate discussions to settle these matters in August 2022 with representatives of Whitestone’s board of trustees to avoid a prolonged, expensive legal fight. However, Whitestone was not open to settling these matters at that time or the other various times since August 2022 we attempted to initiate discussions to resolve these matters.

Whitestone indicated to us its intent to cause Whitestone OP to exercise its redemption right and stated publicly that it intends to monetize its investment in Pillarstone OP. We believed that if Whitestone were to be permitted to exercise its redemption right for cash amounts, we may not have the cash available to pay such amounts and may be required to sell one or more of our Real Estate Assets to satisfy this obligation, which may cause us to sell some or all of our Real Estate Assets at below fair market value and otherwise have a material adverse effect on our liquidity and financial condition and our ability to operate and improve our Real Estate Assets. We have stated that a redemption request would not trigger the Rights Agreement, and our board of trustees has the sole discretion to interpret the Rights Agreement. However, Whitestone OP indicated that the Rights Agreement caused them to not exercise their redemption rights and claimed damages based on the alleged decline in the value of the Real Estate Assets following their failure to exercise the redemption rights.

Based on Whitestone’s performance under the management agreements and their public statements regarding their intentions for their interest in Pillarstone, we did not believe that Whitestone’s actions in connection with the exercise of the redemption rights would respect the rights of the holders of our common shares. The Pillarstone OP Amended and Restated Agreement of Limited Partnership expressly provides that in the event of a conflict between the interests of the limited partners (Whitestone OP as the sole limited partner) and our shareholders, we shall act in the interests of our shareholders, and we shall not be liable for monetary or other losses sustained, liabilities incurred or benefits not derived by the limited partners in connection therewith.

Our executive management team worked to restore normal operations and leasing activities quickly after Whitestone REIT’s unanticipated termination of their managerial services. Many of our actions were affected by a lack of usable information being made available to us on a timely basis.

We discovered significant deferred maintenance and neglect of our assets had occurred under Whitestone REIT’s management. Our efforts to address these matters have in some cases been stymied by Whitestone REIT’s litigation against us in Delaware where the court has limited our ability to incur expenses above low threshold amounts for the types of expenses a company in our industry could expect to incur in the ordinary course of business. Our legal and professional fees have increased substantially as we address the internalization of management and the litigation matters discussed in this report.

On July 17, 2023 and July 18, 2023, trial was held in the Delaware lawsuit. Post-trial argument in the lawsuit was held on October 18, 2023. Whitestone has asked the Delaware court to award damages of approximately $51,200,600 and post-judgement interest of $6,820,000 in the filing of its post-trial opening brief on August 28, 2023. On January 25, 2024, the Delaware court issued its opinion and determined that we breached the implied covenant of good faith and fair dealing without resolving the breach of contract or breach of fiduciary duty claims. Although Whitestone asked for monetary damages of $51,200,600 plus interest, the Delaware court declined to award damages. We disagree with the Delaware court’s ruling and are considering our options for appeal, subject to a final order being entered in the case, the outcome of various proceedings in the jointly administered bankruptcy cases described below and the decision of the plan agent in the bankruptcy cases to pursue an appeal.

The Delaware court declared the Rights Agreement unenforceable against Whitestone, permitted Whitestone OP to tender a notice of redemption for its OP Units and determined that the Pillarstone OP limited partnership agreement should be followed whereby we would decide whether to assume Pillarstone OP’s redemption obligation and determine what value to attribute to Pillarstone OP’s assets. The Delaware court declared that any further relief must await future proceedings.

On January 25, 2024, Whitestone OP delivered its notice of redemption for all but one of its OP Units.

On September 16, 2022, we filed a lawsuit styled Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP v. Whitestone TRS, Inc., Whitestone REIT, Whitestone REIT Operating Partnership, L.P., Cause No. 2022-59478, in the District Court, Harris County, Texas, 189th Judicial District alleging, among other things, breach of the Pillarstone OP limited partnership agreement and the management agreements for the Real Estate Assets by the Whitestone defendants and breach of fiduciary duties relating to Pillarstone OP by Whitestone OP going outside the role of limited partner and harming us and Pillarstone OP. A portion of the claims in this case were also brought as an adversary proceeding by Whitestone Uptown Tower, LLC in the Uptown Tower bankruptcy case described in “—Uptown Tower” below.

On March 4, 2024, bankruptcy cases were filed for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower. The bankruptcy cases were consolidated into the jointly administered cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as the Whitestone Uptown Tower, LLC bankruptcy case described under “—Uptown Tower” below.

The joint plan of liquidation in the bankruptcy case providing for the sale of the Real Estate Assets other than Uptown Tower and treatment of claims was confirmed in November 2024. Those Real Estate Assets were sold between October 2024 and July 2025. The plan provided for a plan agent, and Frances A. Smith was appointed plan agent in the jointly administered bankruptcy cases. The plan agent was appointed for the purposes of administering all claims in the bankruptcy cases and making distributions to holders of allowed claims and equity interests under the plan of liquidation. The plan agent’s administration of the claims may include, without limitation, and pursuant to her reasonable business judgment, investigating, prosecuting, objecting to, resolving, reconciling, compromising, litigating, administering, and making distributions on account of, the claims.

The plan agent is not a trustee and does not participate in the management or operations of the debtors’ businesses, assets or financial affairs or the review and approval of the day-to-day operational expenses of the debtors’ business post-confirmation, unless the bankruptcy court determines cause exists for the plan agent to do so after notice and hearing.

The plan agent has the sole and exclusive authority to administer the claims, including the determination to compromise a claim involving Whitestone OP, any debtor or their affiliates or professionals, subject to notice and hearing and a party’s good-faith objection and the bankruptcy court’s final adjudication of the matter. The plan agent also has the authority to make demand on the debtors for funds necessary to satisfy allowed claims asserted against a debtor from that debtor’s funds (even if held by Pillarstone OP), which may include sales proceeds.

The plan agent is entitled to receive compensation as a flat fee the amount of $10,000.00 per month, plus reimbursement of actual, necessary expenses. If during any month the plan agent spends more than fifteen (15) hours in the performance of her duties, she will be entitled to compensation at a rate of $650.00 per hour for each additional hour of services.

Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owned the Uptown Tower office building, was the borrower under a loan agreement. The Uptown Tower office building was subject to a mortgage under the loan agreement. The mortgage debt was guaranteed by Whitestone OP. This mortgage was an obligation of Whitestone Uptown Tower, LLC, a subsidiary included in our consolidated financial statements. Neither Pillarstone Capital REIT nor Pillarstone OP had any obligation or guarantee of this indebtedness nor did any of our other properties collateralize this indebtedness.

As of September 30, 2022, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for the mortgage loan.

In July 2023, Rialto Capital Advisors, LLC, the special servicer for the mortgage loan, implemented a cash sweep and began to seize the funds from the operations of the Uptown Tower property under the cash management agreement relating to the mortgage loan. Prior to Rialto Capital Advisors, LLC’s seizing the funds from those operations, those funds had been used for the operation and maintenance of the Uptown Tower property, with excess funds used for the operations of Pillarstone OP and the General Partner. We did not have an alternate source of funds for the operation of Uptown Tower.

On August 3, 2023, we received a notice of the default of the mortgage loan from counsel for the lender and Rialto Capital Advisors, LLC. The default notice asserted non-monetary defaults resulting from Whitestone’s failure to comply with the loan agreement in connection with the Contribution Agreement in 2016. The default notice also alleged a non-monetary default caused by Whitestone’s termination of its management agreement for Uptown Tower in August 2022.

In the default notice, the lender and special servicer noted that the borrower, prior to the Contribution Agreement and while it was controlled by Whitestone OP, represented, warranted, and covenanted that “[F]following the Transfer, Sponsor [Whitestone REIT] through its ownership of Guarantor [Whitestone OP] [. . .] shall continue to Control Borrower [Whitestone Uptown Tower, LLC], and shall continue to control the day-to-day operation of the Property.” The lender and special servicer contend that this representation was false because Pillarstone OP and the borrower are controlled by the general partner (Pillarstone Capital REIT, the sole general partner of Pillarstone OP) and not Whitestone REIT.

As the 2016 alleged defaults occurred while Whitestone was in control of all loan parties and we believe Whitestone caused the 2022 default through its unilateral termination of the management agreement for Uptown Tower, we are not in a position to agree with or dispute the determination of the alleged defaults or Whitestone OP’s liability under its guaranty, or any further effect they may have on the borrower or the Uptown Tower property.

The borrower had requested disbursements of capital and operating expenditures from Rialto Capital Advisors, LLC under the terms of the loan agreement in August 2023 and September 2023, but Rialto Capital Advisors, LLC did not release the funds and indicated that it did not intend to release funds or reverse the cash sweep to permit the funding of the operations and leasing of Uptown Tower.

The mortgage loan matured on October 1, 2023. The registrant and the borrower had been working to extend the maturity date and to find new financing or a buyer for the Uptown Tower property. When Whitestone learned of our negotiations with Rialto Capital Advisors, LLC to attempt to resolve this issue and believing we were intending to abandon the building, it filed a motion with the Delaware Court of Chancery asking the court for an order declaring that we shall not (a) stop managing the Uptown Tower, (b) “hand the keys” to Uptown Tower to the lender, or (c) otherwise abandon the Uptown Tower, which the court granted on a temporary basis on September 22, 2023. On October 19, 2023, Whitestone objected to a proposed sale of the Uptown Tower property under the Status Quo Order issued by the court in the previously disclosed lawsuit Whitestone OP instituted against us in the Delaware Court of Chancery.

On October 24, 2023, the lender delivered a notice of foreclosure sale to the borrower providing notice that, among other things, as of the maturity date, the borrower failed to repay all amounts due under the note, and making a demand on (1) the borrower and all persons and entities obligated on the promissory note evidencing the mortgage loan (except to the extent that the obligation is expressly limited by written contract or applicable law) for payment in full of the entire indebtedness, and on (2) the borrower for payment of rents and proceeds of any rents to which the lender is entitled under the mortgage loan documents and Texas Property Code chapter 64, Assignment of Rents to Lienholder. The notice of foreclosure sale also included a notice regarding the planned foreclosure sale of Uptown Tower on December 5, 2023.

On December 1, 2023, Whitestone Uptown Tower, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas in the case styled In re: Whitestone Uptown Tower, LLC a/a/ Pillarstone Capital REIT Operating Partnership, Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The filing of the petition constituted an event of default under the mortgage loan. Prior to the filing of the bankruptcy petition in November 2023, representatives of our board of trustees attempted to initiate discussions with representatives of Whitestone REIT’s board of trustees to address these matters and to approach Rialto Capital Advisors, LLC jointly. However, without the borrower’s knowledge or consent, Whitestone attempted to pay off the loan and grant broad releases to the lender and special servicer on behalf of the borrower, including the application of the trapped cash, escrows and reserves to the indebtedness. No Whitestone REIT entity had the authority to make such agreements on behalf of the borrower, and we have been informed that the agreement was not consummated, but Whitestone did send approximately $13.6 million to Rialto Capital Advisors, LLC pursuant to this arrangement.

On January 3, 2024, Rialto Capital Advisors, LLC provided a preliminary estimate of the payoff amounts for the Uptown Loan as of December 4, 2023. The estimated total amount due was listed as approximately $21.5 million, which included an outstanding principal balance of approximately $14.4 million, note interest of approximately $242,000 and default interest of approximately $6.6 million. In addition, Rialto was also holding approximately $2.6 million of trapped cash, escrows and reserves under the mortgage loan, which the borrower needed to operate the Uptown Tower property and pay its obligations, including then-upcoming property taxes. On January 31, 2024, the lender sued Whitestone OP to enforce Whitestone OP’s guaranty of the mortgage loan.

In June 2024, Whitestone Uptown Tower, LLC and Whitestone OP each settled with the lender. Whitestone Uptown Tower entered into a loan agreement with American Bank, N.A. for a loan amount of up to $1,500,000, secured by Uptown Tower and all of the other assets of Whitestone Uptown Tower. Whitestone Uptown Tower paid approximately $1.1 million to the prior lender, and the prior lender retained approximately $2.2 million of trapped cash and escrows from the cash sweep and the approximately $13.6 million mistakenly sent to it by Whitestone OP in satisfaction of the prior mortgage loan.

The plan of reorganization in the bankruptcy case, providing for the sale of Uptown Tower and treatment of claims, was confirmed in July 2024. We sold Uptown Tower in July 2025 for a purchase price of $20 million, or $17.3 million after deductions, closing costs and commissions and paid off the American Bank, N.A. indebtedness. We are holding approximately $13.6 million of the sale proceeds representing funds Whitestone OP mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so on Whitestone Uptown Tower, LLC’s behalf. We are currently disputing the treatment and timing of repayment of the $13.6 million to Whitestone OP in the Whitestone Uptown Tower bankruptcy case.

This litigation has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of these proceedings are difficult to predict. The registrant believes that the allegations in the Delaware lawsuit are without merit and intends to continue to vigorously defend against them. In addition, we intend to vigorously pursue the Texas action to seek damages from Whitestone due to its violations of the management agreements and fiduciary duties and to protect our shareholders from the further harms that Whitestone has indicated it intends to inflict on us and our shareholders. However, the outcomes of these lawsuits, including the timing of the final disposition of the lawsuits, is unpredictable and could result in substantial costs to us. As a result, future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on the registrant’s business, results of operations or financial condition.

Following the period covered by this report, we sold Real Estate Assets under the Whitestone Uptown Tower, LLC plan of reorganization and the plan of liquidation for the other Pillarstone entities.

In October 2024, we sold 9101 LBJ Freeway for a purchase price of $5,753,000, or approximately $5.1 million after deductions, closing costs and commissions.

In October 2024, we sold Interstate 10 Warehouse for a purchase price of $8,400,000, or approximately $8.1 million after deductions, closing costs and commissions.

In February 2025, we sold Corporate Park Woodland II for a purchase price of $1,650,000, or approximately $1.56 million after deductions, closing costs and commissions.

In July 2025, we sold Uptown Tower for a purchase price of $20,000,000, or approximately $17.3 million after deductions, closing costs and commissions.

In July 2025, in a series of related transactions, we sold:

•	Corporate Park Northwest for a purchase price of $8,500,000, or approximately $7.8 million after deductions, closing costs and commissions;
•	Holly Hall Industrial Park for a for a purchase price of $7,650,000, or approximately $7.2 million after deductions, closing costs and commissions;
•	Holly Knight for a purchase price of $4,750,000, or approximately $4.5 million after deductions, closing costs and commissions; and
•	Westgate Service Center for a purchase price of $9,100,000, or approximately $8.6 million after deductions, closing costs and commissions.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. In addition to the events described above, we have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $23.3 million as of September 30, 2022 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

We worked diligently to restore normal operations and leasing activities following Whitestone’s unanticipated termination of its managerial services. Many of Pillarstone’s actions were affected by a lack of usable information being made available to us by Whitestone on a timely basis. Prior to receiving the termination notice, we had anticipated an orderly transition of the management of the Real Estate Assets over an appropriate timeframe, particularly as Whitestone OP owns 81.4% of Pillarstone OP as a non-controlling limited partner. We believe the management functions as operated by Whitestone were deeply integrated with Whitestone’s management functions for its own business and have been difficult, expensive, and time-consuming to separate, causing material adverse effects on our business, income, cash flow, results of operations, financial condition, liquidity and prospects. As a result, Whitestone did significant damage to us by its intentional actions. In addition, our litigation with Whitestone has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of these proceedings are difficult to predict. As a result, future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on our business, results of operations or financial condition.

We were dependent on cash generated by our ownership of the eight Real Estate Assets to meet our liquidity needs. Historically, we have financed our long-term capital needs, including acquisitions, as follows:

●	borrowings from new loans;
●	additional equity issuances of our common and preferred shares and operating partnership units; and
●	proceeds from the sales of our Real Estate Assets.

Our ability to access the capital markets will be dependent on a number of factors, including general market conditions and market perceptions about our Company. There can be no assurance that we will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

At September 31, 2022, the reported net equity in Whitestone Uptown Tower, LLC was $4.9 million.

In addition to the mortgage loan, we have approximately $198,000 of convertible notes payable and corresponding accrued interest of approximately $128,000. The convertible notes payable can be converted by the noteholders into common shares at the rate of $1.331 per common share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into common shares at $1.331 per common share. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. Any repayment of the convertible notes will be determined under our plan of liquidation and bankruptcy court proceedings.

Basis of presentation. These consolidated financial statements present the Company’s consolidated financial condition and results of operations including those of a wholly owned subsidiary, operations of which were discontinued in 2002, and variable interest entities (“VIEs”) for which we are the primary beneficiary.

Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of Pillarstone OP allocable to holders of partnership interests other than us.

Interim financial statements. These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures required U.S. GAAP. The unaudited consolidated financial statements include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our audited financial statements for the year ended December 31, 2021.

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the estimated fair value of properties acquired, allowance for doubtful accounts, impairment, the estimated useful lives for depreciable and amortizable assets and costs, and deferred taxes and the related valuation allowance for deferred taxes.

Revenue recognition. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and non-lease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the consolidated statements of operations. We recognize lease termination fees in the year that the lease is terminated, and collection of the fee is reasonably assured.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Real estate.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost.

Depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings. Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment. We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. There was no impairment of our Real Estate Assets during the periods presented.

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

Prepaid expenses and other assets. Prepaid expenses and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and property improvements.

Stock-based compensation. We account for employee stock-based compensation using the fair value method. Compensation cost for equity incentive awards is based on the fair value of the equity instrument generally on the date of grant and is recognized over the requisite service period. Forfeitures are recognized as they occur. The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock, the risk-free interest rate at the date of grant, the expected vesting term of the grant, expected dividends, and an assumption related to forfeitures of such grants. Changes in these subjective input assumptions can materially affect the estimated fair value of the option awards.

Income taxes. We have not elected to be taxed as a REIT for federal income tax purposes. As such, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in the provision for income taxes in the consolidated statements of operations and has not been separately stated due to its insignificance.

We file tax returns federally and in the state of Texas. Our returns for periods prior to 2018 are no longer subject to examination by tax authorities in these jurisdictions. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. If a tax position meets the “more likely than not” recognition criteria, accounting guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. We record income tax related interest and penalties, if any, as a component in the provision for income tax expense.

Earnings (loss) per share – Basic earnings (loss) per share amounts are calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share amounts are calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding which are not antidilutive. Common stock equivalents represent shares issuable upon the assumed conversion of outstanding convertible notes and preferred shares and the assumed exercise of outstanding options.

Fair Value Measurements.  We measure the fair value of financial instruments based on assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. In accordance with the fair value hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets or on other “observable” market inputs, and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.

Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt instrument, consisting of a fixed rate secured note, approximated its carrying amounts due to the near-term maturity of the instrument.

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

Segment information. Our management historically has not differentiated by property types and therefore does not present segment information.

Recent accounting pronouncements. In April 2020, the Financial Accounting Standards Board ("FASB") issued guidance on the application of Topic 842, relating to concessions being made by lessors in response to the COVID-19 pandemic. The guidance notes that it would be acceptable for entities to make an election to account for lease concessions relating to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed, even if such enforceable rights and obligations are not explicitly contained in the lease contract. Thus, for concessions relating to COVID-19, an entity would not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract, and would have the option to apply, or not to apply, the general lease modification guidance in Topic 842 as it stands. We have elected this option to account for lease concessions relating to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed. Therefore, such concessions are not accounted for as a lease modification under Topic 842. We did not make any significant concessions in response to COVID-19 during the three or nine months ended September 30, 2022 or 2021.

2.	Revenues

Our revenues are disaggregated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Rental revenues	$1,995	$2,136	$6,000	$6,215
Recoveries	76	254	681	643
Bad debt	(82)	(19)	(121)	(48)
Total rental	1,989	2,371	6,560	6,810
Transaction and other fees	15	10	48	33
Total revenues	$2,004	$2,381	$6,608	$6,843

3.	Accrued Rents and Accounts Receivable, Net

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2022	December 31, 2021
Tenant receivables	$755	$733
Accrued rents and other recoveries	854	1,065
Allowance for doubtful accounts	(659)	(538)
Total	$950	$1,260

The following presents activity in the allowance for doubtful accounts:

	Balance at beginning of period	Adjustments to rental revenue	Net Charge- offs	Balance at end of period

Three months ended September 30, 2021	$429	$19	$-	$448
Three months ended September 30, 2022	577	82	-	659

Nine months ended September 30, 2021	$398	$48	$2	$448
Nine months ended September 30, 2022	538	121	-	659

4.	Leases

As a Lessor. At September 30, 2022, minimum lease payments owed to us for each of the five succeeding years under noncancelable operating leases, are as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2022 (remaining)	$2,143,291
2023	7,412,149
2024	5,161,795
2025	3,355,027
2026	2,280,450
2027	1,428,247
Thereafter	260,457
Total	$22,041,416

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. In periods before August 2022, we leased office space under leases from Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP.

Total rent expense for the three and nine months ended September 30, 2022 was $0 and $11 thousand, respectively. Total rent expense for the three and nine months ended September 30, 2021 was ($6) thousand and $11 thousand, respectively.

5.	Unamortized Lease Commissions and Deferred Legal Cost, Net

Costs which have been deferred consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasing commissions	$2,104	$1,364
Deferred legal cost	12	12
Total cost	2,116	1,376
Less: leasing commissions accumulated amortization	(1,736)	(901)
Less: deferred legal cost accumulated amortization	(12)	(11)
Total cost, net of accumulated amortization	$368	$464

A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions
2022 (remaining)	$73
2023	118
2024	82
2025	51
2026	34
2027	9
Thereafter	1
Total	$368

6.	Variable Interest Entity

Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately 18.6% pursuant to the Contribution Agreement. Pursuant to the terms of the Contribution Agreement, Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly owned subsidiaries that owned 14 real estate assets at that time. In connection with the Contribution Agreement, the Company, as the general partner of Pillarstone OP, entered into an Amended and Restated Agreement of Limited Partnership. Pursuant to the Amended and Restated Agreement of Limited Partnership, subject to certain protective rights of the limited partners described below, the general partner has full, exclusive and complete responsibility and discretion in the management and control of Pillarstone OP, including the ability to cause Pillarstone OP to enter into certain major transactions including a merger of Pillarstone OP or a sale of substantially all of the assets of Pillarstone OP. The limited partners have no power to remove the general partner without the general partner's consent. In addition, pursuant to the Amended and Restated Agreement of Limited Partnership, the general partner may not conduct any business without the consent of a majority of the limited partners other than in connection with certain actions described therein. The Company is deemed to exercise significant influence over Pillarstone OP as it has the power to direct the activities that most significantly impact Pillarstone OP's economic performance and the Company's right to receive benefits based on its ownership percentage in Pillarstone OP. Accordingly, the Company accounts for Pillarstone OP as a Variable Interest Entity.

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

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheets consists of the following (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Real estate assets, at cost
Property	$57,278	$57,023
Accumulated depreciation	(9,794)	(8,751)
Total real estate assets	47,484	48,272
Cash and cash equivalents	5,079	4,900
Escrows and utility deposits	1,928	1,243
Accrued rents and accounts receivable, net of allowance for doubtful accounts	952	1,104
Receivable due from related party	263	1,011
Unamortized lease commissions and deferred legal cost, net	368	464
Prepaid expenses and other assets	129	33
Total assets	$56,203	$57,027

Liabilities
Notes payable	$14,757	$14,920
Accounts payable and accrued expenses	1,794	1,483
Payable due to related party	-	827
Accrued interest payable	-	64
Tenants' security deposits	779	827
Total liabilities	$17,330	$18,121

7.	Debt

Mortgages and other notes payable consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Fixed rate notes
Mortgage debt, 4.97% rate, due October 1, 2023	$14,713	$14,968
Financed insurance premium, 5.59% rate, due December 19, 2022	74	-
Total notes payable principal	14,787	14,968
Less deferred financing costs, net of accumulated amortization	(30)	(48)
Total notes payable	$14,757	$14,920

The mortgage debt is an obligation of Whitestone Uptown Tower, LLC as borrower and is collateralized by the Uptown Tower property. The mortgage debt is guaranteed by Whitestone OP. This mortgage is an obligation of Whitestone Uptown Tower, LLC, a subsidiary included in these consolidated financial statements. Neither Pillarstone nor Pillarstone OP has any obligation or guarantee of this indebtedness nor do any other of our properties collateralize this indebtedness. The mortgage debt contains restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and is secured by a deed of trust on our property and the assignment of certain rents and leases associated with the property. The loan is also subject to customary covenants.

On August 3, 2023, we received a notice of default and demand for payment of the mortgage debt. In the letter, the lender and specialty servicer stated that the December 8, 2016 transaction with Whitestone OP pursuant to the Contribution Agreement resulted in a change in control which did not meet the terms of the consent letter obtained at the time of the transaction. As such, the lender and specialty servicer consider that terms of the mortgage debt were breached effective December 8, 2016 and that an event of default has occurred since that date resulting in accrued interest at the default rate totaling approximately $6.5 million.

At September 30, 2022, the reported net equity in Whitestone Uptown Tower, LLC was $4.9 million.

As of September 30, 2022, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for mortgage loan.

Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owns the Uptown Tower office building, is the borrower under a loan agreement. The Uptown Tower office building is subject to a mortgage under the loan agreement. Whitestone OP is the guarantor of this mortgage loan This mortgage is an obligation of Whitestone Uptown Tower, LLC, a subsidiary included in our consolidated financial statements. Neither Pillarstone Capital REIT nor Pillarstone OP has any obligation or guarantee of this indebtedness nor do any of our other properties collateralize this indebtedness.

As of September 30, 2022, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for mortgage loan.

In July 2023, Rialto Capital Advisors, LLC, the special servicer for the mortgage loan, implemented a cash sweep and began to seize the funds from the operations of the Uptown Tower property under the cash management agreement relating to the mortgage loan. Prior to Rialto Capital Advisors, LLC’s seizing the funds from those operations, those funds had been used for the operation and maintenance of the Uptown Tower property, with excess funds used for the operations of Pillarstone OP and the General Partner. We do not have an alternate source of funds for the operation of Uptown Tower. However, when Whitestone learned of our negotiations with the special servicer to attempt to resolve this issue and believing we were intending to abandon the building, it filed a motion with the Delaware Court of Chancery asking the court for an order declaring that we shall not (a) stop managing the Uptown Tower, (b) “hand the keys” to Uptown Tower to the lender, or (c) otherwise abandon the Uptown Tower, which the court granted on a temporary basis on September 22, 2023. As of December 31, 2023, Rialto Capital Advisors, LLC held approximately $969 thousand under the cash sweep. The borrower had requested disbursements of capital and operating expenditures from the special servicer under the terms of the loan agreement in August 2023 and September 2023, but Rialto Capital Advisors, LLC did not release the funds and indicated that it did not intend to release funds or reverse the cash sweep to permit the funding of the operations and leasing of Uptown Tower.

On August 3, 2023, we received a notice of the default of the mortgage loan from counsel for the lender and Rialto Capital Advisors, LLC. The default notice asserted non-monetary defaults resulting from Whitestone’s failure to comply with the loan agreement in connection with the Contribution Agreement in 2016. The default notice also alleged a non-monetary default caused by Whitestone’s termination of its management agreement for Uptown Tower in August 2022.

In the default notice, the lender and special servicer noted that the borrower, prior to the Contribution Agreement and while it was controlled by Whitestone OP, represented, warranted, and covenanted that “[F]following the Transfer, Sponsor [Whitestone REIT] through its ownership of Guarantor [Whitestone OP] [. . .] shall continue to Control Borrower [Whitestone Uptown Tower, LLC], and shall continue to control the day-to-day operation of the Property.” The lender and special servicer contend that this representation was false because Pillarstone OP and the borrower are controlled by the general partner (Pillarstone Capital REIT, the sole general partner of Pillarstone OP) and not Whitestone REIT.

As the 2016 alleged defaults occurred while Whitestone was in control of all loan parties and we believe Whitestone caused the 2022 default through its unilateral termination of the management agreement for Uptown Tower, we are not in a position to agree with or dispute the determination of the alleged defaults or Whitestone OP’s liability under its guaranty, or any further effect they may have on the borrower or the Uptown Tower property.

The mortgage loan matured on October 1, 2023. The registrant and the borrower had been working to extend the maturity date and to find new financing or a buyer for the Uptown Tower property. However, on October 19, 2023, Whitestone objected to a proposed sale of the Uptown Tower property under the Status Quo Order issued by the court in the previously disclosed lawsuit Whitestone OP instituted against us in the Delaware Court of Chancery.

On October 24, 2023, the lender delivered a notice of foreclosure sale to the borrower providing notice that, among other things, as of the maturity date, the borrower failed to repay all amounts due under the note, and making a demand on (1) the borrower and all persons and entities obligated on the promissory note evidencing the mortgage loan (except to the extent that the obligation is expressly limited by written contract or applicable law) for payment in full of the entire indebtedness, and on (2) the borrower for payment of rents and proceeds of any rents to which the lender is entitled under the mortgage loan documents and Texas Property Code chapter 64, Assignment of Rents to Lienholder. The notice of foreclosure sale also included a notice regarding the planned foreclosure sale of Uptown Tower on December 5, 2023.

On January 3, 2024, Rialto Capital Advisors, LLC provided a preliminary estimate of the payoff amounts for the Uptown Loan as of December 4, 2023. The estimated total amount due was listed as approximately $21.5 million, which included an outstanding principal balance of approximately $14.4 million, note interest of approximately $242,000 and default interest of approximately $6.6 million. In addition, Rialto was also holding approximately $2.6 million of trapped cash, escrows and reserves under the mortgage loan, which the borrower needed to operate the Uptown Tower property and pay its obligations, including then-upcoming property taxes.

On December 1, 2023, Whitestone Uptown Tower, LLC, an indirect subsidiary of the registrant, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. The filing of the petition constituted an event of default under the mortgage loan. Prior to the filing of the bankruptcy petition in November 2023, representatives of our board of trustees attempted to initiate discussions with Whitestone REIT to address these matters with representatives of Whitestone REIT’s board of trustees to approach Rialto Capital Advisors, LLC jointly. However, without the borrower’s knowledge or consent, Whitestone attempted to pay off the loan and grant broad releases to the lender and special servicer, including the application of the trapped cash, escrows and reserves to the indebtedness. No Whitestone REIT entity had the authority to make such agreements on behalf of the borrower, and we have been informed that the agreement was not consummated, but Whitestone did send approximately $13.6 million to Rialto Capital Advisors, LLC.

Scheduled maturities of notes payable as of September 30, 2022 were as follows (in thousands):

Years Ended December 31,	Amount Due
2022 (remaining)	$74
2023	14,713
Total	$14,787

8.	Convertible Notes Payable

On November 20, 2015, five trustees on our board of trustees, one of whom is no longer affiliated with the Company, loaned $198 thousand to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. The convertible notes payable can be converted by the noteholders into common shares at the rate of $1.331 per common share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into common shares at $1.331 per common share. Accrued interest on these related convertible notes was approximately $128 thousand as of September 30, 2022 and $121 thousand as of December 31, 2021.

9.	Shareholders’ Equity

Operating partnership units. Substantially all of our business is conducted through Pillarstone OP, and we are the sole general partner. We own an 18.6% interest in Pillarstone OP. At any time, limited partners in Pillarstone OP holding OP Units have the right to convert their OP Units for cash, or at our option, common shares of Pillarstone. As of September 30, 2022, there were 16,688,167 OP Units outstanding.

Pillarstone equity. We have authority to issue up to 450,000,000 shares of beneficial interest, $0.01 par value per share, of which 400,000,000 are classified as common shares of beneficial interest, $0.01 par value per share and 50,000,000 are classified as preferred shares of beneficial interest, $0.01 par value per share. Of the 50,000,000 preferred shares of beneficial interest, 1,518,000 shares are designated as Class A Cumulative Preferred Shares ("Class A Preferred Shares") and 300,000 shares are designated as Preferred Class C Convertible Preferred shares ("Class C Preferred Shares").

On December 26, 2021, the board authorized a dividend of one preferred share purchase right (a “Right”) for each outstanding common share of the Company, payable on December 27, 2021. The description and terms of the Rights are set forth in a rights agreement, dated as of December 27, 2021 (as the same may be amended from time to time, the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agent”).

Each Right entitles the registered holder to purchase from the Company one one-thousandth (a “Unit”) of a Series D Preferred Share, par value $0.01 per share, of the Company at a purchase price (“Purchase Price”) of $7.00 per Unit, subject to adjustment. The Rights initially trade with the common shares and will generally only become exercisable on the 10th business day after a person or entity has become the owner of 5% or more of the common shares (20% or more with respect to certain passive institutional investors) or the commencement of a tender or exchange offer which would result in any person becoming an owner of 5% or more of the common shares, except in certain situations specified in the Rights Agreement (such person an “Acquiring Person”), with proper provision (i) to provide each holder of certain units of Pillarstone OP with the number of Rights as would be issued to the applicable holder as if the holder had exercised its applicable redemption rights relating to such units immediately prior to the distribution date under the Rights Agreement, and the Company had elected to satisfy the redemption rights by paying the holder in shares in accordance with Pillarstone OP’s partnership agreement, and (ii) to provide each holder (other than the Company) of Class C Convertible Preferred Shares of beneficial interest, $0.01 par value per share, of the Company with the number of Rights, evidenced by Rights Certificates, as would be issued to such holder as if such holder had converted all of its Class C Preferred Shares into common shares immediately prior to the distribution date.

If any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right (other than Rights beneficially owned by an Acquiring Person, affiliates and associates of an Acquiring Person and certain transferees thereof, which Rights will thereupon become null and void) will thereafter have the right to receive upon exercise of a Right that number of common shares having a market value of two times the Purchase Price. If, after any person or group of affiliated or associated persons has become an Acquiring Person, the Company is acquired in a merger, consolidation or combination or 50% or more of its consolidated assets, cash flow or earning power are transferred, proper provisions will be made so that each holder of a Right (other than Rights beneficially owned by an Acquiring Person, affiliates and associates of an Acquiring Person and certain transferees thereof, which Rights will have become null and void) will thereafter have the right to receive upon the exercise of a Right that number of common shares of the person (or its parent) with whom the Company has engaged in the foregoing transaction having a market value of two times the Purchase Price. At any time after any person or group of affiliated or associated persons becomes an Acquiring Person and prior to the earlier of one of the events described in the previous paragraph or the acquisition by an Acquiring Person of 50% or more of the outstanding common shares, the Board may exchange the Rights (other than Rights owned by an Acquiring Person, affiliates and associates of an Acquiring Person and certain transferees thereof, which Rights will have become null and void), in whole or in part, for common shares at an exchange ratio of one common share per Right.

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

Effective June 30, 2003, we issued 696,078 Class A Preferred Shares valued at approximately $2.4 million to James C. Mastandrea, our Chairman and previous Chief Executive Officer and President, and John J. Dee, our previous Chief Financial Officer and Senior Vice President, pursuant to separate restricted share agreements. Under each restricted share agreement, the restricted shares vest upon the later of the following dates:

●	the date our gross assets exceed $50 million, or

●	50% of the restricted shares on March 4, 2004; 25% of the shares on March 4, 2005 and the remaining 25% of the shares on March 4, 2006.

None of the restricted shares have vested. While the Company's gross assets exceed $50 million, when considering its 18.6% ownership of Pillarstone OP, its effective ownership of gross assets is less than $50 million.

In conjunction with a one-time incentive exchange offer for Class A Preferred shareholders, Messrs. Mastandrea and Dee exchanged 534,668 of these restricted Class A Preferred Shares into 163,116 restricted common shares. The restrictions described above are also applicable to their common shares. The 161,410 restricted Class A Preferred Shares continuing to be held by Messrs. Mastandrea and Dee can each be converted into 0.305 restricted common shares.

Holders of the remaining 95,226 Class A Preferred Shares did not participate in the one-time exchange offer above and, as a result, these Class A Preferred Shares are convertible into 0.046 common shares, subject to certain formulas.

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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted common shares:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2020	168,449	$11.44
Vested	-	—
Unvested at December 31, 2021	168,449	$11.44
Vested	-	—
Unvested at September 30, 2022	168,449	$11.44

In the above table, 163,116 restricted shares vest upon meeting performance goals as discussed under “Preferred Shares.” Since the grant date, we have determined that meeting these performance goals is not probable, and no compensation expense has been recognized related to this grant. The grant date fair value of $1.8 million would be recognized at the point we deem it probable that we would meet the performance goals. The balance of 5,333 restricted shares had grant date fair values totaling $79 thousand, which was recognized in prior periods though the restrictions remain on the shares.

During the quarter ended September 30, 2021, the Company acquired common shares held by an employee who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

10.	Stock-Based Compensation

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan ("2016 Plan"). The 2016 Plan provides that awards may be made in Common Shares of the Company or units in the Company’s operating partnership, which may be converted into Common Shares. Subject to adjustment as provided by the terms of the 2016 Plan, the maximum aggregate number of Common Shares with respect to which awards may be granted under the 2016 Plan will be increased based on future issuances of Common Shares and units of the operating partnership, including issuances pursuant to the 2016 Plan, so that at any time the maximum number of shares that may be issued under the 2016 Plan shall equal 12.5% of the aggregate number of Common Shares and units of the operating partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company). There were 2,086,655 shares available for grant under the 2016 Plan at September 30, 2022.

The Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation in the three and nine months ended September 30, 2022.

For the three and nine months ended September 30, 2021, the Company recognized $9 thousand and $26 thousand for employee stock-based compensation, respectively. These awards were subsequently forfeited in 2021. The Company did not recognize any stock-based compensation expense for trustee compensation in the three and nine months ended September 30, 2022.

Options. The Company has a single option award outstanding for 667 shares of our Common Stock for $33.75. This award is fully vested and remains effective until 90 days after the term ends of the individual trustee. The awards have no intrinsic value as they were out-of-the-money at September 30, 2022. No compensation expense was recognized for these awards in the nine months ended September 30, 2022 or 2021 as the awards became fully vested in previous years.

11.	Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021

Numerator:
Net earnings (loss) attributable to common shareholders	$646	$(56)	$554	$(201)
Add: After tax effect of convertible notes interest	4	-	12	-
Net earnings (loss) attributable for dilutive securities	$650	$(56)	$566	$(201)

Denominator:
Weighted average number of common shares - basic	493,968	441,525	493,968	435,133
Dilutive effect of:
Shares issuable upon conversion of convertible notes payable	250,656	-	250,656	-
Shares issuable upon conversion of 95,226 Class A Preferred Shares	4,380	-	4,380	-
Shares issuable upon conversion of 231,944 Class C Preferred Shares	2,319,440	-	2,319,440	-
Weighted average number of common shares - dilutive	3,068,444	441,525	3,068,444	435,133

Basic earnings (loss) per common share:
Net earnings (loss) available to common shareholders	$1.31	$(0.13)	$1.12	$(0.46)
Diluted earnings (loss) per common share:
Net earnings (loss) available to common shareholders	$0.21	$(0.13)	$0.18	$(0.46)

In periods when we incur a net loss, the computation of diluted loss per share excludes shares issuable upon conversion of the Company’s Class A Preferred Shares, Class C Preferred Shares and convertible notes payable because the effect of the conversions would be anti-dilutive. Similarly, outstanding options and restricted Common Shares were not included computation of diluted earnings per share for each of the periods above because they would be anti-dilutive.

12.	Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended September 30, 2022 and September 30, 2021 was 20% and 0%, respectively. Our effective tax rate for the nine months ended September 30, 2022 and 2021 was 25% and 4%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes and permanent differences for non-deductible expenses.

13.	Related Party Transactions

Managerial Agreements. From December 8, 2016 through August 18, 2022, we contracted with Whitestone TRS for managerial services. Pursuant to the Management Agreements with respect to each property, other than Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such properties in exchange for (1) a monthly property management fee equal to 5.0% of the monthly revenues of each property and (2) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services in exchange for (1) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (2) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

On July 19, 2022, Pillarstone received written notice that Whitestone TRS confirmed termination of the Management Agreements for the Pillarstone OP Real Estate Assets. Pillarstone had previously communicated to Whitestone its plan to internalize the management of the Real Estate Assets, but Pillarstone had not made efforts to terminate the management agreements. However, Whitestone TRS stated in its notice letter that while it had not received written notice of the termination of the management agreements, it “confirms receipt of your intent to terminate, and hereby confirms termination of the Agreements effective 30 days from” July 19, 2022.

On August 18, 2022, Whitestone TRS ceased all managerial services without providing any transition services. Pillarstone has worked since that time to internalize the management of its Real Estate Assets and to continue to pursue its business without the management services provided by Whitestone TRS.

Expense Reimbursements. Under the Amended and Restated Agreement of Limited Partnership dated December 8, 2016, Pillarstone OP is responsible for administrative and operating costs and expenses incurred by the Company as General Partner of Pillarstone OP, including, without limitation, all expenses relating to the General Partner’s (i) continued existence and subsidiary operations, (ii) offerings and registration of securities, (iii) preparation and filing of any periodic or other reports and communications required under federal, state or local laws and regulations, (iv) compliance with laws, rules and regulations promulgated by any regulatory body, and (v) operating or administrative costs incurred in the ordinary course of business on behalf of the Partnership; provided, however, that such costs and expenses shall not include any administrative or operating costs of the General Partner attributable to assets owned by the General Partner directly and not through Pillarstone OP or its Subsidiaries.

Indemnification provisions within the Amended and Restated Agreement of Limited Partnership also provide for reimbursement of all losses, claims, damages, liabilities, joint or several, expenses (including, without limitation, attorneys fees and other legal fees and expenses), judgments, fines, settlements and other amounts, arising from or in connection with any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, relating to Pillarstone OP or the General Partner or the operation of, or the ownership of property.

These reimbursement provisions provide the Company with critical sources of cash and liquidity to maintain our operations. Following Whitestone’s abrupt termination of managerial services to Pillarstone OP, we have incurred significant costs to internalize management, and to select and implement an enterprise-wide system of our own. We have also incurred substantial legal costs in our litigation with Whitestone.

The Company has no assets, activities or operations other than those related to Pillarstone OP. Hence, all of our costs and expenses are reimbursable under the applicable provisions of the Amended and Restated Agreement of Limited Partnership.

We determined that Whitestone, as operational manager until August 2022 was not making appropriate reimbursement of the Company’s operating and administrative expenses from Pillarstone OP. During the first quarter of 2022, we recorded $1.8 million as reimbursement of expenses for the years ended 2017 through 2021. We recorded reimbursements from Pillarstone OP totaling $216 thousand and $487 thousand during the three and nine months ended September 30, 2022, respectively, for operating and administrative expenses incurred in 2022.

The reimbursements initially reported in our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2022 and June 30, 2022 were offset by reserves totaling $1.8 million because the amounts were disputed by Whitestone. As the manager responsible for all day-to-day operations, Whitestone maintained financial records and access to all cash balances of the Company. The reserves were necessary then in recognition that significant efforts, including litigation, may have been necessary to collect these amounts.

Following Whitestone’s termination of managerial services in August 2022, we internalized management of the Company. This includes maintenance of the Company’s financial records and direct access to all cash balances of the Company. Based on this and our rights to the full reimbursement as provided by the Amended and Restated Agreement of Limited Partnership, we reversed the reserves in August 2022.

Whitestone has notified us that they will contest some or all of these reimbursements. We intend to vigorously defend these reimbursements as they are permitted under provisions of the Amended and Restated Agreement of Limited Partnership dated December 8, 2016.

For financial reporting purposes, Pillarstone REIT and Pillarstone OP report on a consolidated basis, therefore, the reimbursement of our expenses does not change net income but only the allocations between controlling and noncontrolling interests.

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. The amount due Whitestone OP for these expenditures, if any, has not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account.

Summary. The following table presents the revenue and expenses with related parties included in our consolidated statement of operations (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Revenue (Expense)	2022	2021	2022	2021
Rent revenue from Whitestone	Rental	$95	$225	$461	$676
Property management fees to Whitestone	Management fees	(51)	(97)	(245)	(291)
Asset management fees to Whitestone	Management fees	(24)	(45)	(114)	(135)
Rent expense to Whitestone	Office expenses	-	6	(11)	(11)
Interest expense on convertible notes to active trustees	Interest expense, net	(4)	(4)	(11)	(11)

Receivables due from and payables due to related parties consisted of the following (in thousands):

	Location of Receivable (Payable)	September 30, 2022	December 31, 2021
Tenant receivables and other receivables	Receivable due from related party	$264	$1,011
Convertible notes payable	Convertible notes payable - related parties	(150)	(150)
Accrued interest on convertible notes	Accrued interest payable	(103)	(92)
Other payables due to related party	Payable due to related party	-	(846)

14.	Commitments and Contingencies

The Company is involved with on-going lawsuits filed by Whitestone OP as discussed in Notes 1 and 15 to these consolidated financial statements. The Company is vigorously defending itself in these matters. It is reasonably possible that such litigation could result in large monetary awards, especially if compensatory and/or punitive damages are awarded. Such damages may include a partial or complete loss of the value of interest in Pillarstone OP. Management, with the consultation of the Company’s legal counsel, is not able to conclude whether these lawsuits will be resolved without a material adverse effect on our financial position, earnings, or cash flows.

15.	Subsequent Events

In April 2023, the Company financed approximately $508 thousand of the premium for the renewal of its insurance coverages. The financed premium is being paid in eight monthly installments beginning in April 2023 and bears interest at 6.94% per annum.

On July 12, 2022, we were named as a defendant in a lawsuit by Whitestone OP in a lawsuit styled Whitestone REIT Operating Partnership, L.P. v. Pillarstone Capital REIT, C.A. No. 2022-0607-LWW, in the Court of Chancery of the State of Delaware. The suit challenges our rights agreement, dated as of December 27, 2021 (as the same may be amended from time to time, the “Rights Agreement”), between us and American Stock Transfer & Trust Company, LLC, as rights agent, and claims that our adoption of the Rights Agreement breached the Pillarstone OP Amended and Restated Agreement of Limited Partnership, and that we breached our fiduciary duties as general partner of Pillarstone OP to Whitestone OP and breached the implied covenant of good faith and fair dealing under the Amended and Restated Agreement of Limited Partnership.

Based upon various issues, including those discussed in this report, we filed a lawsuit on September 16, 2022, in district court in Harris County, Texas, against Whitestone and related parties alleging, among other things, breach of the Pillarstone OP Amended and Restated Agreement of Limited Partnership and fiduciary duty and breach of the management agreements.

On July 21, 2022, Whitestone OP filed a Motion to Preserve the Status Quo in the Delaware lawsuit requesting broad restrictions on our ability to conduct our business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions. The Status Quo Order also prevents Whitestone OP from exercising its right under the Pillarstone OP Amended and Restated Agreement of Limited Partnership to require Pillarstone OP to redeem its OP Units. Our amended petition in the Texas lawsuit argues that Whitestone’s material breaches of contract and fiduciary duty operate to discharge and/or excuse any obligation to perform under the redemption provisions of the Pillarstone OP Amended and Restated Agreement of Limited Partnership.

Representatives of our board of trustees attempted to initiate discussions to settle these matters in August 2022 with representatives of Whitestone’s board of trustees to avoid a prolonged, expensive legal fight. However, Whitestone was not open to settling these matters at that time or the other various times since August 2022 we attempted to initiate discussions to resolve these matters.

Whitestone indicated to us its intent to cause Whitestone OP to exercise its redemption right and stated publicly that it intends to monetize its investment in Pillarstone OP. We believed that if Whitestone were to be permitted to exercise its redemption right for cash amounts, we may not have the cash available to pay such amounts and may be required to sell one or more of our Real Estate Assets to satisfy this obligation, which may cause us to sell some or all of our Real Estate Assets at below fair market value and otherwise have a material adverse effect on our liquidity and financial condition and our ability to operate and improve our Real Estate Assets. We have stated that a redemption request would not trigger the Rights Agreement, and our board of trustees has the sole discretion to interpret the Rights Agreement. However, Whitestone OP indicated that the Rights Agreement caused them to not exercise their redemption rights and claimed damages based on the alleged decline in the value of the Real Estate Assets following their failure to exercise the redemption rights.

Based on Whitestone’s performance under the management agreements and their public statements regarding their intentions for their interest in Pillarstone, we did not believe that Whitestone’s actions in connection with the exercise of the redemption rights would respect the rights of the holders of our common shares. The Pillarstone OP Amended and Restated Agreement of Limited Partnership expressly provides that in the event of a conflict between the interests of the limited partners (Whitestone OP as the sole limited partner) and our shareholders, we shall act in the interests of our shareholders, and we shall not be liable for monetary or other losses sustained, liabilities incurred or benefits not derived by the limited partners in connection therewith.

Our executive management team worked to restore normal operations and leasing activities quickly after Whitestone REIT’s unanticipated termination of their managerial services. Many of our actions were affected by a lack of usable information being made available to us on a timely basis.

We discovered significant deferred maintenance and neglect of our assets had occurred under Whitestone REIT’s management. Our efforts to address these matters have in some cases been stymied by Whitestone REIT’s litigation against us in Delaware where the court has limited our ability to incur expenses above low threshold amounts for the types of expenses a company in our industry could expect to incur in the ordinary course of business. Our legal and professional fees have increased substantially as we address the internalization of management and the litigation matters discussed in this report.

On July 17, 2023 and July 18, 2023, trial was held in the Delaware lawsuit. Post-trial argument in the lawsuit was held on October 18, 2023. Whitestone has asked the Delaware court to award damages of approximately $51,200,600 and post-judgement interest of $6,820,000 in the filing of its post-trial opening brief on August 28, 2023. On January 25, 2024, the Delaware court issued its opinion and determined that we breached the implied covenant of good faith and fair dealing without resolving the breach of contract or breach of fiduciary duty claims. Although Whitestone asked for monetary damages of $51,200,600 plus interest, the Delaware court declined to award damages. We disagree with the Delaware court’s ruling and are considering our options for appeal, subject to a final order being entered in the case, the outcome of various proceedings in the jointly administered bankruptcy cases described below and the decision of the plan agent in the bankruptcy cases to pursue an appeal.

The Delaware court declared the Rights Agreement unenforceable against Whitestone, permitted Whitestone OP to tender a notice of redemption for its OP Units and determined that the Pillarstone OP limited partnership agreement should be followed whereby we would decide whether to assume Pillarstone OP’s redemption obligation and determine what value to attribute to Pillarstone OP’s assets. The Delaware court declared that any further relief must await future proceedings.

On January 25, 2024, Whitestone OP delivered its notice of redemption for all but one of its OP Units.

On September 16, 2022, we filed a lawsuit styled Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP v. Whitestone TRS, Inc., Whitestone REIT, Whitestone REIT Operating Partnership, L.P., Cause No. 2022-59478, in the District Court, Harris County, Texas, 189th Judicial District alleging, among other things, breach of the Pillarstone OP limited partnership agreement and the management agreements for the Real Estate Assets by the Whitestone defendants and breach of fiduciary duties relating to Pillarstone OP by Whitestone OP going outside the role of limited partner and harming us and Pillarstone OP. A portion of the claims in this case were also brought as an adversary proceeding by Whitestone Uptown Tower, LLC in the Uptown Tower bankruptcy case described in “—Uptown Tower” below.

On March 4, 2024, bankruptcy cases were filed for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower. The bankruptcy cases were consolidated into the jointly administered cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as the Whitestone Uptown Tower, LLC bankruptcy case described under “—Uptown Tower” below.

The joint plan of liquidation in the bankruptcy case providing for the sale of the Real Estate Assets other than Uptown Tower and treatment of claims was confirmed in November 2024. Those Real Estate Assets were sold between October 2024 and July 2025. The plan provided for a plan agent, and Frances A. Smith was appointed plan agent in the jointly administered bankruptcy cases. The plan agent was appointed for the purposes of administering all claims in the bankruptcy cases and making distributions to holders of allowed claims and equity interests under the plan of liquidation. The plan agent’s administration of the claims may include, without limitation, and pursuant to her reasonable business judgment, investigating, prosecuting, objecting to, resolving, reconciling, compromising, litigating, administering, and making distributions on account of, the claims.

The plan agent is not a trustee and does not participate in the management or operations of the debtors’ businesses, assets or financial affairs or the review and approval of the day-to-day operational expenses of the debtors’ business post-confirmation, unless the bankruptcy court determines cause exists for the plan agent to do so after notice and hearing.

The plan agent has the sole and exclusive authority to administer the claims, including the determination to compromise a claim involving Whitestone OP, any debtor or their affiliates or professionals, subject to notice and hearing and a party’s good-faith objection and the bankruptcy court’s final adjudication of the matter. The plan agent also has the authority to make demand on the debtors for funds necessary to satisfy allowed claims asserted against a debtor from that debtor’s funds (even if held by Pillarstone OP), which may include sales proceeds.

The plan agent is entitled to receive compensation as a flat fee the amount of $10,000.00 per month, plus reimbursement of actual, necessary expenses. If during any month the plan agent spends more than fifteen (15) hours in the performance of her duties, she will be entitled to compensation at a rate of $650.00 per hour for each additional hour of services.

Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owned the Uptown Tower office building, was the borrower under a loan agreement. The Uptown Tower office building was subject to a mortgage under the loan agreement. The mortgage debt was guaranteed by Whitestone OP. This mortgage was an obligation of Whitestone Uptown Tower, LLC, a subsidiary included in our consolidated financial statements. Neither Pillarstone Capital REIT nor Pillarstone OP had any obligation or guarantee of this indebtedness nor did any of our other properties collateralize this indebtedness.

As of September 30, 2022, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for mortgage loan.

In July 2023, Rialto Capital Advisors, LLC, the special servicer for the mortgage loan, implemented a cash sweep and began to seize the funds from the operations of the Uptown Tower property under the cash management agreement relating to the mortgage loan. Prior to Rialto Capital Advisors, LLC’s seizing the funds from those operations, those funds had been used for the operation and maintenance of the Uptown Tower property, with excess funds used for the operations of Pillarstone OP and the General Partner. We did not have an alternate source of funds for the operation of Uptown Tower.

On August 3, 2023, we received a notice of the default of the mortgage loan from counsel for the lender and Rialto Capital Advisors, LLC. The default notice asserted non-monetary defaults resulting from Whitestone’s failure to comply with the loan agreement in connection with the Contribution Agreement in 2016. The default notice also alleged a non-monetary default caused by Whitestone’s termination of its management agreement for Uptown Tower in August 2022.

In the default notice, the lender and special servicer noted that the borrower, prior to the Contribution Agreement and while it was controlled by Whitestone OP, represented, warranted, and covenanted that “[F]following the Transfer, Sponsor [Whitestone REIT] through its ownership of Guarantor [Whitestone OP] [. . .] shall continue to Control Borrower [Whitestone Uptown Tower, LLC], and shall continue to control the day-to-day operation of the Property.” The lender and special servicer contend that this representation was false because Pillarstone OP and the borrower are controlled by the general partner (Pillarstone Capital REIT, the sole general partner of Pillarstone OP) and not Whitestone REIT.

As the 2016 alleged defaults occurred while Whitestone was in control of all loan parties and we believe Whitestone caused the 2022 default through its unilateral termination of the management agreement for Uptown Tower, we are not in a position to agree with or dispute the determination of the alleged defaults or Whitestone OP’s liability under its guaranty, or any further effect they may have on the borrower or the Uptown Tower property.

The borrower had requested disbursements of capital and operating expenditures from Rialto Capital Advisors, LLC under the terms of the loan agreement in August 2023 and September 2023, but Rialto Capital Advisors, LLC did not release the funds and indicated that it did not intend to release funds or reverse the cash sweep to permit the funding of the operations and leasing of Uptown Tower.

The mortgage loan matured on October 1, 2023. The registrant and the borrower had been working to extend the maturity date and to find new financing or a buyer for the Uptown Tower property. When Whitestone learned of our negotiations with Rialto Capital Advisors, LLC to attempt to resolve this issue and believing we were intending to abandon the building, it filed a motion with the Delaware Court of Chancery asking the court for an order declaring that we shall not (a) stop managing the Uptown Tower, (b) “hand the keys” to Uptown Tower to the lender, or (c) otherwise abandon the Uptown Tower, which the court granted on a temporary basis on September 22, 2023. On October 19, 2023, Whitestone objected to a proposed sale of the Uptown Tower property under the Status Quo Order issued by the court in the previously disclosed lawsuit Whitestone OP instituted against us in the Delaware Court of Chancery.

On October 24, 2023, the lender delivered a notice of foreclosure sale to the borrower providing notice that, among other things, as of the maturity date, the borrower failed to repay all amounts due under the note, and making a demand on (1) the borrower and all persons and entities obligated on the promissory note evidencing the mortgage loan (except to the extent that the obligation is expressly limited by written contract or applicable law) for payment in full of the entire indebtedness, and on (2) the borrower for payment of rents and proceeds of any rents to which the lender is entitled under the mortgage loan documents and Texas Property Code chapter 64, Assignment of Rents to Lienholder. The notice of foreclosure sale also included a notice regarding the planned foreclosure sale of Uptown Tower on December 5, 2023.

On December 1, 2023, Whitestone Uptown Tower, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas in the case styled In re: Whitestone Uptown Tower, LLC a/a/ Pillarstone Capital REIT Operating Partnership, Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The filing of the petition constituted an event of default under the mortgage loan. Prior to the filing of the bankruptcy petition in November 2023, representatives of our board of trustees attempted to initiate discussions with representatives of Whitestone REIT’s board of trustees to address these matters and to approach Rialto Capital Advisors, LLC jointly. However, without the borrower’s knowledge or consent, Whitestone attempted to pay off the loan and grant broad releases to the lender and special servicer on behalf of the borrower, including the application of the trapped cash, escrows and reserves to the indebtedness. No Whitestone REIT entity had the authority to make such agreements on behalf of the borrower, and we have been informed that the agreement was not consummated, but Whitestone did send approximately $13.6 million to Rialto Capital Advisors, LLC pursuant to this arrangement.

On January 3, 2024, Rialto Capital Advisors, LLC provided a preliminary estimate of the payoff amounts for the Uptown Loan as of December 4, 2023. The estimated total amount due was listed as approximately $21.5 million, which included an outstanding principal balance of approximately $14.4 million, note interest of approximately $242,000 and default interest of approximately $6.6 million. In addition, Rialto was also holding approximately $2.6 million of trapped cash, escrows and reserves under the mortgage loan, which the borrower needed to operate the Uptown Tower property and pay its obligations, including then-upcoming property taxes. On January 31, 2024, the lender sued Whitestone OP to enforce Whitestone OP’s guaranty of the mortgage loan.

In June 2024, Whitestone Uptown Tower, LLC and Whitestone OP each settled with the lender. Whitestone Uptown Tower entered into a loan agreement with American Bank, N.A. for a loan amount of up to $1,500,000, secured by Uptown Tower and all of the other assets of Whitestone Uptown Tower. Whitestone Uptown Tower paid approximately $1.1 million to the prior lender, and the prior lender retained approximately $2.2 million of trapped cash and escrows from the cash sweep and the approximately $13.6 million mistakenly sent to it by Whitestone OP in satisfaction of the prior mortgage loan.

The plan of reorganization in the bankruptcy case, providing for the sale of Uptown Tower and treatment of claims, was confirmed in July 2024. We sold Uptown Tower in July 2025 for a purchase price of $20 million, or $17.3 million after deductions, closing costs and commissions and paid off the American Bank, N.A. indebtedness. We are holding approximately $13.6 million of the sale proceeds representing funds Whitestone OP mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so on Whitestone Uptown Tower, LLC’s behalf. We are currently disputing the treatment and timing of repayment of the $13.6 million to Whitestone OP in the Whitestone Uptown Tower bankruptcy case.

This litigation has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of these proceedings are difficult to predict. The registrant believes that the allegations in the Delaware lawsuit are without merit and intends to continue to vigorously defend against them. In addition, we intend to vigorously pursue the Texas action to seek damages from Whitestone due to its violations of the management agreements and fiduciary duties and to protect our shareholders from the further harms that Whitestone has indicated it intends to inflict on us and our shareholders. However, the outcomes of these lawsuits, including the timing of the final disposition of the lawsuits, are unpredictable and could result in substantial costs to us. As a result, future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on the registrant’s business, results of operations or financial condition.

Following the period covered by this report, we sold Real Estate Assets under the Whitestone Uptown Tower, LLC plan of reorganization and the plan of liquidation for the other Pillarstone entities.

In October 2024, we sold 9101 LBJ Freeway for a purchase price of $5,753,000, or approximately $5.1 million after deductions, closing costs and commissions.

In October 2024, we sold Interstate 10 Warehouse for a purchase price of $8,400,000, or approximately $8.1 million after deductions, closing costs and commissions.

In February 2025, we sold Corporate Park Woodland II for a purchase price of $1,650,000, or approximately $1.56 million after deductions, closing costs and commissions.

In July 2025, we sold Uptown Tower for a purchase price of $20,000,000, or approximately $17.3 million after deductions, closing costs and commissions.

In July 2025, in a series of related transactions, we sold:

•	Corporate Park Northwest for a purchase price of $8,500,000, or approximately $7.8 million after deductions, closing costs and commissions;
•	Holly Hall Industrial Park for a for a purchase price of $7,650,000, or approximately $7.2 million after deductions, closing costs and commissions;
•	Holly Knight for a purchase price of $4,750,000, or approximately $4.5 million after deductions, closing costs and commissions; and
•	Westgate Service Center for a purchase price of $9,100,000, or approximately $8.6 million after deductions, closing costs and commissions.

* * * * *

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

Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	our ability to continue as a going concern, which may require us to manage costs and expenses and to obtain financing or sell assets to obtain funds to implement our business plan;
•	our ability to successfully consummate the sale of our properties and obtain an adequate price in our bankruptcy proceedings;
•	our ability to successfully complete our and our subsidiaries’ plans of liquidation and reorganization under Chapter 11 and emerge from bankruptcy;
•	the effects of the bankruptcy cases on us and on the interests of various constituents;
•	bankruptcy court rulings in our and our subsidiaries’ bankruptcy cases and the outcome of the bankruptcy cases in general;
•	the effects of our ongoing litigation with Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Whitestone TRS, Inc., including proceedings in the bankruptcy cases;
•	our ability to internalize management of our assets and business, including the rebuilding of our accounting and financial reporting system;
•

changes in national and local economic conditions, the real estate industry, and the commercial real estate markets in which we operate (including supply and demand changes), particularly in Dallas and Houston, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic and other conditions;

•	the impact of a public health crisis and the governmental and third-party response to such a crisis, which may affect our key personnel, our tenants, and the costs of operating our assets;
•	changes in the needs of our tenants brought about by the desire for co-working arrangements, trends toward utilizing less office space per employee, and the effect of employees working remotely;
•	sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism, which may result in a disruption of day-to-day building operations;
•	increases in interest rates and operating costs;

•	availability and terms of capital and financing, both to fund our operations and to refinance any indebtedness as it matures, in each case, on terms favorable to us;
•	decreases in rental rates or increases in vacancy rates;
•	litigation risks, including the restrictions on our operations by the Status Quo Order issued by court in the lawsuit in which we are a defendant in the Court of Chancery of the State of Delaware;
•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;
•	volatility in interest rates and insurance rates;
•	inflation and continuing increases in the inflation rate;
•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);
•	changes in senior management, changes in the Board of Trustees, and the loss of key personnel;
•	the potential liability for uninsured losses, condemnation, or environmental issues;
•	the potential liability for a failure to meet regulatory requirements;
•	any failure to comply with debt covenants under credit agreements;
•	potential changes to state, local, or federal regulations applicable to our business;
•	cybersecurity attacks, loss of confidential information and other business disruptions;
•	our inability to renew tenants or obtain new tenants upon the expiration of existing leases;
•	any adverse change in the financial condition of one or more of our tenants; and
•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.

In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:

•	our cash resources are limited;
•	we have a history of losses;
•	we have not raised funds through a public equity offering;
•	our trustees control a significant percentage of our voting shares;
•	shareholders could experience possible future dilution through the issuance of additional shares;
•	we are dependent on a small number of key senior professionals; and
•	we currently do not plan to distribute dividends to the holders of our shares.

Overview

The Company is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. We own approximately 18.6% of Pillarstone Capital REIT Operating Partnership LP (the “Operating Partnership” or “Pillarstone OP”) and serve as its general partner. Substantially all of our operations and activities are conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we have the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. Pillarstone OP owns two office buildings in the Dallas metropolitan area and six warehouse locations in the Houston metropolitan area having approximately 927 thousand square feet of gross leasable area.

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

History

Pillarstone was formed on March 15, 1994 as a Maryland REIT. We operated as a traditional REIT by buying, selling, owning and operating commercial and residential properties through December 31, 1999. In 2000, we purchased a software technology company, resulting in our not meeting the qualifications to be a REIT under the Code. In 2002, we discontinued the operations of the technology segment, and from 2003 through 2006, pursued a value-added business plan primarily focused on acquiring well located, under-performing multifamily residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. From 2006 until December 2016, we continued our existence as a corporate shell current in our SEC filings.

On December 8, 2016, Pillarstone and Pillarstone OP entered into the Contribution Agreement with Whitestone OP, a subsidiary and the operating partnership of Whitestone REIT, both of which were related parties to us and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries that owned 14 real estate assets (the "Real Estate Assets") for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP (collectively, the “Acquisition”). Whitestone OP is the 81.4% limited partner of Pillarstone OP.

In connection with the Contribution Agreement, on December 8, 2016, we entered into management agreements with Whitestone TRS, Inc., a subsidiary of Whitestone (“Whitestone TRS"). Pursuant to the management agreements with respect to each property, other than Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such properties in exchange for (1) a monthly property management fee equal to 5.0% of the monthly revenues of each property and (2) a monthly asset management fee equal to 0.125% of GAV (as defined in each Management Agreement as, generally, the purchase price of the respective property based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such property. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services in exchange for (1) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (2) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower.

On July 19, 2022, we received written notice that Whitestone TRS confirmed termination of the management agreements for the Real Estate Assets. We had previously communicated to Whitestone our plan to internalize the management of the Real Estate Assets, but we had not made efforts to terminate the management agreements. However, Whitestone TRS stated in its notice letter that while it had not received written notice of the termination of the management agreements, it “confirms receipt of your intent to terminate, and hereby confirms termination of the Agreements effective 30 days from” July 19, 2022. The management agreements provided that “Unless otherwise terminated pursuant to the provisions hereof, the term of this Agreement shall automatically renew on a month to month basis at the end of the term unless either of the Parties has notified the other in writing not less than thirty (30) days prior to the expiration of the term, as the same may be extended.”

Prior to receiving the termination notice, we had anticipated an orderly transition of the management of the Real Estate Assets over an appropriate timeframe. The management agreements provided for Whitestone TRS to provide such services, or in certain cases contracting with other providers to perform such services, as:

•	providing management, leasing, and maintenance personnel to operate the Real Estate Assets;
•	maintaining the Real Estate Assets;
•	maintaining connected utility services at the Real Estate Assets;
•	invoice and collect the monthly rent from the tenants; default and pursue collection for delinquent tenants;
•	pay monthly invoices to vendors, including loan payments to lenders;
•	maintain monthly accounting records and provide monthly operating statements for each Real Estate Asset;
•	perform an annual audit of the financial statements, prepare workpapers for the annual audit, and assist the auditors to complete the annual audit;
•	assist in the preparation of the annual tax returns for Pillarstone, Pillarstone OP and the owners of the Real Estate Assets; and
•	assist in the preparation of the Pillarstone SEC financial reports and other filings.

We worked diligently to restore normal operations and leasing activities following Whitestone’s unanticipated termination of its managerial services. Many of Pillarstone’s actions were affected by a lack of usable information being made available to us by Whitestone on a timely basis. Prior to receiving the termination notice, we had anticipated an orderly transition of the management of the Real Estate Assets over an appropriate timeframe, particularly as Whitestone OP owns 81.4% of Pillarstone OP as a non-controlling limited partner.

This 30-day notice period was insufficient because Whitestone did not provide the operation and financial database of our information, nor did Whitestone cooperate to provide for an orderly transition of its contracted responsibilities. The services under the management agreements were extensive and material to the operation of Pillarstone’s business and our accounting and financial reporting. The management functions, as operated by Whitestone, were deeply co-mingled with Whitestone’s management functions for its own business and have been difficult, expensive and time-consuming to separate. As a result, Pillarstone was materially and adversely affected by Whitestone’s abrupt termination of the management agreements, incomplete and inadequate delivery of books and records and other materials required to be delivered under the Management Agreements, and the failure to provide for an appropriate transition. We had no way to continue our accounting and financial reporting responsibilities as a public company. Further, for several months following the abrupt termination of services by Whitestone, we were unable to systematically invoice our tenants and pursue collection of delinquent accounts as an independent, internally managed company. In addition, several vendor service contracts were tied to Whitestone and the pricing of services was based on the combination of Pillarstone and Whitestone. The transition caused us to obtain separate services, which caused disruption to our business and higher costs. In other cases, Whitestone obligated us to long-term contracts for essential services that we cannot easily replace.

Specifically, Whitestone:

•

removed our access to all operations, accounting, and financial reporting systems intentionally causing harm to landlord-tenant relations at all of our properties. They immediately ceased daily accounting responsibilities and exported our general ledger history into disparate and unorganized Microsoft Excel files;

•

copied more than 27,000 files into poorly organized and incomplete electronic folders containing Adobe PDF, Microsoft Excel and other file formats not easily available, and in some situations not readable by industry standard software, as source documents or historical filings and accounting records;

•	ceased daily managerial responsibilities without documentation of key processes and communicating the status of incomplete items;
•	neglected routine proper maintenance of the Real Estate Assets while under their management; and
•

left the Real Estate Assets with numerous tenant life and health safety concerns requiring our immediate attention to correct; specifically, infestations, long ignored roof leaks causing property and mold damage, and electrical, water and security systems neglect.

Within days after the termination of the management agreements by Whitestone, we internalized management and began to manage our Real Estate Assets and our business without an external management company. Our board of trustees immediately hired an experienced executive management team with prior experience working with our property portfolio and our leadership team quickly began:

•	recruiting and engaging consultants and employees for maintenance and leasing of our Real Estate Assets;
•	evaluating the life safety and deferred maintenance issues that arose and were inadequately addressed, if at all, by Whitestone during the term of the management agreements;
•

communicating with tenants and vendors regarding the change in management. The abrupt termination of the management agreements caused some confusion among tenants and vendors regarding payment issues and responsibility to take actions. We learned that many tenants were not pleased with the services they received from Whitestone during the term of the management agreements and have tried to assure the tenants that the internalization of management will lead to improvements for them. In addition, we began transitioning vendor relationships from entangled transactions with Whitestone properties arising from arrangements and contracts Whitestone entered into during the term of the management agreements. For example, on August 19, 2022, Whitestone dropped our properties from their insurance, and we have obtained a separate insurance and risk management package; and

•

evaluating the redevelopment plans available to us that were developed but left dormant during the term of the management agreements. Whitestone has neglected to provide us with all of the redevelopment plans for our property portfolio.

In addition, the internalization process has involved selecting an enterprise resource planning, or ERP, system of our own. Our newly assembled leadership team quickly engaged consultants (a) to assist us in implementing the newly selected ERP system, (b) to analyze, reconcile and transform historical data obtained from Whitestone into a usable format for our new system and (c) to design procedures for regular accounting closes and preparation of accurate and reliable financial statements for our shareholders and other stakeholders. While this process has been underway, we have been directing the maintenance and operations of the Real Estate Assets and taking steps available to us to address the significant deferred maintenance and neglect of our assets which occurred while under Whitestone’s management.

As a result of Whitestone’s unwillingness to have a collaborative and planned transition, we were unable to timely file our annual and quarterly reports with the SEC. We are continuing to rebuild our accounting and financial reporting system and intend as soon as possible to resume timely filing of our current, quarterly and annual reports under the Exchange Act and to file any delinquent reports. We cannot provide assurance at this time as to if or when we will be able to complete such filings.

Lawsuit, Termination of Management Agreements and Bankruptcy Proceedings

On July 12, 2022, we were named as a defendant in a lawsuit filed in the Court of Chancery of the State of Delaware by Whitestone OP. The suit challenges our rights agreement, dated as of December 27, 2021 (as the same may be amended from time to time, the “Rights Agreement”), between us and American Stock Transfer & Trust Company, LLC, as rights agent, and claims that our adoption of the Rights Agreement breached the Pillarstone OP Amended and Restated Agreement of Limited Partnership, and that we breached our fiduciary duties as general partner of Pillarstone OP to Whitestone OP and breached the implied covenant of good faith and fair dealing under the Amended and Restated Agreement of Limited Partnership.

Based upon various issues, including those discussed in this report, we filed a lawsuit on September 16, 2022, in district court in Harris County, Texas, against Whitestone and related parties alleging, among other things, breach of the Pillarstone OP Amended and Restated Agreement of Limited Partnership and fiduciary duty and breach of the management agreements.

On July 21, 2022, Whitestone OP filed a Motion to Preserve the Status Quo requesting broad restrictions on our ability to conduct our business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions. The Status Quo Order also prevents Whitestone OP from exercising its right under the Pillarstone OP Amended and Restated Agreement of Limited Partnership to require Pillarstone OP to redeem its OP Units. Our amended petition in the Texas lawsuit argues that Whitestone’s material breaches of contract and fiduciary duty operate to discharge and/or excuse any obligation to perform under the redemption provisions of the Pillarstone OP Amended and Restated Agreement of Limited Partnership.

Representatives of our board of trustees attempted to initiate discussions to settle these matters in August 2022 with representatives of Whitestone’s board of trustees to avoid a prolonged, expensive legal fight. However, Whitestone was not open to settling these matters at that time or the other various times since August 2022 we attempted to initiate discussions to resolve these matters.

Whitestone indicated to us its intent to cause Whitestone OP to exercise its redemption right and stated publicly that it intends to monetize its investment in Pillarstone OP. We believed that if Whitestone were to be permitted to exercise its redemption right for cash amounts, we may not have the cash available to pay such amounts and may be required to sell one or more of our Real Estate Assets to satisfy this obligation, which may cause us to sell some or all of our Real Estate Assets at below fair market value and otherwise have a material adverse effect on our liquidity and financial condition and our ability to operate and improve our Real Estate Assets. We have stated that a redemption request would not trigger the Rights Agreement, and our board of trustees has the sole discretion to interpret the Rights Agreement. However, Whitestone OP indicated that the Rights Agreement caused them to not exercise their redemption rights and claimed damages based on the alleged decline in the value of the Real Estate Assets following their failure to exercise the redemption rights.

Based on Whitestone’s performance under the management agreements and their public statements regarding their intentions for their interest in Pillarstone, we did not believe that Whitestone’s actions in connection with the exercise of the redemption rights would respect the rights of the holders of our common shares. The Pillarstone OP Amended and Restated Agreement of Limited Partnership expressly provides that in the event of a conflict between the interests of the limited partners (Whitestone OP as the sole limited partner) and our shareholders, we shall act in the interests of our shareholders, and we shall not be liable for monetary or other losses sustained, liabilities incurred or benefits not derived by the limited partners in connection therewith.

Our executive management team worked to restore normal operations and leasing activities quickly after Whitestone REIT’s unanticipated termination of their managerial services. Many of our actions were affected by a lack of usable information being made available to us on a timely basis.

We discovered significant deferred maintenance and neglect of our assets had occurred under Whitestone REIT’s management. Our efforts to address these matters have in some cases been stymied by Whitestone REIT’s litigation against us in Delaware where the court has limited our ability to incur expenses above low threshold amounts for the types of expenses a company in our industry could expect to incur in the ordinary course of business. Our legal and professional fees have increased substantially as we address the internalization of management and the litigation matters discussed in this report.

On July 17, 2023 and July 18, 2023, trial was held in the Delaware lawsuit. Post-trial argument in the lawsuit was held on October 18, 2023. Whitestone has asked the Delaware court to award damages of approximately $51,200,600 and post-judgement interest of $6,820,000 in the filing of its post-trial opening brief on August 28, 2023. On January 25, 2024, the Delaware court issued its opinion and determined that we breached the implied covenant of good faith and fair dealing without resolving the breach of contract or breach of fiduciary duty claims. Although Whitestone asked for monetary damages of $51,200,600 plus interest, the Delaware court declined to award damages. We disagree with the Delaware court’s ruling and are considering our options for appeal, subject to a final order being entered in the case, the outcome of various proceedings in the jointly administered bankruptcy cases described below and the decision of the plan agent in the bankruptcy cases to pursue an appeal.

The Delaware court declared the Rights Agreement unenforceable against Whitestone, permitted Whitestone OP to tender a notice of redemption for its OP Units and determined that the Pillarstone OP limited partnership agreement should be followed whereby we would decide whether to assume Pillarstone OP’s redemption obligation and determine what value to attribute to Pillarstone OP’s assets. The Delaware court declared that any further relief must await future proceedings.

On January 25, 2024, Whitestone OP delivered its notice of redemption for all but one of its OP Units.

On March 4, 2024, bankruptcy cases were filed for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower. The bankruptcy cases were consolidated into the jointly administered cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as the Whitestone Uptown Tower, LLC bankruptcy case described under “—Uptown Tower” below.

The joint plan of liquidation in the bankruptcy case providing for the sale of the Real Estate Assets other than Uptown Tower and treatment of claims was confirmed in November 2024. Those Real Estate Assets were sold between October 2024 and July 2025.  The plan provided for a plan agent, and Frances A. Smith was appointed plan agent in the jointly administered bankruptcy cases. The plan agent was appointed for the purposes of administering all claims in the bankruptcy cases and making distributions to holders of allowed claims and equity interests under the plan of liquidation. The plan agent’s administration of the claims may include, without limitation, and pursuant to her reasonable business judgment, investigating, prosecuting, objecting to, resolving, reconciling, compromising, litigating, administering, and making distributions on account of, the claims.

The plan agent is not a trustee and does not participate in the management or operations of the debtors’ businesses, assets or financial affairs or the review and approval of the day-to-day operational expenses of the debtors’ business post-confirmation, unless the bankruptcy court determines cause exists for the plan agent to do so after notice and hearing.

The plan agent has the sole and exclusive authority to administer the claims, including the determination to compromise a claim involving Whitestone OP, any debtor or their affiliates or professionals, subject to notice and hearing and a party’s good-faith objection and the bankruptcy court’s final adjudication of the matter. The plan agent also has the authority to make demand on the debtors for funds necessary to satisfy allowed claims asserted against a debtor from that debtor’s funds (even if held by Pillarstone OP), which may include sales proceeds.

The plan agent is entitled to receive compensation as a flat fee the amount of $10,000.00 per month, plus reimbursement of actual, necessary expenses. If during any month the plan agent spends more than fifteen (15) hours in the performance of her duties, she will be entitled to compensation at a rate of $650.00 per hour for each additional hour of services.

We believe that the allegations in the Delaware lawsuit are without merit and intends to continue to vigorously defend against them. In addition, we intend to vigorously pursue the Texas action to seek damages from Whitestone due to its violations of the management agreements and fiduciary duties and to protect our shareholders from the further harms that Whitestone has indicated it intends to inflict on us and our shareholders. However, the outcomes of these lawsuits, including the timing of the final disposition of the lawsuits, are unpredictable, subject to the outcome of proceedings in the bankruptcy cases and the determination of the plan agent to pursue and defend claims, and could result in substantial costs to us. As a result, future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on the registrant’s business, results of operations or financial condition.

Following the period covered by this report, we have sold all of our Real Estate Assets. We are considering our strategic plans based on the outcome of the proceedings in the bankruptcy cases.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report.

Comparison of the Three Months Ended September 30, 2022 and 2021

The following provides a comparison of our results of operations (dollars in thousands):

	Three Months Ended September 30,
	2022	2021
Number of properties	8	8
Aggregate GLA (sq. ft.)	926,798	926,798
Ending occupancy rate	54%	59%

Total revenues	$2,004	$2,381
Total operating expenses	2,676	2,040
Total other expenses	186	201
Provision for income tax expense (benefit)	172	-
Net income (loss)	(1,030)	140
Less: Non-controlling interest in subsidiary	(1,676)	196
Net income (loss) attributable to Common Shareholders	$646	$(56)

Revenues. Total revenues for the three months ended September 30, 2022 were $2.0 million as compared with $2.4 million for the same period of 2021. The decrease of $377 thousand or 16% was principally caused by a decline in occupancy rates from 58% at December 31, 2021 to 54% at September 30, 2022. T This decline was most notable at our two office buildings in the Dallas metropolitan areas. Leasing activity was adversely affected by Whitestone’s efforts in early-2022. In response, we began soliciting leasing assistance from independent brokers. Whitestone’s unexpected termination of their managerial services in August 2022 further impaired our leasing activities.

In addition, in July 2022, Whitestone terminated leases with us for approximately 30,000 square feet at four Real Estate Assets that it maintained as it acted as manager of the Real Estate Assets. This impact was particularly notable at our Uptown Tower property where Whitestone leased approximately 1,800 square feet of office space and an additional 15,822 square feet for its Cubexec executive office business. Whitestone’s lease terminations also included 8,231 square feet of space at the LBJ building for its Cubexec executive office business. As Whitestone vacated the terminated leased properties, it removed critical items needed for the Cubexec customers while requesting that we take over its agreements with those customers. We have subsequently restored the executive office offering at Uptown Tower and LBJ and worked to restore normal operations across our portfolio since Whitestone’s abrupt termination of leases and management services. We also believe that Whitestone used other portions of our Holly Hall and Corporate Park Northwest properties for their storage and for other Whitestone purposes without paying rent or maintaining those areas in suitable condition for third party tenants, also impacting our occupancy before and after the termination of Whitestone’s management services.

Expenses. Our operating expenses were $2.7 million for the three months ended September 30, 2022 compared to $2.0 million for the same period of 2021, an increase of $636 thousand or 31%. The overall increase was primarily due to legal expenses incurred for the lawsuits with Whitestone and contract accounting services as we began internalizing management after Whitestone’s unexpected termination of managerial services. The primary components of operating expenses are detailed in the table below (in thousands):

	Three Months Ended September 30,
	2022	2021	Change	% Change
Depreciation and amortization	$514	$541	$(27)	-5%
Operating and maintenance	808	759	49	6%
Real estate taxes	445	430	15	3%
General and administrative	770	167	603	361%
Management fees	139	143	(4)	-3%
Total operating expenses	$2,676	$2,040	$636	31%

Other expenses principally include interest expense on our indebtedness. We made scheduled payments of principal and interest on our mortgage for Uptown Tower. We recognized a loss on disposal of fixed assets of $8 thousand in the 2022 period as compared with $1 thousand in the 2021 period, which is included in other expenses. We expect our operating and other expenses to increase significantly as a result of the internalization of management and lack of significant cooperation in these efforts from Whitestone, the expenses of the ongoing litigation with Whitestone, and our addressing significant life safety and deferred maintenance issues at the Real Estate Assets that occurred during Whitestone’s management of the Real Estate Assets through Whitestone’s termination of its management activities for the Real Estate Assets in August 2022.

Our effective tax rate for the three months ended September 30, 2022 and September 30, 2021 was 20% and 0%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes and permanent differences for non-deductible expenses.

Noncontrolling interest in subsidiary represents the share earnings of Pillarstone OP allocable to holders of partnership interests other than us.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following provides a general comparison of our results of operations (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Number of properties	8	8
Aggregate GLA (sq. ft.)	926,798	926,798
Ending occupancy rate	54%	59%

Total revenues	$6,608	$6,843
Total operating expenses	6,685	5,962
Total other expenses	585	584
Provision for income tax expense (benefit)	167	(12)
Net income (loss)	(829)	309
Less: Non-controlling interest in subsidiary	(1,383)	510
Net income (loss) attributable to Common Shareholders	$554	$(201)

Revenues. We had total revenues for the nine months ended September 30, 2022 and 2021 of $6.6 million and $6.8 million, respectively, a decrease of $235 thousand, or 3%. The decrease was principally caused by a decline in average occupancy rates in the nine months ended September 30, 2022. This decline was most notable at our two office buildings in the Dallas metropolitan areas. Leasing activity was adversely affected by Whitestone’s efforts in early-2022. In response, we began soliciting leasing assistance from independent brokers. Whitestone’s unexpected termination of their managerial services in August 2022 further impaired our leasing activities.

In addition, in July 2022, Whitestone terminated leases with us for approximately 30,000 square feet at four Real Estate Assets that it maintained as it acted as manager of the Real Estate Assets. This impact was particularly notable at our Uptown Tower property where Whitestone leased approximately 1,800 square feet of office space and an additional 15,822 square feet for its Cubexec executive office business. Whitestone’s lease terminations also included 8,231 square feet of space at the LBJ building for its Cubexec executive office business. As Whitestone vacated the terminated leased properties, it removed critical items needed for the Cubexec customers while requesting that we take over its agreements with those customers. We have subsequently restored the executive office offering at Uptown Tower and LBJ and worked to restore normal operations across our portfolio since Whitestone’s abrupt termination of leases and management services. We also believe that Whitestone used other portions of our Holly Hall and Corporate Park Northwest properties for their storage and for other Whitestone purposes without paying rent or maintaining those areas in suitable condition for third party tenants, also impacting our occupancy before and after the termination of Whitestone’s management services.

Expenses. Our operating expenses were approximately $6.7 million for the nine months ended September 30, 2022 compared to $6.0 million the same period of 2021, an increase of approximately $723 thousand, or 12%. The overall increase was primarily due to legal expenses incurred for the lawsuits with Whitestone and contract accounting services and other costs as we began internalizing management after Whitestone’s unexpected termination of managerial services. The primary components of operating expenses are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Depreciation and amortization	$1,504	$1,540	$(36)	-2%
Operating and maintenance	2,431	2,213	218	10%
Real estate taxes	1,186	1,232	(46)	-4%
General and administrative	1,142	550	592	108%
Management fees	422	427	(5)	-1%
Total operating expenses	$6,685	$5,962	$723	12%

Other expenses principally include interest expense on our indebtedness. We made scheduled payments of principal and interest on our mortgage for Uptown Tower. We recognized a loss on disposal of fixed assets of $8 thousand in the 2022 period as compared with $1 thousand in the 2021 period. We expect our operating and other expenses to increase significantly as a result of the internalization of management and lack of significant cooperation in these efforts from Whitestone, the expenses of the ongoing litigation with Whitestone, and our addressing significant life safety and deferred maintenance issues at the Real Estate Assets that occurred during Whitestone’s management of the Real Estate Assets through Whitestone’s termination of its management activities for the Real Estate Assets in August 2022.

Our effective tax rate for the nine months ended September 30, 2022 and 2021 was 25% and 4%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes and permanent differences for non-deductible expenses.

Noncontrolling interest in subsidiary represents the share earnings of Pillarstone OP allocable to holders of partnership interests other than us.

Liquidity and Capital Resources

As of September 30, 2022, our unrestricted cash resources were $5.3 million.

Significant sources and uses of cash during the nine months ended September 30, 2022.

Sources of cash:

●	Cash from operating activities was $1.3 million, which included $349 thousand from the primary components of our working capital (receivables, prepaid expenses, accounts payable, security deposits).
●	We received $817 thousand of insured loss reimbursements for elevator damage at Uptown Tower.

Uses of cash:

●	Capital expenditures were $1.4 million principally for elevator repairs at Uptown Tower and other health and safety needs at our properties.
●	We made repayments of notes payable totaling $638 thousand.

We expect our cash needs to increase significantly during the rest of 2022 and 2023 as a result of the internalization of management and lack of significant cooperation in these efforts from Whitestone, the expenses of the ongoing litigation with Whitestone, and our addressing significant life safety and deferred maintenance issues at the Real Estate Assets that occurred during Whitestone’s management of the Real Estate Assets through Whitestone’s termination of its management activities for the Real Estate Assets in August 2022.

Expense Reimbursements. Under the Pillarstone OP Amended and Restated Agreement of Limited Partnership, Pillarstone OP is responsible for all expenses relating to its organization, the ownership of its assets and its operations. It is also responsible for the administrative and operating costs and expenses incurred by Pillarstone Capital REIT as its General Partner, including, without limitation, all expenses relating to the General Partner’s (i) continued existence and subsidiary operations, (ii) offerings and registration of securities, (iii) preparation and filing of any periodic or other reports and communications required under federal, state or local laws and regulations, (iv) compliance with laws, rules and regulations promulgated by any regulatory body, and (v) operating or administrative costs incurred in the ordinary course of business on behalf of Pillarstone OP; provided, however, that such costs and expenses shall not include any administrative or operating costs of the General Partner attributable to assets owned by the General Partner directly and not through Pillarstone OP or its subsidiaries. We have no assets, activities or operations other than those related to Pillarstone OP.

Indemnification provisions within the Pillarstone OP Amended and Restated Agreement of Limited Partnership also provide for indemnification by Pillarstone of all losses, claims, damages, liabilities, joint or several, expenses (including, without limitation, attorneys fees and other legal fees and expenses), judgments, fines, settlements and other amounts, arising from or in connection with any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, relating to Pillarstone OP or the General Partner or the operation of, or the ownership of property in which an indemnitee may be involved, or is threatened to be involved, unless a court of competent jurisdiction establishes that indemnification is not permitted under the circumstances described in the Pillarstone OP Amended and Restated Agreement of Limited Partnership.

These reimbursement provisions have provided us with critical sources of cash and liquidity to maintain our operations. Following Whitestone’s abrupt termination of managerial services to Pillarstone OP, we have incurred significant costs to internalize management, and to select and implement an enterprise-wide system of our own. We have also incurred substantial legal costs in our litigation with Whitestone.

We determined that Whitestone, under the property management agreements in effect until August 2022, was not making appropriate reimbursement of the General Partner’s operating and administrative expenses from Pillarstone OP. During the first quarter of 2022, we recorded $1.8 million as reimbursement of expenses for the years ended 2017 through 2021. We recorded reimbursements from Pillarstone OP totaling $487 thousand during the nine months ended September 30, 2022 for operating and administrative expenses incurred in 2022.

The reimbursements initially reported in our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2023 and June 30, 2023 were substantially offset by reserves totaling $1.9 million because the amounts were disputed by Whitestone. In addition, while in control of the bank accounts, Whitestone refused to transfer the reimbursements as directed by the General Partner. As the manager responsible for all of our day-to-day operations prior to August 2022, Whitestone maintained financial records and access to all of our cash balances. The reserves were necessary then in recognition that significant efforts, including litigation, may have been necessary to collect these amounts.

Following Whitestone’s termination of the management agreements in August 2022, we internalized management of the Real Estate Assets. This includes maintenance of our financial records and direct access to all of our cash balances. Based on this and our rights to the full reimbursement as provided by the Pillarstone OP Amended and Restated Agreement of Limited Partnership, we reversed the reserves in August 2022.

Whitestone has notified us that they will contest some or all of these reimbursements. We intend to vigorously defend these reimbursements as they are permitted under provisions of the Pillarstone OP Amended and Restated Agreement of Limited Partnership.

For financial reporting purposes, Pillarstone REIT and Pillarstone OP report on a consolidated basis, therefore, the reimbursement of our expenses does not change net income but only the allocations between controlling and noncontrolling interests.

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. The amount due Whitestone OP for these expenditures, if any, has not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account.

Indebtedness. The Company’s indebtedness at September 30, 2022 is presented in Item 8, “Financial Statements – Note 7 – Debt” and our lease obligations are presented in Item 8, “Financial Statements—Note 4 – Leases.”

At September 30, 2022, Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owns the Uptown Tower office building, was the borrower under a loan agreement. The Uptown Tower office building was subject to a mortgage under the loan agreement. The mortgage debt is guaranteed by Whitestone OP. This mortgage is an obligation of Whitestone Uptown Tower, LLC, a subsidiary included in our consolidated financial statements. Neither Pillarstone Capital REIT nor Pillarstone OP had any obligation or guarantee of this indebtedness nor did any of our other properties collateralize this indebtedness.

As of September 30, 2022, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for mortgage loan.

In July 2023, Rialto Capital Advisors, LLC, the special servicer for the mortgage loan, implemented a cash sweep and began to seize the funds from the operations of the Uptown Tower property under the cash management agreement relating to the mortgage loan. Prior to Rialto Capital Advisors, LLC’s seizing the funds from those operations, those funds had been used for the operation and maintenance of the Uptown Tower property, with excess funds used for the operations of Pillarstone OP and the General Partner. We did not have an alternate source of funds for the operation of Uptown Tower.

On August 3, 2023, we received a notice of the default of the mortgage loan from counsel for the lender and Rialto Capital Advisors, LLC. The default notice asserted non-monetary defaults resulting from Whitestone’s failure to comply with the loan agreement in connection with the Contribution Agreement in 2016. The default notice also alleged a non-monetary default caused by Whitestone’s termination of its management agreement for Uptown Tower in August 2022.

In the default notice, the lender and special servicer noted that the borrower, prior to the Contribution Agreement and while it was controlled by Whitestone OP, represented, warranted, and covenanted that “[F]following the Transfer, Sponsor [Whitestone REIT] through its ownership of Guarantor [Whitestone OP] [. . .] shall continue to Control Borrower [Whitestone Uptown Tower, LLC], and shall continue to control the day-to-day operation of the Property.” The lender and special servicer contend that this representation was false because Pillarstone OP and the borrower are controlled by the general partner (Pillarstone Capital REIT, the sole general partner of Pillarstone OP) and not Whitestone REIT.

As the 2016 alleged defaults occurred while Whitestone was in control of all loan parties and we believe Whitestone caused the 2022 default through its unilateral termination of the management agreement for Uptown Tower, we are not in a position to agree with or dispute the determination of the alleged defaults or Whitestone OP’s liability under its guaranty, or any further effect they may have on the borrower or the Uptown Tower property.

The borrower had requested disbursements of capital and operating expenditures from Rialto Capital Advisors, LLC under the terms of the loan agreement in August 2023 and September 2023, but Rialto Capital Advisors, LLC did not release the funds and indicated that it did not intend to release funds or reverse the cash sweep to permit the funding of the operations and leasing of Uptown Tower.

The mortgage loan matured on October 1, 2023. The registrant and the borrower had been working to extend the maturity date and to find new financing or a buyer for the Uptown Tower property. When Whitestone learned of our negotiations with Rialto Capital Advisors, LLC to attempt to resolve this issue and believing we were intending to abandon the building, it filed a motion with the Delaware Court of Chancery asking the court for an order declaring that we shall not (a) stop managing the Uptown Tower, (b) “hand the keys” to Uptown Tower to the lender, or (c) otherwise abandon the Uptown Tower, which the court granted on a temporary basis on September 22, 2023. On October 19, 2023, Whitestone objected to a proposed sale of the Uptown Tower property under the Status Quo Order issued by the court in the previously disclosed lawsuit Whitestone OP instituted against us in the Delaware Court of Chancery.

On October 24, 2023, the lender delivered a notice of foreclosure sale to the borrower providing notice that, among other things, as of the maturity date, the borrower failed to repay all amounts due under the note, and making a demand on (1) the borrower and all persons and entities obligated on the promissory note evidencing the mortgage loan (except to the extent that the obligation is expressly limited by written contract or applicable law) for payment in full of the entire indebtedness, and on (2) the borrower for payment of rents and proceeds of any rents to which the lender is entitled under the mortgage loan documents and Texas Property Code chapter 64, Assignment of Rents to Lienholder. The notice of foreclosure sale also included a notice regarding the planned foreclosure sale of Uptown Tower on December 5, 2023.

On December 1, 2023, Whitestone Uptown Tower, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. The filing of the petition constituted an event of default under the mortgage loan. Prior to the filing of the bankruptcy petition in November 2023, representatives of our board of trustees attempted to initiate discussions with representatives of Whitestone REIT’s board of trustees to address these matters and to approach Rialto Capital Advisors, LLC jointly. However, without the borrower’s knowledge or consent, Whitestone attempted to pay off the loan and grant broad releases to the lender and special servicer on behalf of the borrower, including the application of the trapped cash, escrows and reserves to the indebtedness. No Whitestone REIT entity had the authority to make such agreements on behalf of the borrower, and we have been informed that the agreement was not consummated but that Whitestone did send approximately $13.6 million to Rialto Capital Advisors, LLC pursuant to this arrangement.

On January 3, 2024, Rialto Capital Advisors, LLC provided a preliminary estimate of the payoff amounts for the Uptown Loan as of December 4, 2023. The estimated total amount due was listed as approximately $21.5 million, which included an outstanding principal balance of approximately $14.4 million, note interest of approximately $242,000 and default interest of approximately $6.6 million. In addition, Rialto was also holding approximately $2.6 million of trapped cash, escrows and reserves under the mortgage loan, which the borrower needed to operate the Uptown Tower property and pay its obligations, including then-upcoming property taxes. On January 31, 2024, the lender sued Whitestone OP to enforce Whitestone OP’s guaranty of the mortgage loan.

In June 2024, Whitestone Uptown Tower, LLC and Whitestone OP each settled with the lender. Whitestone Uptown Tower entered into a loan agreement with American Bank, N.A. for a loan amount of up to $1,500,000, secured by Uptown Tower and all of the other assets of Whitestone Uptown Tower. Whitestone Uptown Tower paid approximately $1.1 million to the prior lender, and the prior lender retained approximately $2.2 million of trapped cash and escrows from the cash sweep and the approximately $13.6 million mistakenly sent to it by Whitestone OP in satisfaction of the prior mortgage loan.

The plan of reorganization in the bankruptcy case, providing for the sale of Uptown Tower and treatment of claims, was confirmed in July 2024. We sold Uptown Tower in July 2025 for a purchase price of $20 million, or $17.3 million after deductions, closing costs and commissions and paid off the American Bank, N.A. indebtedness. We are holding approximately $13.6 million of the sale proceeds representing funds Whitestone OP mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so on Whitestone Uptown Tower, LLC’s behalf. We are currently disputing the treatment and timing of repayment of the $13.6 million to Whitestone OP in the Whitestone Uptown Tower bankruptcy case.

In addition to the mortgage loan, we have approximately $198,000 of convertible notes payable and corresponding accrued interest of approximately $128,000 as of September 30, 2022. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. Any repayment of the convertible notes will be determined under our plan of liquidation and bankruptcy court proceedings.

At September 30, 2022, the reported net equity in Whitestone Uptown Tower, LLC was $4.9 million.

Long Term Liquidity and Operating Strategies.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses since the year ended September 30, 2020 and have an accumulated deficit of approximately $23.4 million as of September 30, 2022 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

We worked diligently to restore normal operations and leasing activities following Whitestone’s unanticipated termination of its managerial services. Many of Pillarstone’s actions were affected by a lack of usable information being made available to it by Whitestone on a timely basis. Prior to receiving the termination notice, we had anticipated an orderly transition of the management of the Real Estate Assets over an appropriate timeframe, particularly as Whitestone OP owns 81.4% of Pillarstone OP as a non-controlling limited partner. We believe the management functions as operated by Whitestone were deeply integrated with Whitestone’s management functions for its own business and have been difficult, expensive, and time-consuming to separate, causing material adverse effects on our business, income, cash flow, results of operations, financial condition, liquidity and prospects. As a result, Whitestone did significant damage to us by its intentional actions. In addition, our litigation with Whitestone has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of these proceedings are difficult to predict. As a result, future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on our business, results of operations or financial condition.

We are dependent on cash generated by our ownership of the eight Real Estate Assets to meet our liquidity needs. Historically, we have financed our long-term capital needs, including acquisitions, as follows:

•	borrowings from new loans;
•	additional equity issuances of our common and preferred shares and operating partnership units; and
•	proceeds from the sales of our Real Estate Assets.

We have been developing strategies for the Real Estate Assets in order to create value for the enterprise and our shareholders and selling assets to pay off some of our debt. To implement the strategy to create value with the Real Estate Assets, additional capital will need to be raised. Our ability to access the capital markets will be dependent on a number of factors, including general market conditions and market perceptions about our Company. There can be no assurance that we will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Interest Rates and Inflation

We were not significantly affected by rising interest rates during the periods presented in this report due primarily to having 100% of our debt with a fixed rate as of September 30, 2022. Any new indebtedness may be at higher rates than the 4.97% base rate of interest under the loan agreement, plus the default rate of interest, which is 5% above the interest rate under the loan agreement. For example, the mortgage loan with American Bank, N.A. that replaced the prior loan for Uptown Tower bears interest at the WSJ Prime Rate (as defined in the loan agreement) plus 7.5%. If we are not able to incur indebtedness on favorable terms to us, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

We anticipate that the majority of our leases will continue to be triple-net leases or otherwise provide that tenants pay for increases in operating expenses and will contain provisions that we believe will mitigate the effect of inflation. In addition, many of our leases are for terms of less than five years, which allows us to adjust rental rates to reflect inflation and other changing market conditions when the leases expire. Leases of longer-term durations or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses increase faster than anticipated, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

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

Revenue recognition. All leases on our properties are classified as noncancelable operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rents and accounts receivable. Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred. We combine lease and non-lease components in lease contracts, which includes combining base rent and recoveries into a single line item, Rental, within the consolidated statements of operations. We recognize lease termination fees in the year that the lease is terminated, and collection of the fee is reasonably assured.

Impairment. We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. There was no impairment of our Real Estate Assets during the periods presented in this Quarterly Report.

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

Income taxes. We have not elected to be taxed as a REIT for federal income tax purposes. As such, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We are also subject to certain state and local income, excise and franchise taxes. The provision for state and local taxes has been reflected in the provision for income taxes in the consolidated statements of operations and has not been separately stated due to its insignificance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to its management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of September 30, 2022 (the end of the period covered by this Quarterly Report).

Material Weaknesses. We have identified the following material weaknesses:

●

we did not design and implement logical access controls for certain financially relevant systems. Business processes, both automated and manual, that are dependent upon the information derived from those financially relevant systems were also determined to be ineffective as a result of such deficiency; and

●

business process controls across our financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer and key management review controls.

Management has concluded that our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

We believe that the circumstances leading to this conclusion is a result of the lack of an orderly transition of the management services provided by Whitestone prior to its abrupt termination of our management agreements in August 2022.

The services provided by Whitestone under the management agreements were extensive and material to the operation of our business and our accounting and financial reporting. The management functions, as operated by Whitestone, were deeply co-mingled with Whitestone’s management functions for its own business and have been difficult, expensive and time-consuming to separate. As a result, we were materially and adversely affected by Whitestone’s abrupt termination of the management agreements, incomplete and inadequate delivery of books and records and other materials required to be delivered under the management agreements, and the failure to provide for an appropriate transition. We had no way to continue our accounting and financial reporting responsibilities as a public company. Further, for several months following the abrupt termination of services by Whitestone, we were unable to systematically invoice our tenants and pursue collection of delinquent accounts as an independent, internally managed company. In addition, several vendor service contracts were tied to Whitestone and the pricing of services was based on the combination of Pillarstone and Whitestone. The transition caused us to obtain separate services, which caused disruption to our business and higher costs. In other cases, Whitestone obligated us to long-term contracts for essential services that we cannot easily replace.

Specifically, Whitestone:

•

removed our access to all operations, accounting, and financial reporting systems intentionally causing harm to landlord-tenant relations at all of our properties. They immediately ceased daily accounting responsibilities and exported our general ledger history into disparate and unorganized Microsoft Excel files;

•

copied more than 27,000 files into poorly organized and incomplete electronic folders containing Adobe PDF, Microsoft Excel and other file formats not easily available, and in some situations not readable by industry standard software, as source documents or historical filings and accounting records;

•	ceased daily managerial responsibilities without documentation of key processes and communicating the status of incomplete items;
•	neglected routine proper maintenance of the Real Estate Assets while under their management; and
•

left the Real Estate Assets with numerous tenant life and health safety concerns requiring our immediate attention to correct; specifically, infestations, long ignored roof leaks causing property and mold damage, and electrical, water and security systems neglect.

As a result of Whitestone’s unwillingness to have a collaborative and planned transition, we were unable to timely file our annual and quarterly reports with the SEC.

This conclusion does not relate to periods prior to Whitestone’s termination of its management functions under the management agreements.

Remediation Plans. These material weaknesses arose in large part because of Whitestone’s abrupt termination in August 2022 of managerial services they provided. At the date their managerial services ceased, we did not have our own personnel, processes or systems needed for proper accounting and financial reporting. While we immediately began to address these needs after Whitestone’s termination, we were unable to complete the design and implementation of appropriate internal control over financial reporting before September 30, 2022. These material weaknesses did not result in a material misstatement of our consolidated financial statements for the periods presented.

We have been working diligently on the process of designing and implementing effective internal control measures to remediate the reported material weaknesses. Our efforts include implementing a new enterprise-wide system that will help us in reducing reliance on manual processes and spreadsheets supporting the financial statements. This implementation was completed in 2023. We are using contract personnel for specialized accounting and financial reporting roles.

While we believe that these efforts will improve our internal control over financial reporting, our remediation efforts are ongoing and will require validation and testing of the design and operating effectiveness of internal controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. The Company’s efforts to internalize management, establish new accounting and financial reporting processes and implement new systems have resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to legal proceedings and claims that arise in the ordinary course of our business. These matters are generally covered by insurance. While the frequency and resolutions of any ordinary course matters cannot be predicted with certainty, we believe that occurrence and outcomes of these ordinary course matters will not have a material effect on our financial position, results of operations or cash flows. Other legal matters are discussed below.

Delaware Case

On July 12, 2022, we were named as a defendant in a lawsuit by Whitestone OP in a lawsuit styled Whitestone REIT Operating Partnership, L.P. v. Pillarstone Capital REIT, C.A. No. 2022-0607-LWW, in the Court of Chancery of the State of Delaware. The suit challenges our rights agreement, dated as of December 27, 2021 (as the same may be amended from time to time, the “Rights Agreement”), between us and American Stock Transfer & Trust Company, LLC, as rights agent, and claims that our adoption of the Rights Agreement breached the Pillarstone OP Amended and Restated Agreement of Limited Partnership, and that we breached our fiduciary duties as general partner of Pillarstone OP to Whitestone OP and breached the implied covenant of good faith and fair dealing under the Amended and Restated Agreement of Limited Partnership.

Based upon various issues, including those discussed in this report, we filed a lawsuit on September 16, 2022, in district court in Harris County, Texas, against Whitestone and related parties alleging, among other things, breach of the Pillarstone OP Amended and Restated Agreement of Limited Partnership and fiduciary duty and breach of the management agreements.

On July 21, 2022, Whitestone OP filed a Motion to Preserve the Status Quo in the Delaware lawsuit requesting broad restrictions on our ability to conduct our business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions. The Status Quo Order also prevents Whitestone OP from exercising its right under the Pillarstone OP Amended and Restated Agreement of Limited Partnership to require Pillarstone OP to redeem its OP Units. Our amended petition in the Texas lawsuit argues that Whitestone’s material breaches of contract and fiduciary duty operate to discharge and/or excuse any obligation to perform under the redemption provisions of the Pillarstone OP Amended and Restated Agreement of Limited Partnership.

Representatives of our board of trustees attempted to initiate discussions to settle these matters in August 2022 with representatives of Whitestone’s board of trustees to avoid a prolonged, expensive legal fight. However, Whitestone was not open to settling these matters at that time or the other various times since August 2022 we attempted to initiate discussions to resolve these matters.

Whitestone indicated to us its intent to cause Whitestone OP to exercise its redemption right and stated publicly that it intends to monetize its investment in Pillarstone OP. We believed that if Whitestone were to be permitted to exercise its redemption right for cash amounts, we may not have the cash available to pay such amounts and may be required to sell one or more of our Real Estate Assets to satisfy this obligation, which may cause us to sell some or all of our Real Estate Assets at below fair market value and otherwise have a material adverse effect on our liquidity and financial condition and our ability to operate and improve our Real Estate Assets. We have stated that a redemption request would not trigger the Rights Agreement, and our board of trustees has the sole discretion to interpret the Rights Agreement. However, Whitestone OP indicated that the Rights Agreement caused them to not exercise their redemption rights and claimed damages based on the alleged decline in the value of the Real Estate Assets following their failure to exercise the redemption rights.

Based on Whitestone’s performance under the management agreements and their public statements regarding their intentions for their interest in Pillarstone, we did not believe that Whitestone’s actions in connection with the exercise of the redemption rights would respect the rights of the holders of our common shares. The Pillarstone OP Amended and Restated Agreement of Limited Partnership expressly provides that in the event of a conflict between the interests of the limited partners (Whitestone OP as the sole limited partner) and our shareholders, we shall act in the interests of our shareholders, and we shall not be liable for monetary or other losses sustained, liabilities incurred or benefits not derived by the limited partners in connection therewith.

Our executive management team worked to restore normal operations and leasing activities quickly after Whitestone REIT’s unanticipated termination of their managerial services. Many of our actions were affected by a lack of usable information being made available to us on a timely basis.

We discovered significant deferred maintenance and neglect of our assets had occurred under Whitestone REIT’s management. Our efforts to address these matters have in some cases been stymied by Whitestone REIT’s litigation against us in Delaware where the court has limited our ability to incur expenses above low threshold amounts for the types of expenses a company in our industry could expect to incur in the ordinary course of business. Our legal and professional fees have increased substantially as we address the internalization of management and the litigation matters discussed in this report.

On July 17, 2023 and July 18, 2023, trial was held in the Delaware lawsuit. Post-trial argument in the lawsuit was held on October 18, 2023. Whitestone has asked the Delaware court to award damages of approximately $51,200,600 and post-judgement interest of $6,820,000 in the filing of its post-trial opening brief on August 28, 2023. On January 25, 2024, the Delaware court issued its opinion and determined that we breached the implied covenant of good faith and fair dealing without resolving the breach of contract or breach of fiduciary duty claims. Although Whitestone asked for monetary damages of $51,200,600 plus interest, the Delaware court declined to award damages. We disagree with the Delaware court’s ruling and are considering our options for appeal, subject to a final order being entered in the case, the outcome of various proceedings in the jointly administered bankruptcy cases described below and the decision of the plan agent in the bankruptcy cases to pursue an appeal.

The Delaware court declared the Rights Agreement unenforceable against Whitestone, permitted Whitestone OP to tender a notice of redemption for its OP Units and determined that the Pillarstone OP limited partnership agreement should be followed whereby we would decide whether to assume Pillarstone OP’s redemption obligation and determine what value to attribute to Pillarstone OP’s assets. The Delaware court declared that any further relief must await future proceedings.

On January 25, 2024, Whitestone OP delivered its notice of redemption for all but one of its OP Units.

Houston Case

On September 16, 2022, we filed a lawsuit styled Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP v. Whitestone TRS, Inc., Whitestone REIT, Whitestone REIT Operating Partnership, L.P., Cause No. 2022-59478, in the District Court, Harris County, Texas, 189th Judicial District alleging, among other things, breach of the Pillarstone OP limited partnership agreement and the management agreements for the Real Estate Assets by the Whitestone defendants and breach of fiduciary duties relating to Pillarstone OP by Whitestone OP going outside the role of limited partner and harming us and Pillarstone OP. A portion of the claims in this case were also brought as an adversary proceeding by Whitestone Uptown Tower, LLC in the Uptown Tower bankruptcy case described in “—Uptown Tower” below.

Jointly Administered Bankruptcy Cases

On March 4, 2024, bankruptcy cases were filed for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower. The bankruptcy cases were consolidated into the jointly administered cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as the Whitestone Uptown Tower, LLC bankruptcy case described under “—Uptown Tower” below.

The joint plan of liquidation in the bankruptcy case providing for the sale of the Real Estate Assets other than Uptown Tower and treatment of claims was confirmed in November 2024. Those Real Estate Assets were sold between October 2024 and July 2025. The plan provided for a plan agent, and Frances A. Smith was appointed plan agent in the jointly administered bankruptcy cases. The plan agent was appointed for the purposes of administering all claims in the bankruptcy cases and making distributions to holders of allowed claims and equity interests under the plan of liquidation. The plan agent’s administration of the claims may include, without limitation, and pursuant to her reasonable business judgment, investigating, prosecuting, objecting to, resolving, reconciling, compromising, litigating, administering, and making distributions on account of, the claims.

The plan agent is not a trustee and does not participate in the management or operations of the debtors’ businesses, assets or financial affairs or the review and approval of the day-to-day operational expenses of the debtors’ business post-confirmation, unless the bankruptcy court determines cause exists for the plan agent to do so after notice and hearing.

The plan agent has the sole and exclusive authority to administer the claims, including the determination to compromise a claim involving Whitestone OP, any debtor or their affiliates or professionals, subject to notice and hearing and a party’s good-faith objection and the bankruptcy court’s final adjudication of the matter. The plan agent also has the authority to make demand on the debtors for funds necessary to satisfy allowed claims asserted against a debtor from that debtor’s funds (even if held by Pillarstone OP), which may include sales proceeds.

The plan agent is entitled to receive compensation as a flat fee the amount of $10,000.00 per month, plus reimbursement of actual, necessary expenses. If during any month the plan agent spends more than fifteen (15) hours in the performance of her duties, she will be entitled to compensation at a rate of $650.00 per hour for each additional hour of services.

Uptown Tower

Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owned the Uptown Tower office building, was the borrower under a loan agreement. The Uptown Tower office building was subject to a mortgage under the loan agreement. The mortgage debt was guaranteed by Whitestone OP. This mortgage was an obligation of Whitestone Uptown Tower, LLC, a subsidiary included in our consolidated financial statements. Neither Pillarstone Capital REIT nor Pillarstone OP had any obligation or guarantee of this indebtedness nor did any of our other properties collateralize this indebtedness.

In July 2023, Rialto Capital Advisors, LLC, the special servicer for the mortgage loan, implemented a cash sweep and began to seize the funds from the operations of the Uptown Tower property under the cash management agreement relating to the mortgage loan. Prior to Rialto Capital Advisors, LLC’s seizing the funds from those operations, those funds had been used for the operation and maintenance of the Uptown Tower property, with excess funds used for the operations of Pillarstone OP and the General Partner. We did not have an alternate source of funds for the operation of Uptown Tower.

On August 3, 2023, we received a notice of the default of the mortgage loan from counsel for the lender and Rialto Capital Advisors, LLC. The default notice asserted non-monetary defaults resulting from Whitestone’s failure to comply with the loan agreement in connection with the Contribution Agreement in 2016. The default notice also alleged a non-monetary default caused by Whitestone’s termination of its management agreement for Uptown Tower in August 2022.

In the default notice, the lender and special servicer noted that the borrower, prior to the Contribution Agreement and while it was controlled by Whitestone OP, represented, warranted, and covenanted that “[F]following the Transfer, Sponsor [Whitestone REIT] through its ownership of Guarantor [Whitestone OP] [. . .] shall continue to Control Borrower [Whitestone Uptown Tower, LLC], and shall continue to control the day-to-day operation of the Property.” The lender and special servicer contend that this representation was false because Pillarstone OP and the borrower are controlled by the general partner (Pillarstone Capital REIT, the sole general partner of Pillarstone OP) and not Whitestone REIT.

As the 2016 alleged defaults occurred while Whitestone was in control of all loan parties and we believe Whitestone caused the 2022 default through its unilateral termination of the management agreement for Uptown Tower, we are not in a position to agree with or dispute the determination of the alleged defaults or Whitestone OP’s liability under its guaranty, or any further effect they may have on the borrower or the Uptown Tower property.

The borrower had requested disbursements of capital and operating expenditures from Rialto Capital Advisors, LLC under the terms of the loan agreement in August 2023 and September 2023, but Rialto Capital Advisors, LLC did not release the funds and indicated that it did not intend to release funds or reverse the cash sweep to permit the funding of the operations and leasing of Uptown Tower.

The mortgage loan matured on October 1, 2023. The registrant and the borrower had been working to extend the maturity date and to find new financing or a buyer for the Uptown Tower property. When Whitestone learned of our negotiations with Rialto Capital Advisors, LLC to attempt to resolve this issue and believing we were intending to abandon the building, it filed a motion with the Delaware Court of Chancery asking the court for an order declaring that we shall not (a) stop managing the Uptown Tower, (b) “hand the keys” to Uptown Tower to the lender, or (c) otherwise abandon the Uptown Tower, which the court granted on a temporary basis on September 22, 2023. On October 19, 2023, Whitestone objected to a proposed sale of the Uptown Tower property under the Status Quo Order issued by the court in the previously disclosed lawsuit Whitestone OP instituted against us in the Delaware Court of Chancery.

On October 24, 2023, the lender delivered a notice of foreclosure sale to the borrower providing notice that, among other things, as of the maturity date, the borrower failed to repay all amounts due under the note, and making a demand on (1) the borrower and all persons and entities obligated on the promissory note evidencing the mortgage loan (except to the extent that the obligation is expressly limited by written contract or applicable law) for payment in full of the entire indebtedness, and on (2) the borrower for payment of rents and proceeds of any rents to which the lender is entitled under the mortgage loan documents and Texas Property Code chapter 64, Assignment of Rents to Lienholder. The notice of foreclosure sale also included a notice regarding the planned foreclosure sale of Uptown Tower on December 5, 2023.

On December 1, 2023, Whitestone Uptown Tower, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas in the case styled In re: Whitestone Uptown Tower, LLC a/a/ Pillarstone Capital REIT Operating Partnership, Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The filing of the petition constituted an event of default under the mortgage loan. Prior to the filing of the bankruptcy petition in November 2023, representatives of our board of trustees attempted to initiate discussions with representatives of Whitestone REIT’s board of trustees to address these matters and to approach Rialto Capital Advisors, LLC jointly. However, without the borrower’s knowledge or consent, Whitestone attempted to pay off the loan and grant broad releases to the lender and special servicer on behalf of the borrower, including the application of the trapped cash, escrows and reserves to the indebtedness. No Whitestone REIT entity had the authority to make such agreements on behalf of the borrower, and we have been informed that the agreement was not consummated, but Whitestone did send approximately $13.6 million to Rialto Capital Advisors, LLC pursuant to this arrangement.

On January 3, 2024, Rialto Capital Advisors, LLC provided a preliminary estimate of the payoff amounts for the Uptown Loan as of December 4, 2023. The estimated total amount due was listed as approximately $21.5 million, which included an outstanding principal balance of approximately $14.4 million, note interest of approximately $242,000 and default interest of approximately $6.6 million. In addition, Rialto was also holding approximately $2.6 million of trapped cash, escrows and reserves under the mortgage loan, which the borrower needed to operate the Uptown Tower property and pay its obligations, including then-upcoming property taxes. On January 31, 2024, the lender sued Whitestone OP to enforce Whitestone OP’s guaranty of the mortgage loan.

In June 2024, Whitestone Uptown Tower, LLC and Whitestone OP each settled with the lender. Whitestone Uptown Tower entered into a loan agreement with American Bank, N.A. for a loan amount of up to $1,500,000, secured by Uptown Tower and all of the other assets of Whitestone Uptown Tower. Whitestone Uptown Tower paid approximately $1.1 million to the prior lender, and the prior lender retained approximately $2.2 million of trapped cash and escrows from the cash sweep and the approximately $13.6 million mistakenly sent to it by Whitestone OP in satisfaction of the prior mortgage loan.

The plan of reorganization in the bankruptcy case, providing for the sale of Uptown Tower and treatment of claims, was confirmed in July 2024. We sold Uptown Tower in July 2025 for a purchase price of $20 million, or $17.3 million after deductions, closing costs and commissions and paid off the American Bank, N.A. indebtedness. We are holding approximately $13.6 million of the sale proceeds representing funds Whitestone OP mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so on Whitestone Uptown Tower, LLC’s behalf. We are currently disputing the treatment and timing of repayment of the $13.6 million to Whitestone OP in the Whitestone Uptown Tower bankruptcy case.

This litigation has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of these proceedings are difficult to predict. The registrant believes that the allegations in the Delaware lawsuit are without merit and intends to continue to vigorously defend against them. In addition, we intend to vigorously pursue the Texas action to seek damages from Whitestone due to its violations of the management agreements and fiduciary duties and to protect our shareholders from the further harms that Whitestone has indicated it intends to inflict on us and our shareholders. However, the outcomes of these lawsuits, including the timing of the final disposition of the lawsuits, are unpredictable and could result in substantial costs to us. As a result, future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on the registrant’s business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Uptown Tower

Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owned the Uptown Tower office building, was the borrower under a loan agreement. The Uptown Tower office building was subject to a mortgage under the loan agreement. The mortgage debt was guaranteed by Whitestone OP. This mortgage was an obligation of Whitestone Uptown Tower, LLC, a subsidiary included in our consolidated financial statements. Neither Pillarstone Capital REIT nor Pillarstone OP had any obligation or guarantee of this indebtedness nor did any of our other properties collateralize this indebtedness.

In July 2023, Rialto Capital Advisors, LLC, the special servicer for the mortgage loan, implemented a cash sweep and began to seize the funds from the operations of the Uptown Tower property under the cash management agreement relating to the mortgage loan. Prior to Rialto Capital Advisors, LLC’s seizing the funds from those operations, those funds had been used for the operation and maintenance of the Uptown Tower property, with excess funds used for the operations of Pillarstone OP and the General Partner. We did not have an alternate source of funds for the operation of Uptown Tower.

On August 3, 2023, we received a notice of the default of the mortgage loan from counsel for the lender and Rialto Capital Advisors, LLC. The default notice asserted non-monetary defaults resulting from Whitestone’s failure to comply with the loan agreement in connection with the Contribution Agreement in 2016. The default notice also alleged a non-monetary default caused by Whitestone’s termination of its management agreement for Uptown Tower in August 2022.

In the default notice, the lender and special servicer noted that the borrower, prior to the Contribution Agreement and while it was controlled by Whitestone OP, represented, warranted, and covenanted that “[F]following the Transfer, Sponsor [Whitestone REIT] through its ownership of Guarantor [Whitestone OP] [. . .] shall continue to Control Borrower [Whitestone Uptown Tower, LLC], and shall continue to control the day-to-day operation of the Property.” The lender and special servicer contend that this representation was false because Pillarstone OP and the borrower are controlled by the general partner (Pillarstone Capital REIT, the sole general partner of Pillarstone OP) and not Whitestone REIT.

As the 2016 alleged defaults occurred while Whitestone was in control of all loan parties and we believe Whitestone caused the 2022 default through its unilateral termination of the management agreement for Uptown Tower, we are not in a position to agree with or dispute the determination of the alleged defaults or Whitestone OP’s liability under its guaranty, or any further effect they may have on the borrower or the Uptown Tower property.

The borrower had requested disbursements of capital and operating expenditures from Rialto Capital Advisors, LLC under the terms of the loan agreement in August 2023 and September 2023, but Rialto Capital Advisors, LLC did not release the funds and indicated that it did not intend to release funds or reverse the cash sweep to permit the funding of the operations and leasing of Uptown Tower.

The mortgage loan matured on October 1, 2023. The registrant and the borrower had been working to extend the maturity date and to find new financing or a buyer for the Uptown Tower property. When Whitestone learned of our negotiations with Rialto Capital Advisors, LLC to attempt to resolve this issue and believing we were intending to abandon the building, it filed a motion with the Delaware Court of Chancery asking the court for an order declaring that we shall not (a) stop managing the Uptown Tower, (b) “hand the keys” to Uptown Tower to the lender, or (c) otherwise abandon the Uptown Tower, which the court granted on a temporary basis on September 22, 2023. On October 19, 2023, Whitestone objected to a proposed sale of the Uptown Tower property under the Status Quo Order issued by the court in the previously disclosed lawsuit Whitestone OP instituted against us in the Delaware Court of Chancery.

On October 24, 2023, the lender delivered a notice of foreclosure sale to the borrower providing notice that, among other things, as of the maturity date, the borrower failed to repay all amounts due under the note, and making a demand on (1) the borrower and all persons and entities obligated on the promissory note evidencing the mortgage loan (except to the extent that the obligation is expressly limited by written contract or applicable law) for payment in full of the entire indebtedness, and on (2) the borrower for payment of rents and proceeds of any rents to which the lender is entitled under the mortgage loan documents and Texas Property Code chapter 64, Assignment of Rents to Lienholder. The notice of foreclosure sale also included a notice regarding the planned foreclosure sale of Uptown Tower on December 5, 2023.

On December 1, 2023, Whitestone Uptown Tower, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas in the case styled In re: Whitestone Uptown Tower, LLC a/a/ Pillarstone Capital REIT Operating Partnership, Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The filing of the petition constituted an event of default under the mortgage loan. Prior to the filing of the bankruptcy petition in November 2023, representatives of our board of trustees attempted to initiate discussions with representatives of Whitestone REIT’s board of trustees to address these matters and to approach Rialto Capital Advisors, LLC jointly. However, without the borrower’s knowledge or consent, Whitestone attempted to pay off the loan and grant broad releases to the lender and special servicer on behalf of the borrower, including the application of the trapped cash, escrows and reserves to the indebtedness. No Whitestone REIT entity had the authority to make such agreements on behalf of the borrower, and we have been informed that the agreement was not consummated, but Whitestone did send approximately $13.6 million to Rialto Capital Advisors, LLC pursuant to this arrangement.

On January 3, 2024, Rialto Capital Advisors, LLC provided a preliminary estimate of the payoff amounts for the Uptown Loan as of December 4, 2023. The estimated total amount due was listed as approximately $21.5 million, which included an outstanding principal balance of approximately $14.4 million, note interest of approximately $242,000 and default interest of approximately $6.6 million. In addition, Rialto was also holding approximately $2.6 million of trapped cash, escrows and reserves under the mortgage loan, which the borrower needed to operate the Uptown Tower property and pay its obligations, including then-upcoming property taxes. On January 31, 2024, the lender sued Whitestone OP to enforce Whitestone OP’s guaranty of the mortgage loan.

In June 2024, Whitestone Uptown Tower, LLC and Whitestone OP each settled with the lender. Whitestone Uptown Tower entered into a loan agreement with American Bank, N.A. for a loan amount of up to $1,500,000, secured by Uptown Tower and all of the other assets of Whitestone Uptown Tower. Whitestone Uptown Tower paid approximately $1.1 million to the prior lender, and the prior lender retained approximately $2.2 million of trapped cash and escrows from the cash sweep and the approximately $13.6 million mistakenly sent to it by Whitestone OP in satisfaction of the prior mortgage loan.

The plan of reorganization in the bankruptcy case, providing for the sale of Uptown Tower and treatment of claims, was confirmed in July 2024. We sold Uptown Tower in July 2025 for a purchase price of $20 million, or $17.3 million after deductions, closing costs and commissions and paid off the American Bank, N.A. indebtedness. We are holding approximately $13.6 million of the sale proceeds representing funds Whitestone OP mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so on Whitestone Uptown Tower, LLC’s behalf. We are currently disputing the treatment and timing of repayment of the $13.6 million to Whitestone OP in the Whitestone Uptown Tower bankruptcy case.

Issuance of Convertible Notes to Trustees

In November 2015, five trustees serving on the Board of Pillarstone Capital at that time loaned funds to us, each pursuant to a Convertible Note Purchase Agreement (the “Agreement”). Pursuant to an Assignment and Assumption Agreement dated as of March 29, 2019 by and between Dennis Chookaszian Revocable Trust (“Mr. Chookaszian”) and a former trustee, and a Stock Purchase Agreement dated as of March 29, 2019 by and between Mr. Chookaszian and the same former trustee, Mr. Chookaszian acquired the Agreement and assumed the rights under the Note. Another former trustee, Mr. DeVos, was a trustee in November 2015 but did not stand for re-election in 2019 and continues to own his note payable as shown in the schedule below.

The following individuals loaned the following face amounts that accrue interest at 10% per annum, which can be converted into common shares of Pillarstone Capital as of September 30, 2022, as follows:

Trustee	Face Amount	Accrued Interest	Convertible into common shares
Dennis H. Chookaszian	$28,888	$19,842	30,641
Daniel G. DeVos	$47,780	$32,818	60,554
Paul T. Lambert	$51,112	$35,106	64,777
James C. Mastandrea	$52,224	$35,870	66,186
John J. Dee	$17,776	$12,209	22,528
Totals	$197,780	$135,845	244,686

The convertible notes can be called by us after six months, at which time the noteholder can choose to receive either the amount of the note plus any accrued but unpaid interest or the number of common shares determined by dividing the amount of the note plus any accrued but unpaid interest by the conversion price of $1.331. The noteholder has the option at any time to convert the note plus any accrued but unpaid interest into common shares based on the conversion price of $1.331.

The convertible notes were issued effective November 20, 2015, had a maturity date of three years and had been extended several times. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. Any repayment of the convertible notes will be determined under our plan of liquidation and bankruptcy court proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1	Whitestone Uptown Tower, LLC Second Amended Plan of Reorganization
2.2

Pillarstone Capital REIT, Pillarstone Capital REIT Operating Partnership LP, Whitestone Industrial-Office, LLC, Whitestone Offices, LLC and Whitestone CP Woodland Ph 2, LLC Fifth Amended Joint Plan of Liquidation

3.1

Articles of Amendment and Restatement of the Declaration of Trust of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 29, 2016 and incorporated herein by reference)

3.2	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)
10.1	Executive Compensation Agreement, dated as of January 31, 2025, by and between Pillarstone Capital REIT, Pillarstone Capital REIT Operating Partnership LP and Bradford D. Johnson
10.2	Loan Agreement, dated as of June 7, 2024, by and between American Bank, N.A. and Whitestone Uptown Tower, LLC
10.3	First Amendment to Loan, dated as of March 7, 2025, by and between American Bank, N.A. and Whitestone Uptown Tower, LLC
10.4	Second Amendment to Loan, dated as of June 7, 2025, by and between American Bank, N.A. and Whitestone Uptown Tower, LLC
10.5	Deed of Trust, dated as of June 7, 2024, by Whitestone Uptown Tower, LLC in favor of American Bank, N.A.
10.6	Promissory Note, dated as of June 7, 2024, by Whitestone Uptown Tower, LLC in favor of American Bank, N.A.
10.7

Form of Plan Agent Agreement by and among Pillarstone Capital REIT, Pillarstone Capital REIT Operating Partnership LP, Whitestone Industrial-Office, LLC, Whitestone Offices, LLC and Whitestone CP Woodland Ph 2, LLC, Whitestone REIT Operating Partnership, L.P. and Frances A. Smith

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.
32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.
101

The following financial information of the Registrant for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the three months ended March 31 and September 30, 2022 and 2021 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ Bradford D. Johnson
Date:	July 31, 2025		Bradford D. Johnson Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ Daniel P. Kovacevic
Date:	July 31, 2025		Daniel P. Kovacevic Chief Financial Officer (Principal financial and accounting officer)