Form 10-K
period 2022-12-31
PILLARSTONE CAPITAL REIT
filed 2025-07-31
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-15409

PILLARSTONE CAPITAL REIT

(Exact Name of Registrant as Specified in Its Charter)

Maryland	39-6594066
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

19407 Park Row, Suite 140 Houston, TX 77084
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: 281-747-9997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☒       Smaller reporting company ☒       Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $272,166 based on the closing price of $1.37 per common share on the Pink Market of the OTC Markets Group on that date.

As of July 21, 2025, the Registrant had issued 695,214 common shares of beneficial interest and had 657,084 shares outstanding after deducting 38,130 shares held in treasury.

PILLARSTONE CAPITAL REIT

FORM 10-K

Year Ended December 31, 2022

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

PART I

Item 1. Business.

Company Overview

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust (“REIT”) engaged in investing in, owning and operating commercial properties. As of December 31, 2022, the Company, through the limited partnership of which the Company is general partner, owned six properties in Houston, Texas and two properties in Dallas, Texas. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or a real estate operating company and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

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

From 2003 through 2006, we pursued a value-added business plan primarily focused on acquiring well-located, under-performing multifamily residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. In 2006, the Company did not complete a public offering for a portfolio acquisition due to market conditions, and consequently, was not able to meet the listing requirements of the former American Stock Exchange (“Amex”). Accordingly, Pillarstone’s common shares were delisted from the Amex and commenced being quoted on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”), the Pink Market, and currently on the Expert Market under the symbol “PRLE”.

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

Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership LP, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of December 31, 2022, we owned 18.6% of the outstanding equity in Pillarstone OP and fully consolidate it on our financial statements.

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

On July 19, 2022, we received written notice that Whitestone TRS confirmed termination of the management agreements for the Real Estate Assets. We had previously communicated to Whitestone REIT our plan to internalize the management of our Real Estate Assets, but we had not made efforts to terminate the management agreements or transition the management activities. However, Whitestone REIT stated in its notice letter that while it had not received written notice of the termination of the management agreements, it “confirms receipt of your intent to terminate, and hereby confirms termination of the Agreements effective 30 days from” July 19, 2022.

Prior to receiving the termination notice, we had anticipated an orderly transition of the management of the Real Estate Assets over an appropriate timeframe, particularly as Whitestone OP owns 81.4% of Pillarstone OP as a limited partner. As a result, we were materially and adversely affected by Whitestone’s abrupt termination of the management agreements, incomplete and inadequate delivery of books and records, our website and other materials required to be delivered under the management agreements, and the failure to provide for an appropriate transition. We had no way to continue our accounting and financial reporting responsibilities as a public company. Further, for several months following the abrupt termination of services by Whitestone, we were unable to systematically invoice our tenants and pursue collection of delinquent accounts.

Within days after the termination of the management agreements by Whitestone, we internalized management and began to manage the Real Estate Assets and our business without an external management company. This process has involved commencing a selection process for an enterprise resource planning, or ERP, system of our own. We immediately hired an experienced management team with prior experience working with our property portfolio, including former Whitestone senior staff. Our newly assembled leadership team quickly engaged consultants (a) to assist us in implementing the newly selected ERP system, (b) to analyze, reconcile and transform historical data obtained from Whitestone REIT into a usable format for our new system and (c) to design procedures for regular accounting closes and preparation of accurate and reliable financial statements for our shareholders and other stakeholders.

On December 1, 2023, Whitestone Uptown Tower, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas in the case styled In re: Whitestone Uptown Tower, LLC a/a/ Pillarstone Capital REIT Operating Partnership, Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On March 4, 2024, bankruptcy cases were filed for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower, which were consolidated into the jointly administered cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as the Whitestone Uptown Tower, LLC bankruptcy case. See Item 3, “Legal Proceedings.”

Following the period covered by this report, we have sold all of our Real Estate Assets pursuant to the plan of liquidation in the jointly administered cases and the Whitestone Uptown Tower plan of reorganization. We are considering our strategic plans based on the outcome of the proceedings in the bankruptcy cases.

Competition

We compete for the acquisition of properties and leasing spaces to tenants with many entities, including, among others, publicly traded REITs, life insurance companies, pension funds, partnerships and individual investors. Many competitors have substantially greater financial resources than us. In addition, certain competitors may be willing to accept lower returns on their investments and leases. If competitors prevent us from buying properties that may be targeted for acquisition or leasing our properties to our existing or potential tenants, our capital appreciation and valuation, and our results of operations and financial condition, may be impacted.

Employees

As of December 31, 2022, we had no employees, other than our three executive officers. Our operations were conducted by third-party consultants and contractors under the oversight of our management team.

Regulatory Matters

Our properties are subject to various covenants, laws, ordinances and regulations, including those relating to common areas and fire and safety requirements.

Federal, state and local environmental laws and regulations regulate releases of hazardous or toxic substances into the environment. Under certain of these laws and regulations, a current or previous owner, operator or tenant may be required to investigate and clean-up hazardous or toxic substances or petroleum product releases or threats of releases, and may be held liable to a government entity or third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with actual or threatened contamination. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the contamination. The liability may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek contributions from other identified, solvent, responsible parties for their fair share toward these costs. In addition, strict environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions and water discharges. Such laws may impose fines or penalties for violations. If we do incur material environmental liabilities in the future, our business, financial condition, results of operations, cash flow or our ability to satisfy our financial obligations could be materially adversely affected.

Under the Americans with Disabilities Act of 1990, as amended (the “ADA”), all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties, to the extent such properties are “public accommodations” as defined under the ADA, substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties are not in compliance with the ADA, we may be required to take remedial action which would require us to incur additional costs to bring the property into compliance. We cannot predict the ultimate amount, if any, of the cost of compliance with the ADA or the cost of any damages or attorney’s fees to private litigants or any fines imposed by the federal government in respect of any failure to comply with the ADA.

Reports to Security Holders

We file or furnish with the SEC pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, proxy statements with respect to meetings of our shareholders, as well as Reports on Forms 3, 4 and 5 regarding our officers, trustees or 10% beneficial owners. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website address is http://www.sec.gov. Copies of our Audit Committee Charter, Management, Organization and Compensation Committee Charter, Nominating Committee Charter, and Code of Conduct and Ethics are available free of charge through our website (www.pillarstone-capital.org). In the event of any changes to these documents, revised copies will also be made available on our website at www.pillarstone-capital.org. Materials on our website are not part of our Annual Report on Form 10-K. The contents of these websites are not incorporated into this filing.

Item 1A. Risk Factors

Risks Related to Our Business and Real Estate Assets

We may not prevail in our litigation proceedings with Whitestone.

On July 12, 2022, we were named as a defendant in a lawsuit filed in the Court of Chancery of the State of Delaware by Whitestone OP. The suit challenges Pillarstone’s rights agreement, dated as of December 27, 2021 (as the same may be amended from time to time, the “Rights Agreement”), between us and American Stock Transfer & Trust Company, LLC, as rights agent, and claims that our adoption of the Rights Agreement breached the Amended and Restated Agreement of Limited Partnership with Whitestone OP, and that we breached our fiduciary duties as general partner of Pillarstone OP to Whitestone OP and breached the implied covenant of good faith and fair dealing under the Amended and Restated Agreement of Limited Partnership. On July 21, 2022, Whitestone OP filed a Motion to Preserve the Status Quo (the “Status Quo Order”) requesting broad restrictions on our ability to conduct our business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions. We believe that these allegations are without merit, intend to vigorously defend against them, and are considering our rights and potential claims for affirmative relief with respect to the lawsuit. However, an unfavorable outcome of this lawsuit is unpredictable and could result in substantial costs to us.

Whitestone was contracted to perform and maintain the records and processes for much of our accounting and financial reporting functions. As part of the termination of the management agreements, Whitestone removed our access to its accounting and financial software platform. To date, Whitestone has not provided us with a complete electronic copy of our financial and accounting records, as kept and maintained on the software platform. As a result of the abrupt termination of the management agreements, inadequate assistance in the transition of the management of the Real Estate Assets, and Whitestone’s failure to provide a complete copy of our accounting and financial reporting information that was maintained on Whitestone’s accounting and software platform, we are having to rebuild our internal accounting and financial reporting processes.

To assist with and expedite this process, we have retained accounting consultants to (i) recreate the accounting records, processes, and systems that Whitestone has not released in usable electronic format to us, and (ii) incorporate those records that we have received, and are continuing to sporadically receive, from Whitestone related to the Real Estate Assets and their management. In the meantime, the registrant is directly overseeing the maintenance and operations of the Real Estate Assets. In the course of doing so, we have confirmed that certain Real Estate Assets have deteriorated following significant deferred maintenance and neglect while under Whitestone’s management. We are working to address these deferred maintenance and other operating issues, and new issues dating back to Whitestone’s management emerge regularly.

Based upon issues, including those discussed in this report, we filed a lawsuit on September 16, 2022 in Harris County, Texas against Whitestone and certain officers of Whitestone REIT alleging, among other things, breach of the Pillarstone OP limited partnership agreement and fiduciary duty and breach of the management agreements and seeking an accounting and reconciliation of amounts that may be owed to the registrant or Pillarstone OP.

In the meantime, we are continuing to rebuild our accounting and financial reporting system and intend as soon as possible to resume timely filing of our current, quarterly and annual reports under the Exchange Act and to file any delinquent reports. We cannot provide assurance at this time as to if or when we will be able to complete such filings.

Under the Pillarstone OP limited partnership agreement, Whitestone OP has the right to require Pillarstone OP to redeems its partnership interests for cash. We have the right to assume directly and satisfy the redemption in the form of cash or common shares. The Status Quo Order prevents Whitestone from exercising its redemption right. In addition, our amended petition in the Texas lawsuit argues that Whitestone’s material breaches of contract and fiduciary duty operate to discharge and/or excuse any obligation to perform under the redemption provisions of the Pillarstone OP limited partnership agreement.

Whitestone has indicated to us that it intends to exercise its redemption right. Whitestone has stated publicly that it intends to monetize its investment in Pillarstone OP. If Whitestone is permitted to exercise its redemption right for cash amounts, we may not have the cash available to pay such amounts and may be required to sell one or more of the Real Estates Assets to satisfy this obligation, which may cause us to sell some or all of our Real Estate Assets at below fair market value and otherwise have a material adverse effect on our liquidity and financial condition and our ability to operate and improve our Real Estate Assets. If Whitestone is permitted to exercise its redemption for common shares, it could constitute a change of control of us and give Whitestone the ability to monetize its interest in Pillarstone OP for the benefit of Whitestone shareholders and not necessarily in the best interests of the other holders of common shares.

Based on Whitestone’s performance under the management agreements and their public statements regarding its intentions to monetize its investment in Pillarstone OP, we do not believe that Whitestone’s actions in connection with the exercise of the redemption rights will respect the rights of the holders of our common shares. The Pillarstone OP limited partnership agreement expressly provides that in the event of a conflict between the interests of the limited partners (Whitestone OP as the sole limited partner) and our shareholders, we shall act in the interests of our shareholders, and we shall not be liable for monetary or other losses sustained, liabilities incurred or benefits not derived by the limited partners in connection therewith. Accordingly, we intend to vigorously defend the Delaware action and to vigorously pursue the Texas action to seek damages from Whitestone due to its violations of the management agreements and fiduciary duties and to protect our shareholders from the further harms that Whitestone has indicated it intends to inflict on us and our shareholders.

We discovered significant deferred maintenance and neglect of our assets had occurred under Whitestone’s management. Our efforts to address these matters have in some cases been stymied by Whitestone’s litigation against us in Delaware where the court has limited our ability to incur expenses above low threshold amounts for the types of expenses a company in our industry could expect to incur in the ordinary course of business. Our legal and professional fees have increased substantially as we address the internalization of management and the litigation matters discussed in this report. As a result, on September 16, 2022, we filed a lawsuit against Whitestone TRS, Inc., Whitestone REIT and Whitestone OP in the District Court, Harris County, Texas, 189th Judicial District alleging, among other things, breach of the Pillarstone OP limited partnership agreement and the management agreements for the Real Estate Assets by the Whitestone defendants and breach of fiduciary duties relating to Pillarstone OP by Whitestone OP going outside the role of limited partner and harming us and Pillarstone OP.

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

In addition, Whitestone has challenged our ability to be reimbursed by Pillarstone OP for our expenses, including our litigation expenses in the Delaware case and in our bankruptcy case. We are actively fighting this challenge in the course of our bankruptcy case. If we do not prevail on this issue, we may not have the resources to challenge any further proceedings in the Delaware case or seek some or all of the recoveries we seek in the Houston case. We believe Whitestone’s assertion of damages in the Delaware case to be erroneous and unsupported by the facts, but if we do not have the resources to oppose their claim, we could be subject to damages that would leave us with no assets and the value of our common shares would be worthless.

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

Since the termination of our management agreements by Whitestone, we have incurred significant losses, which raises substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements included in this report, we have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $23.4 million as of December 31, 2022 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

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

We have identified a material weakness in our internal controls over financial reporting. If we fail to maintain an effective system of internal controls, such failure could cause investors to lose confidence in our reported financial information, which could harm our business and have a material adverse effect on the price of our common shares.

In 2022, management identified material weaknesses in our internal controls over financial reporting including:

●

we did not design and implement logical access controls for certain financially relevant systems. Business process, both automated and manual, that are dependent upon the information derived from those financially relevant systems were also determined to be ineffective as a result of such deficiency; and

●

business process controls across our financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer and key management review controls.

Management concluded that as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

These material weaknesses arose in large part because of Whitestone’s abrupt termination in August 2022 of managerial services it provided. At the date its managerial services ceased, we did not have our own personnel, processes or systems needed for proper accounting and financial reporting. While we immediately began to address these needs after Whitestone’s termination, we were unable to complete the design and implementation of appropriate internal control over financial reporting before year-end. These material weaknesses did not result in a material misstatement of our consolidated financial statements for the periods presented.

We have been working diligently on the process of designing and implementing effective internal control measures to remediate the reported material weaknesses. The Company’s efforts include implementing a new enterprise-wide system that will help us in reducing reliance on manual processes and spreadsheets supporting the financial statements. This implementation was completed in 2023. We are using contract personnel for specialized accounting and financial reporting roles.

While we believe that these efforts have improved our internal control over financial reporting, our remediation efforts are ongoing and will require validation and testing of the design and operating effectiveness of internal controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting.

We face risks due to lack of geographic diversity.

During the period covered by this report, all of our properties were located in Dallas and Houston. A downturn in general economic conditions and local real estate conditions in these geographic regions, as a result of oversupply of or reduced demand for industrial, office, and warehouse properties, local business climate, business layoffs, and changing demographics, would have a particularly strong adverse effect on us.

We may be affected negatively by tenant bankruptcies and leasing delays.

At any time, a tenant may experience a downturn in its business that may weaken its financial condition. Similarly, a general decline in the economy may result in a decline in the demand for space at our industrial properties. As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. Any such event could result in the termination of that tenant’s lease and losses to us. We receive a substantial portion of our income as rents under leases. If tenants are unable to comply with the terms of their leases for any reason, including because of rising costs or falling sales, we may deem it advisable to modify lease terms to allow tenants to pay a lower rent or a smaller share of taxes, insurance, and other operating costs. If a tenant becomes insolvent or bankrupt, we cannot be sure that we would recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to the tenant. We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its obligations to us could adversely affect our cash flow, financial condition and results of operations.

We face potential difficulties or delays renewing leases or re-leasing space.

We derive most of our income from rent received from our tenants. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases, renew for less space or terminate early, we may not be able to re-lease the space or there could be a substantial delay in re-leasing the space. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms. As a result, our cash flows, results of operations and financial condition could be adversely affected.

Uncertain economic conditions may adversely impact current tenants in our various markets and, accordingly, could affect their ability to pay rent owed to us pursuant to their leases. In periods of economic uncertainty, tenants are more likely to downsize and/or to declare bankruptcy; and, pursuant to various bankruptcy laws, leases may be rejected and thereby terminated. Furthermore, our ability to sell or lease our properties at favorable rates, or at all, may be negatively impacted by general or local economic conditions.

Our ability to collect rent from tenants may affect our ability to pay for adequate maintenance, insurance, and other operating costs, including real estate taxes. Also, the expense of owning and operating a property is not necessarily proportionally reduced when circumstances such as reduced occupancy or other market factors cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take title to the property. In addition, interest rates, financing availability, law changes, and governmental regulations (including those governing usage, zoning, and taxes) may adversely affect our financial condition and results of operations.

We face risks associated with our property development.

We intend to continue to develop properties where we believe market conditions warrant such investment. Once made, our investments may not produce results in accordance with our expectations. Risks associated with our current and future development and construction activities include:

•	the availability of favorable financing alternatives;
•	the risk that we may not be able to obtain land on which to develop or that due to the increased cost of land, our activities may not be as profitable;
•	project costs exceeding original estimates due to rising interest rates and increases in the costs of materials and labor;
•	disruption in supply and delivery chains;
•	construction and lease-up delays resulting in increased debt service, fixed expenses, and construction costs;
•	expenditure of funds and devotion of management’s time to projects that we do not complete;
•

fluctuations of occupancy and rental rates at newly completed properties, which depend on a number of factors, including market and economic conditions and competition for tenants, resulting in higher than expected rent abatements, capital improvement expenditures, and tenant improvement and other concessions, and lower than expected rental rates, and a corresponding lower return on our investment; and

•	complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits.

We face risks associated with property acquisitions.

We have acquired portfolios of properties and intend to continue to do so. Our acquisition activities and their success are subject to the following risks:

•

even if we enter into an acquisition agreement for a property, we may be unable to complete that acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to obtain or assume financing for acquisitions on favorable terms or at all;
•

the acquisition agreement will likely contain conditions to closing, including completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied;

•

acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office, and unfamiliarity with local governmental and permitting procedures;

•	we may acquire real estate through the acquisition of the ownership entity subjecting us to the risks of that entity;
•	acquired properties may fail to perform as we project;
•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;
•

acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result, our results of operations and financial condition could be adversely affected; and

•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, to the transferor with respect to unknown liabilities. As a result, if a claim were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

We may face competition for acquisition opportunities with other investors, and this competition may adversely affect us by subjecting us to the following risks:

•

we may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and private REITs, institutional investment funds and other real estate investors; and

•	even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price.

We face risks due to the illiquidity of real estate which may limit our ability to vary our portfolio.

Real estate investments are relatively illiquid and can be difficult to sell and convert to cash quickly. Our ability to sell one or more of our properties, whether in response to any changes in economic or other conditions or in response to a change in strategy, may be limited. In the event we want to sell a property, we may not be able to do so in the desired time period, the sales price of the property may not meet our expectations or requirements, and/or we may be required to record an impairment on the property as a result.

Coverage under our existing insurance policies may be inadequate to cover losses.

We generally maintain insurance policies related to our business, including casualty, general liability, and other policies, covering our business operations, employees and assets as appropriate for the markets where our properties and business operations are located. However, we would be required to bear all losses that are not adequately covered by insurance. In addition, there may be certain losses that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so, including losses due to floods, wind, earthquakes, acts of war, acts of terrorism, or riots. For example, our elevators at our Uptown Tower have undergone significant renovation and repairs, some of which were covered by insurance. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could be liable for the excess expenses involved in the loss, and we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.

We face risks in attracting and retaining key personnel.

Our senior executives have strong industry reputations, which aid us in identifying acquisition and development opportunities and negotiating with tenants and sellers of properties. As of the date of this report, we do not have employment agreements with our senior executives. The loss of the services of these key personnel could affect our operations because of diminished relationships with existing and prospective tenants, property sellers and industry personnel. In addition, attracting new or replacement personnel may be difficult in a competitive market.

We face risks associated with security breaches through cyber attacks or cyber intrusions, as well as other significant disruptions of our information technology (“IT”) networks and related systems.

We face risks associated with security breaches or disruptions, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons inside our organization, persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. While, to date, we have not had a significant cyber breach or attack that had a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions will not be successful or damaging. For example, during the term of the management agreements with Whitestone, Whitestone managed our IT systems and was subject to a ransomware attack that affected our documents, and we cannot be sure of the extent of the damage done to our files despite Whitestone’s recovery of its data files after its payment of the ransom. Following the termination of the management agreements, we have worked on separating our information technology systems from those implemented and maintained by Whitestone. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, liquidity, and the market price of our common shares and would require significant management attention and resources to remedy any resulting damages. A security breach or other significant disruption involving our IT networks and systems could result in our inability to maintain the building systems relied upon by our tenants for their efficient use of their leased space, and the continuation of that circumstance could entitle the affected tenants to abate a portion of their rent. Further, one or more of our tenants could experience a cyber incident which could impact their operations and ability to perform under the terms of their lease with us. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and to investigate and remediate any information security vulnerabilities.

Risks Relating to Financing

An increase in interest rates would increase our interest costs and could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.

As of December 31, 2022, we had $14.6 million outstanding indebtedness, and we may incur more indebtedness in the future. Interest rates increased throughout 2022, and if interest rates continue to increase, it could have an adverse effect on our cash flow and our ability to pay principal and interest on our debt. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. As we incur indebtedness, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. For example, Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owns the Uptown Tower office building, is the borrower under a mortgage loan agreement. We were not able to refinance the mortgage loan for our Uptown Tower property, resulting in the filing of a bankruptcy petition for the borrower.

If principal payments due at maturity cannot be refinanced, extended, or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due. In addition, we may rely on debt to fund a portion of our new investments such as our acquisition and development activity. There is a risk that we may be unable to finance these activities on favorable terms or at all. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all.

Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors employed by the credit rating agencies in their rating analysis of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings. In the event our current credit ratings deteriorate, it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments.

The lack of certain limitations on our ability to incur debt could result in our becoming more highly leveraged. Any additional indebtedness incurred may have a material adverse effect on our financial condition and results of operations.

Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, we may incur additional debt and would do so, for example, to improve or develop our existing properties or to acquire new properties. We might become more highly leveraged as a result, and our financial condition might be negatively affected and the risk of default on our indebtedness could increase.

The incurrence of additional indebtedness could have adverse consequences on our business, such as:

•

requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, distributions, and other general corporate purposes;

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures, or other debt service requirements or for other purposes;
•	increasing our exposure to floating interest rates;
•	limiting our ability to compete with other companies who have less leverage, as we may be less capable of responding to adverse economic and industry conditions;
•	restricting us from making strategic acquisitions, developing properties, or capitalizing on business opportunities;
•	restricting the way in which we conduct our business due to financial and operating covenants in the agreements governing our future indebtedness;
•	exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments;
•	increasing our vulnerability to a downturn in general economic conditions; and
•	limiting our ability to react to changing market conditions in our industry.

The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition, and liquidity.

Risks Related to the Real Estate Industry

We face risks associated with local real estate conditions in areas where we own properties.

We may be adversely affected by general economic conditions and local real estate conditions. For example, an oversupply of commercial properties in a local area or a decline in the attractiveness of our Real Estate Assets to tenants would have a negative effect on us. Factors that may adversely affect the economic performance and value of our Real Estate Assets include, among other things:

•	population and demographic trends;
•	employment and personal income trends;
•	income and other tax laws;
•	changes in interest rates and availability and costs of financing;
•	increased operating costs, including insurance premiums, utilities, and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;
•	changes in the price of oil;
•	construction costs;
•	weather-related events;
•	changes in the national, regional, and local economic climate;
•

local real estate conditions such as an oversupply of rentable space caused by increased development of new properties, a reduction in demand for rentable space caused by a change in the preferences and requirements of our tenants (including space usage), or economic conditions decreasing the desirability of our locations;

•	the attractiveness of our properties to tenants or buyers;
•	competition from other available properties;
•	changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent and tenant improvement allowances;
•	uninsured losses or losses in excess of our insurance coverage as a result of casualty events or other claims or events;
•	insolvency of our insurance carriers;
•	sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism resulting in a disruption of day-to-day building operations;
•	the impact of a public health crisis and the governmental and third party response to such a crisis;
•	the need to periodically repair, renovate, and re-lease properties;
•	changes in federal, state, and local income tax laws as they affect real estate companies and real estate investors; and
•	changes in interest rates and availability of permanent financing sources that may render the sale of a property difficult or unattractive or otherwise reduce returns to shareholders.

We may be unable to compete for properties and tenants.

The real estate business is highly competitive. We compete for interests in properties with other real estate investors and purchasers, some of whom have greater financial resources, revenues and geographical diversity than we have. Furthermore, we compete for tenants with other property owners. All of our Real Estate Assets are subject to significant local competition. We also compete with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth.

Inflation and related volatility in the economy could negatively impact our tenants, our results of operations, and the value of our publicly-traded equity securities.

Inflation in the United States accelerated rapidly in 2022 and 2023 and is expected to continue at an elevated level in the near-term. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any fiscal or other policy interventions by the U.S. government in reaction to such events, could negatively impact our tenants’ businesses or our results of operations. We believe we have lost tenants due to inflationary pressures on their businesses in 2022 and 2023. Many of our leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, although a limited number of tenants have capped the amount of these operating expenses they are responsible for under their lease. As a result, we believe that most of our leases mitigate our exposure to increases in costs and operating expenses resulting from inflation. However, there can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. In addition, while most of our leases provide for scheduled rent increases, high levels of inflation could outpace these increases. As a result, our business, financial condition, results of operations, cash flows, and liquidity could be adversely affected over time. There is no guarantee that we will be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, remain unknown at this time.

Additionally, inflationary pricing may have a negative effect on the construction costs for repairs and improvements and any development projects we may undertake, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. For example, we experienced higher tenant improvement costs during 2023.

Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so. To the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases will result in higher debt service costs, which will adversely affect our cash flows. Our exposure to increases in interest rates in the short term includes the anticipated refinancing of our existing loan agreement. Increases in interest rates could increase our debt financing costs over time.

The state of the economy or other adverse changes in general or local economic conditions may adversely affect our operating results and financial condition.

Turmoil in the global financial markets may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions. Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns, and other similar factors that affect our tenants could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the collateral securing any loan investments we may make. Additionally, an adverse economic situation could have an impact on our lenders or tenants, causing them to fail to meet their obligations to us. No assurances can be given that the effects of an adverse economic situation will not have a material adverse effect on our business, financial condition and results of operations.

Pandemics, such as COVID-19, and mitigation efforts to control their spread may impact our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic, including the ongoing emergence of viral variants, has caused and could continue to cause widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. Our financial condition, results of operations and cash flows are affected by our ability to lease our properties and collect rental revenues, renew our leases or lease vacant space on favorable terms, and the health and well-being of our tenants, employees, and other stakeholders, all of which could be adversely affected by COVID-19 or other pandemics. In addition, to the extent the COVID-19 pandemic, its macroeconomic effects or the government responses thereto adversely affect our business, financial condition, results of operations and cash flows, they may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” in this report.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

The Americans with Disabilities Act generally requires that certain buildings, including office buildings, residential buildings and hotels, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards or our properties could be shut down by enforcement officials. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

Legislative or regulatory action with respect to tax laws and regulations could adversely affect us and our shareholders.

We are subject to state and local tax laws and regulations. Changes in state and local tax laws or regulations may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our shareholders that any such changes will not adversely affect the taxation of a shareholder. We cannot assure you that future changes to tax laws and regulations will not have an adverse effect on an investment in our stock.

We are subject to environmental laws and regulations.

Current and previous real estate owners and operators may be required under various federal, state, and local laws, ordinances, and regulations to investigate and clean up hazardous substances released at the properties they own or operate. They may also be liable to the government or to third parties for substantial property or natural resource damage, investigation costs, and cleanup costs. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may adversely affect the owner’s ability to use, sell, or lease real estate or to borrow using the real estate as collateral. We have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we currently or formerly owned. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, released from, or present at the property. A conveyance of the property, therefore, may not relieve the owner or operator from liability. Moreover, material environmental liabilities or compliance concerns may exist, of which we are currently unaware, that in the future may have a material adverse effect on our business, assets or results of operations.

Climate change and its effects, including compliance with new laws or regulations such as “green” building codes, may require us to make improvements to our existing properties or result in unanticipated losses that could affect our business and financial condition.

To the extent that climate change causes an increase in catastrophic weather events, such as severe storms, fires or floods, our properties may be susceptible to an increase in weather-related damage. Even in the absence of direct physical damage to our properties, the occurrence of any natural disasters or a changing climate in the area of any of our properties could have a material adverse effect on business, supply chains and the economy generally. Climate change could cause an increase in property and casualty insurance premiums. The potential impacts of future climate change on our properties could adversely affect our ability to lease, develop, or sell our properties or to borrow using our properties as collateral. In addition, any proposed legislation or regulatory actions enacted to address climate change could increase the costs of energy, utilities, and overall development. The resulting costs of any proposed legislation or regulatory action may adversely affect our financial position, results of operations, and cash flows.

Risks Related to the Ownership of Our Common Shares

The market price of our common shares may fluctuate.

The market price of our common shares has been, and may continue to be, subject to fluctuation due to many events and factors such as those described in this report, including:

•	quarterly variations in operating results;
•	changes in market valuations of other similar companies;
•	actual or anticipated variations in our operating results, funds from operations, or liquidity;
•

the general reputation of real estate as an attractive investment in comparison to other equity securities and/or the reputation of the product types of our assets compared to other sectors of the real estate industry;

•	material changes in any significant tenant industry concentration;
•	material changes in market concentrations;
•	the general stock and bond market conditions, including changes in interest rates or fixed income securities;
•	changes in tax laws;
•	changes in market valuations of our properties;
•	adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt, and our ability to refinance such debt on favorable terms;
•	any failure to comply with existing debt covenants;
•	any foreclosure or deed in lieu of foreclosure of our properties;
•	additions or departures of trustees, key executives, and other employees;
•	actions by institutional shareholders;
•	uncertainties in world financial markets;
•	general market and economic conditions; in particular, market and economic conditions of Dallas and Houston; and
•	the realization of any of the other risk factors described in this report.

Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our common shares. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

Many of the factors listed above are beyond our control. Those factors may cause the market price of our common shares to decline, regardless of our financial performance, condition, and prospects. The market price of our common shares may fall significantly in the future, and it may be difficult for our shareholders to resell our common shares at prices they find attractive.

We do not qualify as a REIT.

Since we do not qualify as a REIT, we are not be allowed to deduct dividends to shareholders in computing our taxable income and are subject to federal income tax at regular corporate rates. The additional tax incurred at regular corporate rates could significantly reduce the cash flows. Furthermore, we are not required by the Internal Revenue Code to make any dividends to our shareholders as a condition to maintain REIT qualification. The REIT qualification requirements are extremely complex, and interpretation of the U.S. federal income tax laws governing REIT qualification is limited. There can be no assurance that we will meet REIT qualifications in the future. In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations, or court decisions will not change the tax laws significantly with respect to any future attempts to qualify as a REIT or with respect to the federal income tax consequences of qualification.

Certain provisions of our declaration of trust and bylaws may inhibit a change of our control.

Certain provisions contained in our declaration of trust and bylaws and the Maryland General Corporation Law may discourage a third party from making a tender offer or acquisition proposal to us. If this were to happen, it could delay, deter, or prevent a change in control or the removal of existing management. These provisions also may delay or prevent our shareholders from receiving a premium for their common shares over then-prevailing market prices. These provisions include:

•	no cumulative voting in the election of trustees, which limits the ability of minority shareholders to elect trustee candidates;
•	a classified board of trustees;
•

the exclusive right of our board of trustees to elect a trustee to fill a vacancy created by the expansion of the board of trustees or the resignation, death or removal of a trustee, which prevents shareholders from being able to fill vacancies on our board of trustees;

•

the ability of our board of trustees to determine to issue preferred shares and to determine the price and other terms of those shares, including preferences and voting rights, without shareholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on shareholder action by written consent by less than unanimous consent, which may force shareholder action to be taken at an annual or special meeting of our shareholders; and
•

advance notice procedures that shareholders must comply with in order to nominate candidates to our board of trustees or to propose matters to be acted upon at a shareholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of trustees or otherwise attempting to obtain control of us.

In addition, Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the trustees in unsolicited takeover situations and certain “business combinations” and “control share acquisitions.” Our bylaws contain provisions exempting us from the Maryland Control Share Acquisition Act and the Maryland Business Combination Act. Our bylaws prohibit the repeal, amendment or alteration of our Maryland Control Share Acquisition opt out without the approval by the Company’s shareholders; however, there can be no assurance that this provision will not be amended or eliminated at some time in the future.

A small number of existing shareholders control our company, which could limit your ability to influence the outcome of shareholder votes.

Our trustees beneficially own approximately 62% of our common shares as of June 30, 2025. As a result, these persons may be able to exercise significant influence over the outcome of shareholder votes, including votes concerning the election of trustees, the adoption or amendment of provisions in our declaration of trust or bylaws and the approval of mergers and other significant corporate transactions.

We are subject to the reporting requirements of the federal securities laws, which can be expensive.

We are a public reporting company in the United States and therefore, we are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC will cause our expenses to be higher than they would be if we were a privately-held company.

The issuance or sale of equity, convertible or exchangeable securities in the market, or the perception of such future sales or issuances, could lead to a decline in the price, if any, of our common shares.

Our board of trustees has the authority to issue up to 450,000,000 common shares and 50,000,000 preferred shares of beneficial interest. Any issuance of equity or securities convertible into or exchangeable for our equity securities, including for the purposes of expansion of our business, may have a dilutive effect on our existing shareholders.

The perceived risk associated with the possible issuance of a large number of common shares or securities convertible into or exchange for a large number of common shares could cause some of our shareholders to sell their shares, thus causing the price of our shares to decline. Subsequent sales of common shares in the open market or the private placement of common shares or securities convertible into or exchangeable for common shares could also have an adverse effect on the market price, if any, of our common shares. If our common shares price declines, it may be more difficult for us to or we may be unable to raise additional capital.

We may conduct further equity offerings in the future. If common shares are issued in return for additional funds, property or services, the price per share could be lower than that paid by our current shareholders. Also, any capital stock we sell in the future may be valued on an arbitrary basis by us and the issuance of capital stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by our existing shareholders.

Future sales of substantial amounts of our currently outstanding common shares in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common shares and could impair our ability to raise capital through future offerings of equity or equity-related securities. We cannot predict what effect, if any, future sales of our common shares, or the availability of shares for future sales, will have on the market price of our common shares.

Because our shares are deemed “penny stock,” you may have difficulty selling them in the secondary trading market.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange, the equity security also would constitute a “penny stock.” As our common shares fall within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common shares, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made regarding compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker-dealers to sell our common shares and the ability of shareholders to sell our common shares in the secondary market may be limited. As a result, the market liquidity for our common shares may be severely and adversely affected. We can provide no assurance that trading in our common shares will not be subject to these or other regulations in the future, which would negatively affect the market for our common shares.

Risks Related to Our Bankruptcy

As a result of our bankruptcy cases, we are subject to the risks and uncertainties associated with bankruptcy cases and operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives.

For the duration of our bankruptcy cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to obtain bankruptcy court approval with respect to motions filed in the bankruptcy cases from time to time;
•

our ability to comply with and operate under the requirements and constraints of applicable bankruptcy laws and under any cash management, cash collateral, adequate protection, or other orders entered by the bankruptcy court from time to time;

•

our ability to engage in intercompany transactions and to fund operations from cash on hand or from financings and, in the event of such financings, our ability to comply with the terms of such financings;

•	our ability to negotiate and consummate our plan of liquidation and the Whitestone Uptown Tower plan of reorganization;
•	our ability to develop, fund, and execute our business plan; and
•	our ability to continue as a going concern.

These risks and uncertainties could affect our business and operations in various ways. For example, transactions outside the ordinary course of business are subject to the prior approval of the bankruptcy court, which may limit our ability to respond timely to certain events or take advantage of opportunities. Because of the risks and uncertainties associated with the bankruptcy cases, we cannot predict or quantify the ultimate impact that events occurring during the bankruptcy process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

Prosecution of the bankruptcy cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations.

While the bankruptcy cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the bankruptcy cases continue to be protracted. During the bankruptcy cases, our employees have faced considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet tenant expectations, thereby adversely affecting our business and results of operations. The failure to retain members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

We are in the process of Chapter 11 reorganization cases under the Bankruptcy Code, which may cause our common shares to decrease in value or may render our common shares worthless.

Following the commencement of the bankruptcy cases, the price of our common shares, Class A Cumulative Convertible Preferred Shares and Our Class C Convertible Preferred Shares may decrease in value or become worthless. Accordingly, any trading in our shares during the pendency of our bankruptcy cases is highly speculative and poses substantial risks to holders and purchasers of our shares. Recoveries in the bankruptcy cases for holders of shares, if any, will depend upon our ability to implement our plans of liquidation and reorganization, the treatment of claims under the plans and the value of our assets. We expect that shareholders would not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness, are paid in full. We also expect our shareholders’ equity to decrease as we use cash on hand to support our operations in bankruptcy. Consequently, there is a significant risk that the holders of our shares will receive no recovery under the bankruptcy cases and that our shares will be worthless.

Operating in bankruptcy for a long period of time may harm our business.

Prolonged operations under bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity. So long as we remain subject to bankruptcy court protection, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations. A prolonged period of operating under bankruptcy court protection also may continue to make it more difficult to retain management and other key personnel necessary to the success of our business. In addition, the longer we remain under bankruptcy court protection, the more likely it is that tenants and vendors will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

So long as we remain under bankruptcy court protection, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the bankruptcy cases, including potentially the cost of litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect our financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a Chapter 11 plan. It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation. The impact of any such litigation on our business and financial stability, however, could be material.

Should the time that we remain under bankruptcy court protection be protracted, we may also need to seek new financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, the chances of confirming a Chapter 11 plan may be seriously jeopardized and the likelihood that we will instead be required to liquidate our assets may increase.

Item 2. Properties.

General Physical and Economic Attributes

As of December 31, 2022, Pillarstone OP continued to own, and assumed self-management and leasing for its eight Real Estate Assets in the Dallas and Houston areas comprised of approximately 0.9 million square feet of gross leasable area.

The following table sets forth certain information relating to each of our properties owned as of December 31, 2022.

		Year Built/	Gross Leasable	Percent Occupied At	Annualized Base Rental Revenue	Average Base Rental Revenue	Average Net Effective Annual Base Rent Per Leased
Community Name	Location	Renovated	Area	12/31/2022	(in thousands) (1)	Per Sq. Ft. (2)	Sq. Ft. (3)
9101 LBJ Freeway	Dallas	1985	125,874	49%	$760	$12.38	$12.31
Corporate Park Northwest	Houston	1981	174,359	75%	1,804	13.89	13.87
Corporate Park Woodland II	Houston	2000	14,344	83%	237	19.81	19.84
Holly Hall Industrial Park	Houston	1980	90,000	58%	270	5.17	5.16
Holly Knight	Houston	1984	20,015	75%	576	38.33	37.98
Interstate 10 Warehouse	Houston	1980	151,000	6%	50	5.39	5.39
Uptown Tower	Dallas	1982	253,981	54%	3,880	28.26	28.22
Westgate Service Center	Houston	1984	97,225	83%	881	10.87	10.85

Total / Weighted Average			926,798	54%	$8,458	$16.98	$16.94

(1)

Calculated as the tenant's actual December 31, 2022 base rent multiplied by 12. Excludes vacant space as of December 31, 2022. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), historical results differ from the annualized amounts.

(2)

Calculated as annualized base rent divided by gross leasable area ("GLA") leased as of December 31, 2022. Excludes vacant space as of December 31, 2022. In July 2023, Interstate 10 Warehouse building experienced a roof collapse due to deferred maintenance issues dating back to the management of the building by Whitestone TRS, Inc. and Whitestone REIT, and we are no longer leasing any portion of that building.

(3)

Represents (i) the contractual base rent for leases in place as of December 31, 2022, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortized free rent periods, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases as of December 31, 2022.

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

Our executive management team worked to restore normal operations and leasing activities quickly after Whitestone’s unanticipated termination of their managerial services. Many of our actions were affected by a lack of usable information being made available to us on a timely basis.

We discovered significant deferred maintenance and neglect of our assets had occurred under Whitestone’s management. Our efforts to address these matters have in some cases been stymied by Whitestone’s litigation against us in Delaware where the court has limited our ability to incur expenses above low threshold amounts for the types of expenses a company in our industry could expect to incur in the ordinary course of business. Our legal and professional fees have increased substantially as we address the internalization of management and the litigation matters discussed in this report.

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

As of December 31, 2022, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for the mortgage loan. In addition, the lender asserted that Whitestone’s termination of the management agreement for Uptown Tower also caused an event of default under the loan agreement.

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

On October 24, 2023, the lender delivered a notice of foreclosure sale to the borrower providing notice that, among other things, as of the maturity date, the borrower failed to repay all amounts due under the note, and making a demand on (1) the borrower and all persons and entities obligated on the promissory note evidencing the mortgage loan (except to the extent that the obligation is expressly limited by written contract or applicable law) for payment in full of the entire indebtedness, and on (2) the borrower for payment of rents and proceeds of any rents to which the lender is entitled under the mortgage loan documents and Texas Property Code chapter 64, Assignment of Rents to Lienholder. The notice of foreclosure sale also included a notice of foreclosure sale regarding the planned foreclosure sale of Uptown Tower on December 5, 2023.

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

The plan of reorganization in the bankruptcy case, providing for the sale of Uptown Tower and treatment of claims, was confirmed in July 2024. We sold Uptown Tower in July 2025 for a purchase price of $20 million, or $17.3 million after deductions, closing costs and commissions and reimbursements to the seller, and paid off the American Bank, N.A. indebtedness. We are holding approximately $13.6 million of the sale proceeds representing funds Whitestone OP mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so on Whitestone Uptown Tower, LLC’s behalf. We are currently disputing the treatment and timing of repayment of the $13.6 million to Whitestone OP in the Whitestone Uptown Tower bankruptcy case.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for the common shares. Only a sporadic and highly limited market exists for our common shares, particularly as we have been delinquent in filing our annual and quarterly reports under the Exchange Act. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Our common shares are not on an exchange but are quoted on the Expert Market of the OTC Markets Group (the "Expert Market") with the symbol "PRLEQ".

The number of holders of record of our common shares was 101 as of July 21, 2025, and we estimate we have approximately 250 beneficial holders of common shares as of that date. As of July 21, 2025, we had 657,084 common shares of beneficial interest outstanding.

The following table sets forth the quarterly high and low sale prices per share of our common shares for the years ended December 31, 2022 and 2021 as reported on the Pink Market, where the common shares were quoted as of those dates. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

For the Year Ended December 31, 2022	High	Low

First Quarter	$2.55	$1.31
Second Quarter	$1.37	$1.37
Third Quarter	$1.43	$1.30
Fourth Quarter	$1.31	$1.31

For the Year Ended December 31, 2021	High	Low

First Quarter	$2.50	$1.90
Second Quarter	$2.24	$1.90
Third Quarter	$2.50	$1.27
Fourth Quarter	$2.50	$1.31

On May 29, 2024, the date of the most recent unsolicited customer offer shown on the Expert Market, the offer price for our common shares was $0.0151 per share.

Our Class A Cumulative Convertible Preferred Shares ("Class A Preferred Shares") are quoted on the Expert Market with the symbol "PRLPQ". The number of holders of record of our Class A Preferred Shares is two, and there have not been any transactions in these shares in the last two years. Class A Preferred shareholders have the right to convert their shares into common shares as follows: 95,226 Class A Preferred Shares are each convertible into 0.046 common shares and 161,410 Class A Preferred Shares are each convertible into 0.305 common shares.

Our Class C Convertible Preferred Shares ("Class C Preferred Shares") were issued effective September 29, 2006 to the trustees of the Company who contributed cash and/or services for these shares. The Class C Preferred Shares are not quoted on an exchange or the Expert Market.

Dividend Policy

We do not anticipate paying dividends on our common shares in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of the board of trustees and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of trustees.

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities in 2022.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. We own approximately 18.6% of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) and serve as its general partner. Substantially all of our operations and activities are conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we have the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. Pillarstone OP owns two office buildings in the Dallas metropolitan area and six office/warehouse and retail locations in the Houston metropolitan area having approximately 927 thousand square feet of gross leasable area.

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

Our executive management team worked to restore normal operations and leasing activities quickly after Whitestone’s unanticipated termination of their managerial services. Many of our actions were affected by a lack of usable information being made available to us on a timely basis.

We discovered significant deferred maintenance and neglect of our assets had occurred under Whitestone’s management. Our efforts to address these matters have in some cases been stymied by Whitestone’s litigation against us in Delaware where the court has limited our ability to incur expenses above low threshold amounts for the types of expenses a company in our industry could expect to incur in the ordinary course of business. Our legal and professional fees have increased substantially as we address the internalization of management and the litigation matters discussed in this report.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Comparison of the Years Ended December 31, 2022 and 2021

The following provides a general comparison of our results of operations (dollars in thousands):

	Year Ended December 31,
	2022	2021
Number of properties	8	8
Aggregate GLA (sq. ft.)	926,798	926,798
Ending occupancy rate	54%	58%

Total revenues	$8,719	$9,273
Total operating expenses	8,862	8,009
Total other expenses	843	788
Provision for income tax expense (benefit)	139	2
Net income (loss)	(1,125)	474
Less: Non-controlling interest in subsidiary	(1,565)	733
Net income (loss) available to Common Shareholders	$440	$(259)

Revenues. We had total revenues for the years ended December 31, 2022 and 2021 of $8.7 million and $9.3 million, respectively, a decrease of $554 thousand, or 6%. The decrease was principally caused by a decline in occupancy rates from 58% at December 31, 2021 to 54% at December 31, 2022. This decline was most notable at our two office buildings in the Dallas metropolitan areas. Leasing activity was adversely affected by Whitestone’s efforts in early-2022. In response, we began soliciting leasing assistance from independent brokers. Whitestone’s unexpected termination of their managerial services in August 2022 further impaired our leasing activities.

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

Expenses. Our operating expenses were $8.9 million for the year ended December 31, 2022 compared to $8.0 million for 2021, an increase of $853 thousand, or 11%. The overall increase was primarily due to legal expenses incurred for the lawsuits with Whitestone and contract accounting services and other costs as we internalized management after Whitestone’s unexpected termination of managerial services. Legal expenses, principally associated with the Whitestone litigation, totaled $855 thousand in 2022. In 2021, our legal expenses were $69 thousand. The primary components of operating expenses are detailed in the table below (in thousands):

	Year Ended December 31,
	2022	2021	Change	% Change
Depreciation and amortization	$1,994	$2,055	$(61)	-3%
Operating and maintenance	3,119	3,041	78	3%
Real estate taxes	1,639	1,646	(7)	0%
General and administrative	1,586	699	887	127%
Management fees	524	568	(44)	-8%
Total operating expenses	$8,862	$8,009	$853	11%

Other expenses principally include interest expense on our indebtedness. We made scheduled payments of principal and interest on our mortgage for Uptown Tower. We recognized a loss on disposal of fixed assets of $67 thousand in the 2022 period as compared with $1 thousand in the 2021 period, which is included in other expenses. We expect our operating and other expenses to increase significantly during 2023 as a result of the internalization of management and lack of significant cooperation in these efforts from Whitestone, the expenses of the ongoing litigation with Whitestone, and our addressing significant life safety and deferred maintenance issues at the Real Estate Assets that occurred during Whitestone’s management of the Real Estate Assets through Whitestone’s termination of its management activities for the Real Estate Assets in August 2022.

Our effective tax rate for the years ended December 31, 2022 and 2021 was 14% and 0%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes and permanent differences for non-deductible expenses.

Noncontrolling interest in subsidiary represents the share of earnings of Pillarstone OP allocable to holders of partnership interests other than us.

Liquidity and Capital Resources

As of December 31, 2022, our unrestricted cash resources were $5.2 million.

Significant sources and uses of cash during 2022.

Sources of cash:

•

Cash from operating activities was approximately $1.5 million, which included $292 thousand from the primary components of our working capital (receivables, prepaid expenses, accounts payable, security deposits).

•	We received $1.0 million of insured loss reimbursements for elevator damage at Uptown Tower prior to Whitestone’s termination of the management agreements for the Real Estate Assets.

Uses of cash:

•	Capital expenditures were $1.8 million principally for elevator repairs at Uptown Tower and other deferred maintenance and life safety needs at our properties.
•	We made repayments of notes payable totaling $760 thousand.

We expect our cash needs to increase significantly during 2023 as a result of the internalization of management and lack of significant cooperation in these efforts from Whitestone, the expenses of the ongoing litigation with Whitestone, and our addressing significant life safety and deferred maintenance issues at the Real Estate Assets that occurred during Whitestone’s management of the Real Estate Assets through Whitestone’s termination of its management activities for the Real Estate Assets in August 2022.

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

These reimbursement provisions have provided us with critical sources of cash and liquidity to maintain our operations. Following Whitestone’s abrupt termination of managerial services to Pillarstone OP, we have incurred significant costs to internalize management and to select and implement an enterprise-wide system of our own. We have also incurred substantial legal costs in our litigation with Whitestone.

We determined that Whitestone, under the property management agreements in effect until August 2022, was not making appropriate reimbursement of the General Partner’s operating and administrative expenses from Pillarstone OP. During the first quarter of 2022, we recorded $1.8 million as reimbursement of expenses for the years ended 2017 through 2021. We recorded reimbursements from Pillarstone OP totaling $1.1 million in 2022 for operating and administrative expenses incurred in 2022.

The reimbursements initially reported in our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2022 and June 30, 2022 were substantially offset by reserves totaling $1.8 million because the amounts were disputed by Whitestone. In addition, while in control of the bank accounts, Whitestone refused to transfer the reimbursements as directed by the General Partner. As the manager responsible for all of our day-to-day operations prior to August 2022, Whitestone maintained financial records and access to all of our cash balances. The reserves were necessary then in recognition that significant efforts, including litigation, may have been necessary to collect these amounts.

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

Indebtedness. The Company’s indebtedness at December 31, 2022 is presented in Item 8, “Financial Statements – Note 7 – Debt” and our lease obligations are presented in Item 8, “Financial Statements—Note 4 – Leases.”

At December 31, 2022, Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owns the Uptown Tower office building, was the borrower under a loan agreement. The Uptown Tower office building was subject to a mortgage under the loan agreement. The mortgage debt is guaranteed by Whitestone OP. This mortgage is an obligation of Whitestone Uptown Tower, LLC, a subsidiary included in our consolidated financial statements. Neither Pillarstone Capital REIT nor Pillarstone OP had any obligation or guarantee of this indebtedness nor did any of our other properties collateralize this indebtedness.

As of December 31, 2022, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender. In addition, the lender has asserted that Whitestone’s termination of the management agreement for Uptown Tower also caused an event of default under the loan agreement.

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

On October 24, 2023, the lender delivered a notice of foreclosure sale to the borrower providing notice that, among other things, as of the maturity date, the borrower failed to repay all amounts due under the note, and making a demand on (1) the borrower and all persons and entities obligated on the promissory note evidencing the mortgage loan (except to the extent that the obligation is expressly limited by written contract or applicable law) for payment in full of the entire indebtedness, and on (2) the borrower for payment of rents and proceeds of any rents to which the lender is entitled under the mortgage loan documents and Texas Property Code chapter 64, Assignment of Rents to Lienholder. The notice of foreclosure sale also included a notice of foreclosure sale regarding the planned foreclosure sale of Uptown Tower on December 5, 2023.

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

The plan of reorganization in the bankruptcy case, providing for the sale of Uptown Tower and treatment of claims, was confirmed in July 2024. We sold Uptown Tower in July 2025 for a purchase price of $20 million, or $17.3 million after deductions, closing costs and commissions and reimbursements to the seller, and paid off the American Bank, N.A. indebtedness. We are holding approximately $13.6 million of the sale proceeds representing funds Whitestone OP mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so on Whitestone Uptown Tower, LLC’s behalf. We are currently disputing the treatment and timing of repayment of the $13.6 million to Whitestone OP in the Whitestone Uptown Tower bankruptcy case.

In addition to the mortgage loan, we have approximately $198,000 of convertible notes payable and corresponding accrued interest of approximately $141,000. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. Any repayment of the convertible notes will be determined under our plan of liquidation and bankruptcy court proceedings.

Long Term Liquidity and Operating Strategies.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $23.4 million as of December 31, 2022 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

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

Interest Rates and Inflation

We were not significantly affected by rising interest rates during the periods presented in this report due primarily to having 100% of our debt with a fixed rate as of December 31, 2022. Any new indebtedness may be at higher rates than the 4.97% base rate of interest under the loan agreement, plus the default rate of interest, which is 5% above the interest rate under the loan agreement. For example, the mortgage loan with American Bank, N.A. that replaced the prior loan for Uptown Tower bears interest at the WSJ Prime Rate (as defined in the loan agreement) plus 7.5%. If we are not able to incur indebtedness on favorable terms to us, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

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

Impairment. We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. There was no impairment of our Real Estate Assets during the periods presented in this report.

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

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

In connection with the preparation of our annual consolidated financial statements, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, the following material weaknesses have been identified:

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

Management has concluded that, based on applying the COSO criteria, as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Remediation Plans. These material weaknesses arose because of Whitestone’s abrupt termination in August 2022 of managerial services they provided. At the date its managerial services ceased, we did not have our own personnel, processes or systems needed for proper accounting and financial reporting. While we immediately began to address these needs after Whitestone’s termination, we were unable to complete the design and implementation of appropriate internal control over financial reporting before year-end. These material weaknesses did not result in a material misstatement of our consolidated financial statements for the periods presented.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Our efforts to internalize management, establish new accounting and financial reporting processes and implement new systems have resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance.

Trustees and Executive Officers

Our Board currently consists of five members and is divided into three classes, each consisting of two trustees, and each class serves for a three-year term.

The following table sets forth information for our current trustees and executive officers:

Name(1)	Age	Position	Trustee Class Designation	Trustee Term Expiration(2)
Bradford D. Johnson	66	President, Chief Executive Officer and Trustee	Class I	2025
James C. Mastandrea	81	Chairman of Board of Trustees	Class I	2025
John J. Dee	74	Trustee	Class II	2024
Dennis H. Chookaszian	81	Trustee	Class III	2023
Kathy M. Jassem	79	Trustee	Class III	2023
Daniel P. Kovacevic	66	Chief Financial Officer	-	-
William J. Carter	78	Chief Operating Officer	-	-

(1)	Paul T. Lambert served as a Class II trustee from November 1998 until his death in November 2024, including the year ended December 31, 2022.
(2)

Due to the financial reporting issues resulting from the termination of the management agreements with Whitestone discussed in this report, the Company’s 2023, 2024 and 2025 Annual Meetings of Shareholders have been postponed. It has not been rescheduled as of the date of filing of this report.

Each of the individuals listed above served in the positions listed above at the time of the filings of the bankruptcy petitions described in Item 3, “Legal Proceedings” in this report.

Class I Trustees:

James C. Mastandrea has been our Chairman since 2003 and served as our President and Chief Executive Officer from 2003 until July 2022. Mr. Mastandrea has over 40 years of experience in the real estate industry and 23 years serving in high level positions of publicly traded companies. From 2006 until January 2022, he served as the President, Chief Executive Officer and Chairman of the Board of Trustees of Whitestone REIT (NYSE), a publicly traded REIT focused on Community Centered Properties™. In addition, since 1978, Mr. Mastandrea has served as the Chief Executive Officer/Founder of MDC Realty Corporation, a privately held residential and commercial real estate development company. From 1994 to 1998, Mr. Mastandrea served as Chairman and Chief Executive Officer of First Union Real Estate Investments (NYSE), a publicly traded real estate investment trust. Mr. Mastandrea also served in the U.S. Army from 1964 to 1966. In 2017, Mr. Mastandrea was recognized with the EY Entrepreneur of the Year Award for the Gulf Coast Texas Region in the Transformational CEO category. He regularly lectures to MBA students at the University of Chicago, has instructed as an Adjunct Professor in the MBA program at Rice University’s Jones Graduate School of Business in Houston, Texas, and has presented to institutional investors in the U.S. and Europe. Mr. Mastandrea’s significant experience in the commercial and residential real estate business, capital markets, and private and public companies as a real estate expert allows him to provide insight into various aspects of the economy and commercial real estate, which is of significant value to our Board.

Bradford D. Johnson has been our President and Chief Executive Officer since July 2022. Mr. Johnson has 40 years of experience in debt and equity capital markets, portfolio asset management and commercial development for domestic and international public and private REITs, pension funds and corporations with office, retail, industrial, senior living, student housing, multi-family apartments, and single-family rental operations in the U.S. Most recently, he served as Executive Vice President of Acquisitions and Asset Management for Whitestone REIT from 2010 to February 2022. Prior to Whitestone, Mr. Johnson held the positions of VP of Acquisitions and Development with Campus Living Villages Funds; Director of Finance & Capital Markets for Place Properties; Managing Director and CFO for Matrix Healthcare Development, Inc.; VP Development Manager for Robert Patillo Properties; and VP Asset & Portfolio Management, SE Region USA for Lendlease North America, formerly known as The Yarmouth Group Inc. Mr. Johnson began his career as an Associate Financial Analyst, Property Finance Group for LaSalle Partners, a predecessor firm of Jones Lang LaSalle, and Income Property Broker for Marcus & Millichap. Mr. Johnson holds a Bachelor of Arts degree from Baylor University with a concentration in Business. The Board determined that Mr. Johnson should serve as a trustee based on his appointment and position as President and Chief Executive Officer and his understanding of and experience in our markets and industry.

Class II Trustees:

John J. Dee served as our Senior Vice President, Chief Financial Officer, Secretary, and trustee from 2003 to July 2022, and continues his service to the Company as Secretary and trustee. From 2006 to February 2022, Mr. Dee was also Chief Operating Officer, Executive Vice President, and Corporate Secretary at Whitestone REIT (NYSE), a publicly traded real estate investment trust (“REIT”) focused on Community Centered Properties™. Prior to Mr. Dee’s joining Pillarstone, from 2002 to 2003, he was Senior Vice President and Chief Financial Officer of MDC Realty Corporation, a privately held residential and commercial real estate development company. From 2000 to 2002, Mr. Dee was Director of Finance and Administration for a Cleveland, Ohio law firm. From 1978 to 2000, Mr. Dee held various management positions with First Union Real Estate Investments (NYSE), including Senior Vice President and Chief Accounting Officer from 1996 to 2000. Mr. Dee is licensed as a CPA (inactive status) in the State of Ohio. Mr. Dee has a significant number of years of experience with publicly listed real estate investment trusts and adds exceptional experience and skills to our management team and Board.

Class III Trustees:

Dennis H. Chookaszian has served as a trustee since June 2016. Mr. Chookaszian served as Chairman of the Financial Accounting Standards Advisory Council, which advises the Financial Accounting Standards Board, from January 2007 to December 2011. During his 27-year career with CNA Financial Corporation (“CNA”), Mr. Chookaszian held several management positions at CNA’s business unit and corporate levels. Mr. Chookaszian joined CNA in 1975 as Chief Financial Officer until 1990 when he became President. In 1992, he was named Chairman and Chief Executive Officer of CNA Insurance Companies, and in 1999 he became Chairman of CNA’s executive committee until he retired in 2001. Besides Pillarstone Capital, Mr. Chookaszian currently serves on the boards of one other public company: Perdoceo Corporation (NasdaqGS: PRDO), a private post-secondary education provider, since 2002. In 2010, Mr. Chookaszian received the Outstanding Director Award from the Financial Times Outstanding Directors Exchange. Mr. Chookaszian is a member of the advisory board and an adjunct Professor at University of Chicago Booth School of Business where he teaches courses in corporate governance. He also has taught a course in international corporate governance at Cheung Kong Graduate School of Business (China) and at Shanghai Advanced Institute of Finance (China). He also is a trustee of Northwestern University and a member of the advisory board of Kellogg Graduate School of Management. Mr. Chookaszian has a Bachelor of Science in chemical engineering from Northwestern University, a Master of Business Administration in finance from University of Chicago, and a Master’s degree in economics from London School of Economics. He is a Certified Public Accountant, Chartered Global Management Accountant, Certified Management Consultant, and Chartered Property Casualty Underwriter. Mr. Chookaszian has significant business, audit committee and teaching experience that adds significantly to the oversight and governance of the Company.

Kathy M. Jassem has served as a trustee since August 2018. From 2007 through December 2021 and from December 2023 to the present, Ms. Jassem has been employed by the New Jersey Division of Investment and has been Senior Portfolio Manager, managing $1 billion of domestic and global equity property portfolios. Ms. Jassem held the following NASD licenses: Series 7, 24, 63, 86 and 87. She also earned an MBA degree from The Wharton School, University of Pennsylvania. She has been a member of the NAREIT Advisory Council. Ms. Jassem has extensive experience in real estate investments and maintains regular contact with real estate investment professionals and analysts providing the Board with a broad base of knowledge for current real estate investment trends.

Additional Executive Officers

Daniel P. Kovacevic has been our Chief Financial Officer since July 2022. Mr. Kovacevic has more than 40 years of experience in commercial and residential real estate as a developer and financial executive for public and private REITs and corporations with operations in the retail, multi-family residential , and single-family sectors. Prior to joining Pillarstone, Mr. Kovacevic was VP of Whitestone REIT, responsible for leasing and management of 2.4 million retail square feet from December 2011 to February 2022. His previous roles include Chief Financial Officer and Principal with the Mitroff Companies, a suburban Chicago homebuilder and commercial real estate business; VP-Finance with Midwest Development Corporation, a Chicago based real estate developer; and staff accountant with Coopers and Lybrand, now part of Price Waterhouse Coopers. Mr. Kovacevic was President of Homebuilders Association of Greater Chicago in 2006 and currently is serving his third term on Town of Fountain Hills Planning and Zoning Commission, and his first term as Chairman. He is a Certified Public Accountant (inactive) and holds a Bachelor of Science, Civil Engineering from Northwestern University, McCormick School of Engineering and a Master of Management, Finance and Accounting degree from Northwestern University, Kellogg Graduate School of Management.

William J. Carter was named Chief Operating Officer in July 2022. Mr. Carter has more than 40 years of experience in commercial real estate. Prior to joining Pillarstone, he was President and Owner of Columbia Capital LLC, which provides short-term bridge loans to real estate professionals since 2013. His previous experience includes serving as Group Vice President for Continental Illinois Bank with divisional responsibility for a $2 billion construction loan portfolio and managerial responsibility for 30 real estate professionals; CEO and President for Granada Construction Corporation, a regional apartment development company, where he developed more than 5,000 apartment units and sourced in excess of $300 million debt and equity capital; Managing Member for De Morgan Capital, a venture with a British pension fund to acquire real estate, source capital and provide advisory services; senior analyst for Real Estate Research Corporation, an international real estate consulting firm; and Executive Officer for Jupiter Realty, Major Realty and Brencor LLC. Mr. Carter holds a Bachelor of Business Administration degree from the University of Georgia.

Trustee Independence

Our common shares are currently quoted on the Expert Market of the OTC Markets Group. Accordingly, we are not subject to the rules of any national securities exchange that require a majority of a listed company’s trustees and specified committees of the board of trustees meet independence standards prescribed by such rules. However, the Board has affirmatively determined that each of Mr. Chookaszian and Ms. Jassem did not have a material relationship with Pillarstone Capital REIT that would interfere with the exercise of independent judgment and are “independent” as defined under NYSE MKT listing standards, applicable SEC rules and the standards prescribed by our declaration of trust.

Meetings and Committees of the Board

Our entire Board considers all major strategic decisions concerning our business.  Our Board has also established committees so that certain matters can be addressed in more depth than may be possible at a meeting of the entire Board.  Our Board has established a standing Nominating Committee, Audit Committee, and Management, Organization and Compensation Committee.

Our Board’s committee membership is as follows, with the “X” denoting the members of the respective committee:

Name	Nominating Committee	Audit Committee	Management, Organization, and Compensation Committee
Non-Employee Trustees:
Dennis H. Chookaszian	X	Chairman
Kathy M. Jassem		X	Chairman

(1)

Mr. Lambert served as a trustee and a member of the committees each of the committees listed above from November 1998 until his death in November 2024. The Board has not named a new Chairman of the Nominating Committee as of the filing of this report.

Our Board has adopted a formal written charter for each committee. The charters are available on the Governance Documents page of our website at www.pillarstone-capital.com. The information contained on our website is not, and should not be considered, a part of this Proxy Statement. A copy of each charter is available to shareholders free of charge upon written request to the Company’s Secretary at: Pillarstone Capital REIT, Attention: Secretary, 19407 Park Row, Suite 140, Houston, Texas 77084.

Audit Committee

We have a separately designated standing Audit Committee of the Board consisting of Mr. Chookaszian, who serves as Chairman and Ms. Jassem. Mr. Lambert served on the committee during 2022 and until his death in November 2024. Mr. Chookaszian also serves as the audit committee financial expert, as defined by the SEC. Each member of the Audit Committee satisfies the independence standards and financial literacy requirements set forth under NYSE MKT listing standards and the applicable rules of the SEC. The Audit Committee is directly responsible for engaging and reviewing the performance of our independent public auditors, oversees our accounting and financial reporting processes, considers and approves the range of audit and non-audit fees, reviews the adequacy of our internal accounting controls and procedures and resolves disagreements between management and our independent public auditors. Mr. Chookaszian also serves as the audit committee financial expert, as defined by the SEC. Each member of the Audit Committee satisfies the independence standards and financial literacy requirements set forth under NYSE MKT listing standards and the applicable rules of the SEC. The Audit Committee is directly responsible for engaging and reviewing the performance of our independent public auditors, oversees our accounting and financial reporting processes, considers and approves the range of audit and non-audit fees, reviews the adequacy of our internal accounting controls and procedures and resolves disagreements between management and our independent public auditors.

Nominating Committee

Mr. Lambert served as Chairman of the Nominating Committee during 2022 until his death in November 2024, with Mr. Chookaszian as a member. The Nominating Committee is responsible for identifying individuals qualified to become trustees and for evaluating potential or suggested trustee nominees. In order for an individual to qualify for nomination or election as a trustee, an individual, at the time of nomination, must have substantial expertise, experience or relationships relevant to the real estate business, which may include:

•	commercial real estate experience;
•	an in-depth knowledge of and working experience in finance or marketing;
•	capital markets or public company experience;
•	university teaching experience in a Master of Business Administration or similar program;
•	experience as a chief executive officer, chief operating officer or chief financial officer of a public or private company; or
•	public or private company board experience.

Additionally, an individual shall not have been convicted of a felony or sanctioned or fined for a securities law violation of any nature. The Nominating Committee in its sole discretion will determine whether a nominee satisfies the foregoing qualifications or possesses such other characteristics as deemed necessary by the Nominating Committee. Though we have no formal policy addressing diversity, the Nominating Committee will seek to recommend nominees to the Board that represent a diversity of experience, gender, race, ethnicity and age. Any individual who does not satisfy the qualifications above is not eligible for nomination or election as a trustee. The Nominating Committee performs a preliminary evaluation of potential candidates primarily based on the need to fill any vacancies on our Board, the need to expand the size of our Board and the need to obtain representation in key disciplines and/or market areas. The Nominating Committee will seek to identify trustee candidates based on input provided by a number of sources, including the Nominating Committee members and other members of our Board. The Nominating Committee also has the authority to consult with or retain advisors to carry out its duties, though it has not used a third party to locate or evaluate potential candidates for trustee. Once a potential candidate is identified as one who fulfills a specific need, the Nominating Committee performs a full evaluation of the potential candidate. This evaluation includes reviewing the potential candidate’s background information, relevant experience, willingness to serve, independence and integrity. In connection with this evaluation, the Nominating Committee may interview the candidate in person or by telephone. After completing its evaluation, the Nominating Committee makes a recommendation to the full Board as to the individuals who should be nominated by our Board. Our Board elects nominees recommended by the Nominating Committee to fill vacancies on our Board and nominates the nominees for election by shareholders after considering the recommendations and a report of the Nominating Committee. In addition to the above process, as part of an agreement approved by shareholders in June 2003, Mr. Mastandrea can appoint five trustees to the Board provided he remains as our Chairman or Chief Executive Officer. Mr. Mastandrea has not exercised this right.

Risk Oversight

It is the responsibility of the Board to approve a strategic business plan and select a chief executive officer to execute the strategic plan. While the Board is tasked with the responsibility to detect potential high level risks, management is tasked with managing risk on a daily basis. Where possible, management, in conjunction with the Board, has defined high level risk controls to help mitigate the most significant risks to the Company.

The Management, Organization, and Compensation Committee oversees risks relating to our executive compensation plans and arrangements. The Audit Committee oversees the risks of financial reporting and compliance, including cybersecurity attacks and loss of confidential information. The Nominating Committee oversees risk related to independence of the Board and potential conflicts of interests. Management reports any observed or potential risks to each committee and to the Board members at their meetings.

Code of Conduct and Ethics

Our Board has adopted a Code of Conduct and Ethics that applies to all officers, trustees and employees of Pillarstone, including our principal executive officer, principal financial officer, principal accounting officer, and any person performing similar functions. We have posted our Code of Conduct and Ethics on the Governance Documents page of our website at www.pillarstone-capital.org (previously www.pillarstone-capital.com). If we amend or grant any waiver from a provision of our Code of Conduct and Ethics, we will promptly disclose such amendment or waiver in accordance with and if required by applicable law, including by posting such amendment or waiver on our website at the address above.

Stock Trading Policies

Our Code of Conduct and Ethics provides that employees, officers and trustees may not buy or sell our shares when they are in possession of material, nonpublic information and are prohibited from passing on such information to others who might make an investment decision based on it. Employees, officers and trustees also may not trade in stocks of other companies about which they learn material, nonpublic information through the course of their employment or service. We have not adopted a specific practice or policy regarding the ability of our employees (including officers) or directors, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities granted to the employee or director as part of the compensation of the employee or director or held, directly or indirectly, by the employee or director.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, trustees and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. Officers, trustees and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Form 4s filed by trustees reporting share transactions, grants of restricted shares and options furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers, trustees and greater than 10% shareholders were complied with, other than delinquent Form 3s to be filed by Bradford D. Johnson, Daniel P. Kovacevic and William Carter.

Item 11. Executive Compensation.

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

Compensation of Named Executive Officers

James C. Mastandrea did not receive any compensation for serving as our Chief Executive Officer, President and Chairman during the years ended December 31, 2022 and December 31, 2021. John J. Dee did not receive any compensation for serving as our Senior Vice President, Chief Financial Officer, and Corporate Secretary during the years ended December 31, 2022 and December 31, 2021. There were no other officers or named executive officers of the Company until the appointment of Bradford D. Johnson as President, Chief Executive Officer and Trustee, Daniel P. Kovacevic as Chief Financial Officer and William J. Carter as Chief Operating Officer in July 2022. Since their appointments as executive officers, Mr. Johnson, Mr. Kovacevic and Mr. Carter did not receive any compensation for serving in these capacities during the year ended December 31, 2022.

We do not have an employment agreement with Mr. Johnson, Mr. Kovacevic or Mr. Carter as of the date of this report. Beginning March 1, 2023, Mr. Kovacevic has received a salary of $135,000 per year for serving as Chief Financial Officer. In January 2025, we entered into an executive compensation agreement with Mr. Johnson, pursuant to which Mr. Johnson continues in his role and responsibilities as our Chief Executive Officer, President and Trustee, and Pillarstone OP will pay Mr. Johnson a base salary of (i) $20,000 per month for November 2024, December 2024 and January 2025, (ii) $16,000 per month thereafter through the earlier of the disposition of the Real Estate Assets in Houston and November 2025, unless extended by agreement with Whitestone OP; and (iii) $5,000 per month after the disposition of the Houston Real Estate Asses if Uptown Tower remains unsold, continuing until the earlier of the disposition of Uptown Tower and September 1, 2025. Mr. Johnson was entitled to a performance bonus of $150,000 if sales of all of the Houston Real Estate Assets closed by May 31, 2025 and $75,000 if a sale of Uptown Tower closed on or before May 31, 2025.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the status of equity awards as of December 31, 2022:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)
James C. Mastandrea(2)	2,000	(3)	$1,800
Former Chief Executive Officer,	44,444	(4)	$399,996
President	12,500	(5)	$112,500

John J. Dee(6)	2,000	(3)	$1,800
Former Senior Vice President and	12,500	(5)	$112,500
Chief Financial Officer

Paragon Real Estate Development,	163,116	(8)	$146,804
L.L.C. (7)	161,410	(9)	$44,307

Bradford D. Johnson(10) Chief Executive Officer, President	-		-

Daniel P. Kovacevic(10) Chief Financial Officer	-		-

(1)

The Company’s 657,084 common shares are quoted on the Expert Market of OTC Markets Group. The quoted price of the Company’s common shares was $1.31 per share on December 31, 2022. The values in the table are based on $0.90 per share, based on the most recent price, January 13, 2023, shown on the Trade Data Schedule on the OTC Markets website, for the number of common shares into which the Class A Preferred Shares and the Preferred Class C Shares are convertible because neither of these equity securities is listed on an exchange. Each Class A Preferred Share is convertible into 0.305 common shares. Each Preferred Class C Share is convertible into 10 common shares.

(2)	Mr. Mastandrea’s service as a named executive officer ended in July 2022.
(3)

Represents restricted common shares issued January 2, 2004. Half of the restricted shares vested on the fifth anniversary of the issuance date. The remaining half will vest when funds from operations has doubled or when the Company’s share price is 50% higher compared to the average trading price for the five days preceding the grant date.

(4)

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

(6)	Mr. Dee’s service as a named executive officer ended in July 2022.
(7)	Paragon Real Estate Development, L.L.C. is an entity jointly owned by Mr. Mastandrea and Mr. Dee.
(8)

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

(9)

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

(10)	Mssrs. Johnson and Kovacevic joined the Company in July 2022.

Option Value at Fiscal Year End

No named executive officer holds options.

Restricted Share Agreements

Effective June 30, 2003, we issued 696,078 preferred shares valued at approximately $2.4 million to Messrs. Mastandrea and Dee pursuant to separate restricted share agreements for their services at that time as executive officers of the Company. On June 30, 2003, 534,668 preferred shares were converted at a factor of 0.305 into 163,116 common shares. Under the restricted share agreement for each of Mr. Mastandrea and Mr. Dee, the restricted shares vest upon the later of the following dates:

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

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2022 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plans Approved/ Not Approved by Security Holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders

2016 Equity Plan			2,338,569
Vested issued common shares			(251,915)

Available for grant at December 31, 2022			2,086,654

2004 Share Option Plan
Restricted common shares	5,333
Options for common shares	667	$33.75
	6,000		n/a

Equity compensation plans not approved by security holders
Common shares	6,667	$—

	6,667	$—	—

Total all plans – Common shares	12,667		,2,086,654

Compensation of Trustees

During 2020, the Management, Organization, and Compensation Committee recommended to the Board, and the Board approved, paying an annual trustee fee of $30,000 to each non-employee trustee in common shares from the 2016 Equity Plan approved by shareholders in 2016, with each trustee having the option to receive up to 50% in cash and the balance in common shares. Due to the Status Quo Order issued by the Court of Chancery of the State of Delaware in the Delaware lawsuit, Mr. Chookaszian, Ms. Jassem, and Mr. Lambert could not be paid in common shares. Mssrs. Dee and Mastandrea became non-employee trustees in July 2022. As of the date of this report, we have not awarded or accrued any compensation to either Mr. Dee or Mr. Mastandrea in their capacities as non-employee trustees but may do so in the future.

Accordingly, the trustee fees of $30,000 each were accrued in 2022 but not paid. The non-employee trustees earned, but were not paid, trustee fees as follows:

Name	Fees earned or paid in cash ($)		Total ($)
Dennis H. Chookaszian	$60,000.00	(1)	$60,000.00
Kathy M. Jassem	$70,000.00	(1)	$70,000.00
Paul T. Lambert	$30,000.00		$30,000.00

(1)

Includes fees for service of special committees established by the Board. For the special committee to analyze the Rights Agreement. Ms. Jassem served as chair of the special committee and earned $40,000 during 2022 for her services of which $20,000 was paid, and Mr. Chookaszian served as a member of the special committee and earned $30,000 during 2022 for his services of which $15,000 was paid.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table includes certain information as of June 30, 2025 with respect to the beneficial ownership of our shares by: (i) each person known by us to own more than 5% in interest of the outstanding shares; (ii) each of the trustees; (iii) each of our executive officers; and (iv) all of the trustees and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

	Common Shares(2)			Preferred A Shares(3)			Preferred C Shares(4)		Total common shares and Preferred Shares(5)
Name and Address(1)	Number		Percent(6)	Number		Percent(6)	Number	Percent	Number		Percent(6)
James C. Mastandrea	255,809	(7)	34.9%	161,410	(17)	62.9%	56,944	24.6%	874,479	(19)	64.6%
Paragon Real Estate Development, LLC	163,117	(8)	24.8%	161,410	(17)	62.9%	—	—	212,347	(20)	30.1%
Estate of Paul T. Lambert	175,945	(9)	18.5%	—		—	62,500	26.9%	800,945	(21)	24.1%
John J. Dee	30,202	(10)	4.4%	—	(18)	—	12,500	5.4%	155,202	(22)	19.2%
Dennis H. Chookaszian	160,232	(11)	22.9%	—		—	22,500	9.7%	385,232	(23)	41.7%
Kathy H. Jassem	57,319		8.7%	—		—	2,500	1.1%	82,319	(24)	12.1%
Bradford D. Johnson	—			—		—	—	—	—		—
Dan P. Kovacevic	—			—		—	—	—	—		—
William Carter	—			—		—	—	—	—		—
Daniel G. DeVos	72,428	(12)	7.6%	—		—	62,500	26.9%	697,428	(25)	21.0%
Barbara S. Oliver	—		—	—		—	12,500	5.4%	125,000	(26)	4.1%
Timothy D. O'Donnell 90 Broad Street New York, NY 10004	32,207	(13)	4.9%	—		—	—	—	32,207		1.0%
Mark Schurgin 9841 Airport Boulevard Los Angeles, CA 90045	80,598	(14)	12.3%	—		—	—	—	80,598		2.4%
All trustees and current executive officers as a group(15)	503,562	(16)	62.7%	161,410		62.9%	94,444	40.7%	1,497,232	(27)	83.3%

(1)	Unless otherwise indicated, the address of all beneficial owners is our corporate address at 19407 Park Row, Suite 140, Houston, TX 77084.
(2)

Percentages based on 657,084 common shares outstanding, not including 38,130 shares held in treasury. For each individual trustee and executive officer, also includes common shares he has the right to acquire through convertible notes payable. The common shares issuable upon conversion of notes payable as of June 30, 2025 for all named persons is 291,530. Percentages also include 6,667 restricted shares issuable to an independent third party that Mr. Mastandrea has the right to vote.

(3)

Percentages based on 256,636 Preferred A Shares outstanding as of June 30, 2025, which convert to 53,610 common shares as follows: 161,410 Preferred A Shares are each convertible into 0.305 common shares and 95,226 Preferred A Shares are each convertible into 0.046 common shares.

(4)	Percentages based on 231,944 Preferred C Shares outstanding as of June 30, 2025, which convert to 2,319,440 common shares. Each Preferred C Share is convertible into 10 common shares.

(5)

Percentages based on 657,084 common shares outstanding, not including 38,130 shares held in treasury, and including 256,636 Preferred A Shares which convert to 53,610 common shares, 231,944 Preferred C Shares which convert to 2,319,440 common shares, and notes payable which are convertible into 291,530 common shares. For each individual trustee and executive officer, also includes common shares he has the right to acquire that are issuable upon conversion of notes payable as of June 30, 2025. Mr. Mastandrea’s percentage is calculated using a denominator that includes (i) 657,084 common shares, which includes 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote, and does not include 38,130 shares held in treasury; (ii) 56,944 Preferred C Shares that convert to 569,440 common shares; (iii) 161,410 Preferred A Shares that convert to 49,230 common shares; and (iv) 76,979 common shares issuable upon conversion of notes payable due to Mr. Mastandrea.

(6)

The ownership percentages total more than 100% due to more than one person or entity being considered the beneficial owner of the same shares and different denominators used for individual calculations, in accordance with SEC regulations for this table.

(7)

Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 restricted common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 restricted common shares; (iv) 7,046 common shares; and (v) 76,979 common shares issuable upon conversion of notes payable.

(8)	Mr. Mastandrea is the managing member of Paragon Real Estate Development, LLC and these shares are also included in Mr. Mastandrea’s common shares.
(9)	Includes: (i) 100,605 common shares; and (iv) 75,340 common shares issuable upon conversion of notes payable.
(10)

Includes: (i) 2,000 common shares; (ii) 2,000 restricted commons shares and (iii) 26,202 common shares issuable upon conversion of notes payable. Does not include 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(11)	Includes: (i) 117,651 common shares and (ii) 42,581 common shares issuable upon conversion of notes payable.
(12)	Includes: (i) 2,000 common shares and (ii) 70,428 common shares issuable upon conversion of notes payable.
(13)

Based solely on a Schedule 13G filed by Mr. O’Donnell on February 2, 2016, which states that Mr. O’Donnell has sole voting and dispositive power with respect to 25,860 common shares and shared voting and dispositive power with respect to 6,347 common shares. The 6,347 common shares are owned by Mr. O’Donnell’s spouse, as to which he disclaims beneficial ownership.

(14)	Includes 80,598 common shares. Based solely on information on the Form 4 filed on January 19, 2017 with the SEC by Mr. Schurgin.
(15)	Includes seven named persons who are our trustees and executive officers.
(16)

Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 restricted common shares; (iv) 184,016 common shares; and (v) 145,762 common shares issuable upon conversion of notes payable.

(17)	Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. Each Preferred A Share is convertible into 0.305 common shares.
(18)	Does not include 161,410 Preferred A Shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.
(19)

Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 restricted common shares; (iv) 49,230 common shares issuable upon conversion of 161,410 Preferred A Shares held by Paragon Real Estate Development, LLC; (v) 569,440 common shares issuable upon conversion of 56,944 Preferred C Shares; (vi) 76,979 common shares issuable upon conversion of notes payable; and (vii) 7,046 common shares.

(20)	Includes: (i) 163,117 common shares and (ii) 49,230 common shares issuable upon conversion of 161,410 Preferred A Shares. These shares are also included in Mr. Mastandrea’s total shares.
(21)	Includes: (i) 625,000 common shares issuable upon conversion of 62,500 Preferred C Shares; (ii) 75,340 common shares issuable upon conversion of notes payable; and (iii) 100,605 common shares.
(22)

Includes: (i) 2,000 common shares; (ii) 2,000 restricted common shares; (iii) 125,000 common shares issuable upon conversion of 12,500 Preferred C Shares; and (iv) 26,202 common shares issuable upon conversion of notes payable. Does not include 163,117 common shares or 161,410 Preferred A Shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(23)	Includes: (i) 117,651 common shares; (ii) 225,000 common shares issuable upon conversion of 22,500 Preferred C Shares; and (iii) 42,581 common shares issuable upon conversion of notes payable.
(24)	Includes (i) 57,319 common shares and (ii) 25,000 common shares issuable upon conversion of 2,500 Preferred C Shares.
(25)	Includes: (i) 2,000 common shares; (ii) 625,000 common shares issuable upon conversion of 62,500 Preferred C Shares; and (iii) 70,428 common shares issuable upon conversion of notes payable.
(26)

Includes 125,000 common shares issuable upon conversion of 12,500 Preferred C Shares. These Preferred Class C Shares were transferred to Ms. Oliver upon the passing of her spouse, who was a trustee of the Company.

(27)

Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 restricted common shares; (iv) 49,230 common shares issuable upon conversion of 161,410 Preferred A Shares held by Paragon Real Estate Development, LLC; (v) 944,440 common shares issuable upon conversion of 94,444 Preferred C Shares; (vi) 145,762 common shares issuable upon conversion of notes payable and (vii) 184,016 common shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Under SEC rules for smaller reporting companies, a related person transaction is any transaction or any currently proposed transaction in which the Company was or is to be a participant, the amount involved exceeds the lesser of (i) $120,000 or (ii) 1% of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. A “related person” is a director, executive officer, or a more than 5% shareholder since the beginning of our last completed fiscal year, and their immediate family members.

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

On December 8, 2016, we entered into the Contribution Agreement with Pillarstone OP and Whitestone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries that owned 14 real estate assets for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Whitestone OP became the 81.4% limited partner of Pillarstone OP. The terms of the Contribution Agreement were determined through arm's-length negotiations, were recommended to the board of trustees by a special committee of the board of trustees consisting solely of disinterested trustees of the Company and were approved by the full board. As of December 31, 2022, Whitestone OP, the operating partnership of Whitestone REIT, owned approximately 81.4% of the total outstanding Class A units representing limited partnership interests in Pillarstone OP. We account for Whitestone OP’s interest in Pillarstone OP as a non-controlling interest in our consolidated financial statements.

In connection with our former management agreements with Whitestone TRS, Inc., an affiliate of Whitestone REIT and Whitestone OP, we paid $567 thousand and $359 thousand in 2021 and 2022, respectively. Whitestone terminated the management agreements in August 2022. For further discussion regarding the management agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Lawsuit and Termination of Management Agreements.”

Prior to the termination of the management agreements, during the ordinary course of business, we had transactions with Whitestone OP that included, but were not limited to, rental income, interest expense, general and administrative costs, commissions, and property expenses. Pillarstone OP received rental payments from Whitestone OP of $903 thousand and $461 thousand in 2021 and 2022, respectively. Pillarstone OP made rental payments for its executive offices to Whitestone OP of $19 thousand and $11 thousand in 2021 and 2022, respectively.

At December 31, 2022, Pillarstone OP owed interest payable of approximately $107 thousand to trustees.

Mr. Mastandrea, our Chairman and former Chief Executive Officer, also served as the Chairman and Chief Executive Officer of Whitestone REIT until January 18, 2022, and beneficially owned approximately 3.6% of the outstanding equity in Whitestone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act).

Mr. Dee, the Senior Vice President, Chief Financial Officer, and Secretary of the Company, also served as the Chief Operating Officer and Corporate Secretary of Whitestone REIT until February 9, 2022, and beneficially owned less than 1% of the outstanding equity in Whitestone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act).

In addition, Mr. Lambert, a trustee of the Company, also served as a trustee of Whitestone REIT until May 12, 2023.

In January 2022, Whitestone REIT terminated, purportedly with cause, Mr. Mastandrea from his position as Chief Executive Officer of Whitestone REIT. In February 2022, Mr. Mastandrea filed suit against Whitestone REIT and certain of its trustees and officers in the District Court of Harris County, Texas, alleging claims relating to the termination of his employment and seeking up to $25 million in damages and equitable relief. This lawsuit is ongoing at the time of this report. In addition, Mr. Mastandrea is involved in ongoing divorce proceedings with Christine Krombeen Mastandrea, who was Whitestone’s Executive Vice President of Corporate Strategy at the time of Mr. Mastandrea’s termination, and was appointed as Whitestone REIT’s Chief Operating Officer shortly thereafter.

On February 9, 2022, Whitestone REIT terminated Mr. Dee as its Chief Operating Officer and Mr. Johnson as its Executive Vice president of Acquisitions and Asset Management. Both Mr. Dee and Mr. Johnson have filed suit against Whitestone REIT in the District Court of Harris County, Texas alleging claims relating to the termination of their employment and breach of their respective employment agreements.

While we are not involved in those proceedings, we believe that these developments may impact our relationship with Whitestone.

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

The following individuals loaned the following face amounts that accrue interest at 10% per annum, which can be converted into common shares of Pillarstone Capital as of December 31, 2022, as follows:

Trustee	Face Amount	Accrued Interest	Convertible into common shares
Dennis H. Chookaszian	$28,888	$20,570	37,158
Daniel G. DeVos	$47,780	$34,022	61,459
Paul T. Lambert	$51,112	$36,380	65,734
James C. Mastandrea	$52,224	$37,186	67,175
John J. Dee	$17,776	$12,657	22,865
Totals	$197,780	$140,815	254,391

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

The convertible notes were issued effective November 20, 2015, had a maturity date of three years and had been extended three times. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. Any repayment of the convertible notes will be determined under our plan of liquidation and bankruptcy court proceedings.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed by the principal independent registered public accounting firm Pannell Kerr Forster of Texas, P.C. to the Company for the two most recent years ended December 31, 2022 and 2021 are as follows:

Types of Services	Total Approximate Fees
	2022	2021
Audit Fees (1)	$115,463	$124,142
Audit-Related Fees		–
Tax Fees		–
All Other Fees		–
Total	$115,463	$124,142

(1)	Fees for audit services billed in 2022 and 2021 include audits, review of financial statements and reviews of required SEC filings.

Pre-Approval Policies and Procedures

Before the independent auditors are engaged by us to render audit or permissible non-audit services, the Audit Committee approves the engagement. The Audit Committee also reviews the scope of any audit and other assignments given to our auditors to assess whether such assignments would affect their independence. The Audit Committee approved the payment by us of all fees billed to us by Pannell Kerr Forster of Texas, P.C. in 2022 and 2021.

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

2.3	Whitestone Uptown Tower, LLC Second Amended Plan of Reorganization (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2025 and incorporated herein by reference)

2.4

Pillarstone Capital REIT, Pillarstone Capital REIT Operating Partnership LP, Whitestone Industrial-Office, LLC, Whitestone Offices, LLC and Whitestone CP Woodland Ph 2, LLC Fifth Amended Joint Plan of Liquidation (filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2025 and incorporated herein by reference)

3.1

Articles of Amendment and Restatement of the Declaration of Trust of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 29, 2016 and incorporated herein by reference)

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

10.1	Restricted Share Agreement of James C. Mastandrea (filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.2	Restricted Share Agreement of John J. Dee (filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on March 5, 2003 and incorporated herein by reference) (1)

10.3

Form of Restricted Share Agreement for Trustees dated September 26, 2006 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference) (1)

10.4	2004 Share Option Plan of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on July 23, 2004 and incorporated herein by reference)

10.5

Stock Subscription Agreement between James C. Mastandrea and the Company dated as of September 29, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.6

Form of Stock Subscription Agreement between Investors and the Company dated as of September 29, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 and incorporated herein by reference)

10.7

Form of First Amendment to Restricted Share Agreement for Trustees dated September 25, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.8

First Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 25, 2008 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.9

Form of Second Amendment to Restricted Share Agreement for Trustees dated September 21, 2009 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.10

Second Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 21, 2009 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.11

Form of Third Amendment to Restricted Share Agreement for Trustees dated September 28, 2010 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.12

Third Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2010 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.13

Form of Fourth Amendment to Restricted Share Agreement for Trustees dated September 29, 2011 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.14

Fourth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 29, 2011 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.15

Form of Fifth Amendment to Restricted Share Agreement for Trustees dated September 28, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.16

Fifth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 28, 2012 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.17

Form of Sixth Amendment to Restricted Share Agreement for Trustees dated September 30, 2013 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

10.18

Sixth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2013 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

10.19

Form of Seventh Amendment to Restricted Share Agreement for Trustees dated September 30, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.20

Seventh Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2014 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.21

Form of Eighth Amendment to Restricted Share Agreement for Trustees dated September 30, 2015 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference)

10.22

Eighth Amendment to Stock Subscription Agreement between James C. Mastandrea and the Company dated September 30, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference)

10.23

Contribution Agreement among Whitestone REIT Operating Partnership, L.P., Pillarstone Capital REIT Operating Partnership LP and the Company dated December 8, 2016 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.24

OP Unit Purchase Agreement among Whitestone REIT Operating Partnership, L.P., Pillarstone Capital REIT Operating Partnership LP and the Company dated December 8, 2016 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.25

Tax Protection Agreement among Whitestone REIT Operating Partnership, L.P., Pillarstone Capital REIT Operating Partnership LP and the Company dated December 8, 2016 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.26

Amended and Restated Limited Partnership Agreement of Pillarstone Capital REIT Operating Partnership LP, dated December 8, 2016 (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference)

10.27

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

10.29	Executive Compensation Agreement, dated as of January 31, 2025, by and between Pillarstone Capital REIT, Pillarstone Capital REIT Operating Partnership LP and Bradford D. Johnson (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2025 and incorporated herein by reference) (1)

10.30

Loan Agreement, dated as of June 7, 2024, by and between American Bank, N.A. and Whitestone Uptown Tower, LLC (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2025 and incorporated herein by reference)

10.31

First Amendment to Loan, dated as of March 7, 2025, by and between American Bank, N.A. and Whitestone Uptown Tower, LLC (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2025 and incorporated herein by reference)

10.32	Second Amendment to Loan, dated as of June 7, 2025, by and between American Bank, N.A. and Whitestone Uptown Tower, LLC (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2025 and incorporated herein by reference)

10.33	Deed of Trust, dated as of June 7, 2024, by Whitestone Uptown Tower, LLC in favor of American Bank, N.A. (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2025 and incorporated herein by reference)

10.34	Promissory Note, dated as of June 7, 2024, by Whitestone Uptown Tower, LLC in favor of American Bank, N.A. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2025 and incorporated herein by reference)

10.35	Form of Plan Agent Agreement by and among Pillarstone Capital REIT, Pillarstone Capital REIT Operating Partnership LP, Whitestone Industrial-Office, LLC, Whitestone Offices, LLC and Whitestone CP Woodland Ph 2, LLC, Whitestone REIT Operating Partnership, L.P. and Frances A. Smith (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2025 and incorporated herein by reference)

24.1	Power of Attorney (included on the signature page hereto)

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (2)

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (2)

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (2)

101

The following financial information of the Registrant for the years ended December 31, 2022 and 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

PILLARSTONE CAPITAL REIT

Date: July 31, 2025	By:	/s/ Bradford D. Johnson
Bradford D. Johnson, President and Chief Executive Officer
(Principal Executive Officer)

PILLARSTONE CAPITAL REIT

Date: July 31, 2025	By:	/s/ Daniel P. Kovacevic
Daniel P. Kovacevic, Chief Financial Officer
(Principal Finance and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bradford D. Johnson, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradford D. Johnson Bradford D. Johnson	Trustee, President and Chief Executive Officer	July 31, 2025

/s/ Dennis H. Chookaszian Dennis H. Chookaszian	Trustee	July 31, 2025

/s/ John J. Dee John J. Dee	Trustee	July 31, 2025

/s/ Kathy M. Jassem Kathy M. Jassem	Trustee	July 31, 2025

/s/ James C. Mastandrea James C. Mastandrea	Trustee	July 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Pillarstone Capital REIT:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pillarstone Capital REIT and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s litigation, bankruptcy and subsequent sale of its real estate assets raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment Assessment of Real Estate Assets

As described in Note 1 to the Consolidated Financial Statements, management reviews properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines if an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. Actual results could differ from estimates supporting the Company’s impairment analysis. If management’s analysis indicates an impairment, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. As of December 31, 2022, the Company had $47 million in real estate assets, net of accumulated depreciation, with no impairment recognized for the year ended December 31, 2022.

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

Our testing procedures to address this critical audit matter included the following:

■

obtaining an understanding of the Company’s internal control over financial reporting applicable to management’s impairment assessment, including controls pertaining to management’s estimates supporting the impairment analysis;

■	evaluating the methodology used by management in its impairment analysis; and

■	comparing the carrying value of the real estate assets as of December 31, 2022 to their subsequent sales prices.

\s\ Pannell Kerr Forster of Texas, P.C.

We have served as the Company’s auditor since 2016.

Houston, Texas

July 31, 2025

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021

ASSETS (a)
Real estate assets, at cost
Property	$57,638	$57,027
Accumulated depreciation	(10,412)	(8,754)
Total real estate assets	47,226	48,273
Cash and cash equivalents	5,151	5,206
Escrows and utility deposits	1,419	1,243
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,015	1,260
Receivable due from related party	264	1,011
Unamortized lease commissions and deferred legal cost, net	295	464
Prepaid expenses and other assets	137	126
Total assets	$55,507	$57,583

LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$14,642	$14,920
Accounts payable and accrued expenses	1,922	1,691
Payable due to related party	-	846
Convertible notes payable	198	198
Accrued interest payable	203	185
Tenants' security deposits	751	827
Total liabilities	17,716	18,667

Commitments and contingencies:	-	-

Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2022 and 2021, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at December 31, 2022 and 2021, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at December 31, 2022 and 2021	7	7
Additional paid-in capital	28,493	28,493
Accumulated deficit	(23,442)	(23,882)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	4,262	3,822
Noncontrolling interest in subsidiary	33,529	35,094
Total equity	37,791	38,916
Total liabilities and equity	$55,507	$57,583

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets - Continued

(in thousands)

	December 31,
	2022	2021

(a) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$57,635	$57,023
Accumulated depreciation	(10,409)	(8,751)
Total real estate assets	47,226	48,272
Cash and cash equivalents	5,127	4,900
Escrows and utility deposits	1,419	1,243
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,027	1,104
Receivable due from related party	264	1,011
Unamortized lease commissions and deferred legal cost, net	295	464
Prepaid expenses and other assets	65	33
Total assets	$55,423	$57,027

(b) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$14,642	$14,920
Accounts payable and accrued expenses	1,525	1,483
Payable due to related party	-	827
Accrued interest payable	63	64
Tenants' security deposits	751	827
Total liabilities	$16,981	$18,121

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021

Revenues
Rental	$8,668	$9,224
Transaction and other fees	51	49
Total revenues	8,719	9,273

Operating expenses
Depreciation and amortization	1,994	2,055
Operating and maintenance	3,119	3,041
Real estate taxes	1,639	1,646
General and administrative	1,586	699
Management fees	524	568
Total operating expenses	8,862	8,009

Other expenses (income)
Interest expense, net	797	811
Loss on disposal of assets	67	1
Other income	(21)	(24)
Total other expenses	843	788

Income (loss) before income taxes	(986)	476
Provision for income taxes	(139)	(2)

Net income (loss)	(1,125)	474
Less: Noncontrolling interest in subsidiary	(1,565)	733
Net income (loss) attributable to Common Shareholders	$440	$(259)

Net income (loss) per Common Share:
Basic	$0.89	$(0.59)
Diluted	$0.15	$(0.59)

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$3	$2	$6	$28,494	$(23,623)	$(801)	$4,081	$34,361	$38,442
Share-based compensation	-	-	1	9	-	-	10	-	10
Repurchase of common shares	-	-	-	(10)	-	-	(10)	-	(10)
Net income (loss)	-	-	-	-	(259)	-	(259)	733	474

Balance at December 31, 2021	3	2	7	28,493	(23,882)	(801)	3,822	35,094	38,916
Net income (loss)	-	-	-	-	440	-	440	(1,565)	(1,125)

Balance at December 31, 2022	$3	$2	$7	$28,493	$(23,442)	$(801)	$4,262	$33,529	$37,791

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(1,125)	$474
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,994	2,055
Amortization of deferred loan costs	28	28
Bad debt	145	138
Loss on disposal of assets	67	1
Deferred tax expense (benefit)	120	(46)
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	100	(125)
Receivable due from related party	747	(879)
Escrows and utility deposits	(176)	206
Unamortized lease commissions and deferred legal cost	(52)	(177)
Prepaid expenses and other assets	443	(36)
Accounts payable and accrued expenses	129	(749)
Payable due to related party	(846)	511
Tenants' security deposits	(76)	2
Net cash from operating activities	1,498	1,403

Cash flows from investing activities:
Additions to real estate	(1,806)	(1,012)
Insurance proceeds received for capital loss	1,013	-
Net cash from investing activities	(793)	(1,012)

Cash flows from financing activities:
Repayments of notes payable	(760)	(294)
Net cash from financing activities	(760)	(294)

Net change in cash and cash equivalents	(55)	97
Cash and cash equivalents at beginning of period	5,206	5,109
Cash and cash equivalents at end of period	$5,151	$5,206

Supplemental disclosure of cash flow information:
Cash paid for interest	$751	$791
Cash paid for taxes	44	51
Non cash investing activities:
Disposal of fully depreciated real estate	326	233
Financed insurance premium	454	-

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

Our executive management team worked to restore normal operations and leasing activities quickly after Whitestone’s unanticipated termination of their managerial services. Many of our actions were affected by a lack of usable information being made available to us on a timely basis.

We discovered significant deferred maintenance and neglect of our assets had occurred under Whitestone’s management. Our efforts to address these matters have in some cases been stymied by Whitestone’s litigation against us in Delaware where the court has limited our ability to incur expenses above low threshold amounts for the types of expenses a company in our industry could expect to incur in the ordinary course of business. Our legal and professional fees have increased substantially as we address the internalization of management and the litigation matters discussed in this report.

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

As of December 31, 2022, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for the mortgage loan. In addition, the lender asserted that Whitestone’s termination of the management agreement for Uptown Tower also caused an event of default under the loan agreement.

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

On October 24, 2023, the lender delivered a notice of foreclosure sale to the borrower providing notice that, among other things, as of the maturity date, the borrower failed to repay all amounts due under the note, and making a demand on (1) the borrower and all persons and entities obligated on the promissory note evidencing the mortgage loan (except to the extent that the obligation is expressly limited by written contract or applicable law) for payment in full of the entire indebtedness, and on (2) the borrower for payment of rents and proceeds of any rents to which the lender is entitled under the mortgage loan documents and Texas Property Code chapter 64, Assignment of Rents to Lienholder. The notice of foreclosure sale also included a notice of foreclosure sale regarding the planned foreclosure sale of Uptown Tower on December 5, 2023.

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

The plan of reorganization in the bankruptcy case, providing for the sale of Uptown Tower and treatment of claims, was confirmed in July 2024. We sold Uptown Tower in July 2025 for a purchase price of $20 million, or $17.3 million after deductions, closing costs and commissions and reimbursements to the seller, and paid off the American Bank, N.A. indebtedness. We are holding approximately $13.6 million of the sale proceeds representing funds Whitestone OP mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so on Whitestone Uptown Tower, LLC’s behalf. We are currently disputing the treatment and timing of repayment of the $13.6 million to Whitestone OP in the Whitestone Uptown Tower bankruptcy case.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. In addition to the events described above, we have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $23.4 million as of December 31, 2022 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

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

Recent accounting pronouncements. In April 2020, the Financial Accounting Standards Board ("FASB") issued guidance on the application of Topic 842, relating to concessions being made by lessors in response to the COVID-19 pandemic. The guidance notes that it would be acceptable for entities to make an election to account for lease concessions relating to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed, even if such enforceable rights and obligations are not explicitly contained in the lease contract. Thus, for concessions relating to COVID-19, an entity would not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract, and would have the option to apply, or not to apply, the general lease modification guidance in Topic 842 as it stands. We have elected this option to account for lease concessions relating to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed. Therefore, such concessions are not accounted for as a lease modification under Topic 842. We did not make any significant concessions in response to COVID-19 during the years ended December 31, 2022 or 2021.

2. Revenues

Our revenues are disaggregated below:

	Year Ended December 31,
	2022	2021

Rental revenues	$7,879	$8,409
Recoveries	934	953
Bad debt	(145)	(138)
Total rental	8,668	9,224
Transaction and other fees	51	49
Total revenues	$8,719	$9,273

3. Accrued Rents and Accounts Receivable, Net

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2022	2021
Tenant receivables	$860	$733
Accrued rents and other recoveries	838	1,065
Allowance for doubtful accounts	(683)	(538)
Total	$1,015	$1,260

The following presents activity in the allowance for doubtful accounts:

	Balance at beginning of period	Adjustments to rental revenue	Net Charge- offs	Balance at end of period

Year ended December 31, 2021	$398	$138	$2	$538
Year ended December 31, 2022	538	145	-	683

4. Leases

As a Lessor. At December 31, 2022, minimum lease payments owed to us for each of the five succeeding years under noncancelable operating leases, are as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2023	$7,412,149
2024	5,161,795
2025	3,355,027
2026	2,280,450
2027	1,428,247
Thereafter	260,457
Total	$19,898,125

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

Total rent expense for the years ended December 31, 2022 and 2021 was $11 thousand and $19 thousand, respectively.

5. Unamortized Lease Commissions and Deferred Legal Cost, Net

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2022	2021
Leasing commissions	$1,358	$1,364
Deferred legal cost	12	12
Total cost	1,370	1,376
Less: leasing commissions accumulated amortization	(1,063)	(901)
Less: deferred legal cost accumulated amortization	(12)	(11)
Total cost, net of accumulated amortization	$295	$464

A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions and Deferred Legal Costs
2023	$118
2024	82
2025	51
2026	34
2027	9
Thereafter	1
Total	$295

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

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheets consists of the following (in thousands):

	December 31,
	2022	2021

Real estate assets, at cost
Property	$57,635	$57,023
Accumulated depreciation	(10,409)	(8,751)
Total real estate assets	47,226	48,272
Cash and cash equivalents	5,127	4,900
Escrows and utility deposits	1,419	1,243
Accrued rents and accounts receivable, net of allowance for doubtful accounts	1,027	1,104
Receivable due from related party	264	1,011
Unamortized lease commissions and deferred legal cost, net	295	464
Prepaid expenses and other assets	65	33
Total assets	$55,423	$57,027

Liabilities
Notes payable	$14,642	$14,920
Accounts payable and accrued expenses	1,525	1,483
Payable due to related party	-	827
Accrued interest payable	63	64
Tenants' security deposits	751	827
Total liabilities	$16,981	$18,121

7. Debt

Mortgages and other notes payable consist of the following (in thousands):

	December 31,
	2022	2021
Fixed rate notes
Mortgage debt, 4.97% rate, due October 1, 2023	$14,661	$14,968
Less deferred financing costs, net of accumulated amortization	(19)	(48)
Total notes payable	$14,642	$14,920

The mortgage debt is an obligation of Whitestone Uptown Tower, LLC as borrower and is collateralized by the Uptown Tower property. The mortgage debt is guaranteed by Whitestone OP. This mortgage is an obligation of Whitestone Uptown Tower, LLC, a subsidiary included in these consolidated financial statements. Neither Pillarstone nor Pillarstone OP has any obligation or guarantee of this indebtedness nor do any other of our properties collateralize this indebtedness. The mortgage debt contains restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and is secured by a deed of trust on our property and the assignment of certain rents and leases associated with the property. The loan is also subject to customary covenants. As of December 31, 2022, we were not in compliance with loan covenants requiring timely filing of financial information to the lender.

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

At December 31, 2022, the reported net equity in Whitestone Uptown Tower, LLC was $4.8 million.

As of December 31, 2022, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for mortgage loan.

Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owns the Uptown Tower office building, is the borrower under a loan agreement. The Uptown Tower office building is subject to a mortgage under the loan agreement. Whitestone OP is the guarantor of this mortgage loan. The mortgage debt is guaranteed by Whitestone OP. This mortgage is an obligation of Whitestone Uptown Tower, LLC, a subsidiary included in our consolidated financial statements. Neither Pillarstone Capital REIT nor Pillarstone OP has any obligation or guarantee of this indebtedness nor do any of our other properties collateralize this indebtedness.

As of December 31, 2022, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for the mortgage loan. In addition, the lender has asserted that Whitestone’s termination of the management agreement for Uptown Tower also caused an event of default under the loan agreement.

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

On October 24, 2023, the lender delivered a notice of foreclosure sale to the borrower providing notice that, among other things, as of the maturity date, the borrower failed to repay all amounts due under the note, and making a demand on (1) the borrower and all persons and entities obligated on the promissory note evidencing the mortgage loan (except to the extent that the obligation is expressly limited by written contract or applicable law) for payment in full of the entire indebtedness, and on (2) the borrower for payment of rents and proceeds of any rents to which the lender is entitled under the mortgage loan documents and Texas Property Code chapter 64, Assignment of Rents to Lienholder. The notice of foreclosure sale also included a notice of foreclosure sale regarding the planned foreclosure sale of Uptown Tower on December 5, 2023.

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

On December 1, 2023, Whitestone Uptown Tower, LLC, an indirect subsidiary of the registrant, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. The filing of the petition constituted an event of default under the mortgage loan. Prior to the filing of the bankruptcy petition, representatives of our board of trustees attempted to initiate discussions with Whitestone REIT to address these matters in November 2023 with representatives of Whitestone REIT’s board of trustees to approach Rialto Capital Advisors, LLC jointly. However, without the borrower’s knowledge or consent, Whitestone attempted to pay off the loan and grant broad releases to the lender and special servicer, including the application of the trapped cash, escrows and reserves to the indebtedness. No Whitestone REIT entity had the authority to make such agreements on behalf of the borrower, and we have been informed that the agreement was not consummated, but Whitestone did send approximately $13.6 million to Rialto Capital Advisors, LLC.

8. Convertible Notes Payable

On November 20, 2015, five trustees on our board of trustees, one of whom is no longer affiliated with the Company, loaned $198 thousand to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum. The convertible notes payable can be converted by the noteholders into common shares at the rate of $1.331 per common share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into common shares at $1.331 per common share. Accrued interest on these related convertible notes was approximately $141 thousand and $121 thousand as of December 31, 2022 and 2021, respectively.

9. Shareholders’ Equity

Operating partnership units. Substantially all of our business is conducted through Pillarstone OP, and we are the sole general partner. We own an 18.6% interest in Pillarstone OP. At any time, limited partners in Pillarstone OP holding OP Units have the right to convert their OP Units for cash, or at our option, common shares of Pillarstone. As of December 31, 2022, there were 16,688,167 OP Units outstanding.

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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted common shares:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2020	168,449	$11.44
Vested	-	—
Unvested at December 31, 2021	168,449	$11.44
Vested	-	—
Unvested at December 31, 2022	168,449	$11.44

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

During the year ended December 31, 2021, the Company acquired common shares held by an employee who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

10. Stock-Based Compensation

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan ("2016 Plan"). The 2016 Plan provides that awards may be made in common shares of the Company or units in the Company’s operating partnership, which may be converted into common shares. Subject to adjustment as provided by the terms of the 2016 Plan, the maximum aggregate number of common shares with respect to which awards may be granted under the 2016 Plan will be increased based on future issuances of common shares and units of the operating partnership, including issuances pursuant to the 2016 Plan, so that at any time the maximum number of shares that may be issued under the 2016 Plan shall equal 12.5% of the aggregate number of common shares and units of the operating partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company). There were 2,086,655 shares available for grant under the 2016 Plan at December 31, 2022.

The Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation in the year ended December 31, 2022.

In the year ended December 31, 2021, the Company recognized approximately $131,000 for the forfeiture of 60,042 common shares previously awarded as employee stock-based compensation. The Company recognized $67 thousand of stock-based compensation expense for the year ended December 31, 2021 for the award of 51,524 fully-vested common shares to trustees.

Options. The Company has a single option award outstanding for 667 shares of our Common Stock for $33.75. This award is fully vested and remains effective until 90 days after the term ends of the individual trustee. The awards have no intrinsic value as they were out-of-the-money at December 31, 2022. No compensation expense was recognized for these awards in the years ended December 31, 2022 or 2021 as the awards became fully vested in previous years.

11. Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021

Numerator:
Net earnings (loss) attributable to common shareholders	$440	$(259)
Add: After tax effect of convertible notes interest	16	-
Net earnings (loss) attributable for dilutive securities	$456	$(259)

Denominator:
Weighted average number of common shares - basic	493,968	441,525
Dilutive effect of:
Shares issuable upon conversion of convertible notes payable	254,391	-
Shares issuable upon conversion of 95,226 Class A Preferred Shares	4,380	-
Shares issuable upon conversion of 231,944 Class C Preferred Shares	2,319,440	-
Weighted average number of common shares - dilutive	3,072,179	441,525

Basic loss per common share:
Net loss available to common shareholders	$0.89	$(0.59)
Diluted loss per common share:
Net loss available to common shareholders	$0.15	$(0.59)

In periods when we incur a net loss, the computation of diluted earnings per share for each of the periods above excludes shares issuable upon conversion of the Company’s Class A Preferred Shares, Class C Preferred Shares and convertible notes payable because the effect of the conversions would be anti-dilutive. Similarly, outstanding options and restricted Common Shares were not included in the computation of diluted earnings per share for each of the periods above because they would be anti-dilutive.

12. Income Taxes

The (provision) benefit for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021
Federal:
Current	$-	$-
Deferred	(120)	46

State:
Current	(19)	(48)

Total (provision) benefit for income taxes	$(139)	$(2)

The items accounting for the difference between income taxes computed at the Federal statutory rate and our effective rate were as follows:

	Year Ended December 31,
	2022	2021

Federal statutory rate	-21%	21%
Effect of:
State income taxes, net	2%	8%
Noncontrolling interest	33%	-32%
Other, net	0%	4%

Total income tax expense	14%	1%

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets and (liabilities):
Acquisition and organizational costs	$46	$51
Net operating losses	44	29
Depreciation and amortization	(91)	(110)
Accruals and other	(155)	(6)

Net deferred tax liability	$(156)	$(36)

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

We determined that Whitestone, as operational manager until August 2022 was not making appropriate reimbursement of the Company’s operating and administrative expenses from Pillarstone OP. During the first quarter of 2022, we recorded $1.8 million as reimbursement of expenses for the years ended 2017 through 2021. We recorded reimbursements from Pillarstone OP totaling $1.1 million in 2022 for operating and administrative expenses incurred in 2022.

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

Summary. The following table presents the revenue and expenses with related parties included in our consolidated statement of operations (in thousands):

		Year Ended December 31,
	Location of Revenue (Expense)	2022	2021
Rent revenue from Whitestone	Rental	$461	$903
Property management fees to Whitestone	Management fees	(245)	(387)
Asset management fees to Whitestone	Management fees	(114)	(180)
Rent expense to Whitestone	Office expenses	(11)	(19)
Interest expense on convertible notes to active trustees	Interest expense, net	(15)	(15)

Receivables due from and payables due to related parties consisted of the following (in thousands):

		December 31,
	Location of Receivable (Payable)	2022	2021
Tenant receivables and other receivables	Receivable due from related party	$264	$1,011
Convertible notes payable	Convertible notes payable - related parties	(150)	(150)
Accrued interest on convertible notes	Accrued interest payable	(107)	(92)
Other payables due to related party	Payable due to related party	-	(846)

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

Our executive management team worked to restore normal operations and leasing activities quickly after Whitestone’s unanticipated termination of their managerial services. Many of our actions were affected by a lack of usable information being made available to us on a timely basis.

We discovered significant deferred maintenance and neglect of our assets had occurred under Whitestone’s management. Our efforts to address these matters have in some cases been stymied by Whitestone’s litigation against us in Delaware where the court has limited our ability to incur expenses above low threshold amounts for the types of expenses a company in our industry could expect to incur in the ordinary course of business. Our legal and professional fees have increased substantially as we address the internalization of management and the litigation matters discussed in this report.

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

As of December 31, 2022, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for the mortgage loan. In addition, the lender asserted that Whitestone’s termination of the management agreement for Uptown Tower also caused an event of default under the loan agreement.

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

On October 24, 2023, the lender delivered a notice of foreclosure sale to the borrower providing notice that, among other things, as of the maturity date, the borrower failed to repay all amounts due under the note, and making a demand on (1) the borrower and all persons and entities obligated on the promissory note evidencing the mortgage loan (except to the extent that the obligation is expressly limited by written contract or applicable law) for payment in full of the entire indebtedness, and on (2) the borrower for payment of rents and proceeds of any rents to which the lender is entitled under the mortgage loan documents and Texas Property Code chapter 64, Assignment of Rents to Lienholder. The notice of foreclosure sale also included a notice of foreclosure sale regarding the planned foreclosure sale of Uptown Tower on December 5, 2023.

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

The plan of reorganization in the bankruptcy case, providing for the sale of Uptown Tower and treatment of claims, was confirmed in July 2024. We sold Uptown Tower in July 2025 for a purchase price of $20 million, or $17.3 million after deductions, closing costs and commissions and reimbursements to the seller, and paid off the American Bank, N.A. indebtedness. We are holding approximately $13.6 million of the sale proceeds representing funds Whitestone OP mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so on Whitestone Uptown Tower, LLC’s behalf. We are currently disputing the treatment and timing of repayment of the $13.6 million to Whitestone OP in the Whitestone Uptown Tower bankruptcy case.

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