Form 10-Q
period 2023-03-31
PILLARSTONE CAPITAL REIT
filed 2026-06-15
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-15409

PILLARSTONE CAPITAL REIT

(Exact name of registrant as specified in its charter)

Maryland	39-6594066
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9825 E. Bell Rd., Suite 130

Scottsdale, Arizona 85260

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

Yes ☐        No ☒

The Registrant had issued 695,214 common shares of beneficial interest, par value $0.01 per share, and had 657,084 outstanding after deducting 38,130 shares held in treasury, as of June 1, 2026.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS (a)
Real estate assets, at cost
Property	$57,566	$57,638
Accumulated depreciation	(10,707)	(10,412)
Total real estate assets	46,859	47,226
Cash and cash equivalents	4,850	5,151
Escrows and utility deposits	1,727	1,419
Accrued rents and accounts receivable, net of allowance for doubtful accounts	831	1,015
Receivable due from related party	264	264
Unamortized lease commissions and deferred legal cost, net	287	295
Prepaid expenses and other assets	657	137
Total assets	$55,475	$55,507

LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$15,121	$14,642
Accounts payable and accrued expenses	2,164	1,922
Convertible notes payable	198	198
Accrued interest payable	145	203
Tenants' security deposits	781	751
Total liabilities	18,409	17,716

Commitments and contingencies	-	-

Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at March 31, 2023 and December 31, 2022, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at March 31, 2023 and December 31, 2022, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at March 31, 2023 and December 31, 2022	7	7
Additional paid-in capital	28,493	28,493
Accumulated deficit	(23,696)	(23,442)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	4,008	4,262
Noncontrolling interest in subsidiary	33,058	33,529
Total equity	37,066	37,791
Total liabilities and equity	$55,475	$55,507

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets - Continued

(in thousands)

	March 31, 2023	December 31, 2022
	(unaudited)
(a) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$57,563	$57,635
Accumulated depreciation	(10,704)	(10,409)
Total real estate assets	46,859	47,226
Cash and cash equivalents	4,688	5,127
Escrows and utility deposits	1,727	1,419
Accrued rents and accounts receivable, net of allowance for doubtful accounts	831	1,027
Receivable due from related party	222	264
Unamortized lease commissions and deferred legal cost, net	287	295
Prepaid expenses and other assets	604	65
Total assets	$55,218	$55,423

(b) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$15,121	$14,642
Accounts payable and accrued expenses	1,632	1,525
Accrued interest payable	-	63
Tenants' security deposits	781	751
Total liabilities	$17,534	$16,981

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022

Revenues
Rental	$2,110	$2,310
Transaction and other fees	5	16
Total revenues	2,115	2,326

Operating expenses
Depreciation and amortization	486	484
Operating and maintenance	637	771
Real estate taxes	425	328
General and administrative	881	187
Management fees	193	140
Total operating expenses	2,622	1,910

Other expenses (income)
Interest expense, net	263	197
Total other expenses	263	197

Income (loss) before income taxes	(770)	219
Provision (benefit) for income taxes	45	(7)

Net income (loss)	(725)	212
Less: Noncontrolling interest in subsidiary	(471)	229
Net loss attributable to Common Shareholders	$(254)	$(17)

Net loss per Common Share:
Basic	$(0.51)	$(0.03)
Diluted	$(0.51)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$3	$2	$7	$28,493	$(23,442)	$(801)	$4,262	$33,529	$37,791
Net income (loss)	-	-	-	-	(254)	-	(254)	(471)	(725)

Balance at March 31, 2023	$3	$2	$7	$28,493	$(23,696)	$(801)	$4,008	$33,058	$37,066

Balance at December 31, 2021	$3	$2	$7	$28,493	$(23,882)	$(801)	$3,822	$35,094	$38,916
Net income (loss)	-	-	-	-	(17)	-	(17)	229	212

Balance at March 31, 2022	$3	$2	$7	$28,493	$(23,899)	$(801)	$3,805	$35,323	$39,128

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(725)	$212
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	486	484
Amortization of deferred loan costs	8	7
Bad debt	46	15
Deferred tax expense (benefit)	(52)	-
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	138	(167)
Receivable due from related party	-	(210)
Escrows and utility deposits	(308)	(268)
Unamortized lease commissions and deferred legal cost	(27)	(7)
Prepaid expenses and other assets	80	80
Accounts payable and accrued expenses	236	(638)
Payable due to related party	-	164
Tenants' security deposits	30	(24)
Net cash from operating activities	(88)	(352)

Cash flows from investing activities:
Additions to real estate	(337)	(387)
Insurance proceeds received for capital loss	253	-
Net cash from investing activities	(84)	(387)

Cash flows from financing activities:
Repayments of notes payable	(129)	(125)
Net cash from financing activities	(129)	(125)

Net change in cash and cash equivalents	(301)	(864)
Cash and cash equivalents at beginning of period	5,151	5,206
Cash and cash equivalents at end of period	$4,850	$4,342

Supplemental disclosure of cash flow information:
Cash paid for interest	$295	$190
Cash paid for taxes	-	51
Non cash investing activities:
Disposal of fully depreciated real estate	158	326
Financed insurance premium	600	311

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT

Notes to Consolidated Financial Statements

(unaudited)

1.	Organization and Summary of Significant Accounting Policies

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. We own 18.6% of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) and serve as its general partner. Substantially all of our operations and activities are conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions.

Pillarstone OP owned two office buildings in the Dallas metropolitan area and six office/warehouse and retail locations in the Houston metropolitan area having approximately 927 thousand square feet of gross leasable area. Following the period covered by this report, we sold all of our Real Estate Assets pursuant to the plans of liquidation as part of bankruptcy filings made by Pillarstone and each of the entities we controlled (see Note 14).

Liquidity and Financial Resources. On December 8, 2016, we and Pillarstone OP, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT, both of which were related parties to Pillarstone and Pillarstone OP. Pursuant to the terms of the Contribution Agreement, Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”) that owned 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries (the “Property”), for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately 18.6% valued at $4.1 million as of the date of the Contribution Agreement.

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

As a result of the Contribution Agreement, Whitestone OP owned approximately 81.4% and Pillarstone owned approximately 18.6% of the outstanding equity in Pillarstone OP, which is fully consolidated in Pillarstone's financial statements.

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

Prior to receiving the termination notice, we had anticipated an orderly transition of the management of the Real Estate Assets over an appropriate timeframe, particularly as Whitestone OP owned 81.4% of Pillarstone OP as a limited partner. As a result, we were materially and adversely affected by Whitestone’s abrupt termination of the Management Agreements, incomplete and inadequate delivery of books and records, our website and other materials required to be delivered under the Management Agreements, and the failure to provide for an appropriate transition. We had no way to continue our accounting and financial reporting responsibilities as a public company. Further, for several months following the abrupt termination of services by Whitestone, we were unable to systematically invoice our tenants and pursue collection of delinquent accounts.

Within days after the termination of the Management Agreements by Whitestone, we internalized management and began to manage the Real Estate Assets and our business without an external management company. This process involved commencing a selection process for an enterprise resource planning, or ERP, system of our own. We immediately hired an experienced management team with prior experience working with our property portfolio, including former Whitestone senior staff. Our newly assembled leadership team quickly engaged consultants (a) to assist us in implementing the newly selected ERP system, (b) to analyze, reconcile and transform historical data obtained from Whitestone REIT into a usable format for our new system and (c) to design procedures for regular accounting closes and preparation of accurate and reliable financial statements for our shareholders and other stakeholders.

In 2023, we continued our work to restore operations that were disrupted by Whitestone’s abrupt termination as manager of our Real Estate Assets. In that time, we were working to extend the maturity date or to find new financing for mortgage indebtedness secured by our Uptown Tower office building or a buyer for the Uptown Tower property. The borrower, Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owned the Uptown Tower office building, was not in compliance with loan covenants. These efforts were unsuccessful and soon after the mortgage’s maturity on October 1, 2023, the lender delivered a notice of foreclosure sale to the borrower.

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

On March 4, 2024, bankruptcy cases were filed for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower, which were consolidated into the jointly administered bankruptcy cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as, but separate cases from, the Whitestone Uptown Tower, LLC bankruptcy case.

Following the period covered by this report, we sold all of our Real Estate Assets pursuant to the plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower plan of reorganization (see Note 14).

Going Concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. In addition to the events described above, we have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $23.7 million as of March 31, 2023 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Until the sales of our Real Estate Assets in 2024 and 2025, we were dependent on cash generated by our ownership of the eight Real Estate Assets to meet our liquidity needs. Our debts have been repaid from the proceeds from the sales of our Real Estate Assets except for those of certain unsecured creditors subject to the Chapter 11 bankruptcy filings. We expect that remaining third-party indebtedness will be repaid in due course from these same proceeds once payment is approved by the Court.

To implement our business strategy, additional capital will need to be raised. Our ability to access the capital markets will be dependent on a number of factors, including general market conditions and market perceptions about our Company. There can be no assurance that we will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These consolidated financial statements present the Company’s consolidated financial condition and results of operations including those of Pillarstone OP which we control as general partner. Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of Pillarstone OP allocable to holders of partnership interests other than us. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets and statements of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Recent accounting pronouncements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 require incremental disclosures related to a public entity’s reportable segments and increase the frequency with which most segment disclosures are made. Incremental disclosures required by the ASU include significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and included within the segment’s measure of profit or loss, the title and position of the CODM and an explanation how the CODM uses the reported measure of a segment’s profit or loss to assess performance and allocate resources, and the amount and composition of other segment items necessary to reconcile segment revenue, significant expenses, and the reported measure of profit or loss. The ASU also expands interim disclosure requirements such that nearly all annual quantitative segment disclosures will be made on an interim basis. Lastly, ASU 2023-07 requires that entities with a single reportable segment provide all segment disclosures that are not evident from the primary financial statements, including significant segment expenses, consistent with the approach used by management to evaluate performance, which affects the Company’s disclosures. ASU 2023-07 is effective and will be adopted starting with the Company’s 2024 annual report, and on a quarterly basis thereafter, and requires retrospective application.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require reporting entities to disclose annual income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes and to provide additional disaggregated information for individual jurisdictions that equal or exceed 5% of total income taxes paid, net of refunds. ASU 2023-09 also requires public business entities to disclose additional categories of information about federal, state, and foreign income taxes in their annual rate reconciliation table and provide more information about some categories if the quantitative threshold is met. The ASU will also require disclosure of amounts and percentages in the annual rate reconciliation table, rather than amounts or percentages, and will eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective starting with the Company’s 2025 annual consolidated financial statements and may be applied prospectively to only the income tax disclosures provided for 2025 or retrospectively by providing revised disclosures for all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of the ASU; however, incremental disclosures will likely be provided on a prospective basis in the Company’s 2025 annual consolidated financial statements upon adoption.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation, amortization, and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective starting with the Company’s 2027 annual consolidated financial statements and on a quarterly basis thereafter. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the extent to which its disclosures will be affected by the ASU.

2.	Revenues

Our revenues are disaggregated below:

	Three Months Ended March 31,
	2023	2022

Rental revenues	$1,950	$2,018
Recoveries	206	307
Bad debt	(46)	(15)
Total rental	2,110	2,310
Transaction and other fees	5	16
Total revenues	$2,115	$2,326

3.	Accrued Rents and Accounts Receivable, Net

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2023	December 31, 2022
Tenant receivables	$919	$860
Accrued rents and other recoveries	640	838
Allowance for doubtful accounts	(728)	(683)
Total	$831	$1,015

The following presents activity in the allowance for doubtful accounts:

	Balance at beginning of period	Adjustments to rental revenue	Net Charge- offs	Balance at end of period

Three months ended March 31, 2022	$538	$15	$-	$553
Three months ended March 31, 2023	683	46	(1)	728

4.	Leases

As a Lessor. At March 31, 2023, minimum lease payments owed to us for each of the five succeeding years under noncancelable operating leases, are as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2023 (remaining)	$6,310
2024	8,648
2025	7,623
2026	6,539
2027	4,544
2028	2,548
Thereafter	2,233
Total	$38,445

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

5.	Unamortized Lease Commissions and Deferred Legal Cost, Net

Costs which have been deferred consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasing commissions	$1,715	$1,358
Deferred legal cost	15	12
Total cost	1,730	1,370
Less: leasing commissions accumulated amortization	(1,431)	(1,063)
Less: deferred legal cost accumulated amortization	(12)	(12)
Total cost, net of accumulated amortization	$287	$295

A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions and Deferred Legal Costs
2023 (remaining)	$100
2024	90
2025	53
2026	34
2027	9
2028	1
Total	$287

6.	Variable Interest Entity

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

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheets consists of the following (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Real estate assets, at cost
Property	$57,563	$57,635
Accumulated depreciation	(10,704)	(10,409)
Total real estate assets	46,859	47,226
Cash and cash equivalents	4,688	5,127
Escrows and utility deposits	1,727	1,419
Accrued rents and accounts receivable, net of allowance for doubtful accounts	831	1,027
Receivable due from related party	222	264
Unamortized lease commissions and deferred legal cost, net	287	295
Prepaid expenses and other assets	604	65
Total assets	$55,218	$55,423

Liabilities
Notes payable	$15,121	$14,642
Accounts payable and accrued expenses	1,632	1,525
Accrued interest payable	-	63
Tenants' security deposits	781	751
Total liabilities	$17,534	$16,981

7.	Debt

Mortgages and other notes payable consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Fixed rate notes
Mortgage debt, 4.97% rate, due October 1, 2023	$14,534	$14,661
Financed insurance premium, 6.94% rate, due December 19, 2022	600	-
Total notes payable principal	15,134	14,661
Less deferred financing costs, net of accumulated amortization	(13)	(19)
Total notes payable	$15,121	$14,642

The mortgage debt was an obligation of Whitestone Uptown Tower, LLC as borrower, collateralized by the Uptown Tower property and guaranteed by Whitestone OP. As of March 31, 2023, we were not in compliance with loan covenants. The mortgage loan matured on October 1, 2023. The registrant and the borrower had been working to extend the maturity date and to find new financing or a buyer for the Uptown Tower property. However, on October 19, 2023, Whitestone objected to a proposed sale of the Uptown Tower property under the Status Quo Order issued by the court in the previously disclosed lawsuit Whitestone OP instituted against us in the Delaware Court of Chancery.

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

On December 1, 2023, Whitestone Uptown Tower, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas in the case styled In re: Whitestone Uptown Tower, LLC a/a/ Pillarstone Capital REIT Operating Partnership, Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The filing of the petition constituted an event of default under the mortgage loan. Prior to the filing of the bankruptcy petition, in November 2023, representatives of our board of trustees attempted to initiate discussions with representatives of Whitestone REIT’s board of trustees to address these matters and to approach Rialto Capital Advisors, LLC jointly. However, without the borrower’s knowledge or consent, Whitestone attempted to pay off the loan and grant broad releases to the lender and special servicer on behalf of the borrower, including the application of the trapped cash, escrows and reserves to the indebtedness. No Whitestone REIT entity had the authority to make such agreements on behalf of the borrower, and we were informed that the agreement was not consummated, but Whitestone did send approximately $13.6 million to Rialto Capital Advisors, LLC pursuant to this arrangement.

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

The plan of reorganization in the Uptown Tower bankruptcy case, providing for the sale of Uptown Tower and treatment of claims, was confirmed in July 2024. We sold Uptown Tower in July 2025 for a purchase price of $20 million, or $17.3 million after deductions, closing costs and commissions and reimbursements to the seller, and paid off the American Bank, N.A. indebtedness.

8.	Convertible Notes Payable

On November 20, 2015, five trustees on our board of trustees, one of whom is no longer affiliated with the Company, loaned $198 thousand to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. The convertible notes payable can be converted by the noteholders into common shares at the rate of $1.331 per common share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into common shares at $1.331 per common share. Accrued interest on these related convertible notes was approximately $145 thousand as of March 31, 2023 and $141 thousand as of December 31, 2022.

9.	Shareholders’ Equity

Operating partnership units. Substantially all of our business is conducted through Pillarstone OP, and we are the sole general partner. As of March 31, 2023, we owned an 18.6% interest in Pillarstone OP. At any time, limited partners in Pillarstone OP holding OP Units have the right to convert their OP Units for cash, or at our option, common shares of Pillarstone. As of March 31, 2023, there were 16,688,167 OP Units outstanding.

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

Effective June 30, 2003, we issued 696,078 Class A Preferred Shares valued at approximately $2.4 million to James C. Mastandrea, our Chairman and previous Chief Executive Officer and President, and John J. Dee, our previous Chief Financial Officer and Senior Vice President, pursuant to separate restricted share agreements. Under each restricted share agreement, the restricted shares vest upon the date our gross assets exceed $50 million. None of the restricted shares have vested. While the Company's gross assets exceed $50 million, when considering its 18.6% ownership of Pillarstone OP, its effective ownership of gross assets is less than $50 million.

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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted common shares:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2021	168,449	$11.44
Vested	-	-
Unvested at December 31, 2022	168,449	$11.44
Vested	-	-
Unvested at March 31, 2023	168,449	$11.44

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

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan ("2016 Plan"). The 2016 Plan provides that awards may be made in common shares of the Company or units in the Company’s operating partnership, which may be converted into common shares. Subject to adjustment as provided by the terms of the 2016 Plan, the maximum aggregate number of common shares with respect to which awards may be granted under the 2016 Plan will be increased based on future issuances of common shares and units of the operating partnership, including issuances pursuant to the 2016 Plan, so that at any time the maximum number of shares that may be issued under the 2016 Plan shall equal 12.5% of the aggregate number of common shares and units of the operating partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company). There were 2,086,655 shares available for grant under the 2016 Plan at March 31, 2023.

The Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation in the periods ended March 31, 2023 or 2022.

Options. The Company has a single option award outstanding for 667 shares of our Common Stock for $33.75. This award is fully vested and remains effective until 90 days after the term ends of the individual trustee. The awards have no intrinsic value as they were out-of-the-money at March 31, 2023. No compensation expense was recognized for these awards in the periods ended March 31, 2023 or 2022 as the awards became fully vested in previous years.

11.	Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended March 31, 2023 and 2022 was (6)% and (3)%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes and permanent differences for non-deductible expenses.

12.	Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022

Numerator:
Net earnings (loss) attributable to common shareholders	$(254)	$(17)
Add: After tax effect of convertible notes interest	4	-
Net earnings (loss) attributable for dilutive securities	$(250)	$(17)

Denominator:
Weighted average number of common shares - basic	493,968	657,084
Dilutive effect of:
Shares issuable upon conversion of convertible notes payable	-	-
Shares issuable upon conversion of 95,226 Class A Preferred Shares	-	-
Shares issuable upon conversion of 231,944 Class C Preferred Shares	-	-
Weighted average number of common shares - dilutive	493,968	657,084

Basic loss per common share:
Net loss available to common shareholders	$(0.51)	$(0.03)
Diluted loss per common share:
Net loss available to common shareholders	$(0.51)	$(0.03)

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

Managerial Agreements. From December 8, 2016 through August 18, 2022, we contracted with Whitestone TRS for managerial services and paid them managerial fees. On July 19, 2022, Pillarstone received written notice that Whitestone TRS confirmed termination of the Management Agreements for the Pillarstone OP Real Estate Assets. On August 18, 2022, Whitestone TRS ceased all managerial services without providing any transition services.

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

We determined that Whitestone, under the property Management Agreements in effect until August 2022, was not making appropriate reimbursement of the General Partner’s operating and administrative expenses from Pillarstone OP. During the first quarter of 2022, we recorded $1.8 million as reimbursement of expenses for the years ended 2017 through 2021. We recorded reimbursements from Pillarstone OP totaling $179 thousand and $0 in the three months ended March 31, 2023 and 2022, respectively, for operating and administrative expenses incurred.

The reimbursements initially reported in our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2022 and June 30, 2022 were offset by reserves totaling $1.8 million because the amounts were disputed by Whitestone. We reversed the reserves in August 2022 after internalizing management and reaffirming our rights to the full reimbursement as provided by the Amended and Restated Agreement of Limited Partnership. Whitestone has notified us that they will contest some or all of these reimbursements. We intend to vigorously defend these reimbursements. For financial reporting purposes, Pillarstone REIT and Pillarstone OP report on a consolidated basis, therefore, the reimbursement of our expenses does not change net income but only the allocations between controlling and noncontrolling interests.

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. As of March 31, 2023, the amount due Whitestone OP for these expenditures, if any, had not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account. Whitestone’s claims were settled pursuant to the settlement agreement described in Part II, Item 1, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

Summary. The following table presents the revenue and expenses with related parties included in our consolidated statement of operations (in thousands):

		Three Months Ended March 31,
	Location of Revenue (Expense)	2023	2022
Rent revenue from Whitestone	Rental	$2	$192
Property management fees to Whitestone	Management fees	-	(95)
Asset management fees to Whitestone	Management fees	-	(45)
Rent expense to Whitestone	Office expenses	-	(6)
Interest expense on convertible notes to active trustees	Interest expense, net	(5)	(4)

Receivables due from and payables due to related parties consisted of the following (in thousands):

	Location of Receivable (Payable)	March 31, 2023	December 31, 2022
Tenant receivables and other receivables	Receivable due from related party	$264	$264
Convertible notes payable	Convertible notes payable - related parties	(150)	(150)
Accrued interest on convertible notes	Accrued interest payable	(111)	(107)

14.	Commitments and Contingencies

We are party to lawsuits and bankruptcy filings discussed in detail below. This litigation has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations following the period covered by this report. Moreover, the results of these proceedings are difficult to predict.

As of March 31, 2023, the Company believes that the allegations in these lawsuits are without merit and intends to continue to vigorously defend against them. However, the outcomes of these lawsuits, including the timing of the final disposition of the lawsuits, are unpredictable. It is reasonably possible that these lawsuits could result in large monetary awards, especially if compensatory and/or punitive damages are awarded. Such damages may include a partial or complete loss of the value of the Company’s interest in Pillarstone OP. Management, with the consultation of the Company’s legal counsel, is not able to conclude whether these lawsuits will be resolved without a material adverse effect on our financial position, earnings, or cash flows.

Delaware Lawsuit by Whitestone OP Against Us.

On July 12, 2022, we were named as a defendant in a lawsuit by Whitestone OP in a lawsuit styled Whitestone REIT Operating Partnership, L.P. v. Pillarstone Capital REIT, C.A. No. 2022-0607-LWW, in the Court of Chancery of the State of Delaware. The suit challenged our rights agreement, dated as of December 27, 2021 (as the same may be amended from time to time, the “Rights Agreement”), between us and American Stock Transfer & Trust Company, LLC, as rights agent, and claimed that our adoption of the Rights Agreement breached the Pillarstone OP Amended and Restated Agreement of Limited Partnership, and that we breached our fiduciary duties as general partner of Pillarstone OP to Whitestone OP and breached the implied covenant of good faith and fair dealing under the Amended and Restated Agreement of Limited Partnership.

Based upon various issues, including those discussed in this report, we filed a lawsuit on September 16, 2022, in district court in Harris County, Texas, against Whitestone and related parties alleging, among other things, breach of the Pillarstone OP Amended and Restated Agreement of Limited Partnership and fiduciary duty and breach of the Management Agreements.

On July 21, 2022, Whitestone OP filed a Motion to Preserve the Status Quo in the Delaware lawsuit requesting broad restrictions on our ability to conduct our business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions. The Status Quo Order also prevented Whitestone OP from exercising its right under the Pillarstone OP Amended and Restated Agreement of Limited Partnership to require Pillarstone OP to redeem its OP Units. Our amended petition in the Texas lawsuit argued that Whitestone’s material breaches of contract and fiduciary duty operated to discharge and/or excuse any obligation to perform under the redemption provisions of the Pillarstone OP Amended and Restated Agreement of Limited Partnership.

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

The Delaware court declared the Rights Agreement unenforceable against Whitestone, permitted Whitestone OP to tender a notice of redemption for its OP Units and determined that the Pillarstone OP limited partnership agreement should be followed whereby we would decide whether to assume Pillarstone OP’s redemption obligation and determine what value to attribute to Pillarstone OP’s assets. The Delaware court declared that any further relief must await future proceedings. On January 25, 2024, Whitestone OP delivered its notice of redemption for all but one of its OP Units. The claims in this case were settled pursuant to the settlement agreement described in “—Bankruptcy Filings” below.

Our Texas Lawsuit against Whitestone.

Our executive management team worked to restore normal operations and leasing activities quickly after Whitestone’s unanticipated termination of their managerial services. Many of our actions were affected by a lack of usable information being made available to us on a timely basis. We discovered significant deferred maintenance and neglect of our assets had occurred under Whitestone’s management. Our efforts to address these matters were in some cases stymied by Whitestone’s litigation against us in Delaware where the court limited our ability to incur expenses above low threshold amounts for the types of expenses a company in our industry could expect to incur in the ordinary course of business. Our legal and professional fees have increased substantially as we address the internalization of management and the litigation matters discussed above.

On September 16, 2022, we filed a lawsuit styled Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP v. Whitestone TRS, Inc., Whitestone REIT, Whitestone REIT Operating Partnership, L.P., Cause No. 2022-59478, in the District Court, Harris County, Texas, 189th Judicial District alleging, among other things, breach of the Pillarstone OP limited partnership agreement and the Management Agreements for the Real Estate Assets by the Whitestone defendants and breach of fiduciary duties relating to Pillarstone OP by Whitestone OP going outside the role of limited partner and harming us and Pillarstone OP. A portion of the claims in this case were moved into an adversary proceeding by Whitestone Uptown Tower, LLC in the Uptown Tower bankruptcy case described in “—Bankruptcy Filings” below, and the other claims were settled pursuant to the settlement agreement described in “—Bankruptcy Filings” below.

Bankruptcy Filings.

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

On March 4, 2024, bankruptcy cases were filed for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower. The bankruptcy cases were consolidated into the jointly administered bankruptcy cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as, but separate cases from, the Whitestone Uptown Tower, LLC bankruptcy case.

The bankruptcy cases proceeded under an approved plan of liquidation in the jointly administered bankruptcy cases and an approved plan of reorganization in the Uptown Tower bankruptcy case. The plan of liquidation in the jointly administered bankruptcy cases provided for a plan agent, and Frances A. Smith was appointed plan agent. The plan agent was appointed for the purposes of administering all claims in the plan of liquidation in the jointly administered bankruptcy cases and making distributions to holders of allowed claims and equity interests under the plan of liquidation in the jointly administered bankruptcy cases. The plan agent’s administration of the claims may include, without limitation, and pursuant to her reasonable business judgment, investigating, prosecuting, objecting to, resolving, reconciling, compromising, litigating, administering, and making distributions on account of, the claims.

The plan agent is not a trustee and does not participate in the management or operations of the debtors’ businesses, assets or financial affairs or the review and approval of the day-to-day operational expenses of the debtors’ business post-confirmation, unless the bankruptcy court determines cause exists for the plan agent to do so after notice and hearing.

The plan agent has the sole and exclusive authority to administer the claims in the jointly administered bankruptcy cases, including the determination to compromise a claim involving Whitestone OP, any debtor or their affiliates or professionals, subject to notice and hearing and a party’s good-faith objection and the bankruptcy court’s final adjudication of the matter. The plan agent also has the authority to make demand on the debtors for funds necessary to satisfy allowed claims asserted against a debtor from that debtor’s funds (even if held by Pillarstone OP), which may include sales proceeds.

The plan agent is entitled to receive compensation as a flat fee of $10,000 per month, plus reimbursement of actual, necessary expenses. If during any month the plan agent spends more than fifteen (15) hours in the performance of her duties, she will be entitled to compensation at a rate of $650 per hour for each additional hour of services.

The plan of liquidation in the jointly administered bankruptcy cases and the plan of reorganization in the Uptown Tower bankruptcy case authorized the sale of all of our properties. Those properties were sold between October 2024 and July 2025. Our debts have been repaid from the proceeds from these sales of our Real Estate Assets in accordance with our plan of liquidation and the Whitestone Uptown Tower, LLC plan of reorganization following the period covered by this report.

In December 2025 over our objections, the bankruptcy court in the jointly administered bankruptcy cases issued an order approving an agreement between the plan agent and Whitestone REIT, Whitestone OP and Whitestone TRS settling the Whitestone claims in the jointly administered bankruptcy cases. The plan agent and Whitestone negotiated the settlement agreement without our participation. The bankruptcy court’s order and the settlement agreement provided for, among other things:

●

Allowed Claims (as defined in the plan of liquidation) of Whitestone Industrial-Office, LLC, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC (the “Subsidiary Debtors”) shall be satisfied by payment in full from the Subsidiary Debtors. At the direction of the plan agent, the debtors shall make such payments to holders of Allowed Claims of the Subsidiary Debtors. After payment of the Allowed Claims of the Subsidiary Debtors, all remaining funds (the “Partnership Estate Funds”) shall flow to the Pillarstone OP estate.

●	the debtors shall use Partnership Estate Funds to establish the following three reserves to support the plan agent’s claim administration process:

o

the debtors shall use $1,000,000.00 of the Partnership Estate Funds to establish the “Partnership Tax Reserve”. The plan agent shall direct the debtors to use the Partnership Tax Reserve to satisfy state and federal tax claims owed by Pillarstone OP and us. The debtors shall make such payments as directed by the plan agent;

o

the debtors shall use $1,000,000.00 of the Partnership Estate Funds to establish the “Case Administration Reserve”. The plan agent shall direct the debtors to use the Cash Administration Reserve to fund estate administrative expenses including payment of estate employees, attorneys’ fees, accounting fees, costs of administering claims, and winding up the estates of us, Pillarstone OP and the Subsidiary Debtors (together, the “Debtors Estates”). The debtors shall make such payments as directed by the plan agent; and

o

the debtors shall use $500,000.00 of the Partnership Estate Funds to establish the “Partnership GUC Reserve”. The plan agent shall direct the debtors to use the Partnership GUC Reserve to satisfy all allowed general unsecured claims, including insider general unsecured claims, against Pillarstone OP. The debtors shall make such payments as directed by the plan agent. Should the debtors fail to make payment as directed, the plan agent shall seek relief from the Bankruptcy Court;

●

the debtors shall distribute $4,050,000.00 to the Pillarstone Capital REIT estate (the “Pillarstone Distribution”) from the Partnership Estate Funds in satisfaction of all outstanding claims by us against the Pillarstone OP estate. The plan agent shall administer claims against our estate and shall direct the debtors to satisfy any allowed claims against our estate with the Pillarstone Distribution and any other cash in our estate. The plan agent shall direct the debtors to distribute any surplus proceeds remaining from the Pillarstone Distribution to our equity interest holders in accordance with the plan of liquidation in the jointly administered bankruptcy cases. This distribution was made in December 2025;

●

following the satisfaction of all the claims of the Subsidiary Debtors, and of the reserves set forth above, the debtors shall distribute all funds remaining in the Pillarstone OP estate to Whitestone OP no later than December 12, 2025. This payment (the “WROP Distribution”) was made in December 2025;

●

the plan agent shall direct the debtors to distribute any surplus funds from the Partnership Tax Reserve, Case Administrative Reserve, and Partnership Tax Reserve remaining after the complete administration of the Debtors’ Estates to Whitestone OP. The debtors shall make such Surplus Reserve Funds payments as directed by the plan agent;

●	upon entry of the final order approving the motion to approve the settlement, the plan agent and Whitestone OP shall promptly move to dismiss with prejudice:

o	the adversary proceeding commenced by Pillarstone OP in the jointly administered bankruptcy cases;
o	the Houston litigation discussed in Part II, Item 1 “Legal Proceedings—Houston Case”; and
o	the Delaware litigation discussed in Part II, Item 1 “Legal Proceedings —Delaware Case”;

●

upon entry of the final order, and payment of the WROP Distribution, Whitestone OP shall (a) move to dismiss with prejudice all pending litigation initiated by it against any of the debtors, and (b) withdraw its proof of claim against Pillarstone OP in the amount of $52,963,904.83 and its proof of claim against Pillarstone Capital REIT in the amount of $9,966,778.64;

●

the plan agent, on behalf of the debtors and the Debtors Estates, granted a release to Whitestone REIT, Whitestone OP, Whitestone TRS and certain of their related parties and agreed to ensure the dismissal with prejudice of all pending claims, causes of action and lawsuits brought by any of the debtors against such parties. The Whitestone parties granted releases to the plan agent and the Debtors Estates and agreed to ensure the dismissal with prejudice of all pending claims, causes of actions and lawsuits against any of the debtors, including the Delaware litigation. Whitestone OP agreed to dismiss its claims and causes of action against James C. Mastandrea pending in his adversary claims in the jointly administered bankruptcy cases to the extent he is seeking indemnification against the Debtors Estates on account of those claims; and

●

the bankruptcy court shall retain exclusive personal and subject matter jurisdiction to enforce the terms of the settlement agreement and to decide any claims or disputes that may arise or result from, or be connected with, the settlement agreement, or any breach or default thereunder.

Whitestone Uptown Tower, LLC was not party or subject to the settlement, and the litigation in its bankruptcy case was not resolved under the settlement.

We cannot predict or quantify the ultimate impact that events occurring during the bankruptcy process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

15.	Subsequent Events

In addition to the subsequent events and developments discussed in Notes 1 and 14, the Company reported the following subsequent events:

Following the period covered by this report, we sold Real Estate Assets under the Whitestone Uptown Tower, LLC plan of reorganization and the plan of liquidation for the other Pillarstone entities.

●	In October 2024, we sold 9101 LBJ Freeway for a purchase price of $5,753,000, or approximately $5.1 million after deductions, closing costs and commissions.

●	In October 2024, we sold Interstate 10 Warehouse for a purchase price of $8,400,000, or approximately $8.1 million after deductions, closing costs and commissions.

●	In February 2025, we sold Corporate Park Woodland II for a purchase price of $1,650,000, or approximately $1.56 million after deductions, closing costs and commissions.

●	In July 2025, we sold Uptown Tower for a purchase price of $20,000,000, or approximately $17.3 million after deductions, closing costs and commissions.

●	In July 2025, in a series of related transactions, we sold:

•	Corporate Park Northwest for a purchase price of $8,500,000, or approximately $7.8 million after deductions, closing costs and commissions;

•	Holly Hall Industrial Park for a for a purchase price of $7,650,000, or approximately $7.2 million after deductions, closing costs and commissions;

•	Holly Knight for a purchase price of $4,750,000, or approximately $4.5 million after deductions, closing costs and commissions; and

•	Westgate Service Center for a purchase price of $9,100,000, or approximately $8.6 million after deductions, closing costs and commissions.

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

•

the effects of our ongoing litigation with Whitestone REIT, Whitestone REIT Operating Partnership, L.P. and Whitestone TRS, Inc., including proceedings in the Whitestone Uptown Tower, LLC bankruptcy case;

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

Overview

We are a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. As of March 31, 2023, we owned approximately 18.6% of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) and serve as its general partner. Substantially all of our operations and activities are conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. As of March 31, 2023, Pillarstone OP owned two office buildings in the Dallas metropolitan area and six office/warehouse and retail locations in the Houston metropolitan area having approximately 927 thousand square feet of gross leasable area.

Following the period covered by this report, we sold all of our Real Estate Assets described below pursuant to the plan of liquidation in the jointly administered bankruptcy cases for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower, and the plan of reorganization in the separate bankruptcy case for our Whitestone Uptown Tower, LLC subsidiary. We are considering our strategic plans following the outcome of the bankruptcy cases.

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

On December 8, 2016, Pillarstone and Pillarstone OP entered into the Contribution Agreement with Whitestone OP, a subsidiary and the operating partnership of Whitestone REIT, both of which were related parties to us and Pillarstone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries that owned 14 real estate assets (the "Real Estate Assets") for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP (collectively, the “Acquisition”). Whitestone OP was the 81.4% limited partner of Pillarstone OP following the transaction.

In connection with the Contribution Agreement, on December 8, 2016, we entered into management agreements with Whitestone TRS, Inc., a subsidiary of Whitestone (“Whitestone TRS"). Pursuant to the management agreements, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such properties in exchange for monthly property and asset management fees.

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

We worked diligently to restore normal operations and leasing activities following Whitestone’s unanticipated termination of its managerial services. Many of our actions were affected by a lack of usable information made available to us by Whitestone on a timely basis. Prior to receiving the termination notice, we had anticipated an orderly transition of the management of the Real Estate Assets over an appropriate timeframe, particularly as Whitestone OP owned 81.4% of Pillarstone OP as a non-controlling limited partner.

Whitestone’s 30-day notice period of termination was insufficient. Whitestone did not cooperate with us to provide for an orderly transition of its contracted responsibilities. The services under the management agreements were extensive and material to the operation of Pillarstone’s business and our accounting and financial reporting. The management functions, as operated by Whitestone, were deeply co-mingled with Whitestone’s management functions for its own business. As a result, Pillarstone was materially and adversely affected by Whitestone’s abrupt termination of the management agreements, its incomplete and inadequate delivery of books and records and other materials required to be delivered under the management agreements, and the failure to provide for an appropriate transition. We had no way to continue our accounting and financial reporting responsibilities as a public company. For several months following the abrupt termination of services by Whitestone, we were unable to systematically invoice our tenants and pursue collection of delinquent accounts as an independent, internally-managed company. In addition, several vendor service contracts were tied to Whitestone and the pricing of services was based on the combination of Pillarstone and Whitestone. The transition caused us to obtain separate services, which caused delays in our business operations and higher costs. In other cases, Whitestone obligated us to long-term contracts for essential services that we cannot easily replace.

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

•

communicating with tenants and vendors regarding the change in management. The abrupt termination of the management agreements caused some confusion among tenants and vendors regarding payment issues and responsibility to take actions. We learned that many tenants were not pleased with the services they received from Whitestone during the term of the management agreements and have tried to assure the tenants that the internalization of management will lead to improvements for them. In addition, we began transitioning vendor relationships from entangled transactions with Whitestone properties arising from arrangements and contracts Whitestone entered into during the term of the management agreements. For example, on August 19, 2022, Whitestone dropped our properties from their insurance, and we had to obtain a separate insurance and risk management package; and

•

evaluating the redevelopment plans available to us that were developed but left dormant during the term of the management agreements. Whitestone neglected to provide us with all of the redevelopment plans for our property portfolio.

We selected an enterprise resource planning, or ERP, system of our own and began implementation which continued into 2023. Our leadership team quickly engaged consultants (a) to assist us in implementing the newly selected ERP system, (b) to analyze, reconcile and transform historical data obtained from Whitestone into a usable format for our new system and (c) to design procedures for regular accounting closes and preparation of accurate and reliable financial statements for our shareholders and other stakeholders. While this process has been underway, we have been directing the maintenance and operations of the Real Estate Assets and taking steps available to us to address the significant deferred maintenance and neglect of our assets which occurred while under Whitestone’s management.

Lawsuits, Bankruptcy Proceedings and Sale of Our Properties

On July 12, 2022, we were named as a defendant in a lawsuit by Whitestone OP in a lawsuit styled Whitestone REIT Operating Partnership, L.P. v. Pillarstone Capital REIT, C.A. No. 2022-0607-LWW, in the Court of Chancery of the State of Delaware. The suit challenged our rights agreement, dated as of December 27, 2021 (as the same may be amended from time to time, the “Rights Agreement”), between us and American Stock Transfer & Trust Company, LLC, as rights agent, and claimed that our adoption of the Rights Agreement breached the Pillarstone OP Amended and Restated Agreement of Limited Partnership, and that we breached our fiduciary duties as general partner of Pillarstone OP to Whitestone OP and breached the implied covenant of good faith and fair dealing under the Amended and Restated Agreement of Limited Partnership.

Based upon various issues, including those discussed in this report, we filed a lawsuit on September 16, 2022, in district court in Harris County, Texas, against Whitestone and related parties alleging, among other things, breach of the Pillarstone OP Amended and Restated Agreement of Limited Partnership and fiduciary duty and breach of the management agreements.

On July 21, 2022, Whitestone OP filed a Motion to Preserve the Status Quo in the Delaware lawsuit requesting broad restrictions on our ability to conduct our business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions. The Status Quo Order also prevented Whitestone OP from exercising its right under the Pillarstone OP Amended and Restated Agreement of Limited Partnership to require Pillarstone OP to redeem its OP Units. Our amended petition in the Texas lawsuit argued that Whitestone’s material breaches of contract and fiduciary duty operated to discharge and/or excuse any obligation to perform under the redemption provisions of the Pillarstone OP Amended and Restated Agreement of Limited Partnership.

Representatives of our board of trustees attempted to initiate discussions to settle these matters in August 2022 with representatives of Whitestone’s board of trustees to avoid a prolonged, expensive legal fight. However, Whitestone was not open to settling these matters at that time or the other various times since August 2022 we attempted to initiate discussions to resolve these matters.

Whitestone indicated to us its intent to cause Whitestone OP to exercise its redemption right and stated publicly that it intended to monetize its investment in Pillarstone OP. We believed that if Whitestone were to be permitted to exercise its redemption right for cash amounts, we may not have the cash available to pay such amounts and may be required to sell one or more of our Real Estate Assets to satisfy this obligation, which may cause us to sell some or all of our Real Estate Assets at below fair market value and otherwise have a material adverse effect on our liquidity and financial condition and our ability to operate and improve our Real Estate Assets. We stated that a redemption request would not trigger the Rights Agreement, and our board of trustees had the sole discretion to interpret the Rights Agreement. However, Whitestone OP indicated that the Rights Agreement caused them to not exercise their redemption rights and claimed damages based on the alleged decline in the value of the Real Estate Assets following their failure to exercise the redemption rights.

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

On September 16, 2022, we filed a lawsuit styled Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP v. Whitestone TRS, Inc., Whitestone REIT, Whitestone REIT Operating Partnership, L.P., Cause No. 2022-59478, in the District Court, Harris County, Texas, 189th Judicial District alleging, among other things, breach of the Pillarstone OP limited partnership agreement and the management agreements for the Real Estate Assets by the Whitestone defendants and breach of fiduciary duties relating to Pillarstone OP by Whitestone OP going outside the role of limited partner and harming us and Pillarstone OP. A portion of the claims in this case were moved into an adversary proceeding by Whitestone Uptown Tower in the Uptown Tower bankruptcy case described in Part II, Item 1, “Legal Proceedings—Uptown Tower”, and the remaining claims in the Houston case were settled pursuant to the settlement agreement described in Part II, Item 1, “Legal Proceedings—Jointly Administered Bankruptcy Cases”.

Our executive management team worked to restore normal operations and leasing activities quickly after Whitestone’s unanticipated termination of their managerial services. Many of our actions were affected by a lack of usable information being made available to us on a timely basis.

We discovered significant deferred maintenance and neglect of our assets had occurred under Whitestone’s management. Our efforts to address these matters were in some cases stymied by Whitestone’s litigation against us in Delaware where the court limited our ability to incur expenses above low threshold amounts for the types of expenses a company in our industry could expect to incur in the ordinary course of business. Our legal and professional fees increased substantially as we addressed the internalization of management and the litigation matters discussed in this report.

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

On January 25, 2024 Whitestone OP delivered its notice of redemption for all but one of its OP Units.

On March 4, 2024, bankruptcy cases were filed for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower. The bankruptcy cases were consolidated into the jointly administered bankruptcy cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as, but separate cases from, the Whitestone Uptown Tower, LLC bankruptcy case.

The plan of liquidation in the jointly administered bankruptcy cases providing for the sale of the Real Estate Assets other than Uptown Tower and treatment of claims was confirmed in November 2024. Those Real Estate Assets were sold between October 2024 and July 2025.

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

The plan agent is entitled to receive compensation as a flat fee of $10,000 per month, plus reimbursement of actual, necessary expenses. If during any month the plan agent spends more than fifteen (15) hours in the performance of her duties, she will be entitled to compensation at a rate of $650 per hour for each additional hour of services.

In December 2025, the plan agent and Whitestone REIT, Whitestone OP and Whitestone TRS entered into a settlement agreement discussed in “—Liquidity and Capital Resources” below.

Following the period covered by this report, we sold all of our Real Estate Assets. We are considering our strategic plans following the outcome of the proceedings in the bankruptcy cases.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Comparison of the Three Months Ended March 31, 2023 and 2022

The following provides a comparison of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Number of properties	8	8
Aggregate GLA (sq. ft.)	926,798	926,798
Ending occupancy rate	54%	56%

Total revenues	$2,115	$2,326
Total operating expenses	2,622	1,910
Total other expenses	263	197
Provision for income tax expense (benefit)	(45)	7
Net income (loss)	(725)	212
Less: Non-controlling interest in subsidiary	(471)	229
Net income (loss) attributable to Common Shareholders	$(254)	$(17)

Revenues. Total revenues for the three months ended March 31, 2023 were $2.1 million as compared with $2.3 million for the same period of 2022. The decrease of $211 thousand or 9% was principally caused by a decline in occupancy rates from 56% at March 31, 2022 to 54% at March 31, 2023. Leasing activity was adversely affected by Whitestone’s unexpected termination of their managerial services in August 2022 and by a general industry decline in commercial leasing activity.

In July 2022, Whitestone terminated leases with us for approximately 30,000 square feet at four Real Estate Assets that it maintained as it acted as manager of the Real Estate Assets. This impact was particularly notable at our Uptown Tower property where Whitestone leased approximately 1,800 square feet of office space and an additional 15,822 square feet for its Cubexec executive office business. Whitestone’s lease terminations also included 8,231 square feet of space at the LBJ building for its Cubexec executive office business. As Whitestone vacated the terminated leased properties, it removed critical items needed for the Cubexec customers while requesting that we take over its agreements with those customers. We subsequently restored the executive office offering at Uptown Tower and LBJ and worked to restore normal operations across our portfolio since Whitestone’s abrupt termination of leases and management services. We also believe that Whitestone used other portions of our Holly Hall and Corporate Park Northwest properties for their storage and for other Whitestone purposes without paying rent or maintaining those areas in suitable condition for third party tenants, also impacting our occupancy before and after the termination of Whitestone’s management services.

Expenses. Our operating expenses were $2.6 million for the three months ended March 31, 2023 compared to $1.9 million for the same period of 2022, an increase of $712 thousand, or 37%. The overall increase was primarily due to legal expenses incurred for the lawsuits with Whitestone and contract accounting services and other costs as we internalized management after Whitestone’s unexpected termination of managerial services. The primary components of operating expenses are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Depreciation and amortization	$486	$484	$2	0%
Operating and maintenance	637	771	(134)	-17%
Real estate taxes	425	328	97	30%
General and administrative	881	187	694	371%
Management fees	193	140	53	38%
Total operating expenses	$2,622	$1,910	$712	37%

Our effective tax rate for the three months ended March 31, 2023 and 2022 was (6)% and (3)%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes and permanent differences for non-deductible expenses.

Noncontrolling interest in subsidiary represents the share earnings of Pillarstone OP allocable to holders of partnership interests other than us.

Liquidity and Capital Resources

As of March 31, 2023, our unrestricted cash resources were $4.8 million.

Significant sources and uses of cash during the three months ended March 31, 2023.

●	Cash used for operating activities was $88 thousand.
●	We received $253 thousand of insured loss reimbursements for elevator damage at Uptown Tower.
●	Capital expenditures were $337 thousand, principally for elevator repairs at Uptown Tower and other health and safety needs at our properties.
●	We made repayments of notes payable totaling $129 thousand.

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

We determined that Whitestone, under the property management agreements in effect until August 2022, was not making appropriate reimbursement of the General Partner’s operating and administrative expenses from Pillarstone OP. During the first quarter of 2022, we recorded $1.8 million as reimbursement of expenses for the years ended 2017 through 2021. We recorded reimbursements from Pillarstone OP totaling $1.1 million in 2022 for operating and administrative expenses incurred in 2022. We recorded reimbursements from Pillarstone OP totaling $179 thousand and $0 in the three months ended March 31, 2023 and 2022, respectively, for operating and administrative expenses incurred.

For financial reporting purposes, Pillarstone REIT and Pillarstone OP report on a consolidated basis, therefore, the reimbursement of our expenses does not change net income but only the allocations between controlling and noncontrolling interests.

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. As of March 31, 2023, the amount due Whitestone OP for these expenditures, if any, had not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account. Whitestone’s claims were settled pursuant to the settlement agreement described in Part II, Item 1, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

Indebtedness. The Company’s indebtedness at March 31, 2023 is presented in Item 1, “Financial Statements – Note 7 – Debt” and our lease obligations are presented in Item 1, “Financial Statements—Note 4 – Leases.”

At March 31, 2023, Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owned the Uptown Tower office building, was the borrower under a loan agreement. The Uptown Tower office building was subject to a mortgage under the loan agreement. The mortgage debt was guaranteed by Whitestone OP. This mortgage was an obligation of Whitestone Uptown Tower, LLC, a subsidiary included in our consolidated financial statements. Neither Pillarstone Capital REIT nor Pillarstone OP had any obligation or guarantee of this indebtedness nor did any of our other properties collateralized this indebtedness.

As of March 31, 2023, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for mortgage loan.

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

On December 1, 2023, Whitestone Uptown Tower, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. The filing of the petition constituted an event of default under the mortgage loan. Prior to the filing of the bankruptcy petition, representatives of our board of trustees attempted to initiate discussions with representatives of Whitestone REIT’s board of trustees in November 2023 to address these matters and to approach Rialto Capital Advisors, LLC jointly. However, without the borrower’s knowledge or consent, Whitestone attempted to pay off the loan and grant broad releases to the lender and special servicer on behalf of the borrower, including the application of the trapped cash, escrows and reserves to the indebtedness. No Whitestone REIT entity had the authority to make such agreements on behalf of the borrower, and we were informed that the agreement was not consummated but that Whitestone did send approximately $13.6 million to Rialto Capital Advisors, LLC pursuant to this arrangement.

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

The plan of reorganization in the bankruptcy case, providing for the sale of Uptown Tower and treatment of claims, was confirmed in July 2024. We sold Uptown Tower in July 2025 for a purchase price of $20 million, or $17.3 million after deductions, closing costs and commissions and paid off the American Bank, N.A. indebtedness. We distributed approximately $13.6 million of the sale proceeds to Whitestone OP, which represented funds Whitestone OP mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so on Whitestone Uptown Tower, LLC’s behalf. We are currently disputing the treatment and timing of repayment of the $13.6 million to Whitestone OP in the Whitestone Uptown Tower bankruptcy case.

In addition to the mortgage loan, we have approximately $198,000 of convertible notes payable and corresponding accrued interest of approximately $146,000 as of March 31, 2023. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. We repaid the convertible notes in January 2026.

At March 31, 2023, the reported net equity in Whitestone Uptown Tower, LLC was approximately $7.5 million.

Long Term Liquidity and Operating Strategies.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $23.7 million as of March 31, 2023 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

We worked diligently to restore normal operations and leasing activities following Whitestone’s unanticipated termination of its managerial services. Many of Pillarstone’s actions were affected by a lack of usable information being made available to us by Whitestone on a timely basis. Prior to receiving the termination notice, we had anticipated an orderly transition of the management of the Real Estate Assets over an appropriate timeframe, particularly as Whitestone OP owned 81.4% of Pillarstone OP as a non-controlling limited partner during the period covered by this report. We believe the management functions as operated by Whitestone were deeply integrated with Whitestone’s management functions for its own business and have been difficult, expensive, and time-consuming to separate, causing material adverse effects on our business, income, cash flow, results of operations, financial condition, liquidity and prospects. As a result, Whitestone did significant damage to us by its intentional actions. In addition, our litigation with Whitestone has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of these proceedings are difficult to predict. As a result, future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on our business, results of operations or financial condition.

We were dependent on cash generated by our ownership of the eight Real Estate Assets to meet our liquidity needs. Following the period covered by this report, we have sold all of our Real Estate Assets pursuant to the plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower plan of reorganization. Our debts have been repaid from the proceeds from the sales of our Real Estate Assets, including those of unsecured creditors subject to the Chapter 11 bankruptcy filings, which were repaid in December 2025 and January 2026.

Historically, we have financed our long-term capital needs, including acquisitions, as follows:

•	borrowings from new loans;

•	additional equity issuances of our common and preferred shares and operating partnership units; and

•	proceeds from the sales of our Real Estate Assets.

In December 2025 over our objections, the bankruptcy court in the jointly administered bankruptcy cases issued an order approving an agreement between the plan agent and Whitestone REIT, Whitestone OP and Whitestone TRS settling the Whitestone claims in the jointly administered bankruptcy cases. The plan agent and Whitestone negotiated the settlement agreement without our participation. The bankruptcy court’s order and the settlement agreement provided for, among other things:

•

Allowed Claims (as defined in the plan of liquidation) of Whitestone Industrial-Office, LLC, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC (the “Subsidiary Debtors”) shall be satisfied by payment in full from the Subsidiary Debtors. At the direction of the plan agent, the debtors shall make such payments to holders of Allowed Claims of the Subsidiary Debtors. After payment of the Allowed Claims of the Subsidiary Debtors, all remaining funds (the “Partnership Estate Funds”) shall flow to the Pillarstone OP estate.

•	the debtors shall use Partnership Estate Funds to establish the following three reserves to support the plan agent’s claim administration process:

o

the debtors shall use $1,000,000.00 of the Partnership Estate Funds to establish the “Partnership Tax Reserve”. The plan agent shall direct the debtors to use the Partnership Tax Reserve to satisfy state and federal tax claims owed by Pillarstone OP and us. The debtors shall make such payments as directed by the plan agent;

o

the debtors shall use $1,000,000.00 of the Partnership Estate Funds to establish the “Case Administration Reserve”. The plan agent shall direct the debtors to use the Cash Administration Reserve to fund estate administrative expenses including payment of estate employees, attorneys’ fees, accounting fees, costs of administering claims, and winding up the estates of us, Pillarstone OP and the Subsidiary Debtors (together, the “Debtors Estates”). The debtors shall make such payments as directed by the plan agent; and

o

the debtors shall use $500,000.00 of the Partnership Estate Funds to establish the “Partnership GUC Reserve”. The plan agent shall direct the debtors to use the Partnership GUC Reserve to satisfy all allowed general unsecured claims, including insider general unsecured claims, against Pillarstone OP. The debtors shall make such payments as directed by the plan agent. Should the debtors fail to make payment as directed, the plan agent shall seek relief from the Bankruptcy Court;

•

the debtors shall distribute $4,050,000.00 to the Pillarstone Capital REIT estate (the “Pillarstone Distribution”) from the Partnership Estate Funds in satisfaction of all outstanding claims by us against the Pillarstone OP estate. The plan agent shall administer claims against our estate and shall direct the debtors to satisfy any allowed claims against our estate with the Pillarstone Distribution and any other cash in our estate. The plan agent shall direct the debtors to distribute any surplus proceeds remaining from the Pillarstone Distribution to our equity interest holders in accordance with the plan of liquidation in the jointly administered bankruptcy cases. This distribution was made in December 2025;

•

following the satisfaction of all the claims of the Subsidiary Debtors, and of the reserves set forth above, the debtors shall distribute all funds remaining in the Pillarstone OP estate to Whitestone OP no later than December 12, 2025. This payment (the “WROP Distribution”) was made in December 2025;

•

the plan agent shall direct the debtors to distribute any surplus funds from the Partnership Tax Reserve, Case Administrative Reserve, and Partnership Tax Reserve remaining after the complete administration of the Debtors’ Estates to Whitestone OP. The debtors shall make such Surplus Reserve Funds payments as directed by the plan agent;

•	upon entry of the final order approving the motion to approve the settlement, the plan agent and Whitestone OP shall promptly move to dismiss with prejudice:

o	the adversary proceeding commenced by Pillarstone OP in the jointly administered bankruptcy cases;
o	the Houston litigation discussed in Part II, Item 1 “Legal Proceedings—Houston Case”; and
o	the Delaware litigation discussed in Part II, Item 1 “Legal Proceedings —Delaware Case”;

•

upon entry of the final order, and payment of the WROP Distribution, Whitestone OP shall (a) move to dismiss with prejudice all pending litigation initiated by it against any of the debtors, and (b) withdraw its proof of claim against Pillarstone OP in the amount of $52,963,904.83 and its proof of claim against Pillarstone Capital REIT in the amount of $9,966,778.64;

•

the plan agent, on behalf of the debtors and the Debtors Estates, granted a release to Whitestone REIT, Whitestone OP, Whitestone TRS and certain of their related parties and agreed to ensure the dismissal with prejudice of all pending claims, causes of action and lawsuits brought by any of the debtors against such parties. The Whitestone parties granted releases to the plan agent and the Debtors Estates and agreed to ensure the dismissal with prejudice of all pending claims, causes of actions and lawsuits against any of the debtors, including the Delaware litigation. Whitestone OP agreed to dismiss its claims and causes of action against James C. Mastandrea pending in his adversary claims in the jointly administered bankruptcy cases to the extent he is seeking indemnification against the Debtors Estates on account of those claims; and

•

the bankruptcy court shall retain exclusive personal and subject matter jurisdiction to enforce the terms of the settlement agreement and to decide any claims or disputes that may arise or result from, or be connected with, the settlement agreement, or any breach or default thereunder.

Whitestone Uptown Tower, LLC was not party or subject to the settlement, and the litigation in its bankruptcy case was not resolved under the settlement.

To implement our business strategy, additional capital will need to be raised. Our ability to access the capital markets will be dependent on a number of factors, including general market conditions and market perceptions about our Company. There can be no assurance that we will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Interest Rates and Inflation

We were not significantly affected by rising interest rates during the periods presented in this report due primarily to having 100% of our debt with a fixed rate as of March 31, 2023. Any new indebtedness may be at higher rates than the 4.97% base rate of interest under the loan agreement, plus the default rate of interest, which is 5% above the interest rate under the loan agreement. For example, the mortgage loan with American Bank, N.A. that replaced the prior loan for Uptown Tower bears interest at the WSJ Prime Rate (as defined in the loan agreement) plus 7.5%. If we are not able to incur indebtedness on favorable terms to us, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

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

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were not effective as of March 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements, management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Management has concluded that, based on applying the COSO criteria, as of March 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Our efforts to internalize management, establish new accounting and financial reporting processes and implement new systems have resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Delaware Case

On July 12, 2022, we were named as a defendant in a lawsuit by Whitestone OP in a lawsuit styled Whitestone REIT Operating Partnership, L.P. v. Pillarstone Capital REIT, C.A. No. 2022-0607-LWW, in the Court of Chancery of the State of Delaware. The suit challenged our rights agreement, dated as of December 27, 2021 (as the same may be amended from time to time, the “Rights Agreement”), between us and American Stock Transfer & Trust Company, LLC, as rights agent, and claimed that our adoption of the Rights Agreement breached the Pillarstone OP Amended and Restated Agreement of Limited Partnership, and that we breached our fiduciary duties as general partner of Pillarstone OP to Whitestone OP and breached the implied covenant of good faith and fair dealing under the Amended and Restated Agreement of Limited Partnership.

Based upon various issues, including those discussed in this report, we filed a lawsuit on September 16, 2022, in district court in Harris County, Texas, against Whitestone and related parties alleging, among other things, breach of the Pillarstone OP Amended and Restated Agreement of Limited Partnership and fiduciary duty and breach of the management agreements.

On July 21, 2022, Whitestone OP filed a Motion to Preserve the Status Quo in the Delaware lawsuit requesting broad restrictions on our ability to conduct our business, including buying properties, enforcing the Rights Agreement, incurring expenses, or engaging in transactions. The Status Quo Order also prevented Whitestone OP from exercising its right under the Pillarstone OP Amended and Restated Agreement of Limited Partnership to require Pillarstone OP to redeem its OP Units. Our amended petition in the Texas lawsuit argued that Whitestone’s material breaches of contract and fiduciary duty operated to discharge and/or excuse any obligation to perform under the redemption provisions of the Pillarstone OP Amended and Restated Agreement of Limited Partnership.

Representatives of our board of trustees attempted to initiate discussions to settle these matters in August 2022 with representatives of Whitestone’s board of trustees to avoid a prolonged, expensive legal fight. However, Whitestone was not open to settling these matters at that time or the other various times since August 2022 we attempted to initiate discussions to resolve these matters.

Whitestone indicated to us its intent to cause Whitestone OP to exercise its redemption right and stated publicly that it intended to monetize its investment in Pillarstone OP. We believed that if Whitestone were to be permitted to exercise its redemption right for cash amounts, we may not have the cash available to pay such amounts and may be required to sell one or more of our Real Estate Assets to satisfy this obligation, which may cause us to sell some or all of our Real Estate Assets at below fair market value and otherwise have a material adverse effect on our liquidity and financial condition and our ability to operate and improve our Real Estate Assets. We stated that a redemption request would not trigger the Rights Agreement, and our board of trustees had the sole discretion to interpret the Rights Agreement. However, Whitestone OP indicated that the Rights Agreement caused them to not exercise their redemption rights and claimed damages based on the alleged decline in the value of the Real Estate Assets following their failure to exercise the redemption rights.

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

We discovered significant deferred maintenance and neglect of our assets had occurred under Whitestone’s management. Our efforts to address these matters were in some cases stymied by Whitestone’s litigation against us in Delaware where the court limited our ability to incur expenses above low threshold amounts for the types of expenses a company in our industry could expect to incur in the ordinary course of business. Our legal and professional fees increased substantially as we addressed the internalization of management and the litigation matters discussed in this report.

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

This case was settled pursuant to the settlement agreement described in “—Jointly Administered Bankruptcy Cases” below.

Houston Case

On September 16, 2022, we filed a lawsuit styled Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP v. Whitestone TRS, Inc., Whitestone REIT, Whitestone REIT Operating Partnership, L.P., Cause No. 2022-59478, in the District Court, Harris County, Texas, 189th Judicial District alleging, among other things, breach of the Pillarstone OP limited partnership agreement and the management agreements for the Real Estate Assets by the Whitestone defendants and breach of fiduciary duties relating to Pillarstone OP by Whitestone OP going outside the role of limited partner and harming us and Pillarstone OP. A portion of the claims in this case were moved into an adversary proceeding by Whitestone Uptown Tower, LLC in the Uptown Tower bankruptcy case described in “—Uptown Tower” below, and the other claims were settled pursuant to the settlement agreement described in “—Jointly Administered Bankruptcy Cases” below.

Jointly Administered Bankruptcy Cases

On March 4, 2024, bankruptcy cases were filed for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower. The bankruptcy cases were consolidated into the jointly administered bankruptcy cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as, but separate cases from, the Whitestone Uptown Tower, LLC bankruptcy case described under “—Uptown Tower” below.

The plan of liquidation in the jointly administered bankruptcy cases providing for the sale of the Real Estate Assets other than Uptown Tower and treatment of claims was confirmed in November 2024. Those Real Estate Assets were sold between October 2024 and July 2025.

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

The plan agent is entitled to receive compensation as a flat fee of $10,000 per month, plus reimbursement of actual, necessary expenses. If during any month the plan agent spends more than fifteen (15) hours in the performance of her duties, she will be entitled to compensation at a rate of $650 per hour for each additional hour of services.

In December 2025 over our objections, the bankruptcy court issued an order approving an agreement between the plan agent and Whitestone REIT, Whitestone OP and Whitestone TRS settling the Whitestone claims in the jointly administered bankruptcy cases. The plan agent and Whitestone negotiated the settlement agreement without our participation. The bankruptcy court’s order and the settlement agreement provided for, among other things:

●

Allowed Claims (as defined in the plan of liquidation) of Whitestone Industrial-Office, LLC, Whitestone Offices, LLC and Whitestone CP Woodland Ph. 2, LLC (the “Subsidiary Debtors”) shall be satisfied by payment in full from the Subsidiary Debtors. At the direction of the plan agent, the debtors shall make such payments to holders of Allowed Claims of the Subsidiary Debtors. After payment of the Allowed Claims of the Subsidiary Debtors, all remaining funds (the “Partnership Estate Funds”) shall flow to the Pillarstone OP estate.

●	the debtors shall use Partnership Estate Funds to establish the following three reserves to support the plan agent’s claim administration process:

o

the debtors shall use $1,000,000.00 of the Partnership Estate Funds to establish the “Partnership Tax Reserve”. The plan agent shall direct the debtors to use the Partnership Tax Reserve to satisfy state and federal tax claims owed by Pillarstone OP and us. The debtors shall make such payments as directed by the plan agent;

o

the debtors shall use $1,000,000.00 of the Partnership Estate Funds to establish the “Case Administration Reserve”. The plan agent shall direct the debtors to use the Cash Administration Reserve to fund estate administrative expenses including payment of estate employees, attorneys’ fees, accounting fees, costs of administering claims, and winding up the estates of us, Pillarstone OP and the Subsidiary Debtors (together, the “Debtors Estates”). The debtors shall make such payments as directed by the plan agent; and

o

the debtors shall use $500,000.00 of the Partnership Estate Funds to establish the “Partnership GUC Reserve”. The plan agent shall direct the debtors to use the Partnership GUC Reserve to satisfy all allowed general unsecured claims, including insider general unsecured claims, against Pillarstone OP. The debtors shall make such payments as directed by the plan agent. Should the debtors fail to make payment as directed, the plan agent shall seek relief from the Bankruptcy Court;

●

the debtors shall distribute $4,050,000.00 to the Pillarstone Capital REIT estate (the “Pillarstone Distribution”) from the Partnership Estate Funds in satisfaction of all outstanding claims by us against the Pillarstone OP estate. The plan agent shall administer claims against our estate and shall direct the debtors to satisfy any allowed claims against our estate with the Pillarstone Distribution and any other cash in our estate. The plan agent shall direct the debtors to distribute any surplus proceeds remaining from the Pillarstone Distribution to our equity interest holders in accordance with the plan of liquidation in the jointly administered bankruptcy cases. This distribution was made in December 2025;

●

following the satisfaction of all the claims of the Subsidiary Debtors, and of the reserves set forth above, the debtors shall distribute all funds remaining in the Pillarstone OP estate to Whitestone OP no later than December 12, 2025. This payment (the “WROP Distribution”) was made in December 2025;

●

the plan agent shall direct the debtors to distribute any surplus funds from the Partnership Tax Reserve, Case Administrative Reserve, and Partnership Tax Reserve remaining after the complete administration of the Debtors’ Estates to Whitestone OP. The debtors shall make such Surplus Reserve Funds payments as directed by the plan agent;

●	upon entry of the final order approving the motion to approve the settlement, the plan agent and Whitestone OP shall promptly move to dismiss with prejudice:

o	the adversary proceeding commenced by Pillarstone OP in the jointly administered bankruptcy cases;
o	the Houston litigation discussed in “—Houston Case” above; and
o	the Delaware litigation discussed in “—Delaware Case” above;

●

upon entry of the final order, and payment of the WROP Distribution, Whitestone OP shall (a) move to dismiss with prejudice all pending litigation initiated by it against any of the debtors, and (b) withdraw its proof of claim against Pillarstone OP in the amount of $52,963,904.83 and its proof of claim against Pillarstone Capital REIT in the amount of $9,966,778.64;

●

the plan agent, on behalf of the debtors and the Debtors Estates, granted a release to Whitestone REIT, Whitestone OP, Whitestone TRS and certain of their related parties and agreed to ensure the dismissal with prejudice of all pending claims, causes of action and lawsuits brought by any of the debtors against such parties. The Whitestone parties granted releases to the plan agent and the Debtors Estates and agreed to ensure the dismissal with prejudice of all pending claims, causes of actions and lawsuits against any of the debtors, including the Delaware litigation. Whitestone OP agreed to dismiss its claims and causes of action against James C. Mastandrea pending in his adversary claims in the jointly administered bankruptcy cases to the extent he is seeking indemnification against the Debtors Estates on account of those claims; and

●

the bankruptcy court shall retain exclusive personal and subject matter jurisdiction to enforce the terms of the settlement agreement and to decide any claims or disputes that may arise or result from, or be connected with, the settlement agreement, or any breach or default thereunder.

Whitestone Uptown Tower, LLC was not party or subject to the settlement, and the litigation in its bankruptcy case was not resolved under the settlement.

Uptown Tower

Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owned the Uptown Tower office building, was the borrower under a loan agreement. The Uptown Tower office building was subject to a mortgage under the loan agreement. The mortgage debt was guaranteed by Whitestone OP. This mortgage was an obligation of Whitestone Uptown Tower, LLC, a subsidiary included in our consolidated financial statements until its deconsolidation in December 2023. Neither Pillarstone Capital REIT nor Pillarstone OP had any obligation or guarantee of this indebtedness nor did any of our other properties collateralize this indebtedness.

As of March 31, 2023, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for the mortgage loan. In addition, the lender asserted that Whitestone’s termination of the management agreement for Uptown Tower also caused an event of default under the loan agreement.

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

In the default notice, the lender and special servicer noted that the borrower, prior to the Contribution Agreement and while it was controlled by Whitestone OP, represented, warranted, and covenanted that “[F]ollowing the Transfer, Sponsor [Whitestone REIT] through its ownership of Guarantor [Whitestone OP] [. . .] shall continue to Control Borrower [Whitestone Uptown Tower, LLC], and shall continue to control the day-to-day operation of the Property.” The lender and special servicer contend that this representation was false because Pillarstone OP and the borrower are controlled by the general partner (Pillarstone Capital REIT, the sole general partner of Pillarstone OP) and not Whitestone REIT.

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

The borrower requested disbursements of capital and operating expenditures from Rialto Capital Advisors, LLC under the terms of the loan agreement in August 2023 and September 2023, but Rialto Capital Advisors, LLC did not release the funds and indicated that it did not intend to release funds or reverse the cash sweep to permit the funding of the operations and leasing of Uptown Tower.

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

On December 1, 2023, Whitestone Uptown Tower, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas in the case styled In re: Whitestone Uptown Tower, LLC a/a/ Pillarstone Capital REIT Operating Partnership, Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The filing of the petition constituted an event of default under the mortgage loan. Prior to the filing of the bankruptcy petition, in November 2023, representatives of our board of trustees attempted to initiate discussions with representatives of Whitestone REIT’s board of trustees to address these matters and to approach Rialto Capital Advisors, LLC jointly. However, without the borrower’s knowledge or consent, Whitestone attempted to pay off the loan and grant broad releases to the lender and special servicer on behalf of the borrower, including the application of the trapped cash, escrows and reserves to the indebtedness. No Whitestone REIT entity had the authority to make such agreements on behalf of the borrower, and we were informed that the agreement was not consummated, but Whitestone did send approximately $13.6 million to Rialto Capital Advisors, LLC pursuant to this arrangement.

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

Over the objection of Whitestone Uptown Tower, LLC, the bankruptcy ruled in favor of Whitestone OP that it was statutorily subrogated to the secured claim of the lender of the mortgage loan with respect to its mistaken payment to the mortgage loan lender. We paid $13.6 million of the Uptown Tower sale proceeds to Whitestone OP representing funds it had mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so. On October 25, 2024, Whitestone Uptown Tower, LLC also appealed that ruling in the United States District Court for the Norther District of Texas, Dallas Division, in the case styled Whitestone Uptown Tower, LLC v. Whitestone REIT Operating Partnership, L.P., Case No. 24-02699. The District Court affirmed the bankruptcy court ruling, and Whitestone Uptown Tower, LLC appealed the District Court’s ruling to the United States Court of Appeals for the Fifth Circuit on August 13, 2025. The appeal is ongoing as of the date of this report.

On June 4, 2025, Whitestone Uptown Tower filed an adversary proceeding in its bankruptcy case styled Whitestone Uptown Tower, LLC v. Whitestone REIT, Whitestone REIT Operating Partnership L.P. and Whitestone TRS, Inc., Adv. Proc No. 25-03061, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division for breach of contract and breach of fiduciary duties related to the management of Uptown Tower under the management agreements as discussed under “—Houston Case” above. This case remains ongoing as of the date of this report.

The Uptown Tower bankruptcy proceedings have been and are expected to continue to be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of these proceedings are difficult to predict. In addition, we intend to vigorously pursue the Uptown Tower action to seek damages from Whitestone due to its violations of the management agreements and fiduciary duties and to protect our shareholders. However, the outcomes of these proceedings, including the timing of the final disposition of the proceedings, are unpredictable and could result in substantial costs to us and affect our ability to recover funds from Whitestone Uptown Tower, LLC. As a result, future adverse rulings, settlements, or unfavorable developments could result in a material adverse effect on the registrant’s business, results of operations or financial condition.

ITEM 1A. RISK FACTORS

Not applicable.

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

As of March 31, 2023, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for the mortgage loan. In addition, the lender asserted that Whitestone’s termination of the management agreement for Uptown Tower also caused an event of default under the loan agreement.

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

In the default notice, the lender and special servicer noted that the borrower, prior to the Contribution Agreement and while it was controlled by Whitestone OP, represented, warranted, and covenanted that “[F]ollowing the Transfer, Sponsor [Whitestone REIT] through its ownership of Guarantor [Whitestone OP] [. . .] shall continue to Control Borrower [Whitestone Uptown Tower, LLC], and shall continue to control the day-to-day operation of the Property.” The lender and special servicer contend that this representation was false because Pillarstone OP and the borrower are controlled by the general partner (Pillarstone Capital REIT, the sole general partner of Pillarstone OP) and not Whitestone REIT.

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

On December 1, 2023, Whitestone Uptown Tower, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas in the case styled In re: Whitestone Uptown Tower, LLC a/a/ Pillarstone Capital REIT Operating Partnership, Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The filing of the petition constituted an event of default under the mortgage loan. Prior to the filing of the bankruptcy petition, in November 2023, representatives of our board of trustees attempted to initiate discussions with representatives of Whitestone REIT’s board of trustees to address these matters and to approach Rialto Capital Advisors, LLC jointly. However, without the borrower’s knowledge or consent, Whitestone attempted to pay off the loan and grant broad releases to the lender and special servicer on behalf of the borrower, including the application of the trapped cash, escrows and reserves to the indebtedness. No Whitestone REIT entity had the authority to make such agreements on behalf of the borrower, and we were informed that the agreement was not consummated, but Whitestone did send approximately $13.6 million to Rialto Capital Advisors, LLC pursuant to this arrangement.

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

The following individuals loaned the following face amounts that accrue interest at 10% per annum, which can be converted into common shares of Pillarstone Capital as of March 31, 2023, as follows:

Trustee	Face Amount	Accrued Interest	Convertible into common shares
Dennis H. Chookaszian	$28,888	$21,282	37,693
Daniel G. DeVos	$47,780	$35,200	62,344
Paul T. Lambert	$51,112	$37,655	66,692
James C. Mastandrea	$52,224	$38,474	68,142
John J. Dee	$17,776	$13,096	23,194
Totals	$197,780	$145,707	258,065

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

The convertible notes were issued effective November 20, 2015, had a maturity date of three years and had been extended multiple times. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. We repaid the convertible notes pursuant to our plan of liquidation and bankruptcy court proceedings in January 2026 in the following amounts:

Trustee	Amount
Dennis H. Chookaszian	$52,845.25
Daniel G. DeVos	$87,404.67
Paul T. Lambert	$93,499.95
James C. Mastandrea	$95,534.15
John J. Dee	$32,517.90

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1	Whitestone Uptown Tower, LLC Second Amended Plan of Reorganization (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2025 and incorporated herein by reference)

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

101

The following financial information of the Registrant for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited), (iii) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and 2022 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ Bradford D. Johnson
Date:	June 15, 2026		Bradford D. Johnson Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ Daniel P. Kovacevic
Date:	June 15, 2026		Daniel P. Kovacevic Chief Financial Officer (Principal financial and accounting officer)