Form 10-Q
period 2023-06-30
PILLARSTONE CAPITAL REIT
filed 2026-06-15
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS (a)
Real estate assets, at cost
Property	$58,311	$57,638
Accumulated depreciation	(11,171)	(10,412)
Total real estate assets	47,140	47,226
Cash and cash equivalents	3,328	5,151
Escrows and utility deposits	1,843	1,419
Accrued rents and accounts receivable, net of allowance for doubtful accounts	826	1,015
Receivable due from related party	264	264
Unamortized lease commissions and deferred legal cost, net	280	295
Prepaid expenses and other assets	484	137
Total assets	$54,165	$55,507

LIABILITIES AND EQUITY (b)
Liabilities:
Notes payable	$14,861	$14,642
Accounts payable and accrued expenses	2,048	1,922
Convertible notes payable	198	198
Accrued interest payable	154	203
Tenants' security deposits	782	751
Total liabilities	18,043	17,716

Commitments and contingencies

Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at June 30, 2023 and December 31, 2022, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at June 30, 2023 and December 31, 2022, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at June 30, 2023 and December 31, 2022	7	7
Additional paid-in capital	28,493	28,493
Accumulated deficit	(23,691)	(23,442)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	4,013	4,262
Noncontrolling interest in subsidiary	32,109	33,529
Total equity	36,122	37,791
Total liabilities and equity	$54,165	$55,507

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets - Continued

(in thousands)

	June 30, 2023	December 31, 2022
	(unaudited)
(a) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$58,308	$57,635
Accumulated depreciation	(11,168)	(10,409)
Total real estate assets	47,140	47,226
Cash and cash equivalents	3,193	5,127
Escrows and utility deposits	1,843	1,419
Accrued rents and accounts receivable, net of allowance for doubtful accounts	826	1,027
Receivable due from related party	222	264
Unamortized lease commissions and deferred legal cost, net	280	295
Prepaid expenses and other assets	448	65
Total assets	$53,952	$55,423

(b) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Notes payable	$14,861	$14,642
Accounts payable and accrued expenses	1,758	1,525
Accrued interest payable	4	63
Tenants' security deposits	782	751
Total liabilities	$17,405	$16,981

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues
Rental	$2,103	$2,261	$4,213	$4,571
Transaction and other fees	9	17	14	33
Total revenues	2,112	2,278	4,227	4,604

Operating expenses
Depreciation and amortization	499	506	985	990
Operating and maintenance	837	852	1,474	1,623
Real estate taxes	367	413	792	741
General and administrative	970	185	1,851	372
Management fees	227	143	420	283
Total operating expenses	2,900	2,099	5,522	4,009

Other expenses (income)
Interest expense, net	156	202	419	399
Total other expenses	156	202	419	399

Income (loss) before income taxes	(944)	(23)	(1,714)	196
Provision for income taxes	-	12	45	5

Net income (loss)	(944)	(11)	(1,669)	201
Less: Noncontrolling interest in subsidiary	(949)	64	(1,420)	293
Net income (loss) attributable to Common Shareholders	$5	$(75)	$(249)	$(92)

Net loss per Common Share:
Basic	$0.01	$(0.11)	$(0.50)	$(0.14)
Diluted	$0.02	$(0.11)	$(0.48)	$(0.14)

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$3	$2	$7	$28,493	$(23,442)	$(801)	$4,262	$33,529	$37,791
Net income (loss)	-	-	-	-	(254)	-	(254)	(471)	(725)

Balance at March 31, 2023	3	2	7	28,493	(23,696)	(801)	4,008	33,058	37,066
Net income (loss)	-	-	-	-	5	-	5	(949)	(944)

Balance at June 30, 2023	$3	$2	$7	$28,493	$(23,691)	$(801)	$4,013	$32,109	$36,122

Balance at December 31, 2021	$3	$2	$7	$28,493	$(23,882)	$(801)	$3,822	$35,094	$38,916
Net income (loss)	-	-	-	-	(17)	-	(17)	229	212

Balance at March 31, 2022	3	2	7	28,493	(23,899)	(801)	3,805	35,323	39,128
Net income (loss)	-	-	-	-	(75)	-	(75)	64	(11)

Balance at June 30, 2022	$3	$2	$7	$28,493	$(23,974)	$(801)	$3,730	$35,387	$39,117

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(1,669)	$201
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	985	990
Amortization of deferred loan costs	15	14
Bad debt	83	39
Deferred tax expense (benefit)	(64)	-
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	106	(47)
Receivable due from related party	-	(393)
Escrows and utility deposits	(424)	(449)
Unamortized lease commissions and deferred legal cost	(55)	(37)
Prepaid expenses and other assets	253	179
Accounts payable and accrued expenses	141	(193)
Payable due to related party	-	329
Tenants' security deposits	31	(25)
Net cash from operating activities	(598)	608

Cash flows from investing activities:
Additions to real estate	(1,082)	(700)
Insurance proceeds received for capital loss	253	-
Net cash from investing activities	(829)	(700)

Cash flows from financing activities:
Repayments of notes payable	(396)	(318)
Net cash from financing activities	(396)	(318)

Net change in cash and cash equivalents	(1,823)	(410)
Cash and cash equivalents at beginning of period	5,151	5,206
Cash and cash equivalents at end of period	$3,328	$4,796

Supplemental disclosure of cash flow information:
Cash paid for interest	$424	$388
Cash paid for taxes	28	44
Non cash investing activities:
Disposal of fully depreciated real estate	158	326
Financed insurance premium	600	311

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

Going Concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. In addition to the events described above, we have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $23.7 million as of June 30, 2023 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.	Revenues

Our revenues are disaggregated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Rental revenues	$1,869	$1,987	$3,819	$4,005
Recoveries	271	298	477	605
Bad debt	(37)	(24)	(83)	(39)
Total rental	2,103	2,261	4,213	4,571
Transaction and other fees	9	17	14	33
Total revenues	$2,112	$2,278	$4,227	$4,604

3.	Accrued Rents and Accounts Receivable, Net

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2023	December 31, 2022
Tenant receivables	$967	$860
Accrued rents and other recoveries	625	838
Allowance for doubtful accounts	(766)	(683)
Total	$826	$1,015

The following presents activity in the allowance for doubtful accounts:

	Balance at beginning of period	Adjustments to rental revenue	Net Charge- offs	Balance at end of period

Three months ended June 30, 2022	$553	$24	$-	$577
Three months ended June 30, 2023	728	37	1	766

Six months ended June 30, 2022	$538	$37	$2	$577
Six months ended June 30, 2023	683	83	-	766

4.	Leases

As a Lessor. At June 30, 2023, minimum lease payments owed to us for each of the five succeeding years under noncancelable operating leases, are as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2023 (remaining)	$4,116
2024	8,648
2025	7,623
2026	6,539
2027	4,544
2028	2,548
Thereafter	2,233
Total	$36,251

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

5.	Unamortized Lease Commissions and Deferred Legal Cost, Net

Costs which have been deferred consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasing commissions	$1,743	$1,358
Deferred legal cost	15	12
Total cost	1,758	1,370
Less: leasing commissions accumulated amortization	(1,466)	(1,063)
Less: deferred legal cost accumulated amortization	(12)	(12)
Total cost, net of accumulated amortization	$280	$295

A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions and Deferred Legal Costs
2023 (remaining)	$64
2024	100
2025	70
2026	36
2027	9
2028	1
Total	$280

6.	Variable Interest Entity

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

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheets consists of the following (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Real estate assets, at cost
Property	$58,308	$57,635
Accumulated depreciation	(11,168)	(10,409)
Total real estate assets	47,140	47,226
Cash and cash equivalents	3,193	5,127
Escrows and utility deposits	1,843	1,419
Accrued rents and accounts receivable, net of allowance for doubtful accounts	826	1,027
Receivable due from related party	222	264
Unamortized lease commissions and deferred legal cost, net	280	295
Prepaid expenses and other assets	448	65
Total assets	$53,952	$55,423

Liabilities
Notes payable	$14,861	$14,642
Accounts payable and accrued expenses	1,758	1,525
Accrued interest payable	4	63
Tenants' security deposits	782	751
Total liabilities	$17,405	$16,981

7.	Debt

Mortgages and other notes payable consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Fixed rate notes
Mortgage debt, 4.97% rate, due October 1, 2023	$14,478	$14,661
Financed insurance premium, 6.94% rate, due December 19, 2022	387	-
Total notes payable principal	14,865	14,661
Less deferred financing costs, net of accumulated amortization	(4)	(19)
Total notes payable	$14,861	$14,642

The mortgage debt was an obligation of Whitestone Uptown Tower, LLC as borrower, collateralized by the Uptown Tower property and guaranteed by Whitestone OP. As of June 30, 2023, we were not in compliance with loan covenants. The mortgage loan matured on October 1, 2023. The registrant and the borrower had been working to extend the maturity date and to find new financing or a buyer for the Uptown Tower property. However, on October 19, 2023, Whitestone objected to a proposed sale of the Uptown Tower property under the Status Quo Order issued by the court in the previously disclosed lawsuit Whitestone OP instituted against us in the Delaware Court of Chancery.

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

On November 20, 2015, five trustees on our board of trustees, one of whom is no longer affiliated with the Company, loaned $198 thousand to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. The convertible notes payable can be converted by the noteholders into common shares at the rate of $1.331 per common share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into common shares at $1.331 per common share. Accrued interest on these related convertible notes was approximately $154 thousand as of June 30, 2023 and $141 thousand as of December 31, 2022.

9.	Shareholders’ Equity

Operating partnership units. Substantially all of our business is conducted through Pillarstone OP, and we are the sole general partner. As of June 30, 2023, we owned an 18.6% interest in Pillarstone OP. At any time, limited partners in Pillarstone OP holding OP Units have the right to convert their OP Units for cash, or at our option, common shares of Pillarstone. As of June 30, 2023, there were 16,688,167 OP Units outstanding.

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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted common shares:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2021	168,449	$11.44
Vested	-	—
Unvested at December 31, 2022	168,449	$11.44
Vested	-	—
Unvested at June 30, 2023	168,449	$11.44

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

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan ("2016 Plan"). The 2016 Plan provides that awards may be made in common shares of the Company or units in the Company’s operating partnership, which may be converted into common shares. Subject to adjustment as provided by the terms of the 2016 Plan, the maximum aggregate number of common shares with respect to which awards may be granted under the 2016 Plan will be increased based on future issuances of common shares and units of the operating partnership, including issuances pursuant to the 2016 Plan, so that at any time the maximum number of shares that may be issued under the 2016 Plan shall equal 12.5% of the aggregate number of common shares and units of the operating partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company). There were 2,086,655 shares available for grant under the 2016 Plan at June 30, 2023.

The Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation in the periods ended June 30, 2023 or 2022.

Options. The Company has a single option award outstanding for 667 shares of our Common Stock for $33.75. This award is fully vested and remains effective until 90 days after the term ends of the individual trustee. The awards have no intrinsic value as they were out-of-the-money at June 30, 2023. No compensation expense was recognized for these awards in the periods ended June 30, 2023 or 2022 as the awards became fully vested in previous years.

11.	Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended June 30, 2023 and 2022 was 0% and (52)%, respectively, and for the six months ended June 30, 2023 and 2022 was (3)% and 3%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes and permanent differences for non-deductible expenses.

12.	Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022

Numerator:
Net earnings (loss) attributable to common shareholders	$5	$(75)	$(249)	$(92)
Add: After tax effect of convertible notes interest	4	-	12	-
Net earnings (loss) attributable for dilutive securities	$9	$(75)	$(237)	$(92)

Denominator:
Weighted average number of common shares - basic	493,968	657,084	493,968	657,084
Dilutive effect of:
Shares issuable upon conversion of convertible notes payable	-	-	-	-
Shares issuable upon conversion of 95,226 Class A Preferred Shares	-	-	-	-
Shares issuable upon conversion of 231,944 Class C Preferred Shares	-	-	-	-
Weighted average number of common shares - dilutive	493,968	657,084	493,968	657,084

Basic loss per common share:
Net loss available to common shareholders	$0.01	$(0.11)	$(0.50)	$(0.14)
Diluted loss per common share:
Net loss available to common shareholders	$0.02	$(0.11)	$(0.48)	$(0.14)

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

We determined that Whitestone, under the property Management Agreements in effect until August 2022, was not making appropriate reimbursement of the General Partner’s operating and administrative expenses from Pillarstone OP. During the first quarter of 2022, we recorded $1.8 million as reimbursement of expenses for the years ended 2017 through 2021. We recorded reimbursements from Pillarstone OP totaling $559 thousand and $271 thousand in the six months ended June 30, 2023 and 2022, respectively, for operating and administrative expenses incurred.

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

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. As of June 30, 2023, the amount due Whitestone OP for these expenditures, if any, had not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account. Whitestone’s claims were settled pursuant to the settlement agreement described in Part II, Item 1, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

Summary. The following table presents the revenue and expenses with related parties included in our consolidated statement of operations (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2023	2022	2023	2022
Rent revenue from Whitestone	Rental	$-	$174	$2	$366
Property management fees to Whitestone	Management fees	-	(99)	-	(194)
Asset management fees to Whitestone	Management fees	-	(45)	-	(90)
Rent expense to Whitestone	Office expenses	-	(6)	-	(11)
Interest expense on convertible notes to active trustees	Interest expense, net	(5)	(6)	(10)	(11)

Receivables due from and payables due to related parties consisted of the following (in thousands):

	Location of Receivable (Payable)	June 30, 2023	December 31, 2022
Tenant receivables and other receivables	Receivable due from related party	$264	$264
Convertible notes payable	Convertible notes payable - related parties	(150)	(150)
Accrued interest on convertible notes	Accrued interest payable	(114)	(107)

14.	Commitments and Contingencies

We are party to lawsuits and bankruptcy filings discussed in detail below. This litigation has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations following the period covered by this report. Moreover, the results of these proceedings are difficult to predict.

As of June 30, 2023, the Company believes that the allegations in these lawsuits are without merit and intends to continue to vigorously defend against them. However, the outcomes of these lawsuits, including the timing of the final disposition of the lawsuits, are unpredictable. It is reasonably possible that these lawsuits could result in large monetary awards, especially if compensatory and/or punitive damages are awarded. Such damages may include a partial or complete loss of the value of the Company’s interest in Pillarstone OP. Management, with the consultation of the Company’s legal counsel, is not able to conclude whether these lawsuits will be resolved without a material adverse effect on our financial position, earnings, or cash flows.

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

•

the effects of our ongoing litigation with Whitestone REIT, Whitestone REIT Operating Partnership, L.P, and Whitestone TRS, Inc., including proceedings in the Whitestone Uptown Tower, LLC bankruptcy case;

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

Overview

We are a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. As of June 30, 2023, we owned approximately 18.6% of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) and serve as its general partner. Substantially all of our operations and activities are conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. As of June 30, 2023, Pillarstone OP owned two office buildings in the Dallas metropolitan area and six office/warehouse and retail locations in the Houston metropolitan area having approximately 927 thousand square feet of gross leasable area.

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

Comparison of the Three Months Ended June 30, 2023 and 2022

The following provides a comparison of our results of operations (dollars in thousands):

	Three Months Ended June 30,
	2023	2022
Number of properties	8	8
Aggregate GLA (sq. ft.)	926,798	926,798
Ending occupancy rate	51%	56%

Total revenues	$2,112	$2,278
Total operating expenses	2,900	2,099
Total other expenses	156	202
Provision for income tax expense (benefit)	-	(12)
Net income (loss)	(944)	(11)
Less: Non-controlling interest in subsidiary	(949)	64
Net income (loss) attributable to Common Shareholders	$5	$(75)

Revenues. Total revenues for the three months ended June 30, 2023 were $2.1 million as compared with $2.3 million for the same period of 2022. The decrease of $166 thousand or 7% was principally caused by a decline in occupancy rates from 56% at June 30, 2022 to 51% at June 30, 2023. Leasing activity was adversely affected by Whitestone’s unexpected termination of their managerial services in August 2022.

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

Expenses. Our operating expenses were $2.9 million for the three months ended June 30, 2023 compared to $2.1 million for the same period of 2022, an increase of $801 thousand, or 38%. The overall increase was primarily due to legal expenses incurred for the lawsuits with Whitestone and contract accounting services and other costs as we internalized management after Whitestone’s unexpected termination of managerial services. The primary components of operating expenses are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2023	2022	Change	% Change
Depreciation and amortization	$499	$506	$(7)	-1%
Operating and maintenance	837	852	(15)	-2%
Real estate taxes	367	413	(46)	-11%
General and administrative	970	185	785	424%
Management fees	227	143	84	59%
Total operating expenses	$2,900	$2,099	$801	38%

Our effective tax rate for the three months ended June 30, 2023 and 2022 was 0% and (52)%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes and permanent differences for non-deductible expenses.

Noncontrolling interest in subsidiary represents the share earnings of Pillarstone OP allocable to holders of partnership interests other than us.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following provides a general comparison of our results of operations (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Number of properties	8	8
Aggregate GLA (sq. ft.)	926,798	926,798
Ending occupancy rate	51%	56%

Total revenues	$4,227	$4,604
Total operating expenses	5,522	4,009
Total other expenses	419	399
Provision for income tax expense (benefit)	(45)	(5)
Net income (loss)	(1,669)	201
Less: Non-controlling interest in subsidiary	(1,420)	293
Net income (loss) attributable to Common Shareholders	$(249)	$(92)

Revenues. We had total revenues for the six months ended June 30, 2023 and 2022 of $4.2 million and $4.6 million, respectively, a decrease of $377 thousand, or 8%. The decrease was principally caused by a decline in average occupancy rates in the six months ended June 30, 2023. Leasing activity was adversely affected by Whitestone’s unexpected termination of their managerial services in August 2022.

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

Expenses. Our operating expenses were approximately $5.5 million for the six months ended June 30, 2023 compared to $4.0 million the same period of 2022, an increase of approximately $1.5 million, or 38%. The overall increase was primarily due to legal expenses incurred for the lawsuits with Whitestone and contract accounting services and other costs as we internalized management after Whitestone’s unexpected termination of managerial services. The primary components of operating expenses are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2023	2022	Change	% Change
Depreciation and amortization	$985	$990	$(5)	-1%
Operating and maintenance	1,474	1,623	(149)	-9%
Real estate taxes	792	741	51	7%
General and administrative	1,851	372	1,479	398%
Management fees	420	283	137	48%
Total operating expenses	$5,522	$4,009	$1,513	38%

Our effective tax rate for the six months ended June 30, 2023 and 2022 was (3)% and 3%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes and permanent differences for non-deductible expenses.

Noncontrolling interest in subsidiary represents the share earnings of Pillarstone OP allocable to holders of partnership interests other than us.

Liquidity and Capital Resources

As of June 30, 2023, our unrestricted cash resources were $3.3 million.

Significant sources and uses of cash during the six months ended June 30, 2023.

●	Cash used for operating activities was $598 thousand.
●	We received $253 thousand of insured loss reimbursements for elevator damage at Uptown Tower.
●	Capital expenditures were $1.1 million principally for elevator repairs at Uptown Tower and other health and safety needs at our properties.
●	We made repayments of notes payable totaling $396 thousand.

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

We determined that Whitestone, under the property management agreements in effect until August 2022, was not making appropriate reimbursement of the General Partner’s operating and administrative expenses from Pillarstone OP. During the first quarter of 2022, we recorded $1.8 million as reimbursement of expenses for the years ended 2017 through 2021. We recorded reimbursements from Pillarstone OP totaling $1.1 million in 2022 for operating and administrative expenses incurred in 2022. We recorded reimbursements from Pillarstone OP totaling $559 thousand and $271 thousand in the six months ended June 30, 2023 and 2022, respectively, for operating and administrative expenses incurred.

For financial reporting purposes, Pillarstone REIT and Pillarstone OP report on a consolidated basis, therefore, the reimbursement of our expenses does not change net income but only the allocations between controlling and noncontrolling interests.

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. As of June 30, 2023, the amount due Whitestone OP for these expenditures, if any, had not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account. Whitestone’s claims were settled pursuant to the settlement agreement described in Part II, Item 1, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

Indebtedness. The Company’s indebtedness at June 30, 2023 is presented in Item 1, “Financial Statements – Note 7 – Debt” and our lease obligations are presented in Item 1, “Financial Statements—Note 4 – Leases.”

At June 30, 2023, Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owned the Uptown Tower office building, was the borrower under a loan agreement. The Uptown Tower office building was subject to a mortgage under the loan agreement. The mortgage debt was guaranteed by Whitestone OP. This mortgage was an obligation of Whitestone Uptown Tower, LLC, a subsidiary included in our consolidated financial statements. Neither Pillarstone Capital REIT nor Pillarstone OP had any obligation or guarantee of this indebtedness nor did any of our other properties collateralized this indebtedness.

As of June 30, 2023, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for mortgage loan.

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

In addition to the mortgage loan, we have approximately $198,000 of convertible notes payable and corresponding accrued interest of approximately $154,000 as of June 30, 2023. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. We repaid the convertible notes in January 2026.

At June 30, 2023, the reported net equity in Whitestone Uptown Tower, LLC was approximately $8.0 million.

Long Term Liquidity and Operating Strategies.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $23.7 million as of June 30, 2023 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

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

Interest Rates and Inflation

We were not significantly affected by rising interest rates during the periods presented in this report due primarily to having 100% of our debt with a fixed rate as of June 30, 2023. Any new indebtedness may be at higher rates than the 4.97% base rate of interest under the loan agreement, plus the default rate of interest, which is 5% above the interest rate under the loan agreement. For example, the mortgage loan with American Bank, N.A. that replaced the prior loan for Uptown Tower bears interest at the WSJ Prime Rate (as defined in the loan agreement) plus 7.5%. If we are not able to incur indebtedness on favorable terms to us, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

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

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were not effective as of June 30, 2023.

Management’s Report on Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements, management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Management has concluded that, based on applying the COSO criteria, as of June 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Our efforts to internalize management, establish new accounting and financial reporting processes and implement new systems have resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2023, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for the mortgage loan. In addition, the lender asserted that Whitestone’s termination of the management agreement for Uptown Tower also caused an event of default under the loan agreement.

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

As of June 30, 2023, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for the mortgage loan. In addition, the lender asserted that Whitestone’s termination of the management agreement for Uptown Tower also caused an event of default under the loan agreement.

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

The following individuals loaned the following face amounts that accrue interest at 10% per annum, which can be converted into common shares of Pillarstone Capital as of June 30, 2023, as follows:

Trustee	Face Amount	Accrued Interest	Convertible into common shares
Dennis H. Chookaszian	$28,888	$22,002	38,234
Daniel G. DeVos	$47,780	$36,391	63,239
Paul T. Lambert	$51,112	$38,929	67,649
James C. Mastandrea	$52,224	$39,776	69,121
John J. Dee	$17,776	$13,539	23,527
Totals	$197,780	$150,637	261,770

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
101

The following financial information of the Registrant for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (unaudited), (iii) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2023 and 2022 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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