Form 10-K
period 2023-12-31
PILLARSTONE CAPITAL REIT
filed 2026-06-15
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-15409

PILLARSTONE CAPITAL REIT

(Exact Name of Registrant as Specified in Its Charter)

Maryland	39-6594066
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

9825 E Bell Rd., Suite 130 Scottsdale, Arizona 85260
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

The aggregate market value of the voting common shares held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $4,519 based on the closing price of $0.0151 per common share on the Pink Market of the OTC Markets Group on May 29, 2024, the last date before June 30, 2025 for which a trading price was reported on the Expert Market of the OTC Markets Group.

As of June 1, 2026, the Registrant had issued 695,214 common shares of beneficial interest and had 657,084 shares outstanding after deducting 38,130 shares held in treasury.

PILLARSTONE CAPITAL REIT

FORM 10-K

Year Ended December 31, 2023

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
•

the effects of our ongoing litigation with Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Whitestone TRS, Inc., including proceedings in the Whitestone Uptown Tower, LLC bankruptcy case;

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

PART I

Item 1. Business.

Company Overview

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust (“REIT”) engaged in investing in, owning and operating commercial properties. As of December 31, 2023, the Company, through the limited partnership of which the Company is general partner, owned six properties in Houston, Texas and two properties in Dallas, Texas. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or a real estate operating company and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

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

From 2003 through 2006, we pursued a value-added business plan primarily focused on acquiring well-located, under-performing multifamily residential properties, including affordable housing communities, and repositioning them through renovation, leasing, improved management and branding. In 2006, the Company did not complete a public offering for a portfolio acquisition due to market conditions, and consequently, was not able to meet the listing requirements of the former American Stock Exchange (“Amex”). Accordingly, Pillarstone’s common shares were delisted from the Amex and commenced being quoted on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”), the Pink Market, and currently on the Expert Market under the symbol “PRLEQ”.

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

Substantially all of our business is conducted through Pillarstone Capital REIT Operating Partnership LP, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. As of December 31, 2023, we owned 18.6% of the outstanding equity in Pillarstone OP and consolidate it in our financial statements.

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

Employees

As of December 31, 2023, we had nine employees, other than our three executive officers.

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

Item 1A. Risk Factors

Risks Related to Our Business and Real Estate Assets

Whitestone Uptown Tower, LLC may not prevail in its litigation proceedings with Whitestone.

Whitestone TRS was contracted to perform and maintain the records and processes for much of our accounting and financial reporting functions. As part of the termination of the management agreements, Whitestone removed our access to its accounting and financial software platform. As a result of the abrupt termination of the management agreements, inadequate assistance in the transition of the management of the Real Estate Assets, and Whitestone’s failure to provide a complete copy of our accounting and financial reporting information that was maintained on Whitestone’s accounting and software platform, we had to rebuild our internal accounting and financial reporting processes. To assist with and expedite this process, we retained accounting consultants to (i) recreate the accounting records, processes, and systems that Whitestone did not release in usable electronic format to us, and (ii) incorporate those records that we have received from Whitestone related to the Real Estate Assets and their management. In the meantime, we began directly overseeing the maintenance and operations of the Real Estate Assets. In the course of doing so, we confirmed that certain Real Estate Assets deteriorated following significant deferred maintenance and neglect while under Whitestone’s management. We began working to address these deferred maintenance and other operating issues, and new issues dating back to Whitestone’s management emerged regularly.

We discovered significant deferred maintenance and neglect of our assets had occurred under Whitestone’s management. Our efforts to address these matters were in some cases stymied by Whitestone’s litigation against us in Delaware where the Delaware court limited our ability to incur expenses above low threshold amounts for the types of expenses a company in our industry could expect to incur in the ordinary course of business. Our legal and professional fees increased substantially as we addressed the internalization of management and the litigation matters discussed in this report. As a result, on September 16, 2022, we filed a lawsuit against Whitestone TRS, Inc., Whitestone REIT and Whitestone OP in the District Court, Harris County, Texas, 189th Judicial District alleging, among other things, breach of the Pillarstone OP limited partnership agreement and the management agreements for the Real Estate Assets by the Whitestone defendants and breach of fiduciary duties relating to Pillarstone OP by Whitestone OP going outside the role of limited partner and harming us and Pillarstone OP. We moved portions of this case relating to Uptown Tower into the Whitestone Uptown Tower, LLC bankruptcy in 2025. Despite the settlement of claims by the plan agent and Whitestone with respect to the jointly administered bankruptcy case, this case, along with other litigation matters involving Uptown Tower, continues in the Whitestone Uptown Tower, LLC bankruptcy case as of the date of this report.

This litigation has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of these proceedings are difficult to predict. As a result, future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on any distribution to us as result of the Whitestone Uptown Tower, LLC bankruptcy.

Since the termination of our management agreements by Whitestone, we have incurred significant losses, which raises substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements included in this report, we have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $25.4 million as of December 31, 2023 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

We worked diligently to restore normal operations and leasing activities following Whitestone’s unanticipated termination of its managerial services. Many of Pillarstone’s actions were affected by a lack of usable information being made available to us by Whitestone on a timely basis. Prior to receiving the termination notice, we had anticipated an orderly transition of the management of the Real Estate Assets over an appropriate timeframe, particularly as Whitestone OP owned 81.4% of Pillarstone OP as a non-controlling limited partner. We believe the management functions as operated by Whitestone were deeply integrated with Whitestone’s management functions for its own business and have been difficult, expensive, and time-consuming to separate, causing material adverse effects on our business, income, cash flow, results of operations, financial condition, liquidity and prospects. As a result, Whitestone did significant damage to us by its intentional actions. In addition, our litigation with Whitestone has been, and following the period covered by this report continued to be, expensive, lengthy, and disruptive to normal business operations. Moreover, the results of these proceedings had been, and following the period covered by this report are expected to continue to be, difficult to predict. As a result, future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on our business, results of operations or financial condition.

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

Management concluded that as of December 31, 2023 and continuing to the date of the filing of this report, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

These material weaknesses arose in large part because of Whitestone’s abrupt termination in August 2022 of managerial services it provided, on-going litigation with Whitestone and the subsequent bankruptcy filings. At the date its managerial services ceased, we did not have our own personnel, processes or systems needed for proper accounting and financial reporting. While we immediately began to address these needs after Whitestone’s termination, we were unable to complete the design and implementation of appropriate internal control over financial reporting. Our efforts were stymied first by Whitestone’s litigation against us in Delaware where the Delaware court limited our ability to incur expenses above low threshold amounts and then by the subsequent bankruptcy filings in 2023 and 2024. These material weaknesses did not result in a material misstatement of our consolidated financial statements for the periods presented.

We have been working diligently on the process of designing and implementing effective internal control measures to remediate the reported material weaknesses. The Company’s efforts include implementing an enterprise-wide system of our own. This implementation was completed in 2023. We are using contract personnel for specialized accounting and financial reporting roles.

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

During the period covered by this report, we derived most of our income from rent received from our tenants. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases, renew for less space or terminate early, we may not be able to re-lease the space or there could be a substantial delay in re-leasing the space. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms. As a result, our cash flows, results of operations and financial condition could be adversely affected.

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

We generally maintain insurance policies related to our business, including casualty, general liability, and other policies, covering our business operations, employees and assets as appropriate for the markets where our properties and business operations are located. However, we would be required to bear all losses that are not adequately covered by insurance. In addition, there may be certain losses that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so, including losses due to floods, wind, earthquakes, acts of war, acts of terrorism, or riots. For example, our elevators at our Uptown Tower property have undergone significant renovation and repairs, some of which were covered by insurance. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could be liable for the excess expenses involved in the loss, and we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.

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

Risks Relating to Financing

We face risks associated with the use of debt financing, including refinancing risk.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest.

As we incur indebtedness, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. For example, Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owned the Uptown Tower office building, was the borrower under a mortgage loan agreement during the period covered by this report. We were not able to refinance the mortgage loan for our Uptown Tower property, resulting in the filing of a bankruptcy petition for the borrower. We deconsolidated Whitestone Uptown Tower, LLC from our consolidated financial statements effective December 1, 2023, the date of its bankruptcy filing. As such, Whitestone Uptown Tower, LLC’s financial condition and results of operations are no longer presented in our consolidated financial statements after this date.

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

Inflation in the United States accelerated rapidly in 2022 and 2023. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any fiscal or other policy interventions by the U.S. government in reaction to such events, could negatively impact our tenants’ businesses or our results of operations. We believe we lost tenants due to inflationary pressures on their businesses in 2022 and 2023. Many of our leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, although a limited number of tenants have capped the amount of these operating expenses they are responsible for under their lease. As a result, we believe that most of our leases mitigate our exposure to increases in costs and operating expenses resulting from inflation. However, there can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. In addition, while most of our leases provide for scheduled rent increases, high levels of inflation could outpace these increases. As a result, our business, financial condition, results of operations, cash flows, and liquidity could be adversely affected over time. There is no guarantee that we will be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, remain unknown at this time.

Additionally, inflationary pricing had and may continue to have a negative effect on the construction costs for repairs and improvements and any development projects we may undertake, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. For example, we experienced higher tenant improvement costs during 2023.

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

At December 31, 2023, we owned eight Real Estate Assets, including the Uptown Tower property. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards or our properties could be shut down by enforcement officials. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

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

Our trustees beneficially own approximately 54.5% of our common shares and approximately 44.6% of our total common shares and preferred shares, on an as-converted basis, as of June 1, 2026. As a result, these persons may be able to exercise significant influence over the outcome of shareholder votes, including votes concerning the election of trustees, the adoption or amendment of provisions in our declaration of trust or bylaws and the approval of mergers and other significant corporate transactions.

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

•	our ability to consummate our plan of liquidation and the Whitestone Uptown Tower plan of reorganization;
•	our ability to develop, fund, and execute our business plan; and
•	our ability to continue as a going concern.

These risks and uncertainties could affect our business and operations in various ways. For example, transactions outside the ordinary course of business are subject to the prior approval of the bankruptcy court, which may limit our ability to respond timely to certain events or take advantage of opportunities.

In December 2025, the bankruptcy court in the jointly administered bankruptcy cases approved a settlement agreement between the plan agent and Whitestone REIT, Whitestone REIT Operating Partnership, L.P. and Whitestone TRS, Inc. settling the claims between us and the Whitestone parties and creating reserves for the payment of claims and the administration of the jointly administered bankruptcy estates. The bankruptcy court retains jurisdiction to enforce the settlement agreement or decide any claims or disputes that may arise or result from or be connected with the settlement agreement. Claims in the Whitestone Uptown Tower, LLC bankruptcy case were not settled as part of this agreement and remain outstanding as of the date of this report.

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

While the bankruptcy cases continue our management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the bankruptcy cases continue to be protracted. During the bankruptcy cases, our employees have faced considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet tenant expectations, thereby adversely affecting our business and results of operations. The failure to retain members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

We are in the process of Chapter 11 reorganization cases under the Bankruptcy Code, which may cause our common shares to decrease in value or may render our common shares worthless.

Following the commencement of the bankruptcy cases, the price of our common shares, Class A Cumulative Convertible Preferred Shares and Our Class C Convertible Preferred Shares may decrease in value or become worthless. Accordingly, any trading in our shares during the pendency of our bankruptcy cases is highly speculative and poses substantial risks to holders and purchasers of our shares. Recoveries in the bankruptcy cases for holders of shares, if any, will depend upon our ability to implement our plans of liquidation and reorganization, the treatment of claims under the plans and the value of our assets. We expect that shareholders would not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness, are paid in full. We also expect our shareholders’ equity to decrease as we use cash on hand to support our operations in bankruptcy. We may not be able to implement a post-bankruptcy business plan. Consequently, there is a significant risk that the holders of our shares will receive no recovery under the bankruptcy cases and that our shares will be worthless.

Operating in bankruptcy for a long period of time may harm our business.

Prolonged operations under bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity. So long as we remain subject to bankruptcy court protection or jurisdiction, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations. A prolonged period of operating under bankruptcy court protection also may continue to make it more difficult to retain management and other key personnel necessary to the success of our business. In addition, the longer we remain under bankruptcy court protection, the more likely it is that tenants and vendors will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

In December 2025, the bankruptcy court in the jointly administered bankruptcy cases approved a settlement agreement between the plan agent and Whitestone REIT, Whitestone REIT Operating Partnership, L.P. and Whitestone TRS, Inc. settling the claims between us and the Whitestone parties and creating reserves for the payment of claims and the administration of the jointly administered bankruptcy estates. The bankruptcy court retains jurisdiction to enforce the settlement agreement or decide any claims or disputes that may arise or result from or be connected with the settlement agreement. Claims in the Whitestone Uptown Tower, LLC bankruptcy case were not settled as part of this agreement and remain outstanding as of the date of this report.

So long as we remain under bankruptcy court protection or jurisdiction, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the bankruptcy cases, including potentially the cost of litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect our financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a Chapter 11 plan. It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation. The impact of any such litigation on our business and financial stability, however, could be material.

Item 1C. Cybersecurity.

Our board of trustees provides oversight of risks from cybersecurity threats, in coordination with our management team and the Audit Committee of the board.

The day-to-day management of cybersecurity is the responsibility of our executive officers, and our board of trustees relies on management, in particular our chief executive officer and chief financial officer, to bring significant matters impacting us to its attention, including with respect to material risks from cybersecurity threats. As a small company with few employees, we do not have employees with expertise in assessing and managing cybersecurity risks. We engage a third-party consultants to oversee and monitor our information technology security processes and implemented technologies.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us or our business strategy, results of operations or financial condition since the termination of our management agreements with Whitestone TRS. For a disclosure of our cybersecurity risks, see the risk factor under the heading “We face risks associated with security breaches through cyber attacks or cyber intrusions, as well as other significant disruptions of our information technology (“IT”) networks and related systems” in Risk Factors in Part I, Item 1A.

Item 2. Properties.

General Physical and Economic Attributes

As of December 31, 2023, Pillarstone OP continued to own and manage its eight Real Estate Assets in the Dallas and Houston areas comprised of approximately 0.9 million square feet of gross leasable area.

The following table sets forth certain information relating to each of our properties owned as of December 31, 2023.

Community Name	Location	Year Built/ Renovated	Gross Leasable Area	Percent Occupied At 12/31/2023	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)	Average Net Effective Annual Base Rent Per Leased Sq. Ft. (3)
9101 LBJ Freeway	Dallas	1985	125,874	48%	$1,035	$17.17	$17.17
Corporate Park Northwest	Houston	1981	174,359	68%	1,827	15.50	15.50
Corporate Park Woodland II	Houston	2000	14,344	83%	259	21.69	21.69
Holly Hall Industrial Park	Houston	1980	90,000	67%	901	14.94	14.94
Holly Knight	Houston	1984	20,015	80%	597	37.26	37.26
Interstate 10 Warehouse	Houston	1980	151,000	0%	72	-	-
Uptown Tower (4)	Dallas	1982	253,981	50%	3,174	25.16	25.16
Westgate Service Center	Houston	1984	97,225	63%	853	13.91	13.91

Total / Weighted Average			926,798	49%	$8,718	$19.05	$19.05

(1)

Calculated as the tenant's actual December 31, 2023 base rent multiplied by 12. Excludes vacant space as of December 31, 2023. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), historical results differ from the annualized amounts.

(2)

Calculated as annualized base rent divided by gross leasable area ("GLA") leased as of December 31, 2023. Excludes vacant space as of December 31, 2023. In July 2023, Interstate 10 Warehouse building experienced a roof collapse due to deferred maintenance issues dating back to the management of the building by Whitestone TRS, Inc. and Whitestone REIT, and we were no longer leasing any portion of that building.

(3)

Represents (i) the contractual base rent for leases in place as of December 31, 2023, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortized free rent periods, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases as of December 31, 2023.

(4)

We deconsolidated Whitestone Uptown Tower, LLC, the subsidiary owning the Uptown Tower property, from our consolidated financial statements effective December 1, 2023, the date of its bankruptcy filing. As such, Whitestone Uptown Tower, LLC’s financial condition and results of operations are no longer presented in our consolidated financial statements after this date.

Following the period covered by this report, we sold all of our Real Estate Assets pursuant to our plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower, LLC plan of reorganization.

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

The joint plan of liquidation in the jointly administered bankruptcy cases providing for the sale of the Real Estate Assets other than Uptown Tower and treatment of claims was confirmed in November 2024. Those Real Estate Assets were sold between October 2024 and July 2025.

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

During the year ended December 31, 2023, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for the mortgage loan. In addition, the lender asserted that Whitestone’s termination of the management agreement for Uptown Tower also caused an event of default under the loan agreement.

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

The number of holders of record of our common shares was 97 as of March 31, 2026, and we estimate we have approximately 250 beneficial holders of common shares as of that date. As of June 1, 2026, we had 657,084 common shares of beneficial interest outstanding.

The following table sets forth the quarterly high and low sale prices per share of our common shares for the years ended December 31, 2023 and 2022 as reported on the Expert Market, where the common shares were quoted as of those dates. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

For the Year Ended December 31, 2023	High	Low

First Quarter	$1.43	$0.90
Second Quarter	$0.90	$0.90
Third Quarter	$0.90	$0.90
Fourth Quarter	$0.90	$0.02

For the Year Ended December 31, 2022	High	Low

First Quarter	$2.55	$1.31
Second Quarter	$1.37	$1.37
Third Quarter	$1.43	$1.30
Fourth Quarter	$1.31	$1.31

On March 23, 2026, the date of the most recent unsolicited customer offer shown on the Expert Market, the offer price for our common shares was $0.0154 per share.

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities in 2023.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

On December 1, 2023, Whitestone Uptown Tower, LLC, an indirect subsidiary of Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas in the case styled In re: Whitestone Uptown Tower, LLC a/a/ Pillarstone Capital REIT Operating Partnership, Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. As required under U.S. GAAP, we deconsolidated Whitestone Uptown Tower, LLC from our consolidated financial statements effective December 1, 2023, the date of its bankruptcy filing. As such, Whitestone Uptown Tower, LLC’s financial condition and results of operations are no longer presented in our consolidated financial statements after this date. Its financial condition and results of operations are presented as discontinued operations in our consolidated financial statements for periods presented before its deconsolidation.

Overview

We are a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. As of December 31, 2023, we owned approximately 18.6% of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) and serve as its general partner. Substantially all of our operations and activities are conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. As of December 31, 2023, Pillarstone OP owned two office buildings in the Dallas metropolitan area and six office/warehouse and retail locations in the Houston metropolitan area having approximately 927 thousand square feet of gross leasable area.

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

On September 16, 2022, we filed a lawsuit styled Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP v. Whitestone TRS, Inc., Whitestone REIT, Whitestone REIT Operating Partnership, L.P., Cause No. 2022-59478, in the District Court, Harris County, Texas, 189th Judicial District alleging, among other things, breach of the Pillarstone OP limited partnership agreement and the management agreements for the Real Estate Assets by the Whitestone defendants and breach of fiduciary duties relating to Pillarstone OP by Whitestone OP going outside the role of limited partner and harming us and Pillarstone OP. A portion of the claims in this case were moved into an adversary proceeding by Whitestone Uptown Tower, LLC in the Uptown Tower bankruptcy case described in Item 3, “Legal Proceedings—Uptown Tower”, and the other claims were settled pursuant to the settlement agreement described in Item 3, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

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

Comparison of the Years Ended December 31, 2023 and 2022

The following provides a comparison of our results of operations (dollars in thousands):

	Year Ended December 31,
	2023 (1)	2022 (1)
Number of properties	7	7
Aggregate GLA (sq. ft.)	672,817	672,817
Ending occupancy rate	49%	55%

Total revenues	$4,917	$5,197
Total operating expenses	8,418	5,795
Total other expenses	410	37
Provision for income tax expense (benefit)	(610)	139
Income (loss) from continuing operations	(3,301)	(774)
Income (loss) from discontinued operations, net of income taxes	(321)	(351)
Net income (loss)	(3,622)	(1,125)
Less: Non-controlling interest in subsidiary	(3,292)	(1,565)
Net income (loss) available to Common Shareholders	$(330)	$440

(1) Excludes the Uptown Tower property.  Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary which owned the Uptown Tower property, was deconsolidated in December 2023 and is presented as discontinued operations for periods before its deconsolidation.

Revenues. We had total revenues for the years ended December 31, 2023 and 2022 of $4.9 million and $5.2 million, respectively, a decrease of $280 thousand, or 5%. The decrease was principally caused by a decline in occupancy rates from 54% at December 31, 2022 to 49% at December 31, 2023. Leasing activity was adversely affected by Whitestone’s unexpected termination of their managerial services in August 2022.

In July 2022, Whitestone terminated leases with us for approximately 12,400 square feet at three Real Estate Assets that it maintained as it acted as manager of the Real Estate Assets. Whitestone’s lease terminations included 8,231 square feet of space at the LBJ building for its Cubexec executive office business. As Whitestone vacated the terminated leased properties, it removed critical items needed for the Cubexec customers while requesting that we take over its agreements with those customers. We subsequently restored the executive office offering at LBJ and worked to restore normal operations across our portfolio since Whitestone’s abrupt termination of leases and management services. We also believe that Whitestone used other portions of our Holly Hall and Corporate Park Northwest properties for their storage and for other Whitestone purposes without paying rent or maintaining those areas in suitable condition for third party tenants, also impacting our occupancy before and after the termination of Whitestone’s management services.

Expenses. Our operating expenses were $8.4 million for the year ended December 31, 2023 compared to $5.8 million for 2022, an increase of $2.6 million, or 45%. The overall increase was primarily due to legal expenses incurred for the lawsuits with Whitestone and contract accounting services and other costs as we internalized management after Whitestone’s unexpected termination of managerial services. Legal expenses, principally associated with the Whitestone litigation, totaled $2.4 million in 2023 and $855 thousand in 2022. The primary components of operating expenses are detailed in the table below (in thousands):

	Year Ended December 31,
	2023	2022	Change	% Change
Depreciation and amortization	$913	$950	$(37)	-4%
Operating and maintenance	1,981	2,052	(71)	-3%
Real estate taxes	1,125	1,069	56	5%
General and administrative	3,829	1,388	2,441	176%
Management fees	570	336	234	70%
Total operating expenses	$8,418	$5,795	$2,623	45%

Other expenses for 2023 principally include a loss of $377 thousand on the deconsolidation of Whitestone Uptown Tower, LLC. At December 31, 2023, Whitestone Uptown Tower, LLC owed Pillarstone OP $3.7 million which is reported as a receivable, net of the recognized impairment loss, in our consolidated balance sheet. This receivable represents amounts expended by Pillarstone OP in support of Whitestone Uptown Tower, LLC over several years. We estimated the net amount Pillarstone OP is expected to recover after payment of Whitestone Uptown Tower, LLC’s third-party liabilities, operating expenses and bankruptcy administration costs.

Our effective tax rate for the years ended December 31, 2023 and 2022 was (16%) and 14%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes and permanent differences for non-deductible expenses.

Loss from Discontinued Operations. Whitestone Uptown Tower, LLC’s financial condition and results of operations are presented as discontinued operations in our consolidated financial statements for periods presented before its deconsolidation on December 1, 2023. The loss on discontinued operations was $321 thousand for 2023 and $351 thousand for 2022.

Noncontrolling interest in subsidiary represents the share of earnings of Pillarstone OP allocable to holders of partnership interests other than us.

Liquidity and Capital Resources

As of December 31, 2023, our unrestricted cash resources were $1.3 million.

Significant sources and uses of cash from continuing operations during 2023.

•

We used $1.2 million of cash for operating activities from continuing operations. The Company had $1.1 million of cash inflows from working capital (receivables, prepaid expenses, accounts payable, security deposits) which partially offset cash operating losses.

•	Capital expenditures were $1.5 million, principally for deferred maintenance and life safety needs at our properties.
•	We made repayments of notes payable totaling $810 thousand.

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

We determined that Whitestone, under the property management agreements in effect until August 2022, was not making appropriate reimbursement of the General Partner’s operating and administrative expenses from Pillarstone OP. During the first quarter of 2022, we recorded $1.8 million as reimbursement of expenses for the years ended 2017 through 2021. We recorded reimbursements from Pillarstone OP totaling $1.1 million in 2022 for operating and administrative expenses incurred in 2022. We recorded reimbursements from Pillarstone OP totaling $576 thousand in 2023 for operating and administrative expenses incurred in 2023.

For financial reporting purposes, Pillarstone REIT and Pillarstone OP report on a consolidated basis, therefore, the reimbursement of our expenses does not change net income but only the allocations between controlling and noncontrolling interests.

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. As of December 31, 2023, the amount due Whitestone OP for these expenditures, if any, had not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account. Whitestone’s claims were settled pursuant to the settlement agreement described in Item 3, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

Indebtedness. The Company’s indebtedness at December 31, 2023 is presented in Item 8, “Financial Statements – Note 7 – Convertible Notes Payable” and our lease obligations are presented in Item 8, “Financial Statements—Note 4 – Leases.”

Indebtedness owed by Whitestone Uptown Tower, LLC totaled $14.5 million at December 31, 2023. This indebtedness is no longer presented in our consolidated balance sheet since Whitestone Uptown Tower, LLC was deconsolidated on December 1, 2023, the date of its filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company is not a co-borrower, guarantor or otherwise responsible for this indebtedness.

In June 2024, Whitestone Uptown Tower, LLC and Whitestone OP each settled with the lender of the mortgage loan. Whitestone Uptown Tower entered into a loan agreement with American Bank, N.A. for a loan amount of up to $1,500,000, secured by Uptown Tower and all of the other assets of Whitestone Uptown Tower. Whitestone Uptown Tower paid approximately $1.1 million to the prior lender, and the prior lender retained approximately $2.2 million of trapped cash and escrows from the cash sweep and the approximately $13.6 million mistakenly sent to it by Whitestone OP in satisfaction of the prior mortgage loan. The plan of reorganization in the Whitestone Uptown Tower bankruptcy case, providing for the sale of Uptown Tower and treatment of claims, was confirmed in July 2024. We sold Uptown Tower in July 2025 for a purchase price of $20 million, or $17.3 million after deductions, closing costs and commissions and reimbursements to the seller, and paid off the American Bank, N.A. indebtedness.

Long Term Liquidity and Operating Strategies.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $25.4 million as of December 31, 2023 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

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

●	upon entry of the final order approving the motion to approve the settlement, the plan agent and Whitestone OP shall promptly move to dismiss with prejudice:

o	the adversary proceeding commenced by Pillarstone OP in the jointly administered bankruptcy cases;
o	the Houston litigation discussed in Part I, Item 3 “Legal Proceedings—Houston Case” above; and
o	the Delaware litigation discussed in Part I, Item 3 “Legal Proceedings —Delaware Case” above;

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

Interest Rates and Inflation

We were not significantly affected by rising interest rates during the periods presented in this report. Any new indebtedness may be at materially higher rates than previously available to us given our present financial condition. If we are not able to incur indebtedness on favorable terms to us, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

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

At December 31, 2023, Whitestone Uptown Tower, LLC owed Pillarstone OP $3.7 million, net of a $377 thousand impairment loss recognized in 2023. This amount is reported as a receivable in our consolidated balance sheet and represents amounts expended by Pillarstone OP in support of Whitestone Uptown LLC over several years. We estimated the net amount Pillarstone OP is expected to recover after payment of Whitestone Uptown LLC’s third-party liabilities, operating expenses and bankruptcy administration costs.

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

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

In connection with the preparation of our annual consolidated financial statements, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Management has concluded that, based on applying the COSO criteria, as of December 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Our efforts to internalize management, establish new accounting and financial reporting processes and implement new systems have resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance.

Trustees and Executive Officers

Our Board currently consists of five members and is divided into three classes, each consisting of two trustees, and each class serves for a three-year term.

The following table sets forth information for our current trustees and executive officers:

Name(1)	Age	Position	Trustee Class Designation	Trustee Term Expiration(2)
Bradford D. Johnson	67	President, Chief Executive Officer and Trustee	Class I	2025
James C. Mastandrea	82	Chairman of Board of Trustees	Class I	2025
John J. Dee	75	Trustee	Class II	2024
Dennis H. Chookaszian	82	Trustee	Class III	2023
Kathy M. Jassem	80	Trustee	Class III	2023
Daniel P. Kovacevic	66	Chief Financial Officer	-	-
William J. Carter	79	Chief Operating Officer	-	-

(1)	Paul T. Lambert served as a Class II trustee from November 1998 until his death in November 2024, including the year ended December 31, 2023.
(2)

Due to the financial reporting issues resulting from the termination of the management agreements with Whitestone discussed in this report, the Company’s 2023, 2024, 2025 and 2026 Annual Meetings of Shareholders have been postponed. It has not been rescheduled as of the date of filing of this report.

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

Class III Trustees:

Dennis H. Chookaszian has served as a trustee since June 2016. Mr. Chookaszian served as Chairman of the Financial Accounting Standards Advisory Council, which advises the Financial Accounting Standards Board, from January 2007 to December 2011. During his 27-year career with CNA Financial Corporation (“CNA”), Mr. Chookaszian held several management positions at CNA’s business unit and corporate levels. Mr. Chookaszian joined CNA in 1975 as Chief Financial Officer until 1990 when he became President. In 1992, he was named Chairman and Chief Executive Officer of CNA Insurance Companies, and in 1999 he became Chairman of CNA’s executive committee until he retired in 2001. Mr. Chookaszian has served on the board of Perdoceo Corporation, a private post-secondary education provider, since 2002. Mr. Chookaszian previously served on the boards of CME Group Inc. (formerly known as Chicago Mercantile Exchange Holdings Inc.), a U.S. financial exchange from 2004 to 2023. He also served as a director of publicly-held Allscripts Healthcare Solutions, Inc., a provider of clinical, financial, connectivity and information solutions and related professional services for hospitals, physicians and post-acute organizations, from September 2010 to May 2016; LoopNet, Inc., an information services provider to the commercial real estate industry, from July 2006 to April 2012; Maxar Technologies Ltd. (formerly known as MacDonald Dettwiler), a global communications and information company, from July 2005 to May 2019; Prism Technologies Group, Inc., an on-line insurance provider, from April 2003 to December 2017; and Sapient Corporation, a global services firm providing digital marketing and business and information technology services, from January 2003 to August 2007, in addition to numerous private company boards. In 2010, Mr. Chookaszian received the Outstanding Director Award from the Financial Times Outstanding Directors Exchange. Mr. Chookaszian is a member of the advisory board and an adjunct Professor at University of Chicago Booth School of Business where he teaches courses in corporate governance for more than the past five years. He also has taught a course in international corporate governance at Cheung Kong Graduate School of Business (China) and at Shanghai Advanced Institute of Finance (China). He also is a trustee of Northwestern University and a member of the advisory board of Kellogg Graduate School of Management. Mr. Chookaszian has a Bachelor of Science in chemical engineering from Northwestern University, a Master of Business Administration in finance from University of Chicago, and a Master’s degree in economics from London School of Economics. He is a Certified Public Accountant, Chartered Global Management Accountant, Certified Management Consultant, and Chartered Property Casualty Underwriter. Mr. Chookaszian has significant business, audit committee and teaching experience that adds significantly to the oversight and governance of the Company.

Kathy M. Jassem has served as a trustee since August 2018. From 2007 through December 2021 and from December 2023 to the present, Ms. Jassem has been employed by the New Jersey Division of Investment and has been Senior Portfolio Manager, managing $1 billion of domestic and global equity property portfolios. Ms. Jassem held the following NASD licenses: Series 7, 24, 63, 86 and 87. She earned a Bachelor of Science from Cornell University and an MBA degree from The Wharton School, University of Pennsylvania. She was a member of the NAREIT Advisory Council from 2018 to 2022. Ms. Jassem has extensive experience in real estate investments and maintains regular contact with real estate investment professionals and analysts providing the Board with a broad base of knowledge for current real estate investment trends.

Additional Executive Officers

Daniel P. Kovacevic has been our Chief Financial Officer since July 2022. Mr. Kovacevic has more than 40 years of experience in commercial and residential real estate as a developer and financial executive for public and private REITs and corporations with operations in the retail, multi-family residential , and single-family sectors. Prior to joining Pillarstone, Mr. Kovacevic was VP of Whitestone REIT, responsible for leasing and management of 2.4 million retail square feet from December 2011 to February 2022. His previous roles include Chief Financial Officer and Principal with the Mitroff Companies, a suburban Chicago homebuilder and commercial real estate business; VP-Finance with Midwest Development Corporation, a Chicago based real estate developer; and staff accountant with Coopers and Lybrand, now part of Price Waterhouse Coopers. Mr. Kovacevic was President of Homebuilders Association of Greater Chicago in 2006 and currently is serving his third term on Town of Fountain Hills Planning and Zoning Commission, where he has served since 2019, including as Chairman since 2025. He is a Certified Public Accountant (inactive) and holds a Bachelor of Science, Civil Engineering from Northwestern University, McCormick School of Engineering and a Master of Management, Finance and Accounting degree from Northwestern University, Kellogg Graduate School of Management.

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

(1)

Mr. Lambert served as a trustee and a member of each of the committees listed above from November 1998 until his death in November 2024. The Board has not named a new Chairman of the Nominating Committee as of the filing of this report.

Our Board has adopted a formal written charter for each committee. The charters are available on the Governance Documents page of our website at www.pillarstone-capital.com. The information contained on our website is not, and should not be considered, a part of this Proxy Statement. A copy of each charter is available to shareholders free of charge upon written request to the Company’s Secretary at: Pillarstone Capital REIT, Attention: Secretary, 9825 E Bell Rd., Suite 130, Scottsdale, Arizona 85260.

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

Additionally, an individual shall not have been convicted of a felony or sanctioned or fined for a securities law violation of any nature. The Nominating Committee in its sole discretion will determine whether a nominee satisfies the foregoing qualifications or possesses such other characteristics as deemed necessary by the Nominating Committee. Though we have no formal policy addressing diversity, the Nominating Committee will seek to recommend nominees to the Board that represent a diversity of experience, gender, race, ethnicity and age. Any individual who does not satisfy the qualifications above is not eligible for nomination or election as a trustee. The Nominating Committee performs a preliminary evaluation of potential candidates primarily based on the need to fill any vacancies on our Board, the need to expand the size of our Board and the need to obtain representation in key disciplines and/or market areas. The Nominating Committee will seek to identify trustee candidates based on input provided by a number of sources, including the Nominating Committee members and other members of our Board. The Nominating Committee also has the authority to consult with or retain advisors to carry out its duties, though it has not used a third party to locate or evaluate potential candidates for trustee. Once a potential candidate is identified as one who fulfills a specific need, the Nominating Committee performs a full evaluation of the potential candidate. This evaluation includes reviewing the potential candidate’s background information, relevant experience, willingness to serve, independence and integrity. In connection with this evaluation, the Nominating Committee may interview the candidate in person or by telephone. After completing its evaluation, the Nominating Committee makes a recommendation to the full Board as to the individuals who should be nominated by our Board. Our Board elects nominees recommended by the Nominating Committee to fill vacancies on our Board and nominates the nominees for election by shareholders after considering the recommendations and a report of the Nominating Committee. Due to the small size of the Company and the Board, the Nominating Committee does not have a policy with regard to the consideration of any director candidates recommended by security holders. In addition to the above process, as part of an agreement approved by shareholders in June 2003, Mr. Mastandrea can appoint five trustees to the Board provided he remains as our Chairman or Chief Executive Officer. Mr. Mastandrea has not exercised this right.

Nominations and Proposals By Shareholders.

For nominations or other business to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the secretary of the Company and such other business must otherwise be a proper matter for action by the shareholders. To be timely, a shareholder’s notice shall set forth all information required under our Bylaws and shall be delivered to the secretary at our principal executive office not earlier than the 120th day nor later than 5:00 p.m., Central Time, on the 90th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the preceding year’s annual meeting, notice by the shareholder to be timely must be so delivered not earlier than the 120th day prior to the date of such annual meeting and not later than 5:00 p.m., Central Time, on the later of the 90th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.

Such shareholder’s notice shall set forth:

●

as to each individual whom the shareholder proposes to nominate for election or reelection that meets the criteria of serving as a trustee as set forth in our Bylaws, all information relating to the proposed nominee that would be required to be disclosed in connection with the solicitation of proxies for the election of the proposed nominee as a trustee in an election contest (even if an election contest is not involved), or would otherwise be required in connection with such solicitation, in each case pursuant to Regulation 14A (or any successor provision) under the Exchange Act and the rules thereunder (including the proposed nominee’s written consent to being named in the proxy statement as a nominee and to serving as a trustee if elected);

●

as to any business that the shareholder proposes to bring before the meeting, a description of such business, the shareholder’s reasons for proposing such business at the meeting and any material interest in such business of such shareholder or any shareholder associated person (as described below), individually or in the aggregate, including any anticipated benefit to the shareholder or the shareholder associated person therefrom;

●

as to the shareholder giving the notice, any proposed nominee and any shareholder associated person, (a) the class, series and number of all shares of stock or other securities of the Company or any affiliate thereof, if any, which are owned (beneficially or of record) by such shareholder, proposed nominee or shareholder associated person, the date on which each such security was acquired and the investment intent of such acquisition, and any short interest (including any opportunity to profit or share in any benefit from any decrease in the price of such stock or other security) in any Company securities of any such person, (b) the nominee holder for, and number of, any of our securities owned beneficially but not of record by such shareholder, proposed nominee or shareholder associated person, (c) whether and the extent to which such shareholder, proposed nominee or shareholder associated person, directly or indirectly (through brokers, nominees or otherwise), is subject to or during the last six months has engaged in any hedging, derivative or other transaction or series of transactions or entered into any other agreement, arrangement or understanding (including any short interest, any borrowing or lending of securities or any proxy or voting agreement), the effect or intent of which is to (i) manage risk or benefit of changes in the price of (x) our securities or (y) any security of any entity that was listed in the peer group in the stock performance graph in our most recent annual report to security holders for such shareholder, proposed nominee or shareholder associated person or (ii) increase or decrease the voting power of such shareholder, proposed nominee or shareholder associated person in the Company or any affiliate thereof (or, as applicable, in any peer group company) disproportionately to such person’s economic interest in our securities (or, as applicable, in any peer group company), and (d) any substantial interest, direct or indirect (including, without limitation, any existing or prospective commercial, business or contractual relationship with us), by security holdings or otherwise, of such shareholder, proposed nominee or shareholder associated person, in us or any affiliate of ours, other than an interest arising from the ownership of our securities where such shareholder, proposed nominee or shareholder associated person receives no extra or special benefit not shared on a pro rata basis by all other holders of the same class or series;

●

as to the shareholder giving the notice, any shareholder associated person with an interest or ownership referred to in the two previous bullet points and any proposed nominee, (a) the name and address of such shareholder, as they appear on our stock ledger, and the current name and business address, if different, of each such shareholder associated person and any proposed nominee, and (b) the investment strategy or objective, if any, of such shareholder and each such shareholder associated person who is not an individual and a copy of the prospectus, offering memorandum or similar document, if any, provided to investors or potential investors in such shareholder, each such shareholder associated person and any proposed nominee;

●

with respect to nominations, a representation and agreement executed by each proposed nominee pursuant to which such proposed nominee (1) represents and agrees that he or she is not and will not become a party to any agreement, arrangement or understanding with, and does not have any commitment and has not given any assurance to, any person or entity, in each case that has not been previously disclosed to us, (x) as to how he or she, if elected as a trustee, will act or vote on any issue or question, or (y) that could limit or interfere with his or her ability to comply, if elected as a trustee, with his or her duties to us, (2) represents and agrees that he or she is not and will not become a party to any agreement, arrangement or understanding with any person or entity, other than us, with respect to any direct or indirect compensation, reimbursement or indemnification in connection with or related to his or her service as, or any action or omission in his or her capacity as, a trustee that has not been previously disclosed to us, (3) represents and agrees that if elected as a trustee, he or she will be in compliance with and will comply with, applicable law and all applicable publicly disclosed corporate governance, conflict of interest, corporate opportunity, confidentiality and share ownership and trading policies and guidelines of ours and (4) consents to being named as a nominee and to serving as a trustee if elected; and

●

to the extent known by the shareholder giving the notice, the name and address of any other shareholder supporting the nominee for election or reelection as a trustee or the proposal of other business on the date of such shareholder’s notice.

A “shareholder associated person” of any shareholder means any person indirectly acting in concert with, such shareholder, any beneficial owner of shares beneficial interest of the Company owned of record or beneficially by such shareholder (other than a shareholder that is a depository) and any person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with such shareholder or shareholder associated person.

The foregoing description of our advance notice provisions is a summary and is qualified in its entirety by reference to the full text of our Bylaws, filed as Exhibits 3.2 to this report.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, trustees and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. Officers, trustees and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Form 4s filed by trustees reporting share transactions, grants of restricted shares and options furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers, trustees and greater than 10% shareholders were complied with, other than delinquent Form 3s to be filed by Bradford D. Johnson, Daniel P. Kovacevic and William Carter.

Item 11. Executive Compensation.

The Management, Organization and Compensation Committee (the “Committee”) administers the compensation program for the executive officers. The Committee is responsible for reviewing and recommending our compensation and employee benefit policies to the Board for its approval and implementation. The Committee reviews and recommends to the Board for approval the compensation for our Chief Executive Officer, including salaries, bonuses and grants of awards under our equity incentive plans. The Committee and the Board review and act upon proposals by the Chief Executive Officer to determine the compensation for other executive officers. The Committee, among other things, reviews and recommends to the Board employees to whom awards will be made under our equity incentive plans, determines the number of options to be awarded, and the time, manner of exercise and other terms of the awards. Equity awards, including options, are not granted in anticipation of the release of material non-public information, and the release of material non-public information is not timed on the basis of option or equity grant dates.

The intent of the compensation program is to align the executive’s interests with that of our shareholders, while providing incentives and competitive compensation for implementing and accomplishing our short-term and long-term strategic and operational goals and objectives.

Summary Compensation Table

The following table sets forth the overall compensation earned by the named executive officers for the fiscal years ended December 31, 2023 and 2022 and each person who was named executive officer during the year ended December 31, 2023.

Name and principal position(1)	Year ($)	Salary ($)	Bonus ($)	All other compensation ($)	Total ($)
Bradford D. Johnson(2)	2023	-	-	-	-
President and Chief Executive Officer	2022	-	-	-	-

Daniel P. Kovacevic(3)	2023	112,187	-	-	112,187
Chief Financial Officer	2022	-	-	-	-

(1)

James C. Mastandrea did not receive any compensation for serving as our Chief Executive Officer, President and Chairman during the year ended December 31, 2022. John J. Dee did not receive any compensation for serving as our Senior Vice President, Chief Financial Officer, and Corporate Secretary during the year ended December 31, 2023. There were no other officers or named executive officers of the Company until the appointment of Bradford D. Johnson as President, Chief Executive Officer and Trustee, Daniel P. Kovacevic as Chief Financial Officer and William J. Carter as Chief Operating Officer in July 2022.

(2)

Mr. Johnson was appointed as President and Chief Executive Officer in July 2022. He did not receive any compensation for serving as our Chief Executive Officer and President during the years ended December 31, 2023 and December 31, 2022.

(3)	Mr. Kovacevic was appointed as Chief Financial Officer in July 2022. Beginning March 1, 2023, Mr. Kovacevic has received a salary of $135,000 per year for serving as Chief Financial Officer.

In January 2025, we entered into an executive compensation agreement with Mr. Johnson, pursuant to which Mr. Johnson continues in his role and responsibilities as our Chief Executive Officer, President and Trustee, and Pillarstone OP will pay Mr. Johnson a base salary of (i) $20,000 per month for November 2024, December 2024 and January 2025, (ii) $16,000 per month thereafter through the earlier of the disposition of the Real Estate Assets in Houston and November 2025, unless extended by agreement with Whitestone OP; and (iii) $5,000 per month after the disposition of the Houston Real Estate Asses if Uptown Tower remains unsold, continuing until the earlier of the disposition of Uptown Tower and September 1, 2025. Mr. Johnson was entitled to a performance bonus of $150,000 if sales of all of the Houston Real Estate Assets closed by May 31, 2025 and $75,000 if a sale of Uptown Tower closed on or before May 31, 2025. The Real Estate Assets were sold between October 2024 and July 2025.

In connection with the administration of our bankruptcy case, we paid Mr. Johnson an aggregate of $403,125 in February 2026 for deferred compensation for the periods of July 2022 through October 2024. Following the sale of the Real Estate Assets, Mr. Johnson receives an hourly fee of $96.00 for services performed for us.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the status of equity awards as of December 31, 2023:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)
James C. Mastandrea(2)	2,000	(3)	$40.00
Former Chief Executive Officer,	44,444	(4)	$8,888.80
President	12,500	(5)	$2,500.00

John J. Dee(6)	2,000	(3)	$40.00
Former Senior Vice President and	12,500	(5)	$2,500.00
Chief Financial Officer

Paragon Real Estate Development,	163,116	(8)	$3,262.32
L.L.C. (7)	161,410	(9)	$984.60

Bradford D. Johnson Chief Executive Officer, President	-		-

Daniel P. Kovacevic Chief Financial Officer	-		-

(1)

The Company’s 657,084 common shares are quoted on the Expert Market of OTC Markets Group. The values in the table are based on $0.02 per share, based on the most recent price prior the end of the year reported in the table above, December 18, 2023, shown on the Trade Data Schedule on the OTC Markets website, for the number of common shares into which the Class A Preferred Shares and the Preferred Class C Shares are convertible because neither of these equity securities is listed on an exchange. Each Class A Preferred Share is convertible into 0.305 common shares. Each Preferred Class C Share is convertible into 10 common shares.

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
(8)

Represents restricted common shares issued June 30, 2003 that vest upon the later to occur of the date the Company’s gross assets exceed $50 million, or 50% of the restricted shares on March 4, 2004, 25% of the shares on March 4, 2005 and 25% of the shares on March 4, 2006. The Company has not vested any of the above shares. Even though the Company’s gross assets exceeded $50 million at times since the issuance of the shares, when considering its 18.6% ownership of Pillarstone OP, the Company’s effective ownership of gross assets was less than $50 million.

(9)

Represents restricted Class A Preferred Shares issued June 30, 2003 that vest upon the later to occur of the date the Company’s gross assets exceed $50 million, or 50% of the restricted shares on March 4, 2004, 25% of the shares on March 4, 2005 and 25% of the shares on March 4, 2006. The Company has not vested any of the above shares. Even though the Company’s gross assets exceeded $50 million at times since the issuance of the shares, when considering its 18.6% ownership of Pillarstone OP, the Company’s effective ownership of gross assets was less than $50 million.

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

The Company has not vested any of the above shares. Even though the Company’s gross assets exceeded $50 million at times since the issuance of the shares, when considering its 18.6% ownership of Pillarstone OP, the Company’s effective ownership of gross assets was less than $50 million.

The number of common shares and the conversion factor have been revised to reflect the 1-for-75 reverse split of the common shares that occurred in July 2006.

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2023 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plans Approved/Not Approved by Security Holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders

2016 Equity Plan			2,338,569
Vested issued common shares			(251,915)

Available for grant at December 31, 2023			2,086,654

2004 Share Option Plan
Restricted common shares	5,333
Options for common shares	667	$33.75
	6,000		n/a

Equity compensation plans not approved by security holders
Common shares	6,667	$—

	6,667	$—	—

Total all plans – Common shares	12,667		2,086,654

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

Accordingly, the trustee fees of $30,000 each were accrued in 2023 but not paid. The non-employee trustees earned, but were not paid, trustee fees as follows:

Name	Fees earned or paid in cash ($)		Total ($)
Dennis H. Chookaszian	$30,000.00		$30,000.00
John J. Dee	$50,000.00	(1)	$50,000.00
Kathy M. Jassem	$60,000.00	(2)	$60,000.00
Paul T. Lambert	$30,000.00		$30,000.00
James C. Mastandrea	$30,000.00		$30,000.00

(1)	Consists of fees for serving as our Secretary.
(2)	Includes fees for serving on a special committee to review property sales.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table includes certain information as of June 1, 2026 with respect to the beneficial ownership of our shares by: (i) each person known by us to own more than 5% in interest of the outstanding shares; (ii) each of the trustees; (iii) each of our executive officers; and (iv) all of the trustees and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

	Common Shares(2)			Preferred A Shares(3)			Preferred C Shares		Total Common Shares and Preferred Shares(5)
Name and Address(1)	Number		Percent(6)	Number		Percent(6)	Number	Percent	Number		Percent(6)
James C. Mastandrea	178,830	(7)	27.2%	161,410	(17)	62.9%	56,944	24.6%	797,500	(19)	26.3%
Paragon Real Estate Development, LLC	163,117	(8)	24.8%	161,410	(17)	62.9%	—	—	212,347	(20)	7.0%
Estate of Paul T. Lambert	100,605	(9)	15.3%	—		—	62,500	26.9%	725,605	(21)	23.9%
John J. Dee	4,000	(10)	*	—	(18)	—	12,500	5.4%	129,000	(22)	4.3%
Dennis H. Chookaszian	117,651	(11)	17.9%	—		—	22,500	9.7%	342,651	(23)	11.3%
Kathy H. Jassem	57,319		8.7%	—		—	2,500	1.1%	82,319	(24)	2.7%
Bradford D. Johnson	—		—	—		—	—	—
Dan P. Kovacevic	—		—	—		—	—	—
William Carter	—		—	—		—	—	—
Daniel G. DeVos	2,000	(12)	*	—		—	62,500	26.9%	627,000	(25)	20.7%
Barbara S. Oliver	—			—		—	12,500	5.4%	125,000	(26)	4.1%
Timothy D. O'Donnell	32,207	(13)	4.9%	—			—	—
90 Broad Street						—			32,207		1.1%
New York, NY 10004
Mark Schurgin	80,598	(14)	12.3%	—			—	—
9841 Airport Boulevard						—			80,598		2.7%
Los Angeles, CA 90045
All trustees and current executive officers as a group(15)	357,800	(16)	54.5%	161,410		62.9%	94,444	40.7%	1,351,470	(27)	44.6%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of all beneficial owners is our corporate address at 9825 E Bell Rd., Suite 130, Scottsdale, Arizona 85260.
(2)

Percentages based on 657,084 common shares outstanding, not including 38,130 shares held in treasury. Percentages also include 6,667 restricted shares issuable to an independent third party that Mr. Mastandrea has the right to vote.

(3)

Percentages based on 256,636 Preferred A Shares outstanding as of June 1, 2026, which convert to 53,610 common shares as follows: 161,410 Preferred A Shares are each convertible into 0.305 common shares and 95,226 Preferred A Shares are each convertible into 0.046 common shares.

(4)	Percentages based on 231,944 Preferred C Shares outstanding as of June 1, 2026, which convert to 2,319,440 common shares. Each Preferred C Share is convertible into 10 common shares.
(5)

Percentages based on 657,084 common shares outstanding, not including 38,130 shares held in treasury, and including 256,636 Preferred A Shares which convert to 53,610 common shares, and 231,944 Preferred C Shares which convert to 2,319,440 common shares. Mr. Mastandrea’s percentage is calculated using a denominator that includes (i) 657,084 common shares, which includes 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote, and does not include 38,130 shares held in treasury; (ii) 56,944 Preferred C Shares that convert to 569,440 common shares; and (iii) 161,410 Preferred A Shares that convert to 49,230 common shares.

(6)

The ownership percentages total more than 100% due to more than one person or entity being considered the beneficial owner of the same shares and different denominators used for individual calculations, in accordance with SEC regulations for this table.

(7)

Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 restricted common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 restricted common shares; and (iv) 7,046 common shares.

(8)	Mr. Mastandrea is the managing member of Paragon Real Estate Development, LLC and these shares are also included in Mr. Mastandrea’s common shares.
(9)	Consists of 100,605 common shares.
(10)	Includes: (i) 2,000 common shares; and (ii) 2,000 restricted commons shares. Does not include 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.
(11)	Consists of 117,651 common shares.
(12)	Consists of 2,000 common shares.
(13)

Based solely on a Schedule 13G filed by Mr. O’Donnell on February 2, 2016, which states that Mr. O’Donnell has sole voting and dispositive power with respect to 25,860 common shares and shared voting and dispositive power with respect to 6,347 common shares. The 6,347 common shares are owned by Mr. O’Donnell’s spouse, as to which he disclaims beneficial ownership.

(14)	Based solely on information on the Form 4 filed on January 19, 2017 with the SEC by Mr. Schurgin.
(15)	Includes seven named persons who are our trustees and executive officers.

(16)

Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 restricted common shares; and (iv) 184,016 common shares.

(17)	Represents shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member. Each Preferred A Share is convertible into 0.305 common shares.
(18)	Does not include 161,410 Preferred A Shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.
(19)

Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 2,000 restricted common shares; (iv) 49,230 common shares issuable upon conversion of 161,410 Preferred A Shares held by Paragon Real Estate Development, LLC; (v) 569,440 common shares issuable upon conversion of 56,944 Preferred C Shares; and (vi) 7,046 common shares.

(20)	Includes: (i) 163,117 common shares and (ii) 49,230 common shares issuable upon conversion of 161,410 Preferred A Shares. These shares are also included in Mr. Mastandrea’s total shares.
(21)	Includes: (i) 625,000 common shares issuable upon conversion of 62,500 Preferred C Shares; and (ii) 100,605 common shares.
(22)

Includes: (i) 2,000 common shares; (ii) 2,000 restricted common shares; and (iii) 125,000 common shares issuable upon conversion of 12,500 Preferred C Shares. Does not include 163,117 common shares or 161,410 Preferred A Shares held by Paragon Real Estate Development, LLC, of which Mr. Dee is a member.

(23)	Includes: (i) 117,651 common shares; (ii) 225,000 common shares issuable upon conversion of 22,500 Preferred C Shares; and (iii) 42,581 common shares issuable upon conversion of notes payable.
(24)	Includes (i) 57,319 common shares and (ii) 25,000 common shares issuable upon conversion of 2,500 Preferred C Shares.
(25)	Includes: (i) 2,000 common shares; and (ii) 625,000 common shares issuable upon conversion of 62,500 Preferred C Shares.
(26)

Includes 125,000 common shares issuable upon conversion of 12,500 Preferred C Shares. These Preferred Class C Shares were transferred to Ms. Oliver upon the passing of her spouse, who was a trustee of the Company.

(27)

Includes: (i) 6,667 restricted common shares issuable to an independent third party that Mr. Mastandrea has the right to vote; (ii) 163,117 common shares held by Paragon Real Estate Development, LLC, of which Mr. Mastandrea is the managing member; (iii) 4,000 restricted common shares; (iv) 49,230 common shares issuable upon conversion of 161,410 Preferred A Shares held by Paragon Real Estate Development, LLC; (v) 944,440 common shares issuable upon conversion of 94,444 Preferred C Shares; and (vi) 184,016 common shares.

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

On December 8, 2016, we entered into the Contribution Agreement with Pillarstone OP and Whitestone OP, pursuant to which Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries that owned 14 real estate assets for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Whitestone OP became the 81.4% limited partner of Pillarstone OP. The terms of the Contribution Agreement were determined through arm's-length negotiations, were recommended to the board of trustees by a special committee of the board of trustees consisting solely of disinterested trustees of the Company and were approved by the full board. As of December 31, 2023, Whitestone OP, the operating partnership of Whitestone REIT, owned approximately 81.4% of the total outstanding Class A units representing limited partnership interests in Pillarstone OP. We account for Whitestone OP’s interest in Pillarstone OP as a non-controlling interest in our consolidated financial statements.

In connection with our former management agreements with Whitestone TRS, Inc., an affiliate of Whitestone REIT and Whitestone OP, we paid $359 thousand in 2022. Whitestone terminated the management agreements in August 2022. For further discussion regarding the management agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Lawsuit and Termination of Management Agreements.”

Prior to the termination of the management agreements, during the ordinary course of business, we had transactions with Whitestone OP that included, but were not limited to, rental income, interest expense, general and administrative costs, commissions, and property expenses. Pillarstone OP received rental payments from Whitestone OP of $461 thousand in 2022. Pillarstone OP made rental payments for its executive offices to Whitestone OP of $11 thousand in 2022.

At December 31, 2023, Pillarstone OP owed interest payable of approximately $137 thousand to trustees.

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

The following individuals loaned the following face amounts that accrue interest at 10% per annum, which can be converted into common shares of Pillarstone Capital as of December 31, 2023, as follows:

Trustee	Face Amount	Accrued Interest	Convertible into common shares
Dennis H. Chookaszian	$28,888	$23,458	39,329
Daniel G. DeVos	$47,780	$38,800	65,049
Paul T. Lambert	$51,112	$41,506	69,585
James C. Mastandrea	$52,224	$42,409	71,099
John J. Dee	$17,776	$14,435	24,201
Totals	$197,780	$160,608	269,263

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

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees billed for professional services rendered to us by Pannell Kerr Forster of Texas, P.C. for the fiscal year ended December 31, 2022 and M&K CPAS, PLLC for the fiscal year ended December 31, 2023:

Types of Services	Total Approximate Fees
	2023	2022
Audit Fees (1)	$144,815	$115,463
Audit-Related Fees		–
Tax Fees		–
All Other Fees		–
Total	$144,815	$115,463

(1)	Fees for audit services billed in 2023 and 2022 include audits, review of financial statements and reviews of required SEC filings.

Pre-Approval Policies and Procedures

Before the independent auditors are engaged by us to render audit or permissible non-audit services, the Audit Committee approves the engagement. The Audit Committee also reviews the scope of any audit and other assignments given to our auditors to assess whether such assignments would affect their independence. The Audit Committee approved the payment by us of all fees billed to us by our principal accountant firms in 2023 and 2022.

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

101

The following financial information of the Registrant for the years ended December 31, 2023 and 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

PILLARSTONE CAPITAL REIT

Date: June 15, 2026	By:	/s/ Bradford D. Johnson
Bradford D. Johnson, President and Chief Executive Officer
(Principal Executive Officer)

PILLARSTONE CAPITAL REIT

Date: June 15, 2026	By:	/s/ Daniel P. Kovacevic
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

Signature	Title	Date

/s/ Bradford D. Johnson Bradford D. Johnson	Trustee, President and Chief Executive Officer	June 15, 2026

/s/ Dennis H. Chookaszian Dennis H. Chookaszian	Trustee	June 15, 2026

/s/ John J. Dee John J. Dee	Trustee	June 15, 2026

/s/ Kathy M. Jassem Kathy M. Jassem	Trustee	June 15, 2026

/s/ James C. Mastandrea James C. Mastandrea	Trustee	June 15, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of Pillarstone Capital REIT.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pillarstone Capital REIT (the Company) as of December 31, 2023, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Pillarstone Capital REIT, as of December 31, 2022, were audited by other auditors whose report dated July 31, 2025, expressed an unqualified opinion on those consolidated financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and negative cash flows from operations, each of which are factors that raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these challenges are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern:

Due to factors such as the net loss for the year and negative cash flows from operations, the Company evaluated the need to include a going concern qualification in the financial statements. See discussion in Note 1.

Auditing management’s determination regarding the inclusion of a going concern qualification requires significant judgement given the fact that the Company uses management estimates of future revenues and expenses, as well as assumptions about future fundraising activity, which are not able to be substantiated.

To evaluate the appropriateness of the going concern qualification, we examined and evaluated the financial information, including management’s plans to mitigate the going concern qualification, and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2023.

The Woodlands, TX

June 15, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Pillarstone Capital REIT:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pillarstone Capital REIT and subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for the year ended December 31, 2022, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Pannell Kerr Forster of Texas P.C

We have served as the Company’s auditor since 2016.

Houston, Texas

July 31, 2025

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS (a)
Real estate assets, at cost
Property	$32,101	$30,797
Accumulated depreciation	(6,069)	(5,323)
Total real estate assets	26,032	25,474
Assets of discontinued operations	-	23,863
Cash and cash equivalents	1,334	5,151
Escrows and utility deposits	14	-
Accrued rents and accounts receivable, net of allowance for doubtful accounts	315	564
Receivable from Whitestone Uptown Tower LLC, related party	3,750	3,767
Receivable due from related party	277	277
Unamortized lease commissions and deferred legal cost, net	130	74
Prepaid expenses and other assets	640	117
Total assets	$32,492	$59,287

LIABILITIES AND EQUITY (b)
Liabilities:
Liabilities of discontinued operations	$-	$19,242
Accounts payable and accrued expenses	1,919	1,446
Convertible notes payable	198	198
Accrued interest payable	160	140
Tenants' security deposits	488	470
Total liabilities	2,765	21,496

Commitments and contingencies

Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2023 and December 31, 2022, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at December 31, 2023 and December 31, 2022, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at December 31, 2023 and December 31, 2022	7	7
Additional paid-in capital	28,755	28,493
Accumulated deficit	(24,858)	(23,442)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	3,108	4,262
Noncontrolling interest in subsidiary	26,619	33,529
Total equity	29,727	37,791
Total liabilities and equity	$32,492	$59,287

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets - Continued

(in thousands)

	December 31,
	2023	2022
(a) Assets of consolidated Variable Interest Entity included in the total assets above:
Real estate assets, at cost
Property	$32,101	$30,794
Accumulated depreciation	(6,069)	(5,320)
Total real estate assets	26,032	25,474
Assets of discontinued operations	-	23,863
Cash and cash equivalents	1,189	5,127
Escrows and utility deposits	14	-
Accrued rents and accounts receivable, net of allowance for doubtful accounts	315	576
Receivable from Whitestone Uptown Tower LLC, related party	3,750	3,767
Receivable due from related party	299	235
Unamortized lease commissions and deferred legal cost, net	130	74
Prepaid expenses and other assets	91	45
Total assets	$31,820	$59,161

(b) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Liabilities of discontinued operations	$-	$19,242
Accounts payable and accrued expenses	1,534	1,049
Payable due to related party	-	466
Tenants' security deposits	488	470
Total liabilities	$2,022	$21,227

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues
Rental	$4,909	$5,158
Transaction and other fees	8	39
Total revenues	4,917	5,197

Operating expenses
Depreciation and amortization	913	950
Operating and maintenance	1,981	2,052
Real estate taxes	1,125	1,069
General and administrative	3,829	1,388
Management fees	570	336
Total operating expenses	8,418	5,795

Other expenses (income)
Interest expense, net	33	19
Loss on disposal of assets	-	39
Loss on deconsolidation of Whitestone Uptown Tower LLC	377	-
Other income	-	(21)
Total other expenses	410	37

Income (loss) before income taxes	(3,911)	(635)
Provision for income taxes	610	(139)

Income (loss) from continuing operations	(3,301)	(774)
Income (loss) from discontinued operations, net of income taxes	(321)	(351)

Net income (loss)	(3,622)	(1,125)
Less: Noncontrolling interest in subsidiary	(3,292)	(1,565)
Net income (loss) attributable to Common Shareholders	$(330)	$440

Income (loss) from continuing operations:
Basic	$(0.52)	$1.05
Diluted	$(0.52)	$0.17
Income (loss) from discontinued operations:
Basic	$(0.12)	$(0.13)
Diluted	$(0.12)	$(0.13)
Earnings (loss) per share:
Basic	$(0.64)	$0.92
Diluted	$(0.64)	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$3	$2	$7	$28,493	$(23,882)	$(801)	$3,822	$35,094	$38,916
Net income (loss)	-	-	-	-	440	-	440	(1,565)	(1,125)

Balance at December 31, 2022	3	2	7	28,493	(23,442)	(801)	4,262	33,529	37,791
Deconsolidation of Whitestone Uptown Tower LLC	-	-	-	262	(1,086)		(824)	(3,618)	(4,442)
Net income (loss)	-	-	-	-	(330)	-	(330)	(3,292)	(3,622)

Balance at December 31, 2023	$3	$2	$7	$28,755	$(24,858)	$(801)	$3,108	$26,619	$29,727

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(3,622)	$(1,125)
Less: loss from discontinued operations, net of income taxes	(321)	(351)
Loss from continuing operations	(3,301)	$(774)
Adjustments to reconcile loss from continuing operations to net cash from operating activities:
Depreciation and amortization	913	950
Amortization of deferred loan costs	20	-
Bad debt	125	106
Loss on deconsolidation of Whitestone Uptown Tower LLC	377
Loss on disposal of assets		39
Deferred tax expense (benefit)	(642)	120
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	124	87
Receivable due from related party	-	438
Escrows and utility deposits	(14)	1,243
Unamortized lease commissions and deferred legal cost	(56)	(114)
Prepaid expenses and other assets	77	447
Accounts payable and accrued expenses	1,135	(179)
Payable due to related party	-	(846)
Tenants' security deposits	18	(65)
Net cash from operating activities - continuing operations	(1,224)	1,452
Net cash from operating activities - discontinued operations	914	46
Net cash from operating activities	(310)	1,498

Cash flows from investing activities:
Additions to real estate	(1,471)	(307)
Net cash from investing activities - continuing operations	(1,471)	(307)
Net cash from investing activities - discontinued operations	(1,226)	(486)
Net cash from Investing activities	(2,697)	(793)

Cash flows from financing activities:
Repayments of notes payable	(810)	(454)
Net cash from financing activities - continuing operations	(810)	(454)
Net cash from financing activities - discontinued operations	-	(306)
Net cash from financing activities	(810)	(760)

Net change in cash and cash equivalents	(3,817)	(55)
Cash and cash equivalents at beginning of period	5,151	5,206
Cash and cash equivalents at end of period	$1,334	$5,151

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022

Supplemental disclosure of cash flow information:
Cash paid for interest	$567	$751
Cash paid for taxes	28	44
Non cash investing activities:
Disposal of fully depreciated real estate	158	326
Financed insurance premium	600	454

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

Pillarstone OP owned two office buildings in the Dallas metropolitan area and six office/warehouse and retail locations in the Houston metropolitan area having approximately 927 thousand square feet of gross leasable area. Following the period covered by this report, we sold all of our Real Estate Assets pursuant to the plans of liquidation as part of bankruptcy filings made by Pillarstone and each of the entities we controlled (see Note 15).

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

Following the period covered by this report, we sold all of our Real Estate Assets pursuant to the plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower plan of reorganization (see Note 15).

Going Concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. In addition to the events described above, we have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $24.9 million as of December 31, 2023 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We file tax returns federally and in the state of Texas. Our returns for periods prior to 2021 are no longer subject to examination by tax authorities in these jurisdictions. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. If a tax position meets the “more likely than not” recognition criteria, accounting guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. We record income tax related interest and penalties, if any, as a component in the provision for income tax expense.

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

Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt instrument, which consisted of a fixed rate secured note, approximated its carrying amounts due to the near-term maturity of the instrument.

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

Recent accounting pronouncements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 require incremental disclosures related to a public entity’s reportable segments and increase the frequency with which most segment disclosures are made. Incremental disclosures required by the ASU include significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and included within the segment’s measure of profit or loss, the title and position of the CODM and an explanation how the CODM uses the reported measure of a segment’s profit or loss to assess performance and allocate resources, and the amount and composition of other segment items necessary to reconcile segment revenue, significant expenses, and the reported measure of profit or loss. The ASU also expands interim disclosure requirements such that nearly all annual quantitative segment disclosures will be made on an interim basis. Lastly, ASU 2023-07 requires that entities with a single reportable segment provide all segment disclosures that are not evident from the primary financial statements, including significant segment expenses, consistent with the approach used by management to evaluate performance, which affects the Company’s disclosures. ASU 2023-07 is effective starting with the Company’s 2024 annual report, and on a quarterly basis thereafter, and requires retrospective application.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require reporting entities to disclose annual income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes and to provide additional disaggregated information for individual jurisdictions that equal or exceed 5% of total income taxes paid, net of refunds. ASU 2023-09 also requires public business entities to disclose additional categories of information about federal, state, and foreign income taxes in their annual rate reconciliation table and provide more information about some categories if the quantitative threshold is met. The ASU will also require disclosure of amounts and percentages in the annual rate reconciliation table, rather than amounts or percentages, and will eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective starting with the Company’s 2025 annual financial statements and may be applied prospectively to only the income tax disclosures provided for 2025 or retrospectively by providing revised disclosures for all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of the ASU; however, incremental disclosures will likely be provided on a prospective basis in the Company’s 2025 annual financial statements upon adoption.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation, amortization, and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective starting with the Company’s 2027 annual financial statements and on a quarterly basis thereafter. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the extent to which its disclosures will be affected by the ASU.

2. Revenues

Our revenues are disaggregated below:

	Year Ended December 31,
	2023	2022

Rental revenues	$4,200	$4,499
Recoveries	834	765
Bad debt	(125)	(106)
Total rental	4,909	5,158
Transaction and other fees	8	39
Total revenues	$4,917	$5,197

3. Accrued Rents and Accounts Receivable, Net

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2023	2022
Tenant receivables	$858	$762
Accrued rents and other recoveries	184	405
Allowance for doubtful accounts	(727)	(603)
Total	$315	$564

The following presents activity in the allowance for doubtful accounts:

	Balance at beginning of period	Adjustments to rental revenue	Net Charge- offs	Balance at end of period

Year ended December 31, 2022	$499	$106	$(2)	$603
Year ended December 31, 2023	603	125	(1)	727

4. Leases

As a Lessor. At December 31, 2023, minimum lease payments owed to us for each of the five succeeding years under noncancelable operating leases, are as follows (in thousands):

Years Ended December 31,	Minimum Future Rents(1)
2024	$5,371
2025	4,485
2026	3,701
2027	2,467
2028	1,454
Thereafter	717
Total	$18,195

(1) These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. In periods before August 2022, we leased office space under leases from Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT (“Whitestone”), both of which are related parties to Pillarstone and Pillarstone OP. Total rent expense for 2022 was $11 thousand. The Company had no rent expense in 2023.

5. Unamortized Lease Commissions and Deferred Legal Cost, Net

Costs which have been deferred consist of the following (in thousands):

	December 31,
	2023	2022
Leasing commissions	$837	$927
Deferred legal cost	15	11
Total cost	852	938
Less: leasing commissions accumulated amortization	(711)	(853)
Less: deferred legal cost accumulated amortization	(11)	(11)
Total cost, net of accumulated amortization	$130	$74

A summary of expected future amortization of deferred costs is as follows (in thousands):

Years Ended December 31,	Leasing Commissions
2024	$49
2025	29
2026	22
2027	19
2028	11
Total	$130

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

The carrying amounts and classification of certain assets and liabilities for Pillarstone OP in our consolidated balance sheets consists of the following (in thousands):

	December 31,
	2023	2022
Real estate assets, at cost
Property	$32,101	$30,794
Accumulated depreciation	(6,069)	(5,320)
Total real estate assets	26,032	25,474
Assets of discontinued operations	-	23,863
Cash and cash equivalents	1,189	5,127
Escrows and utility deposits	14	-
Accrued rents and accounts receivable, net of allowance for doubtful accounts	315	576
Receivable from Whitestone Uptown Tower LLC, related party	3,750	3,767
Receivable due from related party	299	235
Unamortized lease commissions and deferred legal cost, net	130	74
Prepaid expenses and other assets	91	45
Total assets	$31,820	$59,161

Liabilities of discontinued operations	$-	$19,242
Accounts payable and accrued expenses	1,534	1,049
Payable due to related party	-	466
Tenants' security deposits	488	470
Total liabilities	$2,022	$21,227

7. Convertible Notes Payable

On November 20, 2015, five trustees on our board of trustees, one of whom is no longer affiliated with the Company, loaned $198 thousand to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into common shares at $1.331 per common share. Accrued interest on these related convertible notes was approximately $161 thousand and $141 thousand as of December 31, 2023 and 2022, respectively.

8. Shareholders’ Equity

Operating partnership units. Substantially all of our business is conducted through Pillarstone OP, and we are the sole general partner. As of December 31, 2023, we owned an 18.6% interest in Pillarstone OP. At any time, limited partners in Pillarstone OP holding OP Units have the right to convert their OP Units for cash, or at our option, common shares of Pillarstone. As of December 31, 2023, there were 16,688,167 OP Units outstanding.

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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted common shares:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2021	168,449	$11.44
Vested	-	—
Unvested at December 31, 2022	168,449	$11.44
Vested	-	—
Unvested at December 31, 2023	168,449	$11.44

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

9. Stock-Based Compensation

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan ("2016 Plan"). The 2016 Plan provides that awards may be made in common shares of the Company or units in the Company’s operating partnership, which may be converted into common shares. Subject to adjustment as provided by the terms of the 2016 Plan, the maximum aggregate number of common shares with respect to which awards may be granted under the 2016 Plan will be increased based on future issuances of common shares and units of the operating partnership, including issuances pursuant to the 2016 Plan, so that at any time the maximum number of shares that may be issued under the 2016 Plan shall equal 12.5% of the aggregate number of common shares and units of the operating partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company). There were 2,086,655 shares available for grant under the 2016 Plan at December 31, 2023.

The Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation in the years ended December 31, 2023 or 2022.

Options. The Company has a single option award outstanding for 667 shares of our Common Stock for $33.75. This award is fully vested and remains effective until 90 days after the term ends of the individual trustee. The awards have no intrinsic value as they were out-of-the-money at December 31, 2023. No compensation expense was recognized for these awards in the years ended December 31, 2023 or 2022 as the awards became fully vested in previous years.

10. Income Taxes

The (provision) benefit for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022
Federal:
Current	$-	$-
Deferred	642	(120)

State:
Current	(32)	(19)

Total (provision) benefit for income taxes	$610	$(139)

A reconciliation of the expected statutory federal tax and the total income tax expense from continuing operations was as follows:

	Year Ended December 31,
	2023	2022

Federal statutory rate	-21.0%	-21%
Effect of:
State income taxes, net	0.0%	2%
Noncontrolling interest	16.0%	33%
Other, net	-10.6%	0%

Total income tax expense	-15.6%	14%

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets and (liabilities):
Acquisition and organizational costs	$41	$46
Net operating losses	84	44
Depreciation and amortization	(71)	(91)
Accruals and other	432	(155)

Net deferred tax asset	$486	$(156)

11. Whitestone Uptown Tower, LLC’s Bankruptcy and Deconsolidation

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

With the bankruptcy filing, we lost the ability to control or manage Whitestone Uptown Tower, LLC because of the bankruptcy court trustee taking over effective control and day-to-day management of this subsidiary. As required under U.S. GAAP, we deconsolidated Whitestone Uptown Tower, LLC from our consolidated financial statements effective December 1, 2023, the date of its bankruptcy filing. As such, Whitestone Uptown Tower, LLC’s financial condition and results of operations are no longer presented in our consolidated financial statements after this date.

The following table summarizes the effects of the deconsolidation of Whitestone Uptown Tower, LLC on the consolidated balance sheets:

Real estate assets, at cost	$(20,525)
Cash and cash equivalents	(1,577)
Escrows and utility deposits	(1,887)
Accrued rents and accounts receivable, net of allowance for doubtful accounts	(530)
Unamortized lease commissions and deferred legal cost, net	(179)
Prepaid expenses and other assets	(48)
Reduction of total assets	$(24,746)
Notes payable	$(14,452)
Accounts payable and accrued expenses	(1,429)
Payable due to related party	(13)
Payable to Pillarstone OP	(4,127)
Tenants' security deposits	(283)
Equity	(824)
Noncontrolling interest in subsidiary	(3,618)
Reduction in total liabilities and equity	$(24,746)

Prior to deconsolidation, Pillarstone OP made intercompany loans to Whitestone Uptown Tower, LLC and incurred liabilities related to certain intercompany charges. These were considered intercompany transactions and were eliminated in consolidation of Whitestone Uptown Tower, LLC. Subsequent to deconsolidation, these liabilities and receivables were no longer eliminated through consolidation, are considered related-party transactions and are recorded in our consolidated balance sheets at their estimated fair value. We estimated the net amount Pillarstone OP is expected to recover after payment of Whitestone Uptown Tower, LLC’s third-party liabilities, operating expenses and bankruptcy administration costs. At December 31, 2023, Whitestone Uptown Tower, LLC owed Pillarstone OP $3.7 million, which amount is reported as a receivable in our consolidated balance sheet, net of the recognized impairment loss of $377 thousand.

Whitestone Uptown Tower, LLC’s financial condition and results of operations for periods presented before its deconsolidation are presented as discontinued operations in our consolidated financial statements. The following is a summary of the carrying amounts of major classes of assets and liabilities presented as discontinued operations in the consolidated balance sheets as of December 31, 2023:

December 31,
2023

Assets:
Real estate assets, at cost	$21,752
Escrows and utility deposits	1,419
Accrued rents and accounts receivable, net of allowance for doubtful accounts	451
Unamortized lease commissions and deferred legal cost, net	221
Prepaid expenses and other assets	20
Total assets of discontinued operations	$23,863

Liabilities:
Notes payable	$14,642
Accounts payable and accrued expenses	476
Payable due to related party	13
Payable to Pillarstone OP	3,767
Accrued interest payable	63
Tenants' security deposits	281
Total liabilities of discontinued operations	$19,242

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022

Revenues:
Rental	$3,022	$3,510
Transaction and other fees	13	12
Total revenues	3,035	3,522

Operating expenses:
Depreciation and amortization	766	1,044
Operating and maintenance	1,022	1,067
Real estate taxes	590	570
General and administrative	255	198
Management fees	245	188
Total operating expenses	2,878	3,067

Other expenses (income):
Interest expense, net	470	778
Loss on disposal of assets	-	28
Total other expenses	470	806

Income (loss) before income taxes	(313)	(351)
Provision for income taxes	(8)	-

Income (loss) from discontinued operations, net of income taxes	$(321)	$(351)

12. Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022

Numerator:
Income (loss) from continuing operations	$(3,301)	$(774)
Add: After tax effect of convertible notes interest	16	16
Less: Noncontrolling interest in subsidiary	3,031	1,279
Income (loss) from continuing operations attributable to Common Stockholders	(254)	521

Income (loss) from discontinued operations, net of income taxes	(321)	(351)
Less: Noncontrolling interest in subsidiary	261	286
Income (loss) from discontinued operations attributable to Common Stockholders	(60)	(65)

Net earnings (loss) attributable for dilutive securities	$(314)	$456

Denominator:
Weighted average number of common shares - basic	493,968	493,968
Dilutive effect of:
Shares issuable upon conversion of convertible notes payable	254,391	254,391
Shares issuable upon conversion of 95,226 Class A Preferred Shares	4,380	4,380
Shares issuable upon conversion of 231,944 Class C Preferred Shares	2,319,440	2,319,440
Weighted average number of common shares - dilutive	3,072,179	3,072,179

Income (loss) from continuing operations:
Basic	$(0.52)	$1.05
Diluted	$(0.52)	$0.17
Income (loss) from discontinued operations:
Basic	$(0.12)	$(0.13)
Diluted	$(0.12)	$(0.13)
Earnings (loss) per share:
Basic	$(0.64)	$0.92
Diluted	$(0.64)	$0.15

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

We determined that Whitestone, under the property Management Agreements in effect until August 2022, was not making appropriate reimbursement of the General Partner’s operating and administrative expenses from Pillarstone OP. During the first quarter of 2022, we recorded $1.8 million as reimbursement of expenses for the years ended 2017 through 2021. We recorded reimbursements from Pillarstone OP totaling $1.1 million in 2022 and $576 thousand in 2023 for operating and administrative expenses incurred.

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

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. As of December 31, 2023, the amount due Whitestone OP for these expenditures, if any, had not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account. Whitestone’s claims were settled pursuant to the settlement agreement described in Part I, Item 3, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

Summary. The following table presents the revenue and expenses with related parties included in our consolidated statements of operations (in thousands):

		Year Ended December 31,
	Location of Revenue (Expense)	2023	2022
Rent revenue from Whitestone	Rental	$2	$461
Property management fees to Whitestone	Management fees	-	(245)
Asset management fees to Whitestone	Management fees	-	(114)
Rent expense to Whitestone	Office expenses	-	(11)
Interest expense on convertible notes to active trustees	Interest expense, net	(15)	(15)

Receivables due from and payables due to related parties consisted of the following (in thousands):

		December 31,
	Location of Receivable (Payable)	2023	2022
Tenant receivables and other receivables	Receivable from Whitestone Uptown Tower LLC	$3,750	$3,767
Tenant receivables and other receivables	Receivable due from related party	277	277
Convertible notes payable	Convertible notes payable - related parties	(150)	(150)
Accrued interest on convertible notes	Accrued interest payable	(122)	(107)

14. Commitments and Contingencies

We are party to lawsuits and bankruptcy filings discussed in detail below. This litigation has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations following the period covered by this report. Moreover, the results of these proceedings are difficult to predict.

As of December 31, 2023, the Company believes that the allegations in these lawsuits are without merit and intends to continue to vigorously defend against them. However, the outcomes of these lawsuits, including the timing of the final disposition of the lawsuits, are unpredictable. It is reasonably possible that these lawsuits could result in large monetary awards, especially if compensatory and/or punitive damages are awarded. Such damages may include a partial or complete loss of the value of the Company’s interest in Pillarstone OP. Management, with the consultation of the Company’s legal counsel, is not able to conclude whether these lawsuits will be resolved without a material adverse effect on our financial position, earnings, or cash flows.

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

Bankruptcy Filings.

Uptown Tower

On December 1, 2023, Whitestone Uptown Tower, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas in the case styled In re: Whitestone Uptown Tower, LLC a/a/ Pillarstone Capital REIT Operating Partnership, Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The filing of the petition constituted an event of default under the mortgage loan for the Uptown Tower property. Prior to the filing of the bankruptcy petition, in November 2023, representatives of our board of trustees attempted to initiate discussions with representatives of Whitestone REIT’s board of trustees to address these matters and to approach Rialto Capital Advisors, LLC, the special servicer of the mortgage loan, jointly. However, without the borrower’s knowledge or consent, Whitestone attempted to pay off the loan and grant broad releases to the lender and special servicer on behalf of the borrower, including the application of the trapped cash, escrows and reserves to the indebtedness. No Whitestone REIT entity had the authority to make such agreements on behalf of the borrower, and we were informed that the agreement was not consummated, but Whitestone did send approximately $13.6 million to Rialto Capital Advisors, LLC pursuant to this arrangement.

On January 3, 2024, Rialto Capital Advisors, LLC provided a preliminary estimate of the payoff amounts for the mortgage loan as of December 4, 2023. The estimated total amount due was listed as approximately $21.5 million, which included an outstanding principal balance of approximately $14.4 million, note interest of approximately $242,000 and default interest of approximately $6.6 million. In addition, Rialto was also holding approximately $2.6 million of trapped cash, escrows and reserves under the mortgage loan, which the borrower needed to operate the Uptown Tower property and pay its obligations, including then-upcoming property taxes. On January 31, 2024, the lender sued Whitestone OP to enforce Whitestone OP’s guaranty of the mortgage loan.

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

The jointly administered bankruptcy cases proceeded under an an approved plan of liquidation. The plan of liquidation in the jointly administered bankruptcy cases provided for a plan agent, and Frances A. Smith was appointed plan agent. The plan agent was appointed for the purposes of administering all claims in the plan of liquidation in the jointly administered bankruptcy cases and making distributions to holders of allowed claims and equity interests under the plan of liquidation in the jointly administered bankruptcy cases. The plan agent’s administration of the claims may include, without limitation, and pursuant to her reasonable business judgment, investigating, prosecuting, objecting to, resolving, reconciling, compromising, litigating, administering, and making distributions on account of, the claims.

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

●	upon entry of the final order approving the motion to approve the settlement, the plan agent and Whitestone OP shall promptly move to dismiss with prejudice:

o	the adversary proceeding commenced by Pillarstone OP in the jointly administered bankruptcy cases;
o	the Houston litigation discussed in Part I, Item 3 “Legal Proceedings—Houston Case”; and
o	the Delaware litigation discussed in Part I, Item 3 “Legal Proceedings —Delaware Case”;

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