Form 10-Q
period 2024-03-31
PILLARSTONE CAPITAL REIT
filed 2026-08-13
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐        No ☒

The Registrant had issued 695,214 common shares of beneficial interest, par value $0.01 per share, and had 657,084 outstanding after deducting 38,130 shares held in treasury, as of July 27, 2026.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS (a)
Assets of discontinued operations	$-	$30,566
Cash and cash equivalents	153	145
Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	4,050	1,232
Prepaid expenses and other assets	46	549
Total assets	$4,249	$32,492

LIABILITIES AND EQUITY (b)
Liabilities:
Liabilities of discontinued operations	$-	$2,022
Accounts payable and accrued expenses	448	385
Payable due to related party	22	-
Convertible notes payable	198	198
Accrued interest payable	166	160
Total liabilities	834	2,765

Commitments and contingencies

Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at March 31, 2024 and December 31, 2023, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at March 31, 2024 and December 31, 2023, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at March 31, 2024 and December 31, 2023	7	7
Additional paid-in capital	28,755	28,755
Accumulated deficit	(24,551)	(24,858)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	3,415	3,108
Noncontrolling interest in subsidiary	-	26,619
Total equity	3,415	29,727
Total liabilities and equity	$4,249	$32,492

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets - Continued

(in thousands)

	March 31, 2024	December 31, 2023
	(unaudited)
(a) Assets of consolidated Variable Interest Entity included in the total assets above:
Assets of discontinued operations	$-	$30,566
Total assets	$-	$30,566

(b) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Liabilities of discontinued operations	$-	$2,022
Total liabilities	$-	$2,022

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023

Revenues	$-	$-

Operating expenses
General and administrative	81	194
Total operating expenses	81	194

Other expenses (income)
Interest expense, net	5	5
Gain on deconsolidation of Pillarstone OP	(864)	-
Total other expenses (income)	(859)	5

Income (loss) before income taxes	778	(199)
Provision for income taxes	(486)	30

Income (loss) from continuing operations	292	(169)
Income (loss) from discontinued operations, net of income taxes	81	(556)

Net income (loss)	373	(725)
Less: Noncontrolling interest in subsidiary	66	(471)
Net income (loss) attributable to Common Shareholders	$307	$(254)

Income (loss) from continuing operations:
Basic	$0.60	$(0.33)
Diluted	$0.10	$(0.33)
Income (loss) from discontinued operations:
Basic	$0.03	$(0.17)
Diluted	$0.00	$(0.17)
Earnings (loss) per share:
Basic	$0.63	$(0.51)
Diluted	$0.10	$(0.51)

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$3	$2	$7	$28,755	$(24,858)	$(801)	$3,108	$26,619	$29,727
Deconsolidation of Pillarstone OP				-	-		-	(26,685)	(26,685)
Net income	-	-	-	-	307	-	307	66	373

Balance at March 31, 2024	$3	$2	$7	$28,755	$(24,551)	$(801)	$3,415	$-	$3,415

Balance at December 31, 2022	$3	$2	$7	$28,493	$(23,442)	$(801)	$4,262	$33,529	$37,791
Net loss	-	-	-	-	(254)	-	(254)	(471)	(725)

Balance at March 31, 2023	$3	$2	$7	$28,493	$(23,696)	$(801)	$4,008	$33,058	$37,066

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Income (loss) from continuing operations	$292	$(169)
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities:
Gain on deconsolidation of Pillarstone OP	(864)	-
Deferred tax expense (benefit)	486	(52)
Changes in operating assets and liabilities:
Receivable due from related party	-	(328)
Prepaid expenses and other assets	17	19
Accounts payable and accrued expenses	69	192
Net cash from operating activities - continuing operations	-	(338)
Net cash from operating activities - discontinued operations	63	689
Net cash from operating activities	63	351

Cash flows from investing activities:
Net cash from investing activities - continuing operations	-	-
Net cash from investing activities - discontinued operations	(55)	(84)
Net cash from investing activities	(55)	(84)

Cash flows from financing activities:
Net cash from financing activities - continuing operations	-	-
Net cash from financing activities - discontinued operations	-	(129)
Net cash from financing activities	-	(129)

Net change in cash and cash equivalents	8	138
Cash and cash equivalents at beginning of period	145	24
Cash and cash equivalents at end of period	$153	$162

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$295
Non cash investing activities:
Disposal of fully depreciated real estate	-	158
Financed insurance premium	-	600

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

Liquidity and Financial Resources. On December 8, 2016, we and Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”), a limited partnership of which we are General Partner and owner of 18.6% of the OP Units during the period covered by these unaudited consolidated financial statements, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT, both of which were related parties to Pillarstone and Pillarstone OP. Pursuant to the terms of the Contribution Agreement, Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”) that owned 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries (the “Property”), for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately 18.6% valued at $4.1 million as of the date of the Contribution Agreement. As the general partner of Pillarstone OP, we have had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions.

At March 31, 2024, Pillarstone OP owned two office buildings in the Dallas metropolitan area and six office/warehouse and retail locations in the Houston metropolitan area having approximately 927 thousand square feet of gross leasable area. Following the period covered by this report, we sold the remainder of our Real Estate Assets pursuant to the plan of liquidation in the bankruptcy case of Pillarstone and its subsidiaries other than Uptown Tower and the plan of reorganization in the Uptown Tower bankruptcy case (see Note 10).

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

As a result of the Contribution Agreement, Whitestone OP acquired approximately 81.4% with Pillarstone owning approximately 18.6% of the outstanding equity in Pillarstone OP, which is fully consolidated in Pillarstone's financial statements.

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

In 2023, our work to restore operations that were disrupted by Whitestone’s abrupt termination as manager of our Real Estate Assets continued. In that time, we were working to extend the maturity date or to find new financing for mortgage indebtedness secured by our Uptown Tower office building or a buyer for the Uptown Tower property. The borrower, Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary that owned the Uptown Tower office building, was not in compliance with loan covenants. These efforts were unsuccessful and soon after the mortgage’s maturity on October 1, 2023, the lender delivered a notice of foreclosure sale to the borrower.

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

Following the period covered by this report, we sold Real Estate Assets under the Whitestone Uptown Tower, LLC plan of reorganization and the plan of liquidation for the other Pillarstone entities (see Note 10).

In December 2025, we received $4.05 million as part of the settlement in the jointly administered bankruptcies of Pillarstone OP, Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC. We expect no further settlements related to Pillarstone OP and its subsidiaries in the jointly administered bankruptcy cases.

Going Concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. In addition to the events described above, we have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $24.6 million as of March 31, 2024 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As required under U.S. GAAP, we deconsolidated our Pillarstone OP, Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC subsidiaries from our consolidated financial statements effective with their bankruptcy filings on March 4, 2024. We previously deconsolidated Whitestone Uptown Tower, LLC effective with its bankruptcy filing on December 1, 2023.

The financial condition and results of operations of the bankrupt subsidiaries are no longer presented in our consolidated financial statements after the effective date of their filings. For periods before the deconsolidation, the Company’s consolidated financial condition and results of operations include those of the deconsolidated subsidiaries as discontinued operations.

Noncontrolling interest in the accompanying consolidated financial statements represents the share of equity and earnings of Pillarstone OP allocable to holders of partnership interests other than us.

The unaudited consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets and statements of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2023.

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the estimated fair value of receivable from Pillarstone OP, and deferred taxes and the related valuation allowance for deferred taxes.

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

2.	Pillarstone Capital REIT Operating Partnership LP’s Bankruptcy and Deconsolidation

On March 4, 2024, bankruptcy cases were filed by Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower, which were consolidated into the jointly administered bankruptcy cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

As required under U.S. GAAP, we deconsolidated Pillarstone OP and its subsidiaries from our consolidated financial statements effective March 4, 2024, the date of the bankruptcy filings. As such, Pillarstone OP and its subsidiaries’ financial condition and results of operations are no longer presented in our consolidated financial statements after this date.

In the first quarter of 2025, we recognized a receivable of $4.05 million representing the estimated fair value of our interest in Pillarstone OP and its subsidiaries and an associated gain on deconsolidation of $864 thousand. In December 2025, we received $4.05 million as part of the settlement in the jointly administered bankruptcies of Pillarstone OP, Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC.

The following table summarizes the effects of the deconsolidation of Pillarstone OP and its subsidiaries on the consolidated balance sheets:

Real estate assets, at cost	$(25,868)
Cash and cash equivalents	(1,759)
Escrows and utility deposits	(14)
Accrued rents and accounts receivable, net of allowance for doubtful accounts	(273)
Receivable due from related party	(888)
Unamortized lease commissions and deferred legal cost, net	(118)
Prepaid expenses and other assets	(15)
Reduction of total assets	$(28,935)
Accounts payable and accrued expenses	$(1,754)
Tenants' security deposits	(496)
Noncontrolling interest in subsidiary	(26,685)
Reduction in total liabilities and equity	$(28,935)

Pillarstone OP and its subsidiaries’ financial condition and results of operations for periods presented before its deconsolidation are presented as discontinued operations in our consolidated financial statements. The following is a summary of the carrying amounts of major classes of assets and liabilities presented as discontinued operations in the consolidated balance sheets as of December 31, 2023:

December 31,
2023

Assets:
Real estate assets, at cost	$26,032
Cash and cash equivalents	1,189
Escrows and utility deposits	14
Accrued rents and accounts receivable, net of allowance for doubtful accounts	315
Receivable due from related party	2,795
Unamortized lease commissions and deferred legal cost, net	130
Prepaid expenses and other assets	91
Total assets of discontinued operations	$30,566

Liabilities:
Accounts payable and accrued expenses	$1,534
Tenants' security deposits	488
Total liabilities of discontinued operations	$2,022

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023

Revenues:
Rental	$851	$2,119
Transaction and other fees	1	5
Total revenues	852	2,124

Operating expenses:
Depreciation and amortization	142	486
Operating and maintenance	371	637
Real estate taxes	202	425
General and administrative	-	517
Management fees	56	372
Total operating expenses	771	2,437

Other expenses-
Interest expense, net	-	258

Income (loss) before income taxes	81	(571)
Provision for income taxes	-	15

Income (loss) from discontinued operations, net of income taxes	$81	$(556)

3.	Convertible Notes Payable

On November 20, 2015, five trustees on our board of trustees, one of whom is no longer affiliated with the Company, loaned $198 thousand to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. The convertible notes payable can be converted by the noteholders into common shares at the rate of $1.331 per common share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into common shares at $1.331 per common share. Accrued interest on these related convertible notes was approximately $166 thousand as of March 31, 2024 and $160 thousand as of December 31, 2023.  In January 2026, we repaid the convertible notes pursuant to our plan of liquidation and bankruptcy court proceedings.

4.	Shareholders’ Equity

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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted common shares:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2022	168,449	$11.44
Vested	-	-
Unvested at December 31, 2023	168,449	$11.44
Vested	-	-
Unvested at March 31, 2024	168,449	$11.44

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

5.	Stock-Based Compensation

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan ("2016 Plan"). The 2016 Plan provides that awards may be made in common shares of the Company or units in the Company’s operating partnership, which may be converted into common shares. Subject to adjustment as provided by the terms of the 2016 Plan, the maximum aggregate number of common shares with respect to which awards may be granted under the 2016 Plan will be increased based on future issuances of common shares and units of the operating partnership, including issuances pursuant to the 2016 Plan, so that at any time the maximum number of shares that may be issued under the 2016 Plan shall equal 12.5% of the aggregate number of common shares and units of the operating partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company). There were 2,086,655 shares available for grant under the 2016 Plan at March 31, 2024. The plan expired on March 23, 2026.

The Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation in the periods ended March 31, 2024 or 2023.

Options. The Company has a single option award outstanding for 667 shares of our Common Stock for $33.75. This award is fully vested and remains effective until 90 days after the term ends of the individual trustee. The awards have no intrinsic value as they were out-of-the-money at March 31, 2024. No compensation expense was recognized for these awards in the periods ended March 31, 2024 or 2023 as the awards became fully vested in previous years.

6.	Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended March 31, 2024 and 2023 was (62)% and (15)%, respectively. In 2024, we placed a 100% valuation allowance against our net deferred tax assets because of the deconsolidation of our operating subsidiaries. The primary difference from the federal statutory rate of 21% in the 2023 period is related to state taxes and permanent differences for non-deductible expenses. The primary difference from the federal statutory rate of 21% in the 2024 period is related to a valuation allowance recognized in 2024 against our net deferred tax asset.

7.	Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023

Numerator:
Income (loss) from continuing operations	$292	$(169)
Add: After tax effect of convertible notes interest	4	4
Income (loss) from continuing operations attributable to Common Stockholders	296	(165)

Income (loss) from discontinued operations, net of income taxes	81	(556)
Less: Noncontrolling interest in subsidiary	(66)	471
Income (loss) from discontinued operations attributable to Common Stockholders	15	(85)

Net earnings (loss) attributable for dilutive securities	$311	$(250)

Denominator:
Weighted average number of common shares - basic	493,968	493,968
Dilutive effect of:
Shares issuable upon conversion of convertible notes payable	254,391	254,391
Shares issuable upon conversion of 95,226 Class A Preferred Shares	4,380	4,380
Shares issuable upon conversion of 231,944 Class C Preferred Shares	2,319,440	2,319,440
Weighted average number of common shares - dilutive	3,072,179	3,072,179

Income (loss) from continuing operations:
Basic	$0.60	$(0.33)
Diluted	$0.10	$(0.33)
Income (loss) from discontinued operations:
Basic	$0.03	$(0.17)
Diluted	$0.00	$(0.17)
Earnings (loss) per share:
Basic	$0.63	$(0.51)
Diluted	$0.10	$(0.51)

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

8.	Related Party Transactions

Expense Reimbursements. Under its Amended and Restated Agreement of Limited Partnership, dated December 8, 2016, Pillarstone OP is responsible for all expenses relating to its organization, the ownership of its assets and its operations. It is also responsible for the administrative and operating costs and expenses incurred by the Company as General Partner of Pillarstone OP, including, without limitation, all expenses relating to the General Partner’s (i) continued existence and subsidiary operations, (ii) offerings and registration of securities, (iii) preparation and filing of any periodic or other reports and communications required under federal, state or local laws and regulations, (iv) compliance with laws, rules and regulations promulgated by any regulatory body, and (v) operating or administrative costs incurred in the ordinary course of business on behalf of the Partnership; provided, however, that such costs and expenses shall not include any administrative or operating costs of the General Partner attributable to assets owned by the General Partner directly and not through Pillarstone OP or the Subsidiaries.

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

We recorded reimbursements from Pillarstone OP totaling $10 thousand and $179 thousand in the three months ended March 31, 2024 and 2023, respectively, for operating and administrative expenses incurred. Whitestone has notified us that they will contest some or all of these reimbursements. Whitestone’s claims were settled pursuant to the settlement agreement described in Note 9.

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. As of March 31, 2024, the amount due Whitestone OP for these expenditures, if any, had not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account. Whitestone’s claims were settled pursuant to the settlement agreement described in Part II, Item 1, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

Summary. The following table presents the revenue and expenses with related parties included in our consolidated statement of operations (in thousands):

		Three Months Ended March 31,
	Location of Revenue (Expense)	2024	2023
Interest expense on convertible notes to active trustees	Interest expense, net	(4)	(4)

Receivables due from and payables due to related parties consisted of the following (in thousands):

	Location of Receivable (Payable)	March 31, 2024	December 31, 2023
Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	$4,050	$1,232
Payable due to related party	Payable due to related party	(22)	-
Convertible notes payable	Convertible notes payable - related parties	(150)	(150)
Accrued interest on convertible notes	Accrued interest payable	(126)	(122)

9	Commitments and Contingencies

We are party to lawsuits and bankruptcy filings discussed in detail below. This litigation has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations following the period covered by this report. Moreover, the results of these proceedings are difficult to predict.

As of March 31, 2024, the Company believes that the allegations in these lawsuits are without merit and intends to continue to vigorously defend against them. However, the outcomes of these lawsuits, including the timing of the final disposition of the lawsuits, are unpredictable. It is reasonably possible that these lawsuits could result in large monetary awards, especially if compensatory and/or punitive damages are awarded. Such damages may include a partial or complete loss of the value of the Company’s interest in Pillarstone OP. Management, with the consultation of the Company’s legal counsel, is not able to conclude whether these lawsuits will be resolved without a material adverse effect on our financial position, earnings, or cash flows.

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

Over the objection of Whitestone Uptown Tower, LLC, the bankruptcy court ruled in favor of Whitestone OP that it was statutorily subrogated to the secured claim of the lender of the mortgage loan with respect to its mistaken payment to the mortgage loan lender. Whitestone Uptown Tower, LLC paid $13.6 million of the Uptown Tower sale proceeds to Whitestone OP representing funds it had mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so. On October 25, 2024, Whitestone Uptown Tower, LLC also appealed that ruling in the United States District Court for the Northern District of Texas, Dallas Division, in the case styled Whitestone Uptown Tower, LLC v. Whitestone REIT Operating Partnership, L.P., Case No. 24-02699. The District Court affirmed the bankruptcy court ruling, and Whitestone Uptown Tower, LLC appealed the District Court’s ruling to the United States Court of Appeals for the Fifth Circuit on August 13, 2025. The appeal is ongoing as of the date of this report.

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

The jointly administered bankruptcy cases proceeded under an approved plan of liquidation. The plan of liquidation in the jointly administered bankruptcy cases provided for a plan agent, and Frances A. Smith was appointed plan agent. The plan agent was appointed for the purposes of administering all claims in the plan of liquidation in the jointly administered bankruptcy cases and making distributions to holders of allowed claims and equity interests under the plan of liquidation in the jointly administered bankruptcy cases. The plan agent’s administration of the claims may include, without limitation, and pursuant to her reasonable business judgment, investigating, prosecuting, objecting to, resolving, reconciling, compromising, litigating, administering, and making distributions on account of, the claims.

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

●

the debtors shall distribute $4,050,000.00 to the Pillarstone Capital REIT estate (the “Pillarstone Distribution”) from the Partnership Estate Funds in satisfaction of all outstanding claims by us against the Pillarstone OP estate. This distribution was made in December 2025. The plan agent shall administer claims against our estate and shall direct the debtors to satisfy any allowed claims against our estate with the Pillarstone Distribution and any other cash in our estate. The plan agent shall direct the debtors to distribute any surplus proceeds remaining from the Pillarstone Distribution to our equity interest holders in accordance with the plan of liquidation in the jointly administered bankruptcy cases;

●

following the satisfaction of all the claims of the Subsidiary Debtors, and of the reserves set forth above, the debtors shall distribute all funds remaining in the Pillarstone OP estate to Whitestone OP no later than December 12, 2025. This payment of approximately $33.4 million (the “WROP Distribution”) was made in December 2025, and Whitestone OP’s ownership in Pillarstone OP, then consisting of one OP Unit, no longer represented a majority interest of Pillarstone OP;

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

In July 2026, a subsidiary of Ares Management Corporation acquired Whitestone REIT in a merger transaction, constituting a Change of Control under the Contribution Agreement. As a result, Pillarstone OP repurchased the last remaining OP Unit held by Whitestone OP for an aggregate repurchase price of $1.34 in August 2026, the funds for which were advanced by us.

We cannot predict or quantify the ultimate impact that events occurring during the bankruptcy process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

10.	Subsequent Events

In addition to the subsequent events and developments discussed in Notes 1 and 9, the Company reported the following subsequent events:

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

In January 2026, we repaid the convertible notes pursuant to our plan of liquidation and bankruptcy court proceedings.

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

On March 4, 2024, bankruptcy cases were filed Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower, which were consolidated into the jointly administered cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

As a result of these bankruptcy filings, as required under U.S. GAAP, we deconsolidated the bankrupted subsidiaries from our consolidated financial statements effective with their bankruptcy filings. We previously deconsolidated Whitestone Uptown Tower, LLC effective with its bankruptcy filing on December 1, 2023.

The financial condition and results of operations of the bankrupt subsidiaries are presented as discontinued operations in our consolidated financial statements for periods presented before the deconsolidations.

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

•

the effects of our ongoing litigation with Whitestone REIT, Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), and Whitestone TRS, Inc., including proceedings in the Whitestone Uptown Tower, LLC bankruptcy case;

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

Overview

We are a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. As of March 31, 2024, we owned approximately 18.6% of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) and serve as its general partner. Substantially all of our operations and activities were conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. As of March 31, 2024, Pillarstone OP owned two office buildings in the Dallas metropolitan area and six office/warehouse and retail locations in the Houston metropolitan area having approximately 927 thousand square feet of gross leasable area.

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

On September 16, 2022, we filed a lawsuit styled Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP v. Whitestone TRS, Inc., Whitestone REIT, Whitestone REIT Operating Partnership, L.P., Cause No. 2022-59478, in the District Court, Harris County, Texas, 189th Judicial District alleging, among other things, breach of the Pillarstone OP limited partnership agreement and the management agreements for the Real Estate Assets by the Whitestone defendants and breach of fiduciary duties relating to Pillarstone OP by Whitestone OP going outside the role of limited partner and harming us and Pillarstone OP. A portion of the claims in this case were moved into an adversary proceeding by Whitestone Uptown Tower, LLC in the Uptown Tower bankruptcy case described in Part II, Item 1, “Legal Proceedings—Uptown Tower”, and the other claims were settled pursuant to the settlement agreement described in Part II, Item 1, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

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

Comparison of the Three Months Ended March 31, 2024 and 2023

The following provides a comparison of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2024 (1, 2)	2023 (1)
Total revenues	$-	$-
Total operating expenses	81	194
Total other expenses (income)	(859)	5
Provision for income tax expense (benefit)	486	(30)
Income (loss) from continuing operations	292	(169)
Income (loss) from discontinued operations, net of income taxes	81	(556)
Net income (loss)	373	(725)
Less: Non-controlling interest in subsidiary	66	(471)
Net income (loss) available to Common Shareholders	$307	$(254)

(1) Excludes the Uptown Tower property. Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary which owned the Uptown Tower property, was deconsolidated in December 2023 and is presented as discontinued operations for periods before its deconsolidation.

(2) Excludes Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, which were deconsolidated in March 2024 and are presented as discontinued operations for periods before their deconsolidation.

Revenues. We had no revenues from continuing operations for the three months ended March 31, 2024 and 2023. All of our revenue producing activities were conducted in subsidiaries which have been deconsolidated because of their bankruptcy filings.

Expenses. Our operating expenses were $81 thousand for the three months ended March 31, 2024 compared to $194 thousand for the same period of 2023, a decrease of $113 thousand, or 58%. The decrease was primarily due to lower legal expenses incurred for corporate matters and lower contract accounting services between periods.

Other income for 2024 principally includes a gain of $859 thousand on the deconsolidation of Pillarstone OP and its subsidiaries. At March 31, 2024, we reported a receivable from Pillarstone OP totaling $4.0 million in our consolidated balance sheet.

Our effective tax rate for the three months ended March 31, 2024 and 2023 was (62)% and (15)%, respectively. The primary difference from the federal statutory rate of 21% in the 2023 period is related to state taxes and permanent differences for non-deductible expenses. The primary difference from the federal statutory rate of 21% in the 2024 period is related to a valuation allowance recognized in 2024 against our net deferred tax assets.

Loss from Discontinued Operations. The financial condition and results of operations of our subsidiaries are presented as discontinued operations in our consolidated financial statements for periods presented before their deconsolidation. The loss on discontinued operations was $556 thousand for the three months ended March 31, 2023. For the same period of 2024, we reported income from discontinued operations of $81 thousand.

Noncontrolling interest in subsidiary represents the share earnings of Pillarstone OP allocable to holders of partnership interests other than us.

Liquidity and Capital Resources

As of March 31, 2024, our unrestricted cash resources were $153 thousand.

Significant sources and uses of cash during the three months ended March 31, 2024.

●	Cash from discontinued operation activities was $63 thousand.
●	We expended $55 thousand principally for tenant improvements and other health and safety needs at properties.

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

We determined that Whitestone, under the property management agreements in effect until August 2022, was not making appropriate reimbursement of the General Partner’s operating and administrative expenses from Pillarstone OP. During the first quarter of 2022, we recorded $1.8 million as reimbursement of expenses for the years ended 2017 through 2021. We recorded reimbursements from Pillarstone OP totaling $1.1 million in 2022 for operating and administrative expenses incurred in 2022. We recorded reimbursements from Pillarstone OP totaling $576 thousand in 2023 for operating and administrative expenses incurred in 2023. We recorded reimbursements from Pillarstone OP totaling $10 thousand and $179 thousand in the three months ended March 31, 2024 and 2023, respectively, for operating and administrative expenses incurred.

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. As of March 31, 2024, the amount due Whitestone OP for these expenditures, if any, had not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account. Whitestone’s claims were settled pursuant to the settlement agreement described in Part II, Item 1, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

Indebtedness. The Company’s indebtedness at March 31, 2024 is presented in Part I, Item 1, “Financial Statements – Note 3 – Convertible Notes Payable”.

Indebtedness owed by Whitestone Uptown Tower, LLC under its mortgage loan for the Uptown Tower property totaled $14.5 million at March 31, 2024. This indebtedness is no longer presented in our consolidated balance sheet since Whitestone Uptown Tower, LLC was deconsolidated on December 1, 2023, the date of its filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company was not a co-borrower, guarantor or otherwise responsible for this indebtedness.

In June 2024, Whitestone Uptown Tower, LLC and Whitestone OP, guarantor of the mortgage loan, each settled with the lender of the mortgage loan. Whitestone Uptown Tower entered into a loan agreement with American Bank, N.A. for a loan amount of up to $1,500,000, secured by Uptown Tower and all of the other assets of Whitestone Uptown Tower. Whitestone Uptown Tower paid approximately $1.1 million to the prior lender, and the prior lender retained approximately $2.2 million of trapped cash and escrows from the cash sweep and the approximately $13.6 million mistakenly sent to it by Whitestone OP in satisfaction of the prior mortgage loan. The plan of reorganization in the Whitestone Uptown Tower bankruptcy case, providing for the sale of Uptown Tower and treatment of claims, was confirmed in July 2024. We sold Uptown Tower in July 2025 for a purchase price of $20 million, or $17.3 million after deductions, closing costs and commissions and reimbursements to the seller, and paid off the American Bank, N.A. indebtedness.

Over the objection of Whitestone Uptown Tower, LLC, the bankruptcy court ruled in favor of Whitestone OP that it was statutorily subrogated to the secured claim of the lender of the mortgage loan with respect to its mistaken payment to the mortgage loan lender. Whitestone Uptown Tower, LLC paid $13.6 million of the Uptown Tower sale proceeds to Whitestone OP representing funds it had mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so. On October 25, 2024, Whitestone Uptown Tower, LLC also appealed that ruling in the United States District Court for the Northern District of Texas, Dallas Division, in the case styled Whitestone Uptown Tower, LLC v. Whitestone REIT Operating Partnership, L.P., Case No. 24-02699. The District Court affirmed the bankruptcy court ruling, and Whitestone Uptown Tower, LLC appealed the District Court’s ruling to the United States Court of Appeals for the Fifth Circuit on August 13, 2025. The appeal is ongoing as of the date of this report.

In addition to the mortgage loan, we had approximately $198,000 of convertible notes payable and corresponding accrued interest of approximately $166,000 as of March 31, 2024. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. We repaid the convertible notes in January 2026.

Long Term Liquidity and Operating Strategies.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $24.6 million as of March 31, 2024 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

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

•

the debtors shall distribute $4,050,000.00 to the Pillarstone Capital REIT estate (the “Pillarstone Distribution”) from the Partnership Estate Funds in satisfaction of all outstanding claims by us against the Pillarstone OP estate. This distribution was made in December 2025. The plan agent shall administer claims against our estate and shall direct the debtors to satisfy any allowed claims against our estate with the Pillarstone Distribution and any other cash in our estate. The plan agent shall direct the debtors to distribute any surplus proceeds remaining from the Pillarstone Distribution to our equity interest holders in accordance with the plan of liquidation in the jointly administered bankruptcy cases;

•

following the satisfaction of all the claims of the Subsidiary Debtors, and of the reserves set forth above, the debtors shall distribute all funds remaining in the Pillarstone OP estate to Whitestone OP no later than December 12, 2025. This payment of approximately $33.4 million (the “WROP Distribution”) was made in December 2025, and Whitestone OP’s ownership in Pillarstone OP, then consisting of one OP Unit, no longer represented a majority interest of Pillarstone OP;

•

the plan agent shall direct the debtors to distribute any surplus funds from the Partnership Tax Reserve, Case Administrative Reserve, and Partnership Tax Reserve remaining after the complete administration of the Debtors’ Estates to Whitestone OP. The debtors shall make such Surplus Reserve Funds payments as directed by the plan agent;

•	upon entry of the final order approving the motion to approve the settlement, the plan agent and Whitestone OP shall promptly move to dismiss with prejudice:

o	the adversary proceeding commenced by Pillarstone OP in the jointly administered bankruptcy cases;
o	the Houston litigation discussed in Part II, Item 1 “Legal Proceedings—Houston Case” above; and
o	the Delaware litigation discussed in Part II, Item 1 “Legal Proceedings —Delaware Case” above;

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

In July 2026, a subsidiary of Ares Management Corporation acquired Whitestone REIT in a merger transaction, constituting a Change of Control under the Contribution Agreement. As a result, Pillarstone OP repurchased the last remaining OP Unit held by Whitestone OP for an aggregate repurchase price of $1.34 in August 2026, the funds for which were advanced by us.

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

Interest Rates and Inflation

We were not significantly affected by rising interest rates during the periods presented in this report due primarily to having 100% of our debt with a fixed rate as of March 31, 2024. Any new indebtedness may be at higher rates than the 10% base rate of interest under our convertible note agreements. If we are not able to incur indebtedness on favorable terms to us, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

We are the General Partner of Pillarstone OP with no operations of our own and conduct all of our business through Pillarstone OP and its subsidiaries. We are wholly dependent on distributions and expense reimbursements from Pillarstone OP. The ability of Pillarstone OP to make any distributions and reimburse our expenses are subject to, among other things, the operations of our subsidiaries, the plan of liquidation in the jointly administered bankruptcy cases, the plan of reorganization in the Uptown Tower bankruptcy case and the rulings of the court in the bankruptcy cases and the litigation described in Part II, Item I “Legal Proceedings.”

Following the period covered by this report and until the sale of the Real Estate Assets, we anticipate that the majority of our subsidiaries’ leases will continue to be triple-net leases or otherwise provide that tenants pay for increases in operating expenses and will contain provisions that we believe will mitigate the effect of inflation. In addition, many of the leases are for terms of less than five years, which allows adjustments to rental rates to reflect inflation and other changing market conditions when the leases expire. Leases of longer-term durations or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of the leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses increase faster than anticipated, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

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

Impairment. We review long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the asset, with the carrying cost of the asset. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of our long-lived assets during the periods presented in this report.

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

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were not effective as of March 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements, management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Management has concluded that, based on applying the COSO criteria, as of March 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Our efforts to internalize management, establish new accounting and financial reporting processes and implement new systems have resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●

the debtors shall distribute $4,050,000.00 to the Pillarstone Capital REIT estate (the “Pillarstone Distribution”) from the Partnership Estate Funds in satisfaction of all outstanding claims by us against the Pillarstone OP estate. This distribution was made in December 2025. The plan agent shall administer claims against our estate and shall direct the debtors to satisfy any allowed claims against our estate with the Pillarstone Distribution and any other cash in our estate. The plan agent shall direct the debtors to distribute any surplus proceeds remaining from the Pillarstone Distribution to our equity interest holders in accordance with the plan of liquidation in the jointly administered bankruptcy cases;

●

following the satisfaction of all the claims of the Subsidiary Debtors, and of the reserves set forth above, the debtors shall distribute all funds remaining in the Pillarstone OP estate to Whitestone OP no later than December 12, 2025. This payment of approximately $33.4 million (the “WROP Distribution”) was made in December 2025, and Whitestone OP’s ownership in Pillarstone OP, then consisting of one OP Unit, no longer represented a majority interest of Pillarstone OP;

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

In July 2026, a subsidiary of Ares Management Corporation acquired Whitestone REIT in a merger transaction, constituting a Change of Control under the Contribution Agreement. As a result, Pillarstone OP repurchased the last remaining OP Unit held by Whitestone OP for an aggregate repurchase price of $1.34 in August 2026, the funds for which were advanced by us.

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

Prior to the October 2023 maturity of the mortgage loan, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for the mortgage loan. In addition, the lender asserted that Whitestone’s termination of the management agreement for Uptown Tower also caused an event of default under the loan agreement.

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

Over the objection of Whitestone Uptown Tower, LLC, the bankruptcy court ruled in favor of Whitestone OP that it was statutorily subrogated to the secured claim of the lender of the mortgage loan with respect to its mistaken payment to the mortgage loan lender. Whitestone Uptown Tower, LLC paid $13.6 million of the Uptown Tower sale proceeds to Whitestone OP representing funds it had mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so. On October 25, 2024, Whitestone Uptown Tower, LLC also appealed that ruling in the United States District Court for the Northern District of Texas, Dallas Division, in the case styled Whitestone Uptown Tower, LLC v. Whitestone REIT Operating Partnership, L.P., Case No. 24-02699. The District Court affirmed the bankruptcy court ruling, and Whitestone Uptown Tower, LLC appealed the District Court’s ruling to the United States Court of Appeals for the Fifth Circuit on August 13, 2025. The appeal is ongoing as of the date of this report.

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

Prior to the October 2023 maturity of the mortgage loan, the borrower was not in compliance with loan covenants requiring timely filing of financial information to the lender for the mortgage loan. In addition, the lender asserted that Whitestone’s termination of the management agreement for Uptown Tower also caused an event of default under the loan agreement.

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

Issuance of Convertible Notes to Trustees

In November 2015, five trustees serving on the Board of Pillarstone Capital at that time loaned funds to us, each pursuant to a Convertible Note Purchase Agreement (the “Agreement”). Pursuant to an Assignment and Assumption Agreement dated as of March 29, 2019 by and between Dennis Chookaszian Revocable Trust (“Mr. Chookaszian”) and a former trustee, and a Stock Purchase Agreement dated as of March 29, 2019 by and between Mr. Chookaszian and the same former trustee, Mr. Chookaszian acquired the Agreement and assumed the rights under the Note. Another former trustee, Mr. DeVos, was a trustee in November 2015 but did not stand for re-election in 2019 and continued to own his note payable as shown in the schedule below.

The following individuals loaned the following face amounts that accrue interest at 10% per annum, which can be converted into common shares of Pillarstone Capital as of March 31, 2024, as follows:

Trustee	Face Amount	Accrued Interest	Convertible into common shares
Dennis H. Chookaszian	$28,888	$24,179	39,870
Daniel G. DeVos	$47,780	$39,991	65,944
Paul T. Lambert	$51,112	$42,780	70,542
James C. Mastandrea	$52,224	$43,710	72,077
John J. Dee	$17,776	$14,878	24,534
Totals	$197,780	$165,538	272,967

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

101

The following financial information of the Registrant for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (unaudited), (iii) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and 2023 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ Bradford D. Johnson
Date:	August 13, 2026		Bradford D. Johnson Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ Daniel P. Kovacevic
Date:	August 13, 2026		Daniel P. Kovacevic Chief Financial Officer (Principal financial and accounting officer)