Form 10-Q
period 2024-06-30
PILLARSTONE CAPITAL REIT
filed 2026-08-13
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS (a)
Assets of discontinued operations	$-	$30,566
Cash and cash equivalents	150	145
Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	4,050	1,232
Prepaid expenses and other assets	31	549
Total assets	$4,231	$32,492

LIABILITIES AND EQUITY (b)
Liabilities:
Liabilities of discontinued operations	$-	$2,022
Accounts payable and accrued expenses	494	385
Payable due to related party	22	-
Convertible notes payable	198	198
Accrued interest payable	170	160
Total liabilities	884	2,765

Commitments and contingencies

Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at June 30, 2024 and December 31, 2023, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at June 30, 2024 and December 31, 2023, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at June 30, 2024 and December 31, 2023	7	7
Additional paid-in capital	28,755	28,755
Accumulated deficit	(24,619)	(24,858)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	3,347	3,108
Noncontrolling interest in subsidiary	-	26,619
Total equity	3,347	29,727
Total liabilities and equity	$4,231	$32,492

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets - Continued

(in thousands)

	June 30, 2024	December 31, 2023
	(unaudited)
(a) Assets of consolidated Variable Interest Entity included in the total assets above:
Assets of discontinued operations	$-	$30,566
Total assets	$-	$30,566

(b) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Liabilities of discontinued operations	$-	$2,022
Total liabilities	$-	$2,022

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	63	(214)	144	(20)
Total operating expenses	63	(214)	144	(20)

Other expenses (income)
Interest expense, net	5	5	10	10
Gain on deconsolidation of Pillarstone OP	-	-	(864)	-
Total other expenses (income)	5	5	(854)	10

Income (loss) before income taxes	(68)	209	710	10
Provision for income taxes	-	(32)	(486)	(2)

Income (loss) from continuing operations	(68)	177	224	8
Income (loss) from discontinued operations, net of income taxes	-	(1,121)	81	(1,677)

Net income (loss)	(68)	(944)	305	(1,669)
Less: Noncontrolling interest in subsidiary	-	(949)	66	(1,420)
Net income (loss) attributable to Common Shareholders	$(68)	$5	$239	$(249)

Income (loss) from continuing operations:
Basic	$(0.13)	$0.37	$0.47	$0.04
Diluted	$(0.13)	$0.06	$0.08	$0.01
Income (loss) from discontinued operations:
Basic	$-	$(0.35)	$0.03	$(0.52)
Diluted	$-	$(0.35)	$0.00	$(0.52)
Earnings (loss) per share:
Basic	$(0.13)	$0.02	$0.50	$(0.48)
Diluted	$(0.13)	$0.00	$0.08	$(0.48)

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$3	$2	$7	$28,755	$(24,858)	$(801)	$3,108	$26,619	$29,727
Deconsolidation of Pillarstone OP				-	-		-	(26,685)	(26,685)
Net income (loss)	-	-	-	-	307	-	307	66	373
Balance at March 31, 2024	$3	$2	$7	$28,755	$(24,551)	$(801)	$3,415	$-	$3,415
Net income (loss)	-	-	-	-	(68)	-	(68)	-	(68)

Balance at June 30, 2024	$3	$2	$7	$28,755	$(24,619)	$(801)	$3,347	$-	$3,347

Balance at December 31, 2022	$3	$2	$7	$28,493	$(23,442)	$(801)	$4,262	$33,529	$37,791
Net income (loss)	-	-	-	-	(254)	-	(254)	(471)	(725)
Balance at March 31, 2023	$3	$2	$7	$28,493	$(23,696)	$(801)	$4,008	$33,058	$37,066
Net income (loss)	-	-	-	-	5	-	5	(949)	(944)

Balance at June 30, 2023	$3	$2	$7	$28,493	$(23,691)	$(801)	$4,013	$32,109	$36,122

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net income (loss) from continuing operations	$224	$8
Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities:
Gain on deconsolidation of Pillarstone OP	(864)	-
Deferred tax expense (benefit)	486	(64)
Changes in operating assets and liabilities:
Receivable due from related party	-	(356)
Prepaid expenses and other assets	32	36
Accounts payable and accrued expenses	119	(33)
Net cash from operating activities - continuing operations	(3)	(409)
Net cash from operating activities - discontinued operations	63	1,745
Net cash from operating activities	60	1,336

Cash flows from investing activities:
Net cash from investing activities - continuing operations	-	-
Net cash from investing activities - discontinued operations	(55)	(829)
Net cash from investing activities	(55)	(829)

Cash flows from financing activities:
Net cash from financing activities - continuing operations	-	-
Net cash from financing activities - discontinued operations	-	(396)
Net cash from financing activities	-	(396)

Net change in cash and cash equivalents	5	111
Cash and cash equivalents at beginning of period	145	24
Cash and cash equivalents at end of period	$150	$135

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$424
Cash paid for taxes	28
Non cash investing activities:
Disposal of fully depreciated real estate	-	158
Financed insurance premium	-	600

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

At June 30, 2024, Pillarstone OP owned two office buildings in the Dallas metropolitan area and six office/warehouse and retail locations in the Houston metropolitan area having approximately 927 thousand square feet of gross leasable area. Following the period covered by this report, we sold the remainder of our Real Estate Assets pursuant to the plan of liquidation in the bankruptcy case of Pillarstone and its subsidiaries other than Uptown Tower and the plan of reorganization in the Uptown Tower bankruptcy case (see Note 10).

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

Going Concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. In addition to the events described above, we have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $24.6 million as of June 30, 2024 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental	$-	$2,113	$851	$4,232
Transaction and other fees	-	9	1	14
Total revenues	-	2,122	852	4,246

Operating expenses:
Depreciation and amortization	-	499	142	985
Operating and maintenance	-	837	371	1,474
Real estate taxes	-	367	202	792
General and administrative	-	814	-	1,331
Management fees	-	607	56	979
Total operating expenses	-	3,124	771	5,561

Other expenses-
Interest expense, net	-	151	-	409

Income (loss) before income taxes	-	(1,153)	81	(1,724)
Provision for income taxes	-	32	-	47

Income (loss) from discontinued operations, net of income taxes	$-	$(1,121)	$81	$(1,677)

3.	Convertible Notes Payable

On November 20, 2015, five trustees on our board of trustees, one of whom is no longer affiliated with the Company, loaned $198 thousand to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. The convertible notes payable can be converted by the noteholders into common shares at the rate of $1.331 per common share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into common shares at $1.331 per common share. Accrued interest on these related convertible notes was approximately $170 thousand as of June 30, 2024 and $160 thousand as of December 31, 2023. In January 2026, we repaid the convertible notes pursuant to our plan of liquidation and bankruptcy court proceedings.

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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted common shares:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2022	168,449	$11.44
Vested	-	-
Unvested at December 31, 2023	168,449	$11.44
Vested	-	-
Unvested at June 30, 2024	168,449	$11.44

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

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan ("2016 Plan"). The 2016 Plan provides that awards may be made in common shares of the Company or units in the Company’s operating partnership, which may be converted into common shares. Subject to adjustment as provided by the terms of the 2016 Plan, the maximum aggregate number of common shares with respect to which awards may be granted under the 2016 Plan will be increased based on future issuances of common shares and units of the operating partnership, including issuances pursuant to the 2016 Plan, so that at any time the maximum number of shares that may be issued under the 2016 Plan shall equal 12.5% of the aggregate number of common shares and units of the operating partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company). There were 2,086,655 shares available for grant under the 2016 Plan at June 30, 2024. The plan expired on March 23, 2026.

The Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation in the three- or six-month periods ended June 30, 2024 or 2023.

Options. The Company has a single option award outstanding for 667 shares of our Common Stock for $33.75. This award is fully vested and remains effective until 90 days after the term ends of the individual trustee. The awards have no intrinsic value as they were out-of-the-money at June 30, 2024. No compensation expense was recognized for these awards in the three- or six-month periods ended June 30, 2024 or 2023 as the awards became fully vested in previous years.

6.	Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended June 30, 2024 and 2023 was 0% and (15)%, respectively. Our effective tax rate for the six months ended June 30, 2024 and 2023 was (68)% and (20)%, respectively. In 2024, we placed a 100% valuation allowance against our net deferred tax assets because of the deconsolidation of our operating subsidiaries. The primary difference from the federal statutory rate of 21% in the 2023 period is related to state taxes and permanent differences for non-deductible expenses. The primary difference from the federal statutory rate of 21% in the 2024 period is related to a valuation allowance recognized in 2024 against our net deferred tax assets.

7.	Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023

Numerator:
Income (loss) from continuing operations	$(68)	$177	$224	$8
Add: After tax effect of convertible notes interest	4	4	8	12
Income (loss) from continuing operations attributable to Common Stockholders	(64)	181	232	20

Income (loss) from discontinued operations, net of income taxes	-	(1,121)	81	(1,677)
Less: Noncontrolling interest in subsidiary	-	949	(66)	1,420
Income (loss) from discontinued operations attributable to Common Stockholders	-	(172)	15	(257)

Net earnings (loss) attributable for dilutive securities	$(64)	$9	$247	$(237)

Denominator:
Weighted average number of common shares - basic	493,968	493,968	493,968	493,968
Dilutive effect of:
Shares issuable upon conversion of convertible notes payable	254,391	254,391	254,391	254,391
Shares issuable upon conversion of 95,226 Class A Preferred Shares	4,380	4,380	4,380	4,380
Shares issuable upon conversion of 231,944 Class C Preferred Shares	2,319,440	2,319,440	2,319,440	2,319,440
Weighted average number of common shares - dilutive	3,072,179	3,072,179	3,072,179	3,072,179

Income (loss) from continuing operations:
Basic	$(0.13)	$0.37	$0.47	$0.04
Diluted	$(0.13)	$0.06	$0.08	$0.01
Income (loss) from discontinued operations:
Basic	$-	$(0.35)	$0.03	$(0.52)
Diluted	$-	$(0.35)	$0.00	$(0.52)
Earnings (loss) per share:
Basic	$(0.13)	$0.02	$0.50	$(0.48)
Diluted	$(0.13)	$0.00	$0.08	$(0.48)

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

We recorded reimbursements from Pillarstone OP totaling $18 thousand and $559 thousand in the six months ended June 30, 2024 and 2023, respectively, for operating and administrative expenses incurred. Whitestone has notified us that they will contest some or all of these reimbursements. Whitestone’s claims were settled pursuant to the settlement agreement described in Note 9.

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. As of June 30, 2024, the amount due Whitestone OP for these expenditures, if any, had not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account. Whitestone’s claims were settled pursuant to the settlement agreement described in Part II, Item 1, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

Summary. The following table presents the revenue and expenses with related parties included in our consolidated statement of operations (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2024	2023	2024	2023
Interest expense on convertible notes to active trustees	Interest expense, net	(3)	(5)	(7)	(10)

Receivables due from and payables due to related parties consisted of the following (in thousands):

	Location of Receivable (Payable)	June 30, 2024	December 31, 2023
Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	$4,050	$1,232
Payable due to related party	Payable due to related party	(22)	-
Convertible notes payable	Convertible notes payable - related parties	(150)	(150)
Accrued interest on convertible notes	Accrued interest payable	(129)	(122)

9	Commitments and Contingencies

We are party to lawsuits and bankruptcy filings discussed in detail below. This litigation has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations following the period covered by this report. Moreover, the results of these proceedings are difficult to predict.

As of June 30, 2024, the Company believes that the allegations in these lawsuits are without merit and intends to continue to vigorously defend against them. However, the outcomes of these lawsuits, including the timing of the final disposition of the lawsuits, are unpredictable. It is reasonably possible that these lawsuits could result in large monetary awards, especially if compensatory and/or punitive damages are awarded. Such damages may include a partial or complete loss of the value of the Company’s interest in Pillarstone OP. Management, with the consultation of the Company’s legal counsel, is not able to conclude whether these lawsuits will be resolved without a material adverse effect on our financial position, earnings, or cash flows.

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

Overview

We are a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. As of June 30, 2024, we owned approximately 18.6% of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) and serve as its general partner. Substantially all of our operations and activities were conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. As of June 30, 2024, Pillarstone OP owned two office buildings in the Dallas metropolitan area and six office/warehouse and retail locations in the Houston metropolitan area having approximately 927 thousand square feet of gross leasable area.

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

Comparison of the Three Months Ended June 30, 2024 and 2023

The following provides a comparison of our results of operations (dollars in thousands):

	Three Months Ended June 30,
	2024 (1, 2)	2023 (1)
Total revenues	$-	$-
Total operating expenses	63	(214)
Total other expenses (income)	5	5
Provision for income tax expense (benefit)	-	32
Income (loss) from continuing operations	(68)	177
Income (loss) from discontinued operations, net of income taxes	-	(1,121)
Net income (loss)	(68)	(944)
Less: Non-controlling interest in subsidiary	-	(949)
Net income (loss) available to Common Shareholders	$(68)	$5

(1) Excludes Whitestone Uptown Tower, LLC which was deconsolidated in December 2023 and presented as discontinued operations for periods before its deconsolidation.

(2) Excludes Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries which were deconsolidated in March 2024 and presented as discontinued operations for periods before their deconsolidation.

Revenues. We had no revenues from continuing operations for the three months ended June 30, 2024 and 2023. All of our revenue producing activities were conducted in subsidiaries which have been deconsolidated because of their bankruptcy filings.

Expenses. Our operating expenses were $63 thousand for the three months ended June 30, 2024 compared to $(214) thousand for the same period of 2023. In the three months ended June 30, 2023, we recorded reimbursements from Pillarstone OP totaling $380 thousand for operating and administrative expenses. We receive these reimbursements at the time we expend cash for allowable expenses. In the same period of 2024, we recorded reimbursements totaling $8 thousand.

Our effective tax rate for the three months ended June 30, 2024 and 2023 was 0% and (15)%, respectively. The primary difference from the federal statutory rate of 21% in the 2023 period is related to state taxes and permanent differences for non-deductible expenses. The primary difference from the federal statutory rate of 21% in the 2024 period is related to a valuation allowance recognized in 2024 against our net deferred tax assets.

Loss from Discontinued Operations. The financial condition and results of operations of our subsidiaries are presented as discontinued operations in our consolidated financial statements for periods presented before their deconsolidation. The loss on discontinued operations was $1.1 million for the three months ended June 30, 2023. For the same period of 2024, we reported no income from discontinued operations.

Noncontrolling interest in subsidiary represents the share earnings of Pillarstone OP allocable to holders of partnership interests other than us.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following provides a comparison of our results of operations (dollars in thousands):

	Six Months Ended June 30,
	2024 (1, 2)	2023 (1)
Total revenues	$-	$-
Total operating expenses	144	(20)
Total other expenses (income)	(854)	10
Provision for income tax expense (benefit)	486	2
Income (loss) from continuing operations	224	8
Income (loss) from discontinued operations, net of income taxes	81	(1,677)
Net income (loss)	305	(1,669)
Less: Non-controlling interest in subsidiary	66	(1,420)
Net income (loss) available to Common Shareholders	$239	$(249)

(1) Excludes Whitestone Uptown Tower, LLC which was deconsolidated in December 2023 and presented as discontinued operations for periods before its deconsolidation.

(2) Excludes Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries which were deconsolidated in March 2024 and presented as discontinued operations for periods before their deconsolidation.

Revenues. We had no revenues from continuing operations for the six months ended June 30, 2024 and 2023. All of our revenue producing activities were conducted in subsidiaries which have been deconsolidated because of their bankruptcy filings.

Expenses. Our operating expenses were $144 thousand for the six months ended June 30, 2024 compared to $(20) thousand for the same period of 2023. In the six months ended June 30, 2023, we recorded reimbursements from Pillarstone OP totaling $380 thousand for operating and administrative expenses. We receive these reimbursements at the time we expend cash for allowable expenses. In the same period of 2024, we recorded reimbursements totaling $18 thousand.

Other income for 2024 principally includes a gain of $854 thousand on the deconsolidation of Pillarstone OP and its subsidiaries. At June 30, 2024, we reported a receivable from Pillarstone OP totaling $4.0 million in our consolidated balance sheet.

Our effective tax rate for the six months ended June 30, 2024 and 2023 was (68)% and (20)%, respectively. The primary difference from the federal statutory rate of 21% in the 2023 period is related to state taxes and permanent differences for non-deductible expenses. The primary difference from the federal statutory rate of 21% in the 2024 period is related to a valuation allowance recognized in 2024 against our net deferred tax assets.

Loss from Discontinued Operations. The financial condition and results of operations of our subsidiaries are presented as discontinued operations in our consolidated financial statements for periods presented before their deconsolidation. The loss on discontinued operations was $1.7 million for the six months ended June 30, 2023. For the same period of 2024, we reported income from discontinued operations of $81 thousand.

Noncontrolling interest in subsidiary represents the share earnings of Pillarstone OP allocable to holders of partnership interests other than us.

Liquidity and Capital Resources

As of June 30, 2024, our unrestricted cash resources were $150 thousand.

Significant sources and uses of cash during the six months ended June 30, 2024.

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

We determined that Whitestone, under the property management agreements in effect until August 2022, was not making appropriate reimbursement of the General Partner’s operating and administrative expenses from Pillarstone OP. During the first quarter of 2022, we recorded $1.8 million as reimbursement of expenses for the years ended 2017 through 2021. We recorded reimbursements from Pillarstone OP totaling $1.1 million in 2022 for operating and administrative expenses incurred in 2022. We recorded reimbursements from Pillarstone OP totaling $576 thousand in 2023 for operating and administrative expenses incurred in 2023. We recorded reimbursements from Pillarstone OP totaling $18 thousand and $559 thousand in the six months ended June 30, 2024 and 2023, respectively, for operating and administrative expenses incurred.

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. As of June 30, 2024, the amount due Whitestone OP for these expenditures, if any, had not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account. Whitestone’s claims were settled pursuant to the settlement agreement described in Part II, Item 1, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

Indebtedness. The Company’s indebtedness at June 30, 2024 is presented in Part I, Item 1, “Financial Statements – Note 3 – Convertible Notes Payable”.

Indebtedness owed by Whitestone Uptown Tower, LLC under its mortgage loan for the Uptown Tower property totaled $1.5 million at June 30, 2024. This indebtedness is no longer presented in our consolidated balance sheet since Whitestone Uptown Tower, LLC was deconsolidated on December 1, 2023, the date of its filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company was not a co-borrower, guarantor or otherwise responsible for this indebtedness.

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

In addition to the mortgage loan, we had approximately $198,000 of convertible notes payable and corresponding accrued interest of approximately $170,000 as of June 30, 2024. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. We repaid the convertible notes in January 2026.

Long Term Liquidity and Operating Strategies.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $24.6 million as of June 30, 2024 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

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

Interest Rates and Inflation

We were not significantly affected by rising interest rates during the periods presented in this report due primarily to having 100% of our debt with a fixed rate as of June 30, 2024. Any new indebtedness may be at higher rates than the 10% base rate of interest under our convertible note agreements. If we are not able to incur indebtedness on favorable terms to us, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

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

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were not effective as of June 30, 2024.

Management’s Report on Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements, management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Management has concluded that, based on applying the COSO criteria, as of June 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Our efforts to internalize management, establish new accounting and financial reporting processes and implement new systems have resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following individuals loaned the following face amounts that accrue interest at 10% per annum, which can be converted into common shares of Pillarstone Capital as of June 30, 2024, as follows:

Trustee	Face Amount	Accrued Interest	Convertible into common shares
Dennis H. Chookaszian	$28,888	$24,900	40,410
Daniel G. DeVos	$47,780	$41,182	66,838
Paul T. Lambert	$51,112	$44,054	71,500
James C. Mastandrea	$52,224	$45,012	73,055
John J. Dee	$17,776	$15,322	24,869
Totals	$197,780	$170,470	276,672

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

101

The following financial information of the Registrant for the period ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (unaudited), (iii) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and 2023 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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