Form 10-K
period 2024-12-31
PILLARSTONE CAPITAL REIT
filed 2026-08-13
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common shares held by non-affiliates of the registrant as of June 30, 2026 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $4,609 based on the closing price of $0.0154 per common share on the Pink Market of the OTC Markets Group on March 23, 2026, the last date before June 30, 2026 for which a trading price was reported on the Expert Market of the OTC Markets Group.

As of July 27, 2026, the Registrant had issued 695,214 common shares of beneficial interest and had 657,084 shares outstanding after deducting 38,130 shares held in treasury.

PILLARSTONE CAPITAL REIT

FORM 10-K

Year Ended December 31, 2024

Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Pillarstone Capital REIT and its subsidiaries, including subsidiaries deconsolidated from our consolidated financial statements.

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

PART I

Item 1. Business.

Company Overview

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust (“REIT”) engaged in investing in, owning and operating commercial properties. As of December 31, 2024, the Company, through the limited partnership of which the Company is general partner, owned five properties in Houston, Texas and one property in Dallas, Texas. Future real estate investments may include (i) acquisition and development of retail, office, office warehouse, industrial, multifamily, hotel, and other commercial properties, (ii) acquisition of or merger with a REIT or a real estate operating company and (iii) joint venture investments. Excess funds can be invested in cash equivalents depending on market conditions.

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

As a result of the Contribution Agreement, Whitestone OP owned approximately 81.4% and Pillarstone owned approximately 18.6% of the outstanding equity in Pillarstone OP, which was fully consolidated in Pillarstone's financial statements until its bankruptcy filing on March 4, 2024.

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

In October 2024, we sold our 9101 LBJ Freeway property for a purchase price of $5,753,000, or approximately $5.1 million after deductions, closing costs and commissions.

In October 2024, we sold our Interstate 10 Warehouse property for a purchase price of $8,400,000, or approximately $8.1 million after deductions, closing costs and commissions.

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

Employees

As of December 31, 2024, we had nine employees, other than our three executive officers.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements included in this report, we have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $24.8 million as of December 31, 2024 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

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

Management concluded that as of December 31, 2024 and continuing to the date of the filing of this report, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

During the period covered by this report, our subsidiaries derived most of their income from rent received from their tenants. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when tenants decide not to renew their leases, renew for less space or terminate early, the property owning subsidiary may not be able to re-lease the space or there could be a substantial delay in re-leasing the space. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms. As a result, our cash flows, results of operations and financial condition could be adversely affected.

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

Our ability to collect rent from tenants may affect our subsidiaries’ ability to pay for adequate maintenance, insurance, and other operating costs, including real estate taxes. Also, the expense of owning and operating a property is not necessarily proportionally reduced when circumstances such as reduced occupancy or other market factors cause a reduction in income from the property. If a property is mortgaged and the property owner is unable to meet the mortgage payments, the lender could foreclose on the mortgage and take title to the property. In addition, interest rates, financing availability, law changes, and governmental regulations (including those governing usage, zoning, and taxes) may adversely affect our financial condition and results of operations.

We face risks associated with our property development.

We are considering our strategic plans following the outcome of the bankruptcy cases, which may include developing properties where we believe market conditions warrant such investment. Once made, our investments may not produce results in accordance with our expectations. Risks associated with our current and future development and construction activities include:

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

We are considering our strategic plans following the outcome of the bankruptcy cases, which may include the acquisition of portfolios of properties. Our acquisition activities and their success are subject to the following risks:

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

During the period covered by this report, we, through our subsidiaries, owned and operated our Real Estate Assets. We may be adversely affected by general economic conditions and local real estate conditions. For example, an oversupply of commercial properties in a local area or a decline in the attractiveness of our Real Estate Assets to tenants would have a negative effect on us. Factors that may adversely affect the economic performance and value of our Real Estate Assets include, among other things:

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

Inflation in the United States accelerated rapidly in 2023 and 2024. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any fiscal or other policy interventions by the U.S. government in reaction to such events, could negatively impact our tenants’ businesses or our results of operations. We believe we lost tenants due to inflationary pressures on their businesses in 2023 and 2024. Many of our leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, although a limited number of tenants have capped the amount of these operating expenses they are responsible for under their lease. As a result, we believe that most of our leases mitigate our exposure to increases in costs and operating expenses resulting from inflation. However, there can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. In addition, while most of our leases provide for scheduled rent increases, high levels of inflation could outpace these increases. As a result, our business, financial condition, results of operations, cash flows, and liquidity could be adversely affected over time. There is no guarantee that we will be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, remain unknown at this time.

Additionally, inflationary pricing had and may continue to have a negative effect on the construction costs for repairs and improvements and any development projects we may undertake, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. For example, we experienced higher tenant improvement costs during 2024.

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

At December 31, 2024, we owned six Real Estate Assets, including the Uptown Tower property. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards or our properties could be shut down by enforcement officials. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

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

Our trustees beneficially own approximately 54.5% of our common shares and approximately 44.6% of our total common shares and preferred shares, on an as-converted basis, as of July 27, 2026. As a result, these persons may be able to exercise significant influence over the outcome of shareholder votes, including votes concerning the election of trustees, the adoption or amendment of provisions in our declaration of trust or bylaws and the approval of mergers and other significant corporate transactions.

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

Item 2. Properties.

General Physical and Economic Attributes

As of December 31, 2024, Pillarstone OP owned and managed six Real Estate Assets in the Dallas and Houston areas comprised of approximately 0.6 million square feet of gross leasable area. Following the period covered by this report, we sold the remainder of our Real Estate Assets pursuant to our plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower, LLC plan of reorganization.

In October 2024, we sold 9101 LBJ Freeway for a purchase price of $5,753,000, or approximately $5.1 million after deductions, closing costs and commissions.

In October 2024, we sold Interstate 10 Warehouse for a purchase price of $8,400,000, or approximately $8.1 million after deductions, closing costs and commissions.

As of December 31, 2024, Pillarstone OP owned and managed six Real Estate Assets in the Dallas and Houston areas comprised of approximately 0.6 million square feet of gross leasable area. Following the period covered by this report, we sold the remainder of our Real Estate Assets pursuant to our plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower, LLC plan of reorganization.

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

The number of holders of record of our common shares was 97 as of March 31, 2026, and we estimate we have approximately 250 beneficial holders of common shares as of that date. As of July 27, 2026, we had 657,084 common shares of beneficial interest outstanding.

The following table sets forth the quarterly high and low sale prices per share of our common shares for the years ended December 31, 2024 and 2023 as reported on the Expert Market, where the common shares were quoted as of those dates. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

For the Year Ended December 31, 2024	High	Low

First Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02

For the Year Ended December 31, 2023	High	Low

First Quarter	$1.43	$0.90
Second Quarter	$0.90	$0.90
Third Quarter	$0.90	$0.90
Fourth Quarter	$0.90	$0.02

On July 27, 2026, the date of the most recent unsolicited customer offer shown on the Expert Market, the offer price for our common shares was $0.05 per share.

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities in 2024.

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

Overview

We are a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. As of December 31, 2023, we owned approximately 18.6% of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) and serve as its general partner. Substantially all of our operations and activities are conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. As of December 31, 2024, Pillarstone OP owned one office building in the Dallas metropolitan area and five office/warehouse and retail locations in the Houston metropolitan area having approximately 650 thousand square feet of gross leasable area.

Following the period covered by this report, we sold the remainder of our Real Estate Assets described below pursuant to the plan of liquidation in the jointly administered bankruptcy cases for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower, and the plan of reorganization in the separate bankruptcy case for our Whitestone Uptown Tower, LLC subsidiary. We are considering our strategic plans following the outcome of the bankruptcy cases.

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

Following the period covered by this report, we sold the remainder of our Real Estate Assets. We are considering our strategic plans following the outcome of the proceedings in the bankruptcy cases.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Comparison of the Years Ended December 31, 2024 and 2023

The following provides a comparison of our results of operations (dollars in thousands):

	Year Ended December 31,
	2024 (1, 2)	2023 (1)
Total revenues	$-	$-
Total operating expenses	288	203
Total other expenses (income)	(844)	20
Provision for income tax expense (benefit)	486	(33)
Income (loss) from continuing operations	70	(190)
Income (loss) from discontinued operations, net of income taxes	81	(3,432)
Net income (loss)	151	(3,622)
Less: Non-controlling interest in subsidiary	66	(3,292)
Net loss available to Common Shareholders	$85	$(330)

(1) Excludes the Uptown Tower property. Whitestone Uptown Tower, LLC, Pillarstone OP’s subsidiary which owned the Uptown Tower property, was deconsolidated in December 2023 and is presented as discontinued operations for periods before its deconsolidation.

(2)Excludes Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, which were deconsolidated in March 2024 and are presented as discontinued operations for periods before their deconsolidation.

Revenues. We had no revenues for the years ended December 31, 2024 and 2023. All of our revenue producing activities were conducted in subsidiaries which have been deconsolidated because of their bankruptcy filings.

Expenses. Our operating expenses were $288 thousand for the year ended December 31, 2024 compared to $203 thousand for 2023, an increase of $85 thousand, or 42%. The increase was primarily due to higher professional fees between periods.

Other income for 2024 principally includes a gain of $864 thousand on the deconsolidation of Pillarstone OP and its subsidiaries. At December 31, 2024, we reported a receivable from Pillarstone OP totaling $4.0 million in our consolidated balance sheet.

Our effective tax rate for the years ended December 31, 2024 and 2023 was (87%) and (15)%, respectively. The primary difference from the federal statutory rate of 21% in the 2023 period is related to state taxes and permanent differences for non-deductible expenses. The primary difference from the federal statutory rate of 21% in the 2024 period is related to a valuation allowance recognized in 2024 against our net deferred tax assets.

Loss from Discontinued Operations. The financial condition and results of operations of our subsidiaries are presented as discontinued operations in our consolidated financial statements for periods presented before their deconsolidation. The loss on discontinued operations was $4.0 million for 2023. For 2024, we reported income from discontinued operations of $81 thousand. The 2024 period includes operating results for only three months before the last deconsolidation.

Noncontrolling interest in subsidiary represents the share of earnings of Pillarstone OP allocable to holders of partnership interests other than us.

Liquidity and Capital Resources

As of December 31, 2024, our unrestricted cash resources were $146 thousand.

Significant sources and uses of cash from continuing operations during 2024.

● We expended $7 thousand for operating activities from continuing operations.

●         Cash from discontinued operation activities was $63 thousand.

●         Capital expenditures for discontinued operations were $55 thousand, principally for tenant improvements and other health and safety needs at our properties.

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

These reimbursement provisions have provided us with critical sources of cash and liquidity to maintain our operations. Following Whitestone’s abrupt termination of managerial services to Pillarstone OP, we have incurred significant costs to internalize management and to select and implement an enterprise-wide system of our own. We have also incurred substantial legal costs in our litigation with Whitestone. We recorded reimbursements from Pillarstone OP totaling $229 thousand and $576 thousand in the years ended December 31, 2024 and 2023, respectively, for operating and administrative expenses incurred. Whitestone notified us that they will contest some or all of these reimbursements. Whitestone’s claims were settled pursuant to the settlement agreement described in Part I, Item 3, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

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

Indebtedness. The Company’s indebtedness at December 31, 2024 is presented in Item 8, “Financial Statements – Note 3 – Convertible Notes Payable”.

Indebtedness owed by Whitestone Uptown Tower, LLC under its mortgage loan for the Uptown Tower property totaled $1.6 million at December 31, 2024. This indebtedness is no longer presented in our consolidated balance sheet since Whitestone Uptown Tower, LLC was deconsolidated on December 1, 2023, the date of its filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company was not a co-borrower, guarantor or otherwise responsible for this indebtedness.

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

In addition to the mortgage loan, we had approximately $198,000 of convertible notes payable and corresponding accrued interest of approximately $180,000 as of December 31, 2024. The convertible notes payable can be converted by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into Common Shares at $1.331 per Common Share. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. We repaid the convertible notes in January 2026.

Long Term Liquidity and Operating Strategies.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $24.8 million as of December 31, 2024 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

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

We were dependent on cash generated by our ownership of the Real Estate Assets to meet our liquidity needs. During 2024, we sold two of our Real Estate Assets. Following the period covered by this report, we sold the remainder of our Real Estate Assets pursuant to the plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower plan of reorganization. Our debts have been repaid from the proceeds from the sales of our Real Estate Assets, including those of unsecured creditors subject to the Chapter 11 bankruptcy filings, which were repaid in December 2025 and January 2026.

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

Interest Rates and Inflation

We were not significantly affected by rising interest rates during the periods presented in this report due primarily to having 100% of our debt with a fixed rate as of December 31, 2024. Any new indebtedness may be at higher rates than the 10% base rate of interest under our convertible note agreements. If we are not able to incur indebtedness on favorable terms to us, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

We are the General Partner of Pillarstone OP with no operations of our own and conduct all of our business through Pillarstone OP and its subsidiaries. We are wholly dependent on distributions and expense reimbursements from Pillarstone OP. The ability of Pillarstone OP to make any distributions and reimburse our expenses are subject to, among other things, the operations of our subsidiaries, the plan of liquidation in the jointly administered bankruptcy cases, the plan of reorganization in the Uptown Tower bankruptcy case and the rulings of the court in the bankruptcy cases and the litigation described in Part I, Item 3 “Legal Proceedings.”

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

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

In connection with the preparation of our annual consolidated financial statements, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Management has concluded that, based on applying the COSO criteria, as of December 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Our efforts to internalize management, establish new accounting and financial reporting processes and implement new systems have resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance.

Trustees and Executive Officers

Our Board currently consists of five members and is divided into three classes, each consisting of two trustees, and each class serves for a three-year term.

The following table sets forth information for our current trustees and executive officers:

Name(1)	Age	Position	Trustee Class Designation	Trustee Term Expiration(2)
Bradford D. Johnson	67	President, Chief Executive Officer and Trustee	Class I	2025
James C. Mastandrea	82	Chairman of Board of Trustees	Class I	2025
John J. Dee	75	Trustee	Class II	2024
Dennis H. Chookaszian	82	Trustee	Class III	2023
Kathy M. Jassem	80	Trustee	Class III	2023
Daniel P. Kovacevic	66	Chief Financial Officer	-	-
William J. Carter	79	Chief Operating Officer	-	-

(1)	Paul T. Lambert served as a Class II trustee from November 1998 until his death in November 2024.

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

Class I Trustees:

James C. Mastandrea has been our Chairman since 2003 and served as our President and Chief Executive Officer from 2003 until July 2022. Mr. Mastandrea has over 40 years of experience in the real estate industry and 23 years serving in high level positions of publicly traded companies. From 2006 until January 2022, he served as the President, Chief Executive Officer and Chairman of the Board of Trustees of Whitestone REIT (NYSE), then a publicly traded REIT focused on Community Centered Properties™. In addition, since 1978, Mr. Mastandrea has served as the Chief Executive Officer/Founder of MDC Realty Corporation, a privately held residential and commercial real estate development company. From 1994 to 1998, Mr. Mastandrea served as Chairman and Chief Executive Officer of First Union Real Estate Investments (NYSE), a publicly traded real estate investment trust. Mr. Mastandrea also served in the U.S. Army from 1964 to 1966. In 2017, Mr. Mastandrea was recognized with the EY Entrepreneur of the Year Award for the Gulf Coast Texas Region in the Transformational CEO category. He regularly lectures to MBA students at the University of Chicago, has instructed as an Adjunct Professor in the MBA program at Rice University’s Jones Graduate School of Business in Houston, Texas, and has presented to institutional investors in the U.S. and Europe. Mr. Mastandrea’s significant experience in the commercial and residential real estate business, capital markets, and private and public companies as a real estate expert allows him to provide insight into various aspects of the economy and commercial real estate, which is of significant value to our Board.

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

Class II Trustees:

John J. Dee served as our Senior Vice President, Chief Financial Officer, Secretary, and trustee from 2003 to July 2022, and continues his service to the Company as Secretary and trustee. From 2006 to February 2022, Mr. Dee was also Chief Operating Officer, Executive Vice President, and Corporate Secretary at Whitestone REIT (NYSE), then a publicly traded real estate investment trust (“REIT”) focused on Community Centered Properties™. Prior to Mr. Dee’s joining Pillarstone, from 2002 to 2003, he was Senior Vice President and Chief Financial Officer of MDC Realty Corporation, a privately held residential and commercial real estate development company. From 2000 to 2002, Mr. Dee was Director of Finance and Administration for a Cleveland, Ohio law firm. From 1978 to 2000, Mr. Dee held various management positions with First Union Real Estate Investments (NYSE), including Senior Vice President and Chief Accounting Officer from 1996 to 2000. Mr. Dee is licensed as a CPA (inactive status) in the State of Ohio. Mr. Dee has a significant number of years of experience with publicly listed real estate investment trusts and adds exceptional experience and skills to our management team and Board.

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

Additional Executive Officers

Daniel P. Kovacevic has been our Chief Financial Officer since July 2022. Mr. Kovacevic has more than 40 years of experience in commercial and residential real estate as a developer and financial executive for public and private REITs and corporations with operations in the retail, multi-family residential, and single-family sectors. Prior to joining Pillarstone, Mr. Kovacevic was VP of Whitestone REIT, responsible for leasing and management of 2.4 million retail square feet from December 2011 to February 2022. His previous roles include Chief Financial Officer and Principal with the Mitroff Companies, a suburban Chicago homebuilder and commercial real estate business; VP-Finance with Midwest Development Corporation, a Chicago based real estate developer; and staff accountant with Coopers and Lybrand, now part of Price Waterhouse Coopers. Mr. Kovacevic was President of Homebuilders Association of Greater Chicago in 2006 and currently is serving his third term on Town of Fountain Hills Planning and Zoning Commission, where he has served since 2019, including as Chairman since 2025. He is a Certified Public Accountant (inactive) and holds a Bachelor of Science, Civil Engineering from Northwestern University, McCormick School of Engineering and a Master of Management, Finance and Accounting degree from Northwestern University, Kellogg Graduate School of Management.

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

Our Board’s committee membership is as follows, with the “X” denoting the members of the respective committee:

Name(1)	Nominating Committee	Audit Committee	Management, Organization, and Compensation Committee
Non-Employee Trustees:
Dennis H. Chookaszian	X	Chairman
Kathy M. Jassem		X	Chairman

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

Audit Committee

We have a separately designated standing Audit Committee of the Board consisting of Mr. Chookaszian, who serves as Chairman and Ms. Jassem. Mr. Lambert served on the committee during the period covered by this report and until his death in November 2024. Mr. Chookaszian also serves as the audit committee financial expert, as defined by the SEC. Each member of the Audit Committee satisfies the independence standards and financial literacy requirements set forth under NYSE MKT listing standards and the applicable rules of the SEC. The Audit Committee is directly responsible for engaging and reviewing the performance of our independent public auditors, oversees our accounting and financial reporting processes, considers and approves the range of audit and non-audit fees, reviews the adequacy of our internal accounting controls and procedures and resolves disagreements between management and our independent public auditors. Mr. Chookaszian also serves as the audit committee financial expert, as defined by the SEC. Each member of the Audit Committee satisfies the independence standards and financial literacy requirements set forth under NYSE MKT listing standards and the applicable rules of the SEC. The Audit Committee is directly responsible for engaging and reviewing the performance of our independent public auditors, oversees our accounting and financial reporting processes, considers and approves the range of audit and non-audit fees, reviews the adequacy of our internal accounting controls and procedures and resolves disagreements between management and our independent public auditors.

Nominating Committee

Mr. Lambert served as Chairman of the Nominating Committee during the period covered by this report and until his death in November 2024, with Mr. Chookaszian as a member. The Nominating Committee is responsible for identifying individuals qualified to become trustees and for evaluating potential or suggested trustee nominees. In order for an individual to qualify for nomination or election as a trustee, an individual, at the time of nomination, must have substantial expertise, experience or relationships relevant to the real estate business, which may include:

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

The foregoing description of our advance notice provisions is a summary and is qualified in its entirety by reference to the full text of our Bylaws, filed as Exhibit 3.2 to this report.

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

Stock Trading Policies

Our Code of Conduct and Ethics provides that employees, officers and trustees may not buy or sell our shares when they are in possession of material, nonpublic information and are prohibited from passing on such information to others who might make an investment decision based on it. Employees, officers and trustees also may not trade in stocks of other companies about which they learn material, nonpublic information through the course of their employment or service. As a result of the small size of the company and our directors, officers and employees, we have not adopted a specific practice or policy regarding the ability of our employees (including officers) or directors, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities granted to the employee or director as part of the compensation of the employee or director or held, directly or indirectly, by the employee or director.

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

Summary Compensation Table

The following table sets forth the overall compensation earned by the named executive officers for the fiscal years ended December 31, 2024 and 2023 and each person who was a named executive officer during the year ended December 31, 2024.

Name and principal position(1)	Year ($)	Salary ($)	Bonus ($)	All other compensation ($)	Total ($)
Bradford D. Johnson	2024	-	-	-	-
President and Chief Executive Officer	2023	-	-	-	-

Daniel P. Kovacevic(1)	2024	135,000	-	-	135,000
Chief Financial Officer	2023	112,187	-	-	112,187

(1)	Mr. Kovacevic was appointed as Chief Financial Officer in July 2022. Beginning March 1, 2023, Mr. Kovacevic has received a salary of $135,000 per year for serving as Chief Financial Officer.

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

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2024 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plans Approved/Not Approved by Security Holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders

2016 Equity Plan(1)				2,338,569
Vested issued common shares				(251,915)

Available for grant at December 31, 2024				2,086,654

2004 Share Option Plan
Restricted common shares	5,333
Options for common shares	667	(2)	$33.75
	6,000			n/a

Equity compensation plans not approved by security holders
Common shares	6,667		$—

	6,667		$—	—

Total all plans – Common shares(1)	12,667			2,086,654

(1)	The 2016 Equity Plan terminated in March 2026, at which time the shares underlying the plan were no longer available for future issuance.
(2)	This option terminated in February 2025.

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

Accordingly, the trustee fees of $30,000 each were accrued in 2024 but not paid until 2026. The non-employee trustees earned, but were not paid, trustee fees as follows:

Name	Fees earned or paid in cash ($)		Total ($)
Dennis H. Chookaszian	$30,000.00		$30,000.00
John J. Dee	$33,251.21	(1)	$33,251.21
Kathy M. Jassem	$82,500.00	(2)	$82,500.00
Paul T. Lambert(3)	$27,500.00		$27,500.00
James C. Mastandrea	$30,000.00		$30,000.00

(1)

Prior to our bankruptcy filing in March 2024, we paid Mr. Dee $50,000 per year for service as a trustee and as our Secretary, and the amounts in the table reflect the fees for pre- and post-petition amounts for 2024.

(2)	Includes fees for serving on a special committee to review property sales.
(3)	Consists of fees earned in 2024 until Mr. Lambert’s death in November 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table includes certain information as of July 27, 2026 with respect to the beneficial ownership of our shares by: (i) each person known by us to own more than 5% in interest of the outstanding shares; (ii) each of the trustees; (iii) each of our executive officers; and (iv) all of the trustees and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

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

(3)

Percentages based on 256,636 Preferred A Shares outstanding as of July 27, 2026, which convert to 53,610 common shares as follows: 161,410 Preferred A Shares are each convertible into 0.305 common shares and 95,226 Preferred A Shares are each convertible into 0.046 common shares.

(4)	Percentages based on 231,944 Preferred C Shares outstanding as of July 27, 2026, which convert to 2,319,440 common shares. Each Preferred C Share is convertible into 10 common shares.
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

At December 31, 2024, Pillarstone OP owed interest payable of approximately $90 thousand to trustees, which does not include approximately $46.6 owed to the estate of Mr. Lambert, who served as our trustee until his death in November 2024 and $43 thousand owed to another former trustee.

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

In addition, Mr. Lambert, a trustee of the Company until his death in November 2024, also served as a trustee of Whitestone REIT until May 12, 2023.

In January 2022, Whitestone REIT terminated, purportedly with cause, Mr. Mastandrea from his position as Chief Executive Officer of Whitestone REIT. In February 2022, Mr. Mastandrea filed suit against Whitestone REIT and certain of its trustees and officers in the District Court of Harris County, Texas, alleging claims relating to the termination of his employment and seeking up to $25 million in damages and equitable relief. This lawsuit is ongoing at the time of this report. In addition, Mr. Mastandrea is involved in ongoing divorce proceedings with Christine Krombeen Mastandrea, who was Whitestone’s Executive Vice President of Corporate Strategy at the time of Mr. Mastandrea’s termination, and was appointed as Whitestone REIT’s Chief Operating Officer and President thereafter.

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

Issuance of Convertible Notes to Trustees

In November 2015, five trustees serving on the Board of Pillarstone Capital at that time loaned funds to us, each pursuant to a Convertible Note Purchase Agreement (the “Agreement”). Pursuant to an Assignment and Assumption Agreement dated as of March 29, 2019 by and between Dennis Chookaszian Revocable Trust (“Mr. Chookaszian”) and a former trustee, and a Stock Purchase Agreement dated as of March 29, 2019 by and between Mr. Chookaszian and the same former trustee, Mr. Chookaszian acquired the Agreement and assumed the rights under the Note. With respect to other former trustees, Mr. DeVos was a trustee in November 2015 but did not stand for re-election in 2019 and continued to own his note payable as shown in the schedule below, and Mr. Lambert was a trustee in November 2015 until his death in November 2024.

The following individuals loaned the following face amounts that accrue interest at 10% per annum, which can be converted into common shares of Pillarstone Capital as of December 31, 2024, as follows:

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

Holder	Amount
Dennis H. Chookaszian	$52,845.25
Daniel G. DeVos	$87,404.67
Estate of Paul T. Lambert	$93,499.95
James C. Mastandrea	$95,534.15
John J. Dee	$32,517.90

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees billed for professional services rendered to us by M&K CPAS, PLLC for the fiscal years ended December 31, 2024 and 2023:

Types of Services	Total Approximate Fees
	2024	2023
Audit Fees (1)	$67,500	$90,000
Audit-Related Fees		–
Tax Fees		–
All Other Fees		–
Total	$67,500	$90,000

(1)	Fees for audit services billed include audits, review of financial statements and reviews of required SEC filings.

Pre-Approval Policies and Procedures

Before the independent auditors are engaged by us to render audit or permissible non-audit services, the Audit Committee approves the engagement. The Audit Committee also reviews the scope of any audit and other assignments given to our auditors to assess whether such assignments would affect their independence. The Audit Committee approved the payment by us of all fees billed to us by our principal accountant firms in 2024 and 2023.

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

101

The following financial information of the Registrant for the years ended December 31, 2024 and 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

PILLARSTONE CAPITAL REIT

Date: August 13, 2026	By:	/s/ Bradford D. Johnson
Bradford D. Johnson, President and Chief Executive Officer
(Principal Executive Officer)

PILLARSTONE CAPITAL REIT

Date: August 13, 2026	By:	/s/ Daniel P. Kovacevic
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

Signature	Title	Date

/s/ Bradford D. Johnson Bradford D. Johnson	Trustee, President and Chief Executive Officer	August 13, 2026

/s/ Dennis H. Chookaszian Dennis H. Chookaszian	Trustee	August 13, 2026

/s/ John J. Dee John J. Dee	Trustee	August 13, 2026

/s/ Kathy M. Jassem Kathy M. Jassem	Trustee	August 13, 2026

/s/ James C. Mastandrea James C. Mastandrea	Trustee	August 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of Pillarstone Capital REIT.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pillarstone Capital REIT (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffers from a lack of operations and has an accumulated deficit, each of which are factors that raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these challenges are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern:

Due to factors such as lack of operations and having an accumulated deficit , the Company evaluated the need to include a going concern qualification in the financial statements. See discussion in Note 1.

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

August 13, 2026

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023

ASSETS (a)
Assets of discontinued operations	$-	$30,566
Cash and cash equivalents	146	145
Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	4,050	1,232
Prepaid expenses and other assets	-	549
Total assets	$4,196	$32,492

LIABILITIES AND EQUITY (b)
Liabilities:
Liabilities of discontinued operations	$-	$2,022
Accounts payable and accrued expenses	604	385
Payable due to related party	22	-
Convertible notes payable	198	198
Accrued interest payable	179	160
Total liabilities	1,003	2,765

Commitments and contingencies

Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2024 and 2023, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at December 31, 2024 and 2023, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at December 31, 2024 and 2023	7	7
Additional paid-in capital	28,755	28,755
Accumulated deficit	(24,773)	(24,858)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total Pillarstone Capital REIT shareholders' equity	3,193	3,108
Noncontrolling interest in subsidiary	-	26,619
Total equity	3,193	29,727
Total liabilities and equity	$4,196	$32,492

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets - Continued

(in thousands)

	December 31,
	2024	2023
	(unaudited)
(a) Assets of consolidated Variable Interest Entity included in the total assets above:
Assets of discontinued operations	$-	$30,566
Total assets	$-	$30,566

(b) Liabilities of consolidated Variable Interest Entity included in the total liabilities above:
Liabilities of discontinued operations	$-	$2,022
Total liabilities	$-	$2,022

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023

Revenues	$-	$-

Operating expenses
General and administrative	288	203
Total operating expenses	288	203

Other expenses (income)
Interest expense, net	20	20
Gain on deconsolidation of Pillarstone OP	(864)	-
Total other expenses (income)	(844)	20

Income (loss) before income taxes	556	(223)
Provision for income taxes	(486)	33

Income from continuing operations	70	(190)
Income (loss) from discontinued operations, net of income taxes	81	(3,432)

Net income (loss)	151	(3,622)
Less: Noncontrolling interest in subsidiary	66	(3,292)
Net income (loss) attributable to Common Shareholders	$85	$(330)

Income from continuing operations:
Basic	$0.17	$(0.35)
Diluted	$0.03	$(0.35)
Income (loss) from discontinued operations:
Basic	$0.03	$(0.28)
Diluted	$0.00	$(0.28)
Earnings (loss) per share:
Basic	$0.20	$(0.64)
Diluted	$0.03	$(0.64)

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$3	$2	$7	$28,493	$(23,442)	$(801)	$4,262	$33,529	$37,791
Deconsolidation of Whitestone Uptown LLC				262	(1,086)		(824)	(3,618)	(4,442)
Net income (loss)	-	-	-	-	(330)	-	(330)	(3,292)	(3,622)

Balance at December 31, 2023	3	2	7	28,755	(24,858)	(801)	3,108	26,619	29,727
Deconsolidation of Pillarstone OP				-	-		-	(26,685)	(26,685)
Net income	-	-	-	-	85	-	85	66	151

Balance at December 31, 2024	$3	$2	$7	$28,755	$(24,773)	$(801)	$3,193	$-	$3,193

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Income from continuing operations	$70	$(190)
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Gain on deconsolidation of Pillarstone OP	(864)	-
Deferred tax expense (benefit)	486	(113)
Changes in operating assets and liabilities:
Receivable due from related party	-	(283)
Prepaid expenses and other assets	63	(477)
Accounts payable and accrued expenses	238	121
Net cash from operating activities - continuing operations	(7)	(942)
Net cash from operating activities - discontinued operations	63	4,570
Net cash from operating activities	56	3,628

Cash flows from investing activities:
Net cash from investing activities - continuing operations	-	-
Net cash from investing activities - discontinued operations	(55)	(2,697)
Net cash from investing activities	(55)	(2,697)

Cash flows from financing activities:
Net cash from financing activities - continuing operations	-	-
Net cash from financing activities - discontinued operations	-	(810)
Net cash from financing activities	-	(810)

Net change in cash and cash equivalents	1	121
Cash and cash equivalents at beginning of period	145	24
Cash and cash equivalents at end of period	$146	$145

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$567
Cash paid for taxes	28	-
Non cash investing activities:
Disposal of fully depreciated real estate	-	158
Financed insurance premium	-	600

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

Liquidity and Financial Resources. On December 8, 2016, we and Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”), entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT, both of which were related parties to Pillarstone and Pillarstone OP. Pursuant to the terms of the Contribution Agreement, Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”) that owned 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries (the “Property”), for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately 18.6% valued at $4.1 million as of the date of the Contribution Agreement. As the general partner of Pillarstone OP, we had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions.

At December 31, 2024, Pillarstone OP owned one office building in the Dallas metropolitan area and five office/warehouse and retail locations in the Houston metropolitan area having approximately 650 thousand square feet of gross leasable area. Following the period covered by this report, we sold the remainder of our Real Estate Assets pursuant to the plans of liquidation and reorganization as part of bankruptcy filings made by Pillarstone and each of the entities we controlled (see Note 10).

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

Following the period covered by this report, we sold all of our Real Estate Assets pursuant to the plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower plan of reorganization (see Note 10).

In December 2025, we received $4.05 million as part of the settlement in the jointly administered bankruptcies of Pillarstone OP, Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC. We expect no further settlements related to Pillarstone OP and its subsidiaries in the jointly administered bankruptcy cases.

Going Concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. In addition to the events described above, we have incurred significant losses since the year ended December 31, 2020 and have an accumulated deficit of approximately $24.8 million as of December 31, 2024 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment. We review long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the asset, with the carrying cost of the asset. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. There was no impairment of our long-lived assets during the periods presented.

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

We file tax returns federally and in the state of Texas. Our returns for periods prior to 2022 are no longer subject to examination by tax authorities in these jurisdictions. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. If a tax position meets the “more likely than not” recognition criteria, accounting guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. We record income tax related interest and penalties, if any, as a component in the provision for income tax expense.

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

Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our convertible debt instrument, which consisted of a fixed rate secured note, approximated its carrying amounts due to the near-term maturity of the instrument.

Concentration of Risk. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts sometimes exceed the federally insured limits, although no losses have been incurred in connection with these deposits.

Recent accounting pronouncements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 require incremental disclosures related to a public entity’s reportable segments and increase the frequency with which most segment disclosures are made. Incremental disclosures required by the ASU include significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and included within the segment’s measure of profit or loss, the title and position of the CODM and an explanation how the CODM uses the reported measure of a segment’s profit or loss to assess performance and allocate resources, and the amount and composition of other segment items necessary to reconcile segment revenue, significant expenses, and the reported measure of profit or loss. The ASU also expands interim disclosure requirements such that nearly all annual quantitative segment disclosures will be made on an interim basis. Lastly, ASU 2023-07 requires that entities with a single reportable segment provide all segment disclosures that are not evident from the primary financial statements, including significant segment expenses, consistent with the approach used by management to evaluate performance, which affects the Company’s disclosures. We implemented ASU 2023-07 effective with the Company’s 2024 annual report, and included required disclosures herein.

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

The following is a summary of the major classes of line items constituting loss on discontinued operations shown in the consolidated statements of operations:

	Year Ended December 31,
	2024	2023
Revenues:
Rental	$851	$7,966
Transaction and other fees	1	21
Total revenues	852	7,987

Operating expenses:
Depreciation and amortization	142	1,679
Operating and maintenance	371	3,003
Real estate taxes	202	1,715
General and administrative	-	3,340
Management fees	56	1,391
Total operating expenses	771	11,128

Other expenses-
Interest expense, net	-	483
Loss on deconsolidation of Whitestone Uptown Tower LLC	-	377
Total other expenses	-	860

Income (loss) before income taxes	81	(4,001)
Provision for income taxes	-	569

Income (loss) from discontinued operations, net of income taxes	$81	$(3,432)

Significant accounting policies applicable to the discontinued operations include:

Revenue recognition. All leases on our properties were classified as noncancelable operating leases, and the related rental income was recognized on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were capitalized or charged, as applicable, to accrued rents and accounts receivable.

Real estate.  Land, buildings and improvements were recorded at cost. Expenditures related to the development of real estate are carried at cost. Depreciation was computed using the straight-line method over the estimated useful lives of 5 to 39 years for improvements and buildings. Tenant improvements were depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever was shorter.

Accrued Rents and Accounts Receivable. Included in accrued rent and accounts receivable were base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We reviewed the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property was located. We recognized an adjustment to rental revenue if we deem it probable that the receivable would not be collected.

Unamortized Lease Commissions and Deferred Legal Cost. Leasing commissions and deferred legal cost were amortized using the straight-line method over the terms of the related lease agreements. Costs allocated to in-place leases whose terms differed from market terms related to acquired properties are amortized over the remaining life of the respective leases.

3.	Convertible Notes Payable

On November 20, 2015, five trustees on our board of trustees, two of whom are no longer trustees, loaned $198 thousand to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. The convertible notes payable can be converted by the noteholders into common shares at the rate of $1.331 per common share at any time. At maturity or when the Company chooses to call the convertible notes payable, the noteholders have the option to receive cash plus accrued interest or convert the convertible notes payable into common shares at $1.331 per common share. Accrued interest on these related convertible notes was approximately $179 thousand as of December 31, 2024 and $160 thousand as of December 31, 2023. In January 2026, we repaid the convertible notes and accrued interest pursuant to our plan of liquidation and bankruptcy court proceedings.

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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted common shares:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2022	168,449	$11.44
Vested	-	-
Unvested at December 31, 2023	168,449	$11.44
Vested	-	-
Unvested at December 31, 2024	168,449	$11.44

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

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan ("2016 Plan"). The 2016 Plan provides that awards may be made in common shares of the Company or units in the Company’s operating partnership, which may be converted into common shares. Subject to adjustment as provided by the terms of the 2016 Plan, the maximum aggregate number of common shares with respect to which awards may be granted under the 2016 Plan will be increased based on future issuances of common shares and units of the operating partnership, including issuances pursuant to the 2016 Plan, so that at any time the maximum number of shares that may be issued under the 2016 Plan shall equal 12.5% of the aggregate number of common shares and units of the operating partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company). There were 2,086,655 shares available for grant under the 2016 Plan at December 31, 2024. The plan expired on March 23, 2026.

The Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation in the periods ended December 31, 2024 or 2023.

Options. The Company has a single option award outstanding for 667 shares of our Common Stock for $33.75. This award is fully vested and remains effective until 90 days after the term ends of the individual trustee. The awards have no intrinsic value as they were out-of-the-money at March 31, 2024. No compensation expense was recognized for these awards in the periods ended December 31, 2024 or 2023 as the awards became fully vested in previous years.

6.	Income Taxes

The (provision) benefit for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023
Federal:
Current	$-	$-
Deferred	(486)	33

State:
Current	-	-

Total (provision) benefit for income taxes	$(486)	$33

A reconciliation of the expected statutory federal tax and the total income tax expense from continuing operations was as follows:

	Year Ended December 31,
	2024	2023

Federal statutory rate	21%	-21%
Effect of:
Noncontrolling interest	0%	16%
Change in valuation allowance	-98%	0%
Other, net	-10%	-10%

Total income tax expense	-87%	-15%

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets and (liabilities):
Acquisition and organizational costs	$36	$41
Net operating losses	52	84
Depreciation and amortization	(96)	(71)
Accruals and other	472	432
Net deferred tax asset before valuation allowance	464	486
Valuation allowance	(464)	-
Net deferred tax asset	$-	$486

7.	Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023

Numerator:
Income from continuing operations	$70	$(190)
Add: After tax effect of convertible notes interest	16	16
Income from continuing operations attributable to Common Stockholders	86	(174)

Income (loss) from discontinued operations, net of income taxes	81	(3,432)
Less: Noncontrolling interest in subsidiary	(66)	3,292
Income (loss) from discontinued operations attributable to Common Stockholders	15	(140)

Net earnings (loss) attributable for dilutive securities	$101	$(314)

Denominator:
Weighted average number of common shares - basic	493,968	493,968
Dilutive effect of:
Shares issuable upon conversion of convertible notes payable	254,391	254,391
Shares issuable upon conversion of 95,226 Class A Preferred Shares	4,380	4,380
Shares issuable upon conversion of 231,944 Class C Preferred Shares	2,319,440	2,319,440
Weighted average number of common shares - dilutive	3,072,179	3,072,179

Income from continuing operations:
Basic	$0.17	$(0.35)
Diluted	$0.03	$(0.35)
Income (loss) from discontinued operations:
Basic	$0.03	$(0.28)
Diluted	$0.00	$(0.28)
Earnings (loss) per share:
Basic	$0.20	$(0.64)
Diluted	$0.03	$(0.64)

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

We recorded reimbursements from Pillarstone OP totaling $229 thousand and $576 thousand in the years ended December 31, 2024 and 2023, respectively, for operating and administrative expenses incurred. Whitestone has notified us that they will contest some or all of these reimbursements. Whitestone’s claims were settled pursuant to the settlement agreement described in Note 9.

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

Summary. The following table presents the revenue and expenses with related parties included in our consolidated statement of operations (in thousands):

		Year Ended December 31,
	Location of Revenue (Expense)	2024	2023
Interest expense on convertible notes to active trustees	Interest expense, net	(19)	(20)

Receivables due from and payables due to related parties consisted of the following (in thousands):

	Location of Receivable (Payable)	December 31, 2024	December 31, 2023
Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	$4,050	$1,232
Payable due to related party	Payable due to related party	(22)	-
Convertible notes payable	Convertible notes payable - related parties	(150)	(150)
Accrued interest on convertible notes	Accrued interest payable	(141)	(122)

9.	Commitments and Contingencies

We are party to lawsuits and bankruptcy filings discussed in detail below. This litigation has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations following the period covered by this report. Moreover, the results of these proceedings are difficult to predict.

As of December 31, 2024, the Company believes that the allegations in these lawsuits are without merit and intends to continue to vigorously defend against them. However, the outcomes of these lawsuits, including the timing of the final disposition of the lawsuits, are unpredictable. It is reasonably possible that these lawsuits could result in large monetary awards, especially if compensatory and/or punitive damages are awarded. Such damages may include a partial or complete loss of the value of the Company’s interest in Pillarstone OP. Management, with the consultation of the Company’s legal counsel, is not able to conclude whether these lawsuits will be resolved without a material adverse effect on our financial position, earnings, or cash flows.

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

●	upon entry of the final order approving the motion to approve the settlement, the plan agent and Whitestone OP shall promptly move to dismiss with prejudice:

o	the adversary proceeding commenced by Pillarstone OP in the jointly administered bankruptcy cases;
o	the Houston litigation discussed in Part I, Item 3 “Legal Proceedings—Houston Case”; and
o	the Delaware litigation discussed in Part I, Item 3 “Legal Proceedings—Delaware Case”;

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

In January 2026, we repaid the convertible notes and accrued interest pursuant to our plan of liquidation and bankruptcy court proceedings.

* * * * *