Form 10-K/A
period 2024-12-31
PILLARSTONE CAPITAL REIT
filed 2026-09-03
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Pillarstone Capital REIT (the “registrant”) for the year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission on August 13, 2026 (the “Original Filing”).

The purpose of this Amendment is to amend Part IV, Item 15 of the Original Filing to include revised hyperlinks for certain of the exhibits listed in that item.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 are being filed as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as expressly described above and as set forth herein, this Amendment does not modify the Original Filing in any way, including, without limitation, to reflect events occurring after the date of, or update any of the disclosures included in, the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the registrant’s other filings with the SEC subsequent to the Original Filing.

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

24.1	Power of Attorney (included on the signature page as Exhibit 24.1 to the Original Filing and incorporated herein by reference)

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002

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

PILLARSTONE CAPITAL REIT

Date: September 3, 2026	By:	/s/ Bradford D. Johnson
Bradford D. Johnson, President and Chief Executive Officer
(Principal Executive Officer)

PILLARSTONE CAPITAL REIT

Date: September 3, 2026	By:	/s/ Daniel P. Kovacevic
Daniel P. Kovacevic, Chief Financial Officer
(Principal Finance and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradford D. Johnson Bradford D. Johnson	Trustee, President and Chief Executive Officer	September 3, 2026

/s/ * Dennis H. Chookaszian	Trustee	September 3, 2026

/s/ * John J. Dee	Trustee	September 3, 2026

/s/ * Kathy M. Jassem	Trustee	September 3, 2026

/s/ * James C. Mastandrea	Trustee	September 3, 2026

* By:         /s/ Bradford D. Johnson

   Bradford D. Johnson

   Attorney-in-fact