Form 10-Q
period 2025-03-31
PILLARSTONE CAPITAL REIT
filed 2026-10-07
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

                  Yes ☐        No ☒

The Registrant had issued 695,214 common shares of beneficial interest, par value $0.01 per share, and had 657,084 outstanding after deducting 38,130 shares held in treasury, as of October 1, 2026.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$146	$146
Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	4,050	4,050
Total assets	$4,196	$4,196

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$621	$604
Payable due to related party	22	22
Convertible notes payable	198	198
Accrued interest payable	185	179
Total liabilities	1,026	1,003

Commitments and contingencies

Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at March 31, 2025 and December 31, 2024, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at March 31, 2025 and December 31, 2024, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at March 31, 2025 and December 31, 2024	7	7
Additional paid-in capital	28,755	28,755
Accumulated deficit	(24,796)	(24,773)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total shareholders' equity	3,170	3,193
Total liabilities and shareholders' equity	$4,196	$4,196

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024

Revenues	$-	$-

Operating expenses
General and administrative	18	81
Total operating expenses	18	81

Other expenses (income)
Interest expense, net	5	5
Gain on deconsolidation of Pillarstone OP	-	(864)
Total other expenses (income)	5	(859)

Income (loss) before income taxes	(23)	778
Provision for income taxes	-	(486)

Income (loss) from continuing operations	(23)	292
Income from discontinued operations, net of income taxes	-	81

Net income (loss)	(23)	373
Less: Noncontrolling interest in subsidiary	-	66
Net income (loss) attributable to Common Shareholders	$(23)	$307

Income (loss) from continuing operations:
Basic	$(0.04)	$0.60
Diluted	$(0.04)	$0.10
Income from discontinued operations:
Basic	$-	$0.03
Diluted	$-	$0.00
Earnings (loss) per share:
Basic	$(0.04)	$0.63
Diluted	$(0.04)	$0.10

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$3	$2	$7	$28,755	$(24,773)	$(801)	$3,193	$-	$3,193
Net loss	-	-	-	-	(23)	-	(23)	-	(23)
Balance at March 31, 2025	$3	$2	$7	$28,755	$(24,796)	$(801)	$3,170	$-	$3,170

Balance at December 31, 2023	$3	$2	$7	$28,755	$(24,858)	$(801)	$3,108	$26,619	$29,727
Deconsolidation of Pillarstone OP	-	-	-	-	-	-	-	(26,685)	(26,685)
Net income	-	-	-	-	307	-	307	66	373
Balance at March 31, 2024	$3	$2	$7	$28,755	$(24,551)	$(801)	$3,415	$-	$3,415

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net income (loss) from continuing operations	$(23)	$292
Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities:
Gain on deconsolidation of Pillarstone OP	-	(864)
Deferred tax expense (benefit)	-	486
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	17
Accounts payable and accrued expenses	23	69
Net cash from operating activities - continuing operations	-	-
Net cash from operating activities - discontinued operations	-	63
Net cash from operating activities	-	63

Cash flows from investing activities:
Net cash from investing activities - continuing operations	-	-
Net cash from investing activities - discontinued operations	-	(55)
Net cash from investing activities	-	(55)

Cash flows from financing activities:
Net cash from financing activities - continuing operations	-	-
Net cash from financing activities - discontinued operations	-	-
Net cash from financing activities	-	-

Net change in cash and cash equivalents	-	8
Cash and cash equivalents at beginning of period	146	145
Cash and cash equivalents at end of period	$146	$153

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	-	-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Pillarstone Capital REIT

Notes to Unaudited Consolidated Financial Statements

(unaudited)

1.	Organization and Summary of Significant Accounting Policies

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties.

Liquidity and Financial Resources. On December 8, 2016, we and Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”), a limited partnership of which we are General Partner and owner of 18.6% of the OP Units during the period covered by these unaudited consolidated financial statements, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT, both of which were related parties to Pillarstone and Pillarstone OP. Pursuant to the terms of the Contribution Agreement, Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”) that owned 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries (the “Property”)), for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately 18.6% valued at $4.1 million as of the date of the Contribution Agreement. As the general partner of Pillarstone OP, we have had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions.

At March 31, 2025, Uptown Tower owned one office building in the Dallas metropolitan area and subsidiaries of Pillarstone OP owned four office/warehouse and retail locations in the Houston metropolitan area. Following the period covered by this report, these remaining Real Estate Assets were sold pursuant to the plan of liquidation in the bankruptcy case of us and our subsidiaries other than Uptown Tower and the plan of reorganization in the Uptown Tower bankruptcy case.

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

As a result of the Contribution Agreement, Whitestone OP acquired approximately 81.4% with Pillarstone owning approximately 18.6% of the outstanding equity in Pillarstone OP.

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

Going Concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. In addition to the events described above, we have incurred significant losses and have an accumulated deficit of approximately $24.8 million as of March 31, 2025 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets and statements of operations, comprehensive income, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

Segment reporting. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis, including consolidated net income (loss), to make operating decisions, assess financial performance, and allocate resources. Based on the information regularly reviewed by the CODM, the Company has determined that it operates in one operating and reportable segment. The measure of segment profit or loss regularly reviewed by the CODM is consolidated net income (loss), as reported in the accompanying consolidated statements of operations. The significant segment expense categories regularly provided to the CODM and included in the reported measure of segment profit or loss are general and administrative expenses and interest expense, each of which is presented as a separate line item in the accompanying consolidated statements of operations. All of the Company’s assets are located within the United States.

Recent accounting pronouncements. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require reporting entities to disclose annual income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes and to provide additional disaggregated information for individual jurisdictions that equal or exceed 5% of total income taxes paid, net of refunds. ASU 2023-09 also requires public business entities to disclose additional categories of information about federal, state, and foreign income taxes in their annual rate reconciliation table and provide more information about some categories if the quantitative threshold is met. The ASU will also require disclosure of amounts and percentages in the annual rate reconciliation table, rather than amounts or percentages, and will eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. We will adopt ASU 2023-09 starting with the Company’s 2025 annual financial statements and will be making prospective disclosures in those financial statements.

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

In the first quarter of 2024, we recognized a receivable of $4.05 million representing the estimated fair value of our interest in Pillarstone OP and its subsidiaries and an associated gain on deconsolidation of $864 thousand. In December 2025, we received $4.05 million as part of the settlement in the jointly administered bankruptcies of Pillarstone OP, Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC.

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

Pillarstone OP and its subsidiaries’ financial condition and results of operations for periods presented before its deconsolidation are presented as discontinued operations in our consolidated financial statements. The following is a summary of the major classes of line items constituting income from discontinued operations shown in the consolidated statements of operations:

Three Months Ended March 31, 2024

Revenues:
Rental	$851
Transaction and other fees	1
Total revenues	852

Operating expenses:
Depreciation and amortization	142
Operating and maintenance	371
Real estate taxes	202
Management fees	56
Total operating expenses	771

Income before income taxes	81
Provision for income taxes	-

Income from discontinued operations, net of income taxes	$81

3.	Convertible Notes Payable

On November 20, 2015, five trustees on our board of trustees, one of whom is no longer affiliated with the Company, loaned $198 thousand to the Company in exchange for convertible notes payable. The convertible notes payable accrued interest at 10% per annum and originally matured on November 20, 2018. The convertible notes payable were convertible by the noteholders into common shares at the rate of $1.331 per common share at any time. Accrued interest on these related convertible notes was approximately $185 thousand as of March 31, 2025 and $179 thousand as of December 31, 2024. In January 2026, we repaid the convertible notes including only interest accrued prior to the filing of the bankruptcy petition pursuant to our plan of liquidation and bankruptcy court proceedings.

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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted common shares:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2023	168,449	$11.44
Vested	-	-
Unvested at December 31, 2024	168,449	$11.44
Vested	-	-
Unvested at March 31, 2025	168,449	$11.44

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

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan ("2016 Plan"). The 2016 Plan provides that awards may be made in common shares of the Company or units in the Company’s operating partnership, which may be converted into common shares. Subject to adjustment as provided by the terms of the 2016 Plan, the maximum aggregate number of common shares with respect to which awards may be granted under the 2016 Plan will be increased based on future issuances of common shares and units of the operating partnership, including issuances pursuant to the 2016 Plan, so that at any time the maximum number of shares that may be issued under the 2016 Plan shall equal 12.5% of the aggregate number of common shares and units of the operating partnership issued and outstanding (other than treasury shares and/or units issued to or held by the Company). There were 2,086,654 shares available for grant under the 2016 Plan at March 31, 2025. The 2016 Plan expired on March 23, 2026.

The Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation in the three months ended March 31, 2025 or 2024.

Options. The Company had a single option award outstanding for 667 shares of our Common Stock for $33.75. This option terminated in February 2025.

6.	Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended March 31, 2025 and 2024 was 0% and 62%, respectively. In 2024, we recognized a 100% valuation allowance against our net deferred tax assets because of the deconsolidation of our remaining subsidiaries that had operations. The Company had no current tax obligations in 2025 and the valuation allowance remained in place.

7.	Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024

Numerator:
Income (loss) from continuing operations	$(23)	$292
Add: After tax effect of convertible notes interest	4	4
Income (loss) from continuing operations attributable to Common Stockholders	(19)	296
Income from discontinued operations, net of income taxes	-	81
Less: Noncontrolling interest in subsidiary	-	(66)
Income from discontinued operations attributable to Common Stockholders	-	15
Net earnings (loss) attributable for dilutive securities	$(19)	$311

Denominator:
Weighted average number of common shares - basic	493,968	493,968
Dilutive effect of:
Shares issuable upon conversion of convertible notes payable (1)	254,391	254,391
Shares issuable upon conversion of 95,226 Class A Preferred Shares (1)	4,380	4,380
Shares issuable upon conversion of 231,944 Class C Preferred Shares (1)	2,319,440	2,319,440
Weighted average number of common shares - potentially dilutive	493,968	3,072,179

Income (loss) from continuing operations:
Basic	$(0.04)	$0.60
Diluted	$(0.04)	$0.10
Income from discontinued operations:
Basic	$-	$0.03
Diluted	$-	$0.00
Earnings (loss) per share:
Basic	$(0.04)	$0.63
Diluted	$(0.04)	$0.10

(1)

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

Expense Reimbursements. Under its Amended and Restated Agreement of Limited Partnership, dated December 8, 2016, Pillarstone OP is responsible for all expenses relating to its organization, the ownership of its assets and its operations. It is also responsible for the administrative and operating costs and expenses incurred by us as General Partner of Pillarstone OP, including, without limitation, all expenses relating to the General Partner’s (i) continued existence and subsidiary operations, (ii) offerings and registration of securities, (iii) preparation and filing of any periodic or other reports and communications required under federal, state or local laws and regulations, (iv) compliance with laws, rules and regulations promulgated by any regulatory body, and (v) operating or administrative costs incurred in the ordinary course of business on behalf of the Partnership; provided, however, that such costs and expenses shall not include any administrative or operating costs of the General Partner attributable to assets owned by the General Partner directly and not through Pillarstone OP or the Subsidiaries.

Indemnification provisions within the Pillarstone OP Amended and Restated Agreement of Limited Partnership also provide for indemnification by Pillarstone OP of all losses, claims, damages, liabilities, joint or several, expenses (including, without limitation, attorneys fees and other legal fees and expenses), judgments, fines, settlements and other amounts, arising from or in connection with any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, relating to Pillarstone OP or the General Partner or the operation of, or the ownership of property in which an indemnitee may be involved, or is threatened to be involved, unless a court of competent jurisdiction establishes that indemnification is not permitted under the circumstances described in the Pillarstone OP Amended and Restated Agreement of Limited Partnership.

These reimbursement provisions have provided the Company with critical sources of cash and liquidity to maintain our operations. Following Whitestone’s abrupt termination of managerial services to Pillarstone OP, we have incurred significant costs to internalize management, and to select and implement an enterprise-wide system of our own. We have also incurred substantial legal costs in our litigation with Whitestone.

The Company has no assets, activities or operations other than those related to Pillarstone OP. Hence, all of our costs and expenses are reimbursable under the applicable provisions of the Amended and Restated Agreement of Limited Partnership. We recorded reimbursements from Pillarstone OP totaling $31 thousand and $10 thousand in the three months ended March 31, 2025 and 2024, respectively, for operating and administrative expenses incurred.

Summary. The following table presents the revenue and expenses with related parties included in our consolidated statement of operations (in thousands):

		Three Months Ended March 31,
	Location of Revenue (Expense)	2025	2024
Interest expense on convertible notes to active trustees (1)	Interest expense, net	(3)	(4)

(1)         Mr. Paul Lambert served as a trustee from November 1998 until his death in November 2024. He is no longer reported as a related party in 2025.

Receivables due from and payables due to related parties consisted of the following (in thousands):

	Location of Receivable (Payable)	March 31, 2025	December 31, 2024
Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	$4,050	$4,050
Payable due to related party	Payable due to related party	(22)	(22)
Convertible notes payable (1)	Convertible notes payable - related parties	(99)	(150)
Accrued interest on convertible notes (1)	Accrued interest payable	(93)	(141)

(1)         Mr. Paul Lambert served as a trustee from November 1998 until his death in November 2024. He is no longer reported as a related party in 2025.

9.	Commitments and Contingencies

Litigation. We are party to lawsuits and bankruptcy filings discussed in detail below. This litigation has been and is expected to continue to be expensive, lengthy, and disruptive to normal business operations following the period covered by this report. Moreover, the results of these proceedings are difficult to predict. Management, with the consultation of the Company’s legal counsel, is not able to conclude whether these lawsuits will be resolved without a material adverse effect on our financial position, earnings, or cash flows.

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

Over the objection of Whitestone Uptown Tower, LLC, the bankruptcy court ruled in favor of Whitestone OP that it was statutorily subrogated to the secured claim of the lender of the mortgage loan with respect to its mistaken payment to the mortgage loan lender. Whitestone Uptown Tower, LLC paid $13.6 million of the Uptown Tower sale proceeds to Whitestone OP representing funds it had mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so. On October 25, 2024, Whitestone Uptown Tower, LLC also appealed that ruling in the United States District Court for the Northern District of Texas, Dallas Division, in the case styled Whitestone Uptown Tower, LLC v. Whitestone REIT Operating Partnership, L.P., Case No. 24-02699. The District Court affirmed the bankruptcy court ruling, and Whitestone Uptown Tower, LLC appealed the District Court’s ruling to the United States Court of Appeals for the Fifth Circuit on August 13, 2025. On September 4, 2026, the Court of Appeals affirmed the District Court’s ruling. On September 18, 2026, Whitestone Uptown Tower, LLC filed a petition with the Court of Appeals for a rehearing en banc, which was denied on October 5, 2026.  Whitestone Uptown Tower, LLC is considering its available options in this matter.

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

The plan of liquidation in the jointly administered bankruptcy cases and the plan of reorganization in the Uptown Tower bankruptcy case authorized the sale of all of our properties. Those properties were sold to unrelated third party purchasers between October 2024 and July 2025. Our debts have been repaid from the proceeds from these sales of our Real Estate Assets in accordance with our plan of liquidation and the Whitestone Uptown Tower, LLC plan of reorganization following the period covered by this report.

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

Whitestone Uptown Tower, LLC was not party or subject to the settlement, and the litigation in its bankruptcy case was not resolved under the settlement. The Whitestone parties have asserted an interpretation of the agreement with which we disagree relating to whether ongoing distributions outside the scope of the agreement should be directed to Whitestone OP, and these disputes are ongoing.

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

In addition to the subsequent events and developments discussed in Notes 1 and 9, the Company reported the following subsequent events:

In January 2026, we repaid the convertible notes including only interest accrued prior to the filing of the bankruptcy petition pursuant to our plan of liquidation and bankruptcy court proceedings.

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

As a result of these bankruptcy filings, as required under U.S. GAAP, we deconsolidated the bankrupt subsidiaries from our consolidated financial statements effective with their bankruptcy filings. We previously deconsolidated Whitestone Uptown Tower, LLC effective with its bankruptcy filing on December 1, 2023.

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

Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	our ability to continue as a going concern, which may require us to manage costs and expenses and to obtain financing or sell assets to obtain funds to implement our business plan;

•	our ability to successfully complete our and our subsidiaries’ plans of liquidation and reorganization under Chapter 11 and emerge from bankruptcy;

•	the effects of the bankruptcy cases on us and on the interests of various constituents;

•	bankruptcy court rulings in our and our subsidiaries’ bankruptcy cases and the outcome of the bankruptcy cases in general;

•	the effects of our ongoing litigation with Whitestone REIT, Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), and Whitestone TRS, Inc. in the Whitestone Uptown Tower, LLC bankruptcy case;

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

Overview

We are a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. As of March 31, 2025, we owned approximately 18.6% of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) and serve as its general partner. Substantially all of our operations and activities were conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. As of March 31, 2025, we, through our subsidiaries, owned one office building in the Dallas metropolitan area and four office/warehouse and retail locations in the Houston metropolitan area.

Following the period covered by this report, the remaining Real Estate Assets described below were sold pursuant to the plan of liquidation in the jointly administered bankruptcy cases for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower, and the plan of reorganization in the separate bankruptcy case for our Whitestone Uptown Tower, LLC subsidiary. We are considering our strategic plans following the outcome of the bankruptcy cases.

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

In connection with the Contribution Agreement, on December 8, 2016, we entered into management agreements (the “Management Agreements”) with Whitestone TRS, Inc., a subsidiary of Whitestone (“Whitestone TRS"). Pursuant to the Management Agreements, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such properties in exchange for monthly property and asset management fees.

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

The plan of liquidation in the jointly administered bankruptcy cases providing for the sale of the Real Estate Assets other than Uptown Tower and treatment of claims was confirmed in November 2024. Those Real Estate Assets were sold to unrelated third party purchasers between October 2024 and July 2025.

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

In October 2024, our subsidiary owning 9101 LBJ Freeway sold it for a purchase price of $5,753,000, or approximately $5.1 million after deductions, closing costs and commissions.

In October 2024, our subsidiary owning Interstate 10 Warehouse sold it for a purchase price of $8,400,000, or approximately $8.1 million after deductions, closing costs and commissions.

In February 2025, our subsidiary owning Corporate Park Woodland II sold it for a purchase price of $1,650,000, or approximately $1.56 million after deductions, closing costs and commissions.

Following the period covered by this report, the remaining Real Estate Assets were sold pursuant to the plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower plan of reorganization. We are considering our strategic plans following the outcome of the proceedings in the bankruptcy cases.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Comparison of the Three Months Ended March 31, 2025 and 2024

The following provides a comparison of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2025 (1, 2)	2024 (1, 2)
Total revenues	$-	$-
Total operating expenses	18	81
Total other expenses (income)	5	(859)
Provision for income tax expense (benefit)	-	486
Income (loss) from continuing operations	(23)	292
Income from discontinued operations, net of income taxes	-	81
Net income (loss)	(23)	373
Less: Non-controlling interest in subsidiary	-	66
Net income (loss) available to Common Shareholders	$(23)	$307

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

Revenues. We had no revenues from continuing operations for the three months ended March 31, 2025 and 2024. All of our revenue producing activities were conducted in subsidiaries which have been deconsolidated because of their bankruptcy filings.

Expenses. Our operating expenses were $18 thousand for the three months ended March 31, 2025 compared to $81 thousand for the same period of 2024. In the three months ended March 31, 2024, we recorded reimbursements from Pillarstone OP totaling $10 thousand for operating and administrative expenses. We receive these reimbursements at the time we expend cash for allowable expenses. In the same period of 2025, we recorded reimbursements totaling $31 thousand.

Our effective tax rate for the three months ended March 31, 2025 and 2024 was 0% and 62%, respectively. In 2024, we recognized a 100% valuation allowance against our net deferred tax assets because of the deconsolidation of our remaining subsidiaries that had operations. We had no current tax obligations in 2025, and the valuation allowance remained in place.

Income from Discontinued Operations. The financial condition and results of operations of the deconsolidated subsidiaries were presented as discontinued operations in our consolidated financial statements for periods presented before their deconsolidation. Income from discontinued operations was $81 thousand for the three months ended March 31, 2024, the last period before the final deconsolidation.

Noncontrolling interest in subsidiary represents the share of earnings of Pillarstone OP allocable to holders of partnership interests other than us. There are no longer any noncontrolling interests since the date of the deconsolidations.

Liquidity and Capital Resources

As of March 31, 2025, our unrestricted cash resources were $146 thousand.

Significant sources and uses of cash during the three months ended March 31, 2025.

●	We had no cash from continuing operations as we received reimbursements of our cash expenditures.
●	We had no cash from investing or financing activities.

As required under U.S. GAAP, we deconsolidated our operating subsidiaries, Pillarstone OP, Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, from our consolidated financial statements effective with their bankruptcy filings on March 4, 2024. We previously deconsolidated Whitestone Uptown Tower, LLC effective with its bankruptcy filing on December 1, 2023. The financial condition and results of operations of the bankrupt subsidiaries are no longer presented in our consolidated financial statements after the effective date of their filings. For periods before the deconsolidation, our consolidated financial condition and results of operations include those of the deconsolidated subsidiaries as discontinued operations.

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

Indemnification provisions within the Pillarstone OP Amended and Restated Agreement of Limited Partnership also provides for indemnification by Pillarstone OP of all losses, claims, damages, liabilities, joint or several, expenses (including, without limitation, attorneys fees and other legal fees and expenses), judgments, fines, settlements and other amounts, arising from or in connection with any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, relating to Pillarstone OP or the General Partner or the operation of, or the ownership of property in which an indemnitee may be involved, or is threatened to be involved, unless a court of competent jurisdiction establishes that indemnification is not permitted under the circumstances described in the Pillarstone OP Amended and Restated Agreement of Limited Partnership.

These reimbursement provisions have provided us with critical sources of cash and liquidity to maintain our operations. Following Whitestone’s abrupt termination of managerial services to Pillarstone OP, we incurred significant costs to internalize management and to select and implement an enterprise-wide system of our own. We also incurred substantial legal costs in our litigation with Whitestone. We recorded reimbursements from Pillarstone OP totaling $31 thousand and $10 thousand in the three months ended March 31, 2025 and 2024, respectively, for operating and administrative expenses incurred.

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. As of March 31, 2025, the amount due Whitestone OP for these expenditures, if any, had not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account. Whitestone’s claims were settled pursuant to the settlement agreement described in Part II, Item 1, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

Indebtedness. The Company’s indebtedness at March 31, 2025 is presented in Part I, Item 1, “Financial Statements – Note 3 – Convertible Notes Payable”.

Indebtedness owed by Whitestone Uptown Tower, LLC under its mortgage loan for the Uptown Tower property totaled $1.5 million at March 31, 2025. This indebtedness is no longer presented in our consolidated balance sheet since Whitestone Uptown Tower, LLC was deconsolidated on December 1, 2023, the date of its filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company was not a co-borrower, guarantor or otherwise responsible for this indebtedness.

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

Over the objection of Whitestone Uptown Tower, LLC, the bankruptcy court ruled in favor of Whitestone OP that it was statutorily subrogated to the secured claim of the lender of the mortgage loan with respect to its mistaken payment to the mortgage loan lender. Whitestone Uptown Tower, LLC paid $13.6 million of the Uptown Tower sale proceeds to Whitestone OP representing funds it had mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so. On October 25, 2024, Whitestone Uptown Tower, LLC also appealed that ruling in the United States District Court for the Northern District of Texas, Dallas Division, in the case styled Whitestone Uptown Tower, LLC v. Whitestone REIT Operating Partnership, L.P., Case No. 24-02699. The District Court affirmed the bankruptcy court ruling, and Whitestone Uptown Tower, LLC appealed the District Court’s ruling to the United States Court of Appeals for the Fifth Circuit on August 13, 2025. On September 4, 2026, the Court of Appeals affirmed the District Court’s ruling. On September 18, 2026, Whitestone Uptown Tower, LLC filed a petition with the Court of Appeals for a rehearing en banc, which was denied on October 5, 2026.  Whitestone Uptown Tower, LLC is considering its available options in this matter.

We had approximately $198,000 of convertible notes payable and corresponding accrued interest of approximately $185,000 as of March 31, 2025. The convertible notes payable were convertible by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. In January 2026, we repaid the convertible notes including only interest accrued prior to the filing of the bankruptcy petition.

Long Term Liquidity and Operating Strategies.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses and have an accumulated deficit of approximately $24.8 million as of March 31, 2025 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Historically, we have financed our long-term capital needs, including acquisitions, as follows:

•	borrowings from new loans;
•	additional equity issuances of our common and preferred shares and operating partnership units; and
•	proceeds from the sales of our Real Estate Assets; and

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

Whitestone Uptown Tower, LLC was not party or subject to the settlement, and the litigation in its bankruptcy case was not resolved under the settlement. The Whitestone parties have asserted an interpretation of the agreement with which we disagree relating to whether ongoing distributions outside the scope of the agreement should be directed to Whitestone OP, and these disputes are ongoing.

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

Interest Rates and Inflation

We were not significantly affected by rising interest rates during the periods presented in this report due primarily to having 100% of our debt with a fixed rate as of March 31, 2025. Any new indebtedness may be at higher rates than the 10% base rate of interest under our convertible note agreements. If we are not able to incur indebtedness on favorable terms to us, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

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

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were not effective as of March 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements, management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Management has concluded that, based on applying the COSO criteria, as of March 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Our efforts to internalize management, establish new accounting and financial reporting processes and implement new systems have resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The plan of liquidation in the jointly administered bankruptcy cases providing for the sale of the Real Estate Assets other than Uptown Tower and treatment of claims was confirmed in November 2024. Those Real Estate Assets were sold to unrelated third party purchasers between October 2024 and July 2025.

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

Whitestone Uptown Tower, LLC was not party or subject to the settlement, and the litigation in its bankruptcy case was not resolved under the settlement. The Whitestone parties have asserted an interpretation of the agreement with which we disagree relating to whether ongoing distributions outside the scope of the agreement should be directed to Whitestone OP, and these disputes are ongoing.

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

Over the objection of Whitestone Uptown Tower, LLC, the bankruptcy court ruled in favor of Whitestone OP that it was statutorily subrogated to the secured claim of the lender of the mortgage loan with respect to its mistaken payment to the mortgage loan lender. Whitestone Uptown Tower, LLC paid $13.6 million of the Uptown Tower sale proceeds to Whitestone OP representing funds it had mistakenly paid to the prior mortgage lender for Uptown Tower when it attempted to pay off the mortgage loan without informing us and without authority to do so. On October 25, 2024, Whitestone Uptown Tower, LLC also appealed that ruling in the United States District Court for the Northern District of Texas, Dallas Division, in the case styled Whitestone Uptown Tower, LLC v. Whitestone REIT Operating Partnership, L.P., Case No. 24-02699. The District Court affirmed the bankruptcy court ruling, and Whitestone Uptown Tower, LLC appealed the District Court’s ruling to the United States Court of Appeals for the Fifth Circuit on August 13, 2025. On September 4, 2026, the Court of Appeals affirmed the District Court’s ruling. On September 18, 2026, Whitestone Uptown Tower, LLC filed a petition with the Court of Appeals for a rehearing en banc, which was denied on October 5, 2026.  Whitestone Uptown Tower, LLC is considering its available options in this matter.

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

The following individuals loaned the following face amounts that accrue interest at 10% per annum, as of March 31, 2025, as follows:

Trustee	Face Amount	Accrued Interest
Dennis H. Chookaszian	$28,888	$27,068
Daniel G. DeVos	$47,780	$44,769
Paul T. Lambert	$51,112	$47,891
James C. Mastandrea	$52,224	$48,933
John J. Dee	$17,776	$16,656
Totals	$197,780	$185,317

The convertible notes were callable by us after six months.

The convertible notes were issued effective November 20, 2015, had a maturity date of three years and had been extended multiple times. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. In January 2026, we repaid the convertible notes including only interest accrued prior to the filing of the bankruptcy petition pursuant to our plan of liquidation and bankruptcy court proceedings in the following amounts:

Trustee	Amount
Dennis H. Chookaszian	$52,845.25
Daniel G. DeVos	$87,404.67
Paul T. Lambert	$93,499.95
James C. Mastandrea	$95,534.15
John J. Dee	$32,517.90

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1

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

101

The following financial information of the Registrant for the period ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (unaudited), (iii) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ Bradford D. Johnson
Date:	October 7, 2026		Bradford D. Johnson Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ Daniel P. Kovacevic
Date:	October 7, 2026		Daniel P. Kovacevic Chief Financial Officer (Principal financial and accounting officer)