Form 10-Q
period 2025-09-30
PILLARSTONE CAPITAL REIT
filed 2026-10-07
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$127	$146
Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	4,050	4,050
Total assets	$4,177	$4,196

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$485	$604
Payable due to related party	22	22
Convertible notes payable	198	198
Accrued interest payable	195	179
Total liabilities	900	1,003

Commitments and contingencies

Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at September 30, 2025 and December 31, 2024, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at September 30, 2025 and December 31, 2024, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at September 30, 2025 and December 31, 2024	7	7
Additional paid-in capital	28,755	28,755
Accumulated deficit	(24,689)	(24,773)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total shareholders' equity	3,277	3,193
Total liabilities and shareholders' equity	$4,177	$4,196

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	(191)	72	(99)	216
Total operating expenses	(191)	72	(99)	216

Other expenses (income)
Interest expense, net	5	5	15	15
Gain on deconsolidation of Pillarstone OP	-	-	-	(864)
Total other expenses (income)	5	5	15	(849)

Income (loss) before income taxes	186	(77)	84	633
Provision for income taxes	-	-	-	(486)

Income (loss) from continuing operations	186	(77)	84	147
Income from discontinued operations, net of income taxes	-	-	-	81

Net income (loss)	186	(77)	84	228
Less: Noncontrolling interest in subsidiary	-	-	-	66
Net income (loss) attributable to Common Shareholders	$186	$(77)	$84	$162

Income (loss) from continuing operations:
Basic	$0.38	$(0.15)	$0.19	$0.32
Diluted	$0.06	$(0.15)	$0.03	$0.05
Income from discontinued operations:
Basic	$-	$-	$-	$0.03
Diluted	$-	$-	$-	$0.00
Earnings (loss) per share:
Basic	$0.38	$(0.15)	$0.19	$0.35
Diluted	$0.06	$(0.15)	$0.03	$0.06

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$3	$2	$7	$28,755	$(24,773)	$(801)	$3,193	$-	$3,193
Net loss	-	-	-	-	(23)	-	(23)	-	(23)
Balance at March 31, 2025	3	2	7	28,755	(24,796)	(801)	3,170	-	3,170
Net loss	-	-	-	-	(79)	-	(79)	-	(79)
Balance at June 30, 2025	3	2	7	28,755	(24,875)	(801)	3,091	-	3,091
Net income	-	-	-	-	186	-	186	-	186

Balance at September 30, 2025	$3	$2	$7	$28,755	$(24,689)	$(801)	$3,277	$-	$3,277

Balance at December 31, 2023	$3	$2	$7	$28,755	$(24,858)	$(801)	$3,108	$26,619	$29,727
Deconsolidation of Pillarstone OP	-	-	-	-	-	-	-	(26,685)	(26,685)
Net income	-	-	-	-	307	-	307	66	373
Balance at March 31, 2024	$3	$2	$7	$28,755	$(24,551)	$(801)	$3,415	$-	$3,415
Net loss	-	-	-	-	(68)	-	(68)	-	(68)
Balance at June 30, 2024	$3	$2	$7	$28,755	$(24,619)	$(801)	$3,347	$-	$3,347
Net loss	-	-	-	-	(77)	-	(77)	-	(77)

Balance at September 30, 2024	$3	$2	$7	$28,755	$(24,696)	$(801)	$3,270	$-	$3,270

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net income (loss) from continuing operations	$84	$147
Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities:
Gain on deconsolidation of Pillarstone OP	-	(864)
Deferred tax expense (benefit)	-	486
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	48
Accounts payable and accrued expenses	(103)	179
Net cash from operating activities - continuing operations	(19)	(4)
Net cash from operating activities - discontinued operations	-	63
Net cash from operating activities	(19)	59

Cash flows from investing activities:
Net cash from investing activities - continuing operations	-	-
Net cash from investing activities - discontinued operations	-	(55)
Net cash from investing activities	-	(55)

Cash flows from financing activities:
Net cash from financing activities - continuing operations	-	-
Net cash from financing activities - discontinued operations	-	-
Net cash from financing activities	-	-

Net change in cash and cash equivalents	(19)	4
Cash and cash equivalents at beginning of period	146	145
Cash and cash equivalents at end of period	$127	$149

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	-	28

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

At September 30, 2025, we no longer owned any Real Estate Assets.

These sales were made pursuant to the plan of liquidation in the bankruptcy case of us and our subsidiaries other than Uptown Tower and the plan of reorganization in the Uptown Tower bankruptcy case.

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

In July 2025, Whitestone Uptown Tower, LLC sold Uptown Tower for a purchase price of $20,000,000, or approximately $17.3 million after deductions, closing costs and commissions.

In July 2025, in a series of related transactions, the Pillarstone OP subsidiaries owning the remaining Real Estate Assets sold:

●	Corporate Park Northwest for a purchase price of $8,500,000, or approximately $7.8 million after deductions, closing costs and commissions;

●	Holly Hall Industrial Park for a purchase price of $7,650,000, or approximately $7.2 million after deductions, closing costs and commissions;

●	Holly Knight for a purchase price of $4,750,000, or approximately $4.5 million after deductions, closing costs and commissions; and

●	Westgate Service Center for a purchase price of $9,100,000, or approximately $8.6 million after deductions, closing costs and commissions.

These sales were made pursuant to the plan of liquidation in the bankruptcy case of us and our subsidiaries other than Uptown Tower and the plan of reorganization in the Uptown Tower bankruptcy case.

In December 2025, we received $4.05 million as part of the settlement in the jointly administered bankruptcies of Pillarstone OP, Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC. We expect no further settlements related to Pillarstone OP and its subsidiaries in the jointly administered bankruptcy cases.

Going Concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. In addition to the events described above, we have incurred significant losses and have an accumulated deficit of approximately $24.7 million as of September 30, 2025 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pillarstone OP and its subsidiaries’ financial condition and results of operations for periods presented before its deconsolidation are presented as discontinued operations in our consolidated financial statements. The following is a summary of the major classes of line items constituting income from discontinued operations shown in the consolidated statements of operations:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024

Revenues:
Rental	$-	$851
Transaction and other fees	-	1
Total revenues	-	852

Operating expenses:
Depreciation and amortization	-	142
Operating and maintenance	-	371
Real estate taxes	-	202
Management fees	-	56
Total operating expenses	-	771

Income before income taxes	-	81
Provision for income taxes	-	-

Income from discontinued operations, net of income taxes	$-	$81

3.	Convertible Notes Payable

On November 20, 2015, five trustees on our board of trustees, one of whom is no longer affiliated with the Company, loaned $198 thousand to the Company in exchange for convertible notes payable. The convertible notes payable accrued interest at 10% per annum and originally matured on November 20, 2018. The convertible notes payable were convertible by the noteholders into common shares at the rate of $1.331 per common share at any time. Accrued interest on these related convertible notes was approximately $195 thousand as of September 30, 2025 and $179 thousand as of December 31, 2024. In January 2026, we repaid the convertible notes including only interest accrued prior to the filing of the bankruptcy petition pursuant to our plan of liquidation and bankruptcy court proceedings.

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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted common shares:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2023	168,449	$11.44
Vested	-	-
Unvested at December 31, 2024	168,449	$11.44
Vested	-	-
Unvested at September 30, 2025	168,449	$11.44

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

The Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation in the three and nine months ended September 30, 2025 or 2024.

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

Our effective tax rate for the three months ended September 30, 2025 and 2024 was 0% and 0%, respectively. Our effective tax rate for the nine months ended September 30, 2025 and 2024 was 0% and 77%, respectively. In 2024, we recognized a 100% valuation allowance against our net deferred tax assets because of the deconsolidation of our remaining subsidiaries that had operations. The Company had no current tax obligations in 2025 and the valuation allowance remained in place.

7.	Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

Numerator:
Income (loss) from continuing operations	$186	$(77)	$84	$147
Add: After tax effect of convertible notes interest	4	4	12	12
Income (loss) from continuing operations attributable to Common Stockholders	190	(73)	96	159
Income from discontinued operations, net of income taxes	-	-	-	81
Less: Noncontrolling interest in subsidiary	-	-	-	(66)
Income from discontinued operations attributable to Common Stockholders	-	-	-	15
Net earnings (loss) attributable for dilutive securities	$190	$(73)	$96	$174

Denominator:
Weighted average number of common shares - basic	493,968	493,968	493,968	493,968
Dilutive effect of:
Shares issuable upon conversion of convertible notes payable (1)	254,391	254,391	254,391	254,391
Shares issuable upon conversion of 95,226 Class A Preferred Shares (1)	4,380	4,380	4,380	4,380
Shares issuable upon conversion of 231,944 Class C Preferred Shares (1)	2,319,440	2,319,440	2,319,440	2,319,440
Weighted average number of common shares - potentially dilutive	3,072,179	493,968	3,072,179	3,072,179

Income (loss) from continuing operations:
Basic	$0.38	$(0.15)	$0.19	$0.32
Diluted	$0.06	$(0.15)	$0.03	$0.05
Income from discontinued operations:
Basic	$-	$-	$-	$0.03
Diluted	$-	$-	$-	$0.00
Earnings (loss) per share:
Basic	$0.38	$(0.15)	$0.19	$0.35
Diluted	$0.06	$(0.15)	$0.03	$0.06

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

The Company has no assets, activities or operations other than those related to Pillarstone OP. Hence, all of our costs and expenses are reimbursable under the applicable provisions of the Amended and Restated Agreement of Limited Partnership. We recorded reimbursements from Pillarstone OP totaling $451 thousand and $118 thousand in the nine months ended September 30, 2025 and 2024, respectively, for operating and administrative expenses incurred.

Summary. The following table presents the revenue and expenses with related parties included in our consolidated statement of operations (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Revenue (Expense)	2025	2024	2025	2024
Interest expense on convertible notes to active trustees (1)	Interest expense, net	(3)	(4)	(9)	(14)

(1)  Mr. Paul Lambert served as a trustee from November 1998 until his death in November 2024. He is no longer reported as a related party in 2025.

Receivables due from and payables due to related parties consisted of the following (in thousands):

	Location of Receivable (Payable)	September 30, 2025	December 31, 2024
Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	$4,050	$4,050
Payable due to related party	Payable due to related party	(22)	(22)
Convertible notes payable (1)	Convertible notes payable - related parties	(99)	(150)
Accrued interest on convertible notes (1)	Accrued interest payable	(99)	(141)

(1)  Mr. Paul Lambert served as a trustee from November 1998 until his death in November 2024. He is no longer reported as a related party in 2025.

9.	Commitments and Contingencies

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

Overview

We are a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. As of September 30, 2025, we owned approximately 18.6% of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) and serve as its general partner. Substantially all of our operations and activities were conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. As of September 30, 2025, we no longer owned any Real Estate Assets.

In July 2025, our Whitestone Uptown Tower, LLC subsidiary sold Uptown Tower for a purchase price of $20,000,000, or approximately $17.3 million after deductions, closing costs and commissions.

In July 2025, in a series of related transactions, the subsidiaries owning the remaining Real Estate Assets sold:

●	Corporate Park Northwest for a purchase price of $8,500,000, or approximately $7.8 million after deductions, closing costs and commissions;

●	Holly Hall Industrial Park for a purchase price of $7,650,000, or approximately $7.2 million after deductions, closing costs and commissions;

●	Holly Knight for a purchase price of $4,750,000, or approximately $4.5 million after deductions, closing costs and commissions; and

●	Westgate Service Center for a purchase price of $9,100,000, or approximately $8.6 million after deductions, closing costs and commissions.

These sales were made pursuant to the plan of liquidation in the jointly administered bankruptcy cases for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower, and the plan of reorganization in the separate bankruptcy case for our Whitestone Uptown Tower, LLC subsidiary. We are considering our strategic plans following the outcome of the bankruptcy cases.

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

In July 2025, our Whitestone Uptown Tower, LLC subsidiary sold Uptown Tower for a purchase price of $20,000,000, or approximately $17.3 million after deductions, closing costs and commissions.

In July 2025, in a series of related transactions, the subsidiaries owning the remaining Real Estate Assets sold:

●	Corporate Park Northwest for a purchase price of $8,500,000, or approximately $7.8 million after deductions, closing costs and commissions;

●	Holly Hall Industrial Park for a purchase price of $7,650,000, or approximately $7.2 million after deductions, closing costs and commissions;

●	Holly Knight for a purchase price of $4,750,000, or approximately $4.5 million after deductions, closing costs and commissions; and

●	Westgate Service Center for a purchase price of $9,100,000, or approximately $8.6 million after deductions, closing costs and commissions.

These sales were made pursuant to the plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower plan of reorganization. We are considering our strategic plans following the outcome of the proceedings in the bankruptcy cases.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Comparison of the Three Months Ended September 30, 2025 and 2024

The following provides a comparison of our results of operations (dollars in thousands):

	Three Months Ended September 30,
	2025 (1, 2)	2024 (1, 2)
Total revenues	$-	$-
Total operating expenses	(191)	72
Total other expenses (income)	5	5
Provision for income tax expense (benefit)	-	-
Net income (loss)	$186	$(77)

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

Revenues. We had no revenues from continuing operations for the three months ended September 30, 2025 and 2024. All of our revenue producing activities were conducted in subsidiaries which have been deconsolidated because of their bankruptcy filings.

Expenses. Our operating expenses were ($191) thousand for the three months ended September 30, 2025 compared to $72 thousand for the three months ended September 30, 2024. In the three months ended September 30, 2024, we recorded reimbursements from Pillarstone OP totaling $8 thousand for operating and administrative expenses. We receive these reimbursements at the time we expend cash for allowable expenses. In the same period of 2025, we recorded reimbursements totaling $273 thousand.

Our effective tax rate for the three months ended September 30, 2025 and 2024 was 0% and 0%, respectively. In 2024, we recognized a 100% valuation allowance against our net deferred tax assets because of the deconsolidation of our remaining subsidiaries that had operations. We had no current tax obligations in 2025, and the valuation allowance remained in place.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following provides a comparison of our results of operations (dollars in thousands):

	Nine Months Ended September 30,
	2025 (1, 2)	2024 (1, 2)
Total revenues	$-	$-
Total operating expenses	(99)	216
Total other expenses (income)	15	(849)
Provision for income tax expense (benefit)	-	486
Income from continuing operations	84	147
Income from discontinued operations, net of income taxes	-	81
Net income	84	228
Less: Non-controlling interest in subsidiary	-	66
Net income available to Common Shareholders	$84	$162

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

Revenues. We had no revenues from continuing operations for the nine months ended September 30, 2025 and 2024. All of our revenue producing activities were conducted in subsidiaries which have been deconsolidated because of their bankruptcy filings.

Expenses. Our operating expenses were ($99) thousand for the nine months ended September 30, 2025 compared to $216 thousand for the nine months ended September 30, 2024. We recorded reimbursements from Pillarstone OP totaling $451 thousand and $118 thousand in the nine months ended September 30, 2025 and 2024, respectively, for operating and administrative expenses incurred.

Our effective tax rate for the nine months ended September 30, 2025 and 2024 was 0% and 77%, respectively. In 2024, we recognized a 100% valuation allowance against our net deferred tax assets because of the deconsolidation of our remaining subsidiaries that had operations. We had no current tax obligations in 2025, and the valuation allowance remained in place.

Income from Discontinued Operations. The financial condition and results of operations of the deconsolidated subsidiaries were presented as discontinued operations in our consolidated financial statements for periods presented before their deconsolidation. Income from discontinued operations was $81 thousand for the nine months ended September 30, 2024. The March 31, 2024 period was the last period before the final deconsolidation.

Noncontrolling interest in subsidiary represents the share of earnings of Pillarstone OP allocable to holders of partnership interests other than us. There were no noncontrolling interests during the nine months ended September 30, 2025 or 2024 following the dates of deconsolidation.

Liquidity and Capital Resources

As of September 30, 2025, our unrestricted cash resources were $127 thousand.

Significant sources and uses of cash during the nine months ended September 30, 2025.

●	We expended $19 thousand of cash for continuing operations.
●	We had no cash from investing or financing activities.

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

These reimbursement provisions have provided us with critical sources of cash and liquidity to maintain our operations. Following Whitestone’s abrupt termination of managerial services to Pillarstone OP, we incurred significant costs to internalize management and to select and implement an enterprise-wide system of our own. We also incurred substantial legal costs in our litigation with Whitestone. We recorded reimbursements from Pillarstone OP totaling $451 thousand and $118 thousand in the nine months ended September 30, 2025 and 2024, respectively, for operating and administrative expenses incurred.

Whitestone Claim for Expenses. After we notified Whitestone of the $1.8 million reimbursement required from Pillarstone OP, Whitestone and Whitestone OP made a claim to Pillarstone and Pillarstone OP to be reimbursed for construction and lease commission expenditures of $1.4 million paid by Whitestone OP on behalf of Pillarstone OP during 2017 and 2018. Pillarstone requested additional information for the $1.4 million expenditures to determine if any of the items claimed should have been prorated between Pillarstone OP and Whitestone OP in our transaction with Whitestone and Whitestone OP on December 8, 2016 for the initial acquisition of the Real Estate Assets. These expenditures were recorded on Pillarstone OP in 2017 and 2018 as an increase in the Whitestone OP limited partner investment account and as assets of Pillarstone OP that have been depreciated and amortized to expense over their useful lives. As of September 30, 2025, the amount due Whitestone OP for these expenditures, if any, had not been determined. If Pillarstone OP reimburses any amounts to Whitestone OP, the payment would reduce the Whitestone OP limited partner investment account. Whitestone’s claims were settled pursuant to the settlement agreement described in Part II, Item 1, “Legal Proceedings—Jointly Administered Bankruptcy Cases.”

Indebtedness. The Company’s indebtedness at September 30, 2025 is presented in Part I, Item 1, “Financial Statements – Note 3 – Convertible Notes Payable”.

Indebtedness owed by Whitestone Uptown Tower, LLC under its mortgage loan for the Uptown Tower property was repaid in connection with the July 2025 sale of the Uptown Tower property. This indebtedness had not been presented in our consolidated balance sheet since Whitestone Uptown Tower, LLC was deconsolidated on December 1, 2023, the date of its filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company was not a co-borrower, guarantor or otherwise responsible for this indebtedness.

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

We had approximately $198,000 of convertible notes payable and corresponding accrued interest of approximately $195,000 as of September 30, 2025. The convertible notes payable were convertible by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. In January 2026, we repaid the convertible notes including only interest accrued prior to the filing of the bankruptcy petition.

Long Term Liquidity and Operating Strategies.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses and have an accumulated deficit of approximately $24.7 million as of September 30, 2025 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interest Rates and Inflation

We were not significantly affected by rising interest rates during the periods presented in this report due primarily to having 100% of our debt with a fixed rate as of September 30, 2025. Any new indebtedness may be at higher rates than the 10% base rate of interest under our convertible note agreements. If we are not able to incur indebtedness on favorable terms to us, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

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

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were not effective as of September 30, 2025.

Management’s Report on Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements, management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Management has concluded that, based on applying the COSO criteria, as of September 30, 2025, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Our efforts to internalize management, establish new accounting and financial reporting processes and implement new systems have resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following individuals loaned the following face amounts that accrue interest at 10% per annum, as of September 30, 2025, as follows:

Trustee	Face Amount	Accrued Interest
Dennis H. Chookaszian	$28,888	$28,516
Daniel G. DeVos	$47,780	$47,165
Paul T. Lambert	$51,112	$50,454
James C. Mastandrea	$52,224	$51,552
John J. Dee	$17,776	$17,546
Totals	$197,780	$195,233

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

101

The following financial information of the Registrant for the period ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (unaudited), (iii) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and 2024 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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