Form 10-K
period 2025-12-31
PILLARSTONE CAPITAL REIT
filed 2026-10-07
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

As of October 1, 2026, the Registrant had issued 695,214 common shares of beneficial interest and had 657,084 shares outstanding after deducting 38,130 shares held in treasury.

PILLARSTONE CAPITAL REIT

FORM 10-K

Year Ended December 31, 2025

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

Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K include:

•	our ability to continue as a going concern, which may require us to manage costs and expenses and to obtain financing or sell assets to obtain funds to implement our business plan;
•	our ability to successfully complete our and our subsidiaries’ plans of liquidation and reorganization under Chapter 11 and emerge from bankruptcy;
•	the effects of the bankruptcy cases on us and on the interests of various constituents;
•	bankruptcy court rulings in our and our subsidiaries’ bankruptcy cases and the outcome of the bankruptcy cases in general;
•	the effects of our ongoing litigation with Whitestone REIT, Whitestone REIT Operating Partnership, L.P., and Whitestone TRS, Inc. in the Whitestone Uptown Tower, LLC bankruptcy case;
•

changes in national and local economic conditions, the industry in which we operate, and the markets in which we operate (including supply and demand changes), including the impact of changing employment levels, volatility in the public equity and debt markets, and international economic and other conditions;

•	the impact of a public health crisis and the governmental and third-party response to such a crisis;
•	sociopolitical unrest such as political instability, civil unrest, armed hostilities, or political activism, which may result in a disruption of day-to-day building operations;
•	increases in interest rates and operating costs;
•	availability and terms of capital and financing, both to fund our operations and to refinance any indebtedness as it matures, in each case, on terms favorable to us;

•	litigation risks;
•	volatility in interest rates and insurance rates;
•	inflation and continuing increases in the inflation rate;
•	changes in senior management, changes in the Board of Trustees, and the loss of key personnel;
•	the potential liability for uninsured losses, condemnation, or environmental issues;
•	the potential liability for a failure to meet regulatory requirements;
•	any failure to comply with debt covenants under any credit agreements that we may enter into from time to time;
•	potential changes to state, local, or federal regulations applicable to our business;
•	cybersecurity attacks, loss of confidential information and other business disruptions; and
•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.

In addition, an investment in the Company involves numerous risks that potential investors should consider carefully, including, without limitation:

•	our cash resources are limited;
•	we have a history of losses;
•	we have not raised funds through a public equity offering;
•	our trustees control a significant percentage of our voting shares;
•	shareholders could experience possible future dilution through the issuance of additional shares;
•	we are dependent on a small number of key senior professionals; and
•	we currently do not plan to distribute dividends to the holders of our shares.

PART I

Item 1. Business.

Company Overview

Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”) is a Maryland real estate investment trust (“REIT”) engaged in investing in, owning and operating commercial properties. As of December 31, 2025, the Company no longer owned any properties and continued to pursue claims in its bankruptcy proceedings discussed in this report.

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

Substantially all of our business has been conducted through Pillarstone Capital REIT Operating Partnership LP, a Delaware limited partnership organized in 2016 (“Pillarstone OP”). We are the sole general partner of Pillarstone OP. Since August 2026, we have owned all of the outstanding equity in Pillarstone OP.

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

Pursuant to the Contribution Agreement, Pillarstone agreed to file with the SEC on or prior to June 8, 2018, a shelf registration statement to register for sale under the Securities Act of 1933, as amended (the “Securities Act”), the issuance of the common shares in the Company that may be issued upon redemption of the OP Units issued pursuant to the Contribution Agreement and the offer and resale of such common shares by the holders thereof. In addition, pursuant to the Contribution Agreement, in the event of a Change of Control (as defined therein), Pillarstone OP shall have the right, but not the obligation, to repurchase the OP Units issued thereunder from Whitestone OP at their initial issue price of $1.331 per OP Unit. Pillarstone and Whitestone agreed to extend the filing of the shelf registration statement to the date that the Company closes a public equity offering.

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

On March 4, 2024, bankruptcy cases were filed for Pillarstone Capital REIT and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower, which were consolidated into the jointly administered bankruptcy cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as, but separate cases from, the Whitestone Uptown Tower, LLC bankruptcy case. See Item 3, “Legal Proceedings.”

In October 2024, our subsidiary owning the 9101 LBJ Freeway property sold it for a purchase price of $5,753,000, or approximately $5.1 million after deductions, closing costs and commissions.

In October 2024, our subsidiary owning the Interstate 10 Warehouse property sold it for a purchase price of $8,400,000, or approximately $8.1 million after deductions, closing costs and commissions.

In February 2025, our subsidiary owning the Corporate Park Woodland II property sold it for a purchase price of $1,650,000, or approximately $1.56 million after deductions, closing costs and commissions.

In July 2025, our subsidiary owning the Uptown Tower property sold it for a purchase price of $20,000,000, or approximately $17.3 million after deductions, closing costs and commissions.

In July 2025, in a series of related transactions, the subsidiaries owning the remaining Real Estate Assets sold them as follows:

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

These sales were completed pursuant to the plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower plan of reorganization. We are considering our strategic plans following the outcome of the bankruptcy cases.

Competition

Prior to the sale of the Real Estate Assets, we competed for the acquisition of properties and leasing spaces to tenants with many entities, including, among others, publicly traded REITs, life insurance companies, pension funds, partnerships and individual investors. Following the sale of the Real Estate Assets, we are considering our strategic plans following the outcome of the bankruptcy cases and may be competing with other parties pursuing similar opportunities that we may pursue. We anticipate that many such competitors will have substantially greater financial resources than us and more experience and resources for the types of opportunities we may pursue. In addition, certain competitors may be willing to accept lower returns on their investments. If competitors prevent us from consummating transactions for these opportunities, our capital appreciation and valuation, and our results of operations and financial condition, may be impacted.

Employees

As of December 31, 2025, we had one employee, other than our three executive officers.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements included in this report, we have incurred significant losses and have an accumulated deficit of approximately $25.2 million as of December 31, 2025 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations.

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

Until the sales of our Real Estate Assets in 2024 and 2025, we were depending on cash generated by our ownership of our Real Estate Assets to meet our liquidity needs. Our debts have been repaid from the proceeds from the sales of our Real Estate Assets in accordance with our plan of liquidation and the Whitestone Uptown Tower, LLC plan of reorganization.

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

We have identified material weaknesses in our internal controls over financial reporting. If we fail to maintain an effective system of internal controls, such failure could cause investors to lose confidence in our reported financial information, which could harm our business and have a material adverse effect on the price of our common shares.

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

Management concluded that as of December 31, 2025 and continuing to the date of the filing of this report, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

While we believe that these efforts have improved our internal control over financial reporting, our remediation efforts are ongoing and will require validation and testing of the design and operating effectiveness of internal controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

We face risks associated with our property development.

We are considering our strategic plans following the outcome of the bankruptcy cases, which may include developing properties where we believe market conditions warrant such investment. Once made, our investments may not produce results in accordance with our expectations. Risks associated with potential future development and construction activities include:

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

Because we have nominal operations and revenue, we are considered a “shell company” and are subject to more stringent reporting requirements.

The SEC adopted Securities Act Rule 405 and Exchange Act Rule 12b-2 which define a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Therefore, following the sale of the Real Estate Assets, we are a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, SEC rules do not prevent us from registering securities pursuant to registration statements and may require a Securities Act registration in connection with a business combination as a result of shell company status. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any business combinations or acquiring other assets that would cause us to cease being a shell company. In addition, the SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

We currently have limited operations, and investors therefore have a limited basis on which to evaluate the Company’s future prospects.

We currently have limited operations, which primarily relate to the bankruptcy cases of our subsidiaries, and we may be reliant upon a transaction with an operating business or acquisition of assets to commence business operations and generate material revenue. Because we have limited operations, investors have a limited basis upon which to evaluate our ability to achieve our business objectives. We are considering our strategic plans following the outcome of the bankruptcy cases and have no current arrangements or understandings with any prospective target business or seller of assets concerning such a transaction and may be unable to complete such a transaction or commence business operations in a reasonable timeframe, on reasonable terms or at all. If we fail to complete such a transaction or commence business operations, we may never generate any operating revenues.

We may face difficulties or delays in our search for a business combination or new assets, and we may not have access to sufficient capital to consummate such a transaction.

We may face difficulty identifying a viable business opportunity or negotiating or paying for any resulting business transaction. Economic factors that are beyond our control, including the economic downturns, as well as increased competition for business opportunities that we expect to encounter as a result thereof, may hinder our efforts to locate or obtain a business opportunity that is suitable for our business goals at a price we can afford and on terms that will enable us to sufficiently grow our business to generate value to our shareholders. We may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement a plan of operation or acquire a business or assets we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

If we are not successful in acquiring or developing a new business and generating material revenues, investors will likely lose their investment.

If we are not successful in developing a viable business plan and acquiring a new business or assets through which to implement it, our investors’ entire investment in the Company could become worthless. Even if we are successful in combining with an operating entity or acquiring assets, we can provide no assurances that we will be able to generate significant revenue therefrom in the short-term or at all or that investors will derive a profit from their investment. If we are not successful, our investors will likely lose their entire investment.

We may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and may reduce or limit their liquidation or other rights.

We may require additional capital to implement a business strategy. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as accounting expenses, general overhead, insurance, legal and compliance expenses and salaries, will require a substantial amount of additional capital. The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely include rights in favor of lenders superior to those of our shareholders and, if convertible into shares of common stock, would also pose the risk of dilution.

We may encounter difficulty locating and consummating a business combination or assets to acquire, including as a result of the competitive disadvantages we have.

We expect to face intense competition in our search for business opportunities. Given the current economic climate, we would expect to compete with venture capital firms, larger companies, blank check companies such as special purpose acquisition companies and other investors. These parties may have greater capital or human resources than we do and may have more experience in a particular industry within which we choose to search. Many of these competitors may have more resources than us to take advantage of prospective business opportunities that we may want to pursue. Any delay or inability to locate, negotiate and enter into a transaction for a business opportunity as a result of the disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business.

We may expend significant time and capital on a prospective business opportunity that is not ultimately consummated.

The investigation of each specific target business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents will require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating terms in connection with a proposed transaction that may not ultimately come to fruition. Unanticipated issues which may be beyond our control or that of the seller of the applicable business or assets may arise that force us to terminate discussions with a target company or seller of assets, such as the other company’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction, a party’s inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective participant, or the other party’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business or assets, and the pursuit of such a transaction that we do not consummate could be expensive and time-consuming and could cause a material adverse effects on our business, results of operations, financial condition, liquidity and prospects.

We may engage in a transaction that causes tax consequences to us and our shareholders.

Federal and state tax consequences will, in all likelihood, be a significant factor in considering any transaction that we may undertake. Under current federal law, such transactions may be subject to significant taxation to the buyer and its shareholders under applicable federal and state tax laws. While we intend to structure any transaction so as to minimize the federal and state tax consequences to the extent practicable in accordance with our business objectives, there can be no assurance that any such transaction we undertake will meet the statutory or regulatory requirements of a tax-free reorganization or similar favorable treatment or that the parties to such a transaction will obtain the tax treatment intended or expected upon a transfer of equity interests or assets. A non-qualifying reorganization, combination or similar transaction could result in the imposition of significant taxation, both at the federal and state levels, which may have an adverse effect on both parties to the transaction, including our shareholders.

It is unlikely that our shareholders will be afforded any opportunity to evaluate or approve a business transaction.

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination or asset acquisition. In many cases, such transactions would not require shareholder approval under applicable law, and our declaration of trust and bylaws may not afford our shareholders with the right to approve such a transaction. In order to develop and implement our business plan, we may in the future hire accountants, appraisers, attorneys, financial advisors, technical experts or other consultants to assist with determining our direction and consummating any such proposed transactions. We may rely on such persons in making difficult decisions in connection with our future business and prospects. The selection of any such persons will be made by our board of trustees, and any expenses incurred, or decisions made based on any of the foregoing could prove to be adverse to us and our business and prospects in hindsight, the result of which could be diminished value to our shareholders.

We may attempt to complete a business transaction with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise be compatible with us as expected.

In pursuing our search for a business opportunity, we may seek to complete a transaction with a privately held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue such a transaction based on faulty, incomplete or limited information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

Our ability to assess the management of a prospective target business may be limited and, as a result, we may acquire a target business whose management does not have the skills, qualifications or abilities to enable a seamless transition, which could, in turn, negatively impact our results of operations.

When evaluating the desirability of a potential business opportunity, our ability to assess the target business’s management may be limited due to a lack of information, resources or time. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the abilities, qualifications or skills needed to successfully implement our business strategy. Further, in some cases the other party’s management may want to replace our management. Should the other company’s management not possess the abilities, qualifications or skills necessary to manage a public company or assist with the integration of the other company’s business or entity into ours, the operations and profitability of the post-transaction business may be negatively impacted, which could have a material adverse effect on our business, cash flow, financial condition, income, liquidity, prospects and results of operations.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, ability to negotiate and complete a transaction for a business opportunity, and results of operations.

In addition to SEC regulations, any business in which we may engage in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and damages and have a material adverse effect on our financial condition.

We face risks in attracting and retaining key personnel.

Our senior executives have strong industry reputations, which aid us in identifying acquisition and development opportunities and negotiating with tenants and sellers of properties. As of the date of this report, we do not have employment agreements with our senior executives. The loss of the services of these key personnel could affect our operations because of diminished relationships with prospective tenants, property sellers and industry personnel. In addition, attracting new or replacement personnel may be difficult in a competitive market.

We face risks associated with security breaches through cyber attacks or cyber intrusions, as well as other significant disruptions of our information technology (“IT”) networks and related systems.

We face risks associated with security breaches or disruptions, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons inside our organization, persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. While, to date, we have not had a significant cyber breach or attack that had a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions will not be successful or damaging. For example, during the term of the management agreements with Whitestone, Whitestone managed our IT systems and was subject to a ransomware attack that affected our documents, and we cannot be sure of the extent of the damage done to our files despite Whitestone’s recovery of its data files after its payment of the ransom. Following the termination of the management agreements, we have worked on separating our information technology systems from those implemented and maintained by Whitestone. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, liquidity, and the market price of our common shares and would require significant management attention and resources to remedy any resulting damages. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and to investigate and remediate any information security vulnerabilities.

Risks Relating to Financing

We face risks associated with the use of debt financing, including refinancing risk.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest.

As we incur indebtedness, we are likely to need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance debt or that the terms of any refinancing will not be as favorable as the terms of our then-existing debt.

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

Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors employed by the credit rating agencies in their rating analysis of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. In the event our credit ratings deteriorate, it may be more difficult or expensive to obtain additional financing or refinance then-existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under future credit facilities and debt instruments.

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

The market price of our common shares has been, and may continue to be, subject to fluctuation due to many events and factors such as those described in this report, including:

•	quarterly variations in operating results;
•	changes in market valuations of other similar companies;
•	actual or anticipated variations in our operating results, funds from operations, or liquidity;
•	the general stock and bond market conditions, including changes in interest rates or fixed income securities;
•	changes in tax laws;
•	changes in market valuations of our properties;
•	adverse market reaction to the amount of our debt that may be outstanding from time to time, the amount of our maturing debt, and our ability to refinance such debt on favorable terms;
•	any failure to comply with debt covenants in credit arrangements that we may enter into from time to time;
•	any foreclosure or deed in lieu of foreclosure of our assets;
•	additions or departures of trustees, key executives, and other employees;
•	actions by institutional shareholders;
•	uncertainties in world financial markets;
•	general market and economic conditions; and
•	the realization of any of the other risk factors described in this report.

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

Our trustees beneficially own approximately 54.5% of our common shares and approximately 44.6% of our total common shares and preferred shares, on an as-converted basis, as of October 1, 2026. As a result, these persons may be able to exercise significant influence over the outcome of shareholder votes, including votes concerning the election of trustees, the adoption or amendment of provisions in our declaration of trust or bylaws and the approval of mergers and other significant corporate transactions.

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

Our board of trustees has the authority to issue up to 400,000,000 common shares and 50,000,000 preferred shares of beneficial interest. Any issuance of equity or securities convertible into or exchangeable for our equity securities, including for the purposes of expansion of our business, may have a dilutive effect on our existing shareholders.

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

•	our ability to consummate our plan of liquidation and perform our obligations under the settlement agreement related to the jointly administered bankruptcy cases;
•	our ability to consummate the Whitestone Uptown Tower plan of reorganization
•	our ability to develop, fund, and execute our business plan; and
•	our ability to continue as a going concern.

These risks and uncertainties could affect our business and operations in various ways. For example, transactions outside the ordinary course of business are subject to the prior approval of the bankruptcy court, which may limit our ability to respond timely to certain events or take advantage of opportunities.

In December 2025, the bankruptcy court in the jointly administered bankruptcy cases approved a settlement agreement between the plan agent and Whitestone REIT, Whitestone REIT Operating Partnership, L.P. and Whitestone TRS, Inc. settling the claims between us and the Whitestone parties and creating reserves for the payment of claims and the administration of the jointly administered bankruptcy estates. The Whitestone parties have asserted an interpretation of the agreement with which we disagree relating to whether ongoing distributions outside the scope of the agreement should be directed to Whitestone REIT Operating Partnership, L.P., and these disputes are ongoing. The bankruptcy court retains jurisdiction to enforce the settlement agreement or decide any claims or disputes that may arise or result from or be connected with the settlement agreement. Claims in the Whitestone Uptown Tower, LLC bankruptcy case were not settled as part of this agreement and remain outstanding as of the date of this report.

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

Following the commencement of the bankruptcy cases, the price of our common shares, Class A Cumulative Convertible Preferred Shares and Class C Convertible Preferred Shares may decrease in value or become worthless. Accordingly, any trading in our shares during the pendency of our bankruptcy cases is highly speculative and poses substantial risks to holders and purchasers of our shares. Recoveries in the bankruptcy cases for holders of shares, if any, will depend upon our ability to implement our plans of liquidation and reorganization, the treatment of claims under the plans and the value of our assets. We expect that shareholders would not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness, are paid in full. We also expect our shareholders’ equity to decrease as we use cash on hand to support our operations in bankruptcy. We may not be able to implement a post-bankruptcy business plan. Consequently, there is a significant risk that the holders of our shares will receive no recovery under the bankruptcy cases and that our shares will be worthless.

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

Item 2. Properties.

General Physical and Economic Attributes

As of December 31, 2025, we did not own any properties. Our principal executive office is located in leased facilities at 9825 E Bell Rd., Suite 130, Scottsdale, Arizona 85260. The rent under the lease is $2,700 per month, and the lease expires in November 2026.

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

Jointly Administered Bankruptcy Cases

On March 4, 2024, bankruptcy cases were filed for Pillarstone Capital REIT and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower. The bankruptcy cases were consolidated into the jointly administered bankruptcy cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as, but separate cases from, the Whitestone Uptown Tower, LLC bankruptcy case described under “—Uptown Tower” below.

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

○

the debtors shall use $1,000,000.00 of the Partnership Estate Funds to establish the “Partnership Tax Reserve”. The plan agent shall direct the debtors to use the Partnership Tax Reserve to satisfy state and federal tax claims owed by Pillarstone OP and us. The debtors shall make such payments as directed by the plan agent;

○

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

○

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

●	upon entry of the final order approving the motion to approve the settlement, the plan agent and Whitestone OP shall promptly move to dismiss with prejudice:

○	the adversary proceeding commenced by Pillarstone OP in the jointly administered bankruptcy cases;
○	the Houston litigation discussed in “—Houston Case” above; and
○	the Delaware litigation discussed in “—Delaware Case” above;

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

In June 2024, Whitestone Uptown Tower, LLC and Whitestone OP each settled with the lender. Whitestone Uptown Tower entered into a loan agreement with American Bank, N.A. for a loan amount of up to $1,500,000, secured by Uptown Tower and all of the other assets of Whitestone Uptown Tower. Whitestone Uptown Tower paid approximately $1.1 million to the prior lender, and the prior lender retained approximately $2.2 million of trapped cash and escrows from the cash sweep, which does not include portions of the tax escrow balance used to pay real estate taxes, and the approximately $13.6 million mistakenly sent to it by Whitestone OP in satisfaction of the prior mortgage loan.

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

The number of holders of record of our common shares was 97 as of March 31, 2026, and we estimate we have approximately 250 beneficial holders of common shares as of that date. As of October 1, 2026, we had 657,084 common shares of beneficial interest outstanding.

The following table sets forth the quarterly high and low sale prices per share of our common shares for the years ended December 31, 2025 and 2024 as reported on the Expert Market, where the common shares were quoted as of those dates. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

For the Year Ended December 31, 2025	High	Low

First Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02

For the Year Ended December 31, 2024	High	Low

First Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities in 2025.

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

Overview

We are a Maryland real estate investment trust ("REIT") engaged in investing in, owning and operating commercial properties. As of December 31, 2025, we owned all of the equity of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”), our operating partnership, and serve as its general partner. Substantially all of our operations and activities have been conducted for the benefit of and through Pillarstone OP. As of December 31, 2025, all of the Real Estate Assets owned by subsidiaries of Pillarstone OP have been sold pursuant to the plans of liquidation and reorganization as part of bankruptcy filings made by us and each of our subsidiaries.

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

On March 4, 2024, bankruptcy cases were filed for Pillarstone Capital REIT and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower. The bankruptcy cases were consolidated into the jointly administered bankruptcy cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as, but separate cases from, the Whitestone Uptown Tower, LLC bankruptcy case.

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

In October 2024, our subsidiary owning the 9101 LBJ Freeway property sold it for a purchase price of $5,753,000, or approximately $5.1 million after deductions, closing costs and commissions.

In October 2024, our subsidiary owning the Interstate 10 Warehouse property sold it for a purchase price of $8,400,000, or approximately $8.1 million after deductions, closing costs and commissions.

In February 2025, our subsidiary owning the Corporate Park Woodland II property sold it for a purchase price of $1,650,000, or approximately $1.56 million after deductions, closing costs and commissions.

In July 2025, our subsidiary owning the Uptown Tower property sold it for a purchase price of $20,000,000, or approximately $17.3 million after deductions, closing costs and commissions.

In July 2025, in a series of related transactions, the subsidiaries owning the remaining Real Estate Assets sold them as follows:

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

These sales were completed pursuant to the plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower plan of reorganization. We are considering our strategic plans following the outcome of the proceedings in the bankruptcy cases.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Comparison of the Years Ended December 31, 2025 and 2024

The following provides a comparison of our results of operations (dollars in thousands):

	Year Ended December 31,
	2025 (1, 2)	2024 (1, 2)
Total revenues	$-	$-
Total operating expenses	439	288
Total other expenses (income)	(16)	(844)
Provision for income tax expense	-	486
Income (loss) from continuing operations	(423)	70
Income from discontinued operations, net of income taxes	-	81
Net income (loss)	(423)	151
Less: Non-controlling interest in subsidiary	-	66
Net income (loss) available to Common Shareholders	$(423)	$85

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

Revenues. We had no revenues for the years ended December 31, 2025 and 2024. All of our revenue producing activities were conducted in subsidiaries which have been deconsolidated because of their bankruptcy filings.

Expenses. Our operating expenses were $439 thousand for the year ended December 31, 2025 compared to $288 thousand for 2024. The increase was primarily due to higher executive compensation between periods. In 2025, we recorded reimbursements from Pillarstone OP totaling $671 thousand for operating and administrative expenses. We receive these reimbursements at the time we expend cash for allowable expenses. In the same period of 2024, we recorded reimbursements totaling $229 thousand.

Other income for 2024 principally includes a gain of $864 thousand on the deconsolidation of Pillarstone OP and its subsidiaries.

Our effective tax rate for the years ended December 31, 2025 and 2024 was 0% and 87%, respectively. In 2024, we recognized a 100% valuation allowance against our net deferred tax assets because of the deconsolidation of our remaining subsidiaries that had operations. We had no current tax obligations in 2025 and the valuation allowance remained in place.

Income from Discontinued Operations. The financial condition and results of operations of the deconsolidated subsidiaries were presented as discontinued operations in our consolidated financial statements for periods presented before their deconsolidation. For 2024, we reported income from discontinued operations of $81 thousand. The March 31, 2024 period was the last period before the final deconsolidation.

Noncontrolling interest in subsidiary represents the share of earnings of Pillarstone OP allocable to holders of partnership interests other than us. There were no noncontrolling interests during the periods following the dates of deconsolidation.

Liquidity and Capital Resources

As of December 31, 2025, our unrestricted cash resources were $4.2 million.

Significant sources and uses of cash from continuing operations during 2025.

•	Cash used in continuing operations was $20 thousand.
•	Cash from investing activities was $4.05 million consisting of cash received pursuant to the settlement agreement in the jointly administered bankruptcy cases.
•	We had no cash flows from financing activities.

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

Expense Reimbursements. Under the Pillarstone OP Amended and Restated Agreement of Limited Partnership, Pillarstone OP was responsible for all expenses relating to its organization, the ownership of its assets and its operations. It is also responsible for the administrative and operating costs and expenses incurred by Pillarstone Capital REIT as its General Partner, including, without limitation, all expenses relating to the General Partner’s (i) continued existence and subsidiary operations, (ii) offerings and registration of securities, (iii) preparation and filing of any periodic or other reports and communications required under federal, state or local laws and regulations, (iv) compliance with laws, rules and regulations promulgated by any regulatory body, and (v) operating or administrative costs incurred in the ordinary course of business on behalf of Pillarstone OP; provided, however, that such costs and expenses shall not include any administrative or operating costs of the General Partner attributable to assets owned by the General Partner directly and not through Pillarstone OP or its subsidiaries. We have no assets, activities or operations other than those related to Pillarstone OP.

Indemnification provisions within the Pillarstone OP Amended and Restated Agreement of Limited Partnership also provides for indemnification by Pillarstone OP of all losses, claims, damages, liabilities, joint or several, expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts, arising from or in connection with any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, relating to Pillarstone OP or the General Partner or the operation of, or the ownership of property in which an indemnitee may be involved, or is threatened to be involved, unless a court of competent jurisdiction establishes that indemnification was not permitted under the circumstances described in the Pillarstone OP Amended and Restated Agreement of Limited Partnership.

These reimbursement provisions provided us with critical sources of cash and liquidity to maintain our operations. Following Whitestone’s abrupt termination of managerial services to Pillarstone OP, we incurred significant costs to internalize management and to select and implement an enterprise-wide system of our own. We also incurred substantial legal costs in our litigation with Whitestone. We recorded reimbursements from Pillarstone OP totaling $671 thousand and $229 thousand in the years ended December 31, 2025 and 2024, respectively, for operating and administrative expenses incurred.

Indebtedness. The Company’s indebtedness at December 31, 2025 is presented in Item 8, “Financial Statements – Note 3 – Convertible Notes Payable”.

Indebtedness previously owed by Whitestone Uptown Tower, LLC under its mortgage loan for the Uptown Tower property was fully repaid in 2025 in connection with the sale of the property.

We had approximately $198,000 of convertible notes payable and corresponding accrued interest of approximately $200,000 as of December 31, 2025. The convertible notes payable were convertible by the noteholders into Common Shares at the rate of $1.331 per Common Share at any time. The commencement of our bankruptcy case constituted an event of default under the notes, pursuant to which all principal and accrued interest became automatically and immediately due and payable. In January 2026, we repaid the convertible notes including only interest accrued prior to the filing of the bankruptcy petition.

Long Term Liquidity and Operating Strategies.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses and have an accumulated deficit of approximately $25.2 million as of December 31, 2025 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

○

the debtors shall use $1,000,000.00 of the Partnership Estate Funds to establish the “Partnership Tax Reserve”. The plan agent shall direct the debtors to use the Partnership Tax Reserve to satisfy state and federal tax claims owed by Pillarstone OP and us. The debtors shall make such payments as directed by the plan agent;

○

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

○

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

●	upon entry of the final order approving the motion to approve the settlement, the plan agent and Whitestone OP shall promptly move to dismiss with prejudice:

○	the adversary proceeding commenced by Pillarstone OP in the jointly administered bankruptcy cases;
○	the Houston litigation discussed in Part I, Item 3 “Legal Proceedings—Houston Case” above; and
○	the Delaware litigation discussed in Part I, Item 3 “Legal Proceedings —Delaware Case” above;

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

Interest Rates and Inflation

We were not significantly affected by rising interest rates during the periods presented in this report due primarily to having 100% of our debt with a fixed rate as of December 31, 2025. Any new indebtedness may be at higher rates than the 10% base rate of interest under our convertible note agreements. If we are not able to incur indebtedness on favorable terms to us, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

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

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were not effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

In connection with the preparation of our annual consolidated financial statements, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Management has concluded that, based on applying the COSO criteria, as of December 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

While we believe that these efforts will improve our internal control over financial reporting, our remediation efforts are ongoing and will require validation and testing of the design and operating effectiveness of internal controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Our efforts to internalize management, establish new accounting and financial reporting processes and implement new systems have resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance.

Trustees and Executive Officers

Our Board is divided into three classes with each class to be as nearly equal in number as possible and with trustees each serving for a three-year term. Our Board currently consists of five trustees.

The following table sets forth information for our current trustees and executive officers:

Name	Age	Position	Trustee Class Designation	Trustee Term Expiration(1)
Bradford D. Johnson	68	President, Chief Executive Officer and Trustee	Class I	2025
James C. Mastandrea	83	Chairman of Board of Trustees	Class I	2025
John J. Dee	75	Trustee	Class II	2024
Dennis H. Chookaszian	83	Trustee	Class III	2023
Kathy M. Jassem	80	Trustee	Class III	2023
Daniel P. Kovacevic	67	Chief Financial Officer	-	-
William J. Carter	79	Chief Operating Officer	-	-

(1)

Due to the financial reporting issues resulting from the termination of the management agreements with Whitestone discussed in this report, the Company’s 2023, 2024, 2025 and 2026 Annual Meetings of Shareholders have been postponed. An annual meeting has not been rescheduled as of the date of filing of this report.

Each of the individuals listed above served in the positions listed above at the time of the filings of the bankruptcy petitions described in Part I, Item 3, “Legal Proceedings” in this report.

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

Our Board has adopted a formal written charter for each committee. The charters are available on the Governance Documents page of our website at www.pillarstone-capital.org. The information contained on our website is not, and should not be considered, a part of this report. A copy of each charter is available to shareholders free of charge upon written request to the Company’s Secretary at: Pillarstone Capital REIT, Attention: Secretary, 9825 E Bell Rd., Suite 130, Scottsdale, Arizona 85260.

Audit Committee

We have a separately designated standing Audit Committee of the Board consisting of Mr. Chookaszian, who serves as Chairman, and Ms. Jassem. Mr. Chookaszian also serves as the audit committee financial expert, as defined by the SEC. Each member of the Audit Committee satisfies the independence standards and financial literacy requirements set forth under NYSE MKT listing standards and the applicable rules of the SEC. The Audit Committee is directly responsible for engaging and reviewing the performance of our independent public auditors, oversees our accounting and financial reporting processes, considers and approves the range of audit and non-audit fees, reviews the adequacy of our internal accounting controls and procedures and resolves disagreements between management and our independent public auditors.

Nominating Committee

Mr. Chookaszian is currently the sole member of the Nominating Committee. The Nominating Committee is responsible for identifying individuals qualified to become trustees and for evaluating potential or suggested trustee nominees. In order for an individual to qualify for nomination or election as a trustee, an individual, at the time of nomination, must have substantial expertise, experience or relationships relevant to the real estate business, which may include:

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

Code of Conduct and Ethics

Our Board has adopted a Code of Conduct and Ethics that applies to all officers, trustees and employees of Pillarstone, including our principal executive officer, principal financial officer, principal accounting officer, and any person performing similar functions. We have posted our Code of Conduct and Ethics on the Governance Documents page of our website at www.pillarstone-capital.org. If we amend or grant any waiver from a provision of our Code of Conduct and Ethics, we will promptly disclose such amendment or waiver in accordance with and if required by applicable law, including by posting such amendment or waiver on our website at the address above.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, trustees and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership with the SEC. Officers, trustees and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Form 4s filed by trustees reporting share transactions, grants of restricted shares and options furnished to us, or written representations that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, we believe that for the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, trustees and greater than 10% shareholders were complied with, other than delinquent Form 3s to be filed by Bradford D. Johnson, Daniel P. Kovacevic and William Carter.

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

Summary Compensation Table

The following table sets forth the overall compensation earned by the named executive officers for the fiscal years ended December 31, 2025 and 2024 and each person who was a named executive officer during the year ended December 31, 2025.

Name and principal position	Year	Salary ($)		Bonus ($)	All other compensation ($)	Total ($)
Bradford D. Johnson	2025	221,510.40	(1)	-	-	221,510.40	(1)
President and Chief Executive Officer	2024	-		-	-	-

Daniel P. Kovacevic	2025	135,000		-	-	135,000
Chief Financial Officer	2024	135,000		-	-	135,000

(1)	Includes $40,000 earned in 2024 but paid in 2025.

In January 2025, we entered into an executive compensation agreement with Mr. Johnson, pursuant to which Mr. Johnson continues in his role and responsibilities as our Chief Executive Officer, President and Trustee, and Pillarstone OP will pay Mr. Johnson a base salary of (i) $20,000 per month for November 2024, December 2024 and January 2025, (ii) $16,000 per month thereafter through the earlier of the disposition of the Real Estate Assets in Houston and November 2025, unless extended by agreement with Whitestone OP; and (iii) $5,000 per month after the disposition of the Houston Real Estate Assets if Uptown Tower remains unsold, continuing until the earlier of the disposition of Uptown Tower and September 1, 2025. Mr. Johnson was entitled to a performance bonus of $150,000 if sales of all of the Houston Real Estate Assets closed by May 31, 2025 and $75,000 if a sale of Uptown Tower closed on or before May 31, 2025. The Real Estate Assets were sold between October 2024 and July 2025.

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

Equity Compensation Plan Information

The table set forth below provides information as of December 31, 2025 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Equity Compensation Plans Approved/Not Approved by Security Holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders

2016 Equity Plan(1)			2,338,569
Vested issued common shares			(251,915)

Available for grant at December 31, 2025			2,086,654

2004 Share Option Plan
Restricted common shares	5,333
	5,333		n/a

Equity compensation plans not approved by security holders
Common shares	6,667	$—

	6,667	$—	—

Total all plans – Common shares(1)	12,000		2,086,654

(1)	The 2016 Equity Plan terminated in March 2026, at which time the shares underlying the plan were no longer available for future issuance.

Compensation of Trustees

During 2020, the Management, Organization, and Compensation Committee recommended to the Board, and the Board approved, paying an annual trustee fee of $30,000 to each non-employee trustee in common shares from the 2016 Equity Plan approved by shareholders in 2016, with each trustee having the option to receive up to 50% in cash and the balance in common shares. Due to the Status Quo Order issued by the Court of Chancery of the State of Delaware in the Delaware lawsuit, the non-employee trustees could not be paid in common shares, a practice that continued following the bankruptcy case. The non-employee trustees earned trustee fees in 2025 as follows:

Name	Fees earned or paid in cash ($)	Total ($)
Dennis H. Chookaszian	$30,000.00	$30,000.00
John J. Dee	$30,000.00	$30,000.00
Kathy M. Jassem	$30,000.00	$30,000.00
James C. Mastandrea	$30,000.00	$30,000.00

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table includes certain information as of October 1, 2026 with respect to the beneficial ownership of our shares by: (i) each person known by us to own more than 5% in interest of the outstanding shares; (ii) each of the trustees; (iii) each of our executive officers; and (iv) all of the trustees and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

	Common Shares(2)			Preferred A Shares(3)			Preferred C Shares		Total Common Shares and Preferred Shares(5)
Name and Address(1)	Number		Percent(6)	Number		Percent(6)	Number	Percent	Number		Percent(6)
James C. Mastandrea	178,830	(7)	27.2%	161,410	(17)	62.9%	56,944	24.6%	797,500	(19)	26.3%
Paragon Real Estate Development, LLC	163,117	(8)	24.8%	161,410	(17)	62.9%	—	—	212,347	(20)	7.0%
Estate of Paul T. Lambert	100,605	(9)	15.3%	—		—	62,500	26.9%	725,605	(21)	23.9%
John J. Dee	4,000	(10)	*	—	(18)	—	12,500	5.4%	129,000	(22)	4.3%
Dennis H. Chookaszian	117,651	(11)	17.9%	—		—	22,500	9.7%	342,651	(23)	11.3%
Kathy M. Jassem	57,319		8.7%	—		—	2,500	1.1%	82,319	(24)	2.7%
Bradford D. Johnson	—		—	—		—	—	—
Dan P. Kovacevic	—		—	—		—	—	—
William Carter	—		—	—		—	—	—
Daniel G. DeVos	2,000	(12)	*	—		—	62,500	26.9%	627,000	(25)	20.7%
Barbara S. Oliver	—			—		—	12,500	5.4%	125,000	(26)	4.1%
Timothy D. O'Donnell	32,207	(13)	4.9%	—			—	—
90 Broad Street						—			32,207		1.1%
New York, NY 10004
Mark Schurgin	80,598	(14)	12.3%	—			—	—
9841 Airport Boulevard						—			80,598		2.7%
Los Angeles, CA 90045
All trustees and current executive officers as a group(15)	357,800	(16)	54.5%	161,410		62.9%	94,444	40.7%	1,351,470	(27)	44.6%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of all beneficial owners is our corporate address at 9825 E Bell Rd., Suite 130, Scottsdale, Arizona 85260.
(2)

Percentages based on 657,084 common shares outstanding, not including 38,130 shares held in treasury. Percentages also include 6,667 restricted shares issuable to an independent third party that Mr. Mastandrea has the right to vote.

(3)

Percentages based on 256,636 Preferred A Shares outstanding as of October 1, 2026, which convert to 53,610 common shares as follows: 161,410 Preferred A Shares are each convertible into 0.305 common shares and 95,226 Preferred A Shares are each convertible into 0.046 common shares.

(4)	Percentages based on 231,944 Preferred C Shares outstanding as of October 1, 2026, which convert to 2,319,440 common shares. Each Preferred C Share is convertible into 10 common shares.
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

At December 31, 2025, we owed interest payable of approximately $100 thousand to trustees, which does not include approximately $51.7 thousand owed to the estate of Mr. Lambert, who served as our trustee until his death in November 2024 and approximately $48 thousand owed to another former trustee.

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

In December 2025 over our objections, the bankruptcy court in the jointly administered bankruptcy cases issued an order approving an agreement between the plan agent and Whitestone REIT, Whitestone OP and Whitestone TRS settling the Whitestone claims in the jointly administered bankruptcy cases. Following our payment to Whitestone OP of approximately $33.4 million in December 2025 pursuant to the settlement agreement, Whitestone OP’s ownership in Pillarstone OP, then consisting of one OP Unit, no longer represented a majority interest of Pillarstone OP. In July 2026, a subsidiary of Ares Management Corporation acquired Whitestone REIT in a merger transaction, constituting a Change of Control under the Contribution Agreement. As a result, Pillarstone OP repurchased the last remaining OP Unit held by Whitestone OP for an aggregate repurchase price of $1.34 in August 2026, the funds for which were advanced by us.

Mr. Mastandrea, our Chairman and former Chief Executive Officer, also served as the Chairman and Chief Executive Officer of Whitestone REIT until January 18, 2022, and beneficially owned approximately 3.6% of the outstanding equity in Whitestone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act).

Mr. Dee, then the Senior Vice President, Chief Financial Officer, and Secretary of the Company, also served as the Chief Operating Officer and Corporate Secretary of Whitestone REIT until February 9, 2022, and beneficially owned less than 1% of the outstanding equity in Whitestone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act).

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

The following individuals loaned the following face amounts that accrue interest at 10% per annum, as of December 31, 2025, as follows:

Trustee	Face Amount	Accrued Interest
Dennis H. Chookaszian	$28,888	$23,957
Daniel G. DeVos	$47,780	$39,625
Paul T. Lambert	$51,112	$42,388
James C. Mastandrea	$52,224	$43,310
John J. Dee	$17,776	$14,742
Totals	$197,780	$164,022

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

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees billed for professional services rendered to us by M&K CPAS, PLLC for the fiscal years ended December 31, 2025 and 2024:

Types of Services	Total Approximate Fees
	2025	2024
Audit Fees (1)	$49,000	$67,500
Audit-Related Fees		–
Tax Fees		–
All Other Fees		–
Total	$49,000	$67,500

(1)	Fees for audit services billed include audits, review of financial statements and reviews of required SEC filings.

Pre-Approval Policies and Procedures

Before the independent auditors are engaged by us to render audit or permissible non-audit services, the Audit Committee approves the engagement. The Audit Committee also reviews the scope of any audit and other assignments given to our auditors to assess whether such assignments would affect their independence. The Audit Committee approved the payment by us of all fees billed to us by our principal accountant firms in 2025 and 2024.

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

101

The following financial information of the Registrant for the years ended December 31, 2025 and 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

PILLARSTONE CAPITAL REIT

Date: October 7, 2026	By:	/s/ Bradford D. Johnson
Bradford D. Johnson, President and Chief Executive Officer
(Principal Executive Officer)

PILLARSTONE CAPITAL REIT

Date: October 7, 2026	By:	/s/ Daniel P. Kovacevic
Daniel P. Kovacevic, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bradford D. Johnson, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradford D. Johnson Bradford D. Johnson	Trustee, President and Chief Executive Officer	October 7, 2026

/s/ Dennis H. Chookaszian Dennis H. Chookaszian	Trustee	October 7, 2026

/s/ John J. Dee John J. Dee	Trustee	October 7, 2026

/s/ Kathy M. Jassem Kathy M. Jassem	Trustee	October 7, 2026

/s/ James C. Mastandrea James C. Mastandrea	Trustee	October 7, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of Pillarstone Capital REIT

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pillarstone Capital REIT (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern:

Due to factors such as lack of operations and having an accumulated deficit, the Company evaluated the need to include a going concern qualification in the consolidated financial statements. See discussion in Note 1.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2025.

The Woodlands, TX

October 7, 2026

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2025	2024

ASSETS
Cash and cash equivalents	$4,176	$146
Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	-	4,050
Total assets	$4,176	$4,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,044	$604
Payable due to related party	-	22
Convertible notes payable	198	198
Accrued interest payable	164	179
Total liabilities	1,406	1,003

Commitments and contingencies

Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at December 31, 2025 and 2024, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at December 31, 2025 and 2024, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at December 31, 2025 and 2024	7	7
Additional paid-in capital	28,755	28,755
Accumulated deficit	(25,196)	(24,773)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total shareholders' equity	2,770	3,193
Total liabilities and shareholders' equity	$4,176	$4,196

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024

Revenues	$-	$-

Operating expenses
General and administrative	439	288
Total operating expenses	439	288

Other expenses (income)
Interest expense, net	(16)	20
Gain on deconsolidation of Pillarstone OP	-	(864)
Total other expenses (income)	(16)	(844)

Income (loss) before income taxes	(423)	556
Provision for income taxes	-	(486)

Income (loss) from continuing operations	(423)	70
Income from discontinued operations, net of income taxes	-	81

Net income (loss)	(423)	151
Less: Noncontrolling interest in subsidiary	-	66
Net income (loss) attributable to Common Shareholders	$(423)	$85

Income (loss) from continuing operations:
Basic	$(0.86)	$0.17
Diluted	$(0.86)	$0.03
Income from discontinued operations:
Basic	$-	$0.03
Diluted	$-	$0.00
Earnings (loss) per share:
Basic	$(0.86)	$0.20
Diluted	$(0.86)	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$3	$2	$7	$28,755	$(24,858)	$(801)	$3,108	$26,619	$29,727
Deconsolidation of Pillarstone OP	-	-	-	-	-	-	-	(26,685)	(26,685)
Net income	-	-	-	-	85	-	85	66	151

Balance at December 31, 2024	3	2	7	28,755	(24,773)	(801)	3,193	-	3,193
Net loss	-	-	-	-	(423)	-	(423)	-	(423)

Balance at December 31, 2025	$3	$2	$7	$28,755	$(25,196)	$(801)	$2,770	$-	$2,770

The accompanying notes are an integral part of the consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024

Cash flows from operating activities:
Income (loss) from continuing operations	$(423)	$70
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities:
Gain on deconsolidation of Pillarstone OP	-	(864)
Deferred tax expense	-	486
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	63
Accounts payable and accrued expenses	425	238
Payable due to related party	(22)	-
Net cash from operating activities - continuing operations	(20)	(7)
Net cash from operating activities - discontinued operations	-	63
Net cash from operating activities	(20)	56

Cash flows from investing activities:
Bankruptcy distribution from Pillarstone Capital REIT Operating Partnership LP	4,050	-
Net cash from investing activities - continuing operations	4,050	-
Net cash from investing activities - discontinued operations	-	(55)
Net cash from investing activities	4,050	(55)

Cash flows from financing activities:
Net cash from financing activities - continuing operations	-	-
Net cash from financing activities - discontinued operations	-	-
Net cash from financing activities	-	-

Net change in cash and cash equivalents	4,030	1
Cash and cash equivalents at beginning of period	146	145
Cash and cash equivalents at end of period	$4,176	$146

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	-	28

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

At December 31, 2025, all of the Real Estate Assets owned by Pillarstone OP have been sold pursuant to the plans of liquidation and reorganization as part of bankruptcy filings made by Pillarstone and each of the entities we controlled.

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

As a result of the Contribution Agreement, Whitestone OP owned approximately 81.4% and Pillarstone owned approximately 18.6% of the outstanding equity in Pillarstone OP.

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

On March 4, 2024, bankruptcy cases were filed for Pillarstone Capital REIT and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower, which were consolidated into the jointly administered bankruptcy cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as, but separate cases from, the Whitestone Uptown Tower, LLC bankruptcy case.

In October 2024, Pillarstone OP sold 9101 LBJ Freeway for a purchase price of $5,753,000, or approximately $5.1 million after deductions, closing costs and commissions. In October 2024, Pillarstone OP sold Interstate 10 Warehouse for a purchase price of $8,400,000, or approximately $8.1 million after deductions, closing costs and commissions.

In February 2025, Pillarstone OP sold Corporate Park Woodland II for a purchase price of $1,650,000, or approximately $1.56 million after deductions, closing costs and commissions.

In July 2025, Pillarstone OP sold Uptown Tower for a purchase price of $20,000,000, or approximately $17.3 million after deductions, closing costs and commissions.

In July 2025, in a series of related transactions, Pillarstone OP sold:

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

These sales were completed pursuant to the plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower plan of reorganization.

In December 2025, we received $4.05 million as part of the settlement in the jointly administered bankruptcies of Pillarstone OP, Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC. We expect no further settlements related to Pillarstone OP and its subsidiaries in the jointly administered bankruptcy cases.

Going Concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. In addition to the events described above, we have incurred significant losses and have an accumulated deficit of approximately $25.2 million as of December 31, 2025 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the deferred taxes and the related valuation allowance for deferred taxes.

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

We file tax returns federally and in the state of Texas. Our returns for periods prior to 2023 are no longer subject to examination by tax authorities in these jurisdictions. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. If a tax position meets the “more likely than not” recognition criteria, accounting guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. We record income tax related interest and penalties, if any, as a component in the provision for income tax expense.

Earnings per share – Basic earnings per share amounts are calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share amounts are calculated by dividing income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding which are not antidilutive. Common stock equivalents represent shares issuable upon the assumed conversion of outstanding convertible notes and preferred shares and the assumed exercise of outstanding options.

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

Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our convertible debt instrument, which consisted of a fixed rate unsecured note, approximated its carrying amounts due to the near-term maturity of the instrument.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require reporting entities to disclose annual income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes and to provide additional disaggregated information for individual jurisdictions that equal or exceed 5% of total income taxes paid, net of refunds. ASU 2023-09 also requires public business entities to disclose additional categories of information about federal, state, and foreign income taxes in their annual rate reconciliation table and provide more information about some categories if the quantitative threshold is met. The ASU will also require disclosure of amounts and percentages in the annual rate reconciliation table, rather than amounts or percentages, and will eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. We adopted ASU 2023-09 starting with the Company’s 2025 annual financial statements and are making prospective disclosures in these financial statements.

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

Pillarstone OP and its subsidiaries’ results of operations for periods presented before its deconsolidation are presented as discontinued operations in our consolidated financial statements. The following is a summary of the major classes of line items constituting income from discontinued operations shown in the consolidated statements of operations:

Year Ended December 31,
2024
Revenues:
Rental	$851
Transaction and other fees	1
Total revenues	852

Operating expenses:
Depreciation and amortization	142
Operating and maintenance	371
Real estate taxes	202
Management fees	56
Total operating expenses	771

Income (loss) before income taxes	81
Provision for income taxes	-

Income (loss) from discontinued operations, net of income taxes	$81

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

On November 20, 2015, five trustees on our board of trustees, two of whom are no longer trustees, loaned $198 thousand to the Company in exchange for convertible notes payable. The convertible notes payable accrue interest at 10% per annum and originally matured on November 20, 2018. The convertible notes payable were convertible by the noteholders into common shares at the rate of $1.331 per common share at any time. Accrued interest on these convertible notes was approximately $164 thousand as of December 31, 2025 and $179 thousand as of December 31, 2024. In January 2026, we repaid the convertible notes including only interest accrued prior to the filing of the bankruptcy petition pursuant to our plan of liquidation and bankruptcy court proceedings.

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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted common shares:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2023	168,449	$11.44
Vested	-	-
Unvested at December 31, 2024	168,449	$11.44
Vested	-	-
Unvested at December 31, 2025	168,449	$11.44

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

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan ("2016 Plan"). The 2016 Plan provides that awards may be made in common shares of the Company or units in the Company’s operating partnership, which may be converted into common shares. There were 2,086,654 shares available for grant under the 2016 Plan at December 31, 2025. The plan expired on March 23, 2026.

The Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation in the periods ended December 31, 2025 or 2024.

Options. The Company had a single option award outstanding for 667 shares of our Common Stock for $33.75. This option terminated in February 2025.

6.	Income Taxes

The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the recoverability of its deferred tax assets on a quarterly basis. There was no income tax expense (benefit) for the year ended December 31, 2025. In 2024, the Company had deferred income tax expense of $486 thousand.

As part of the Pillarstone OP bankruptcy settlement, a $1 million “Partnership Tax Reserve” was established to satisfy state and federal tax obligations through the December 31, 2025 arising from the Company’s allocable share of Pillarstone OP’s taxable income.

A reconciliation of the expected statutory federal tax and the total income tax expense from continuing operations was as follows:

	Year Ended December 31,
	2025		2024

Federal statutory rate	$(89)	21%	$117	21%
Effect of:
Taxes of previously consolidated partnership paid from Partnership Tax Reserve	456	(108)%	-	0%
Change in valuation allowance	(367)	87%	464	83%
Other, net	-	-%	(95)	(17)%

Total income tax expense	$-	-%	$486	87%

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets and (liabilities):
Acquisition and organizational costs	$-	$36
Net operating losses	141	52
Depreciation and amortization	-	(96)
Accruals and other	(44)	472
Net deferred tax asset before valuation allowance	97	464
Valuation allowance	(97)	(464)
Net deferred tax asset	$-	$-

7.	Earnings per Share

The following is the computation of earnings per basic and diluted share:

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024

Numerator:
Income (loss) from continuing operations	$(423)	$70
Add: After tax effect of convertible notes interest	-	16
Income (loss) from continuing operations attributable to Common Stockholders	(423)	86
Income from discontinued operations, net of income taxes	-	81
Less: Noncontrolling interest in subsidiary	-	(66)
Income from discontinued operations attributable to Common Stockholders	-	15
Net earnings (loss) attributable for dilutive securities	$(423)	$101

Denominator:
Weighted average number of common shares - basic	493,968	493,968
Dilutive effect of:
Shares issuable upon conversion of convertible notes payable (1)	254,391	254,391
Shares issuable upon conversion of 95,226 Class A Preferred Shares (1)	4,380	4,380
Shares issuable upon conversion of 231,944 Class C Preferred Shares (1)	2,319,440	2,319,440
Weighted average number of common shares - potentially dilutive	493,968	3,072,179

Income (loss) from continuing operations:
Basic	$(0.86)	$0.17
Diluted	$(0.86)	$0.03
Income from discontinued operations:
Basic	$-	$0.03
Diluted	$-	$0.00
Earnings (loss) per share:
Basic	$(0.86)	$0.20
Diluted	$(0.86)	$0.03

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

Expense Reimbursements. Under its Amended and Restated Agreement of Limited Partnership, dated December 8, 2016, Pillarstone OP was responsible for all expenses relating to its organization, the ownership of its assets and its operations. It is also responsible for the administrative and operating costs and expenses incurred by us as General Partner of Pillarstone OP, including, without limitation, all expenses relating to the General Partner’s (i) continued existence and subsidiary operations, (ii) offerings and registration of securities, (iii) preparation and filing of any periodic or other reports and communications required under federal, state or local laws and regulations, (iv) compliance with laws, rules and regulations promulgated by any regulatory body, and (v) operating or administrative costs incurred in the ordinary course of business on behalf of the Partnership; provided, however, that such costs and expenses shall not include any administrative or operating costs of the General Partner attributable to assets owned by the General Partner directly and not through Pillarstone OP or the Subsidiaries.

Indemnification provisions within the Pillarstone OP Amended and Restated Agreement of Limited Partnership also provide for indemnification by Pillarstone OP of all losses, claims, damages, liabilities, joint or several, expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts, arising from or in connection with any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, relating to Pillarstone OP or the General Partner or the operation of, or the ownership of property in which an indemnitee may be involved, or is threatened to be involved, unless a court of competent jurisdiction established that indemnification was not permitted under the circumstances described in the Pillarstone OP Amended and Restated Agreement of Limited Partnership.

These reimbursement provisions provided the Company with critical sources of cash and liquidity to maintain our operations. Following Whitestone’s abrupt termination of managerial services to Pillarstone OP, we incurred significant costs to internalize management, and to select and implement an enterprise-wide system of our own. We also incurred substantial legal costs in our litigation with Whitestone.

The Company had no assets, activities or operations other than those related to Pillarstone OP. Hence, all of our costs and expenses were reimbursable under the applicable provisions of the Amended and Restated Agreement of Limited Partnership. We recorded reimbursements from Pillarstone OP totaling $671 thousand and $229 thousand in the years ended December 31, 2025 and 2024, respectively, for operating and administrative expenses incurred.

Summary. The following table presents the revenue and expenses with related parties included in our consolidated statement of operations (in thousands):

		Year Ended December 31,
	Location of Revenue (Expense)	2025	2024
Interest expense on convertible notes to active trustees (1)	Interest expense, net	-	(19)

(1)   Mr. Paul Lambert served as a trustee from November 1998 until his death in November 2024. He is no longer reported as a related party in 2025.

Receivables due from and payables due to related parties consisted of the following (in thousands):

	Location of Receivable (Payable)	December 31, 2025	December 31, 2024
Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	Receivable from Pillarstone Capital REIT Operating Partnership LP, related party	$-	$4,050
Executive compensation	Accounts payable and accrued expense	(403)	-
Executive indemnification	Accounts payable and accrued expense	(63)	-
Payable due to related party	Payable due to related party	-	(22)
Convertible notes payable (1)	Convertible notes payable - related parties	(99)	(150)
Accrued interest on convertible notes (1)	Accrued interest payable	(100)	(141)

(1)   Mr. Paul Lambert served as a trustee from November 1998 until his death in November 2024. He is no longer reported as a related party in 2025.

9.	Commitments and Contingencies

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

In June 2024, Whitestone Uptown Tower, LLC and Whitestone OP each settled with the lender. Whitestone Uptown Tower entered into a loan agreement with American Bank, N.A. for a loan amount of up to $1,500,000, secured by Uptown Tower and all of the other assets of Whitestone Uptown Tower. Whitestone Uptown Tower paid approximately $1.1 million to the prior lender, and the prior lender retained approximately $2.2 million of trapped cash and escrows from the cash sweep, which does not include portions of the tax escrow balance used to pay real estate taxes, and the approximately $13.6 million mistakenly sent to it by Whitestone OP in satisfaction of the prior mortgage loan.

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

Jointly Administered Bankruptcy Cases

On March 4, 2024, bankruptcy cases were filed for Pillarstone Capital REIT and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower. The bankruptcy cases were consolidated into the jointly administered bankruptcy cases styled In re: Whitestone Industrial-Office, LLC, et. al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as, but separate cases from, the Whitestone Uptown Tower, LLC bankruptcy case.

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