Form 10-Q
period 2026-03-31
PILLARSTONE CAPITAL REIT
filed 2026-11-06
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☒        No ☐

The Registrant had issued 695,214 common shares of beneficial interest, par value $0.01 per share, and had 657,084 outstanding after deducting 38,130 shares held in treasury, as of October 30, 2026.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$2,778	$4,176
Total assets	$2,778	$4,176

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$82	$1,044
Convertible notes payable	-	198
Accrued interest payable	-	164
Total liabilities	82	1,406

Commitments and contingencies

Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at March 31, 2026 and December 31, 2025, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at March 31, 2026 and December 31, 2025, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at March 31, 2026 and December 31, 2025	7	7
Additional paid-in capital	28,755	28,755
Accumulated deficit	(25,270)	(25,196)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total shareholders' equity	2,696	2,770
Total liabilities and shareholders' equity	$2,778	$4,176

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025

Revenues	$-	$-

Operating expenses
General and administrative	74	18
Total operating expenses	74	18

Other expenses (income)
Interest expense, net	-	5
Total other expenses (income)	-	5

Loss before income taxes	(74)	(23)
Provision for income taxes	-	-
Net loss	$(74)	$(23)

Net loss per common share:
Basic	$(0.15)	$(0.04)
Diluted	$(0.15)	$(0.04)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Shareholders' Equity
Balance at December 31, 2025	$3	$2	$7	$28,755	$(25,196)	$(801)	$2,770
Net loss	-	-	-	-	(74)	-	(74)
Balance at March 31, 2026	$3	$2	$7	$28,755	$(25,270)	$(801)	$2,696

Balance at December 31, 2024	$3	$2	$7	$28,755	$(24,773)	$(801)	$3,193
Net loss	-	-	-	-	(23)	-	(23)
Balance at March 31, 2025	$3	$2	$7	$28,755	$(24,796)	$(801)	$3,170

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(74)	$(23)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(962)	17
Accrued interest payable	(164)	6
Net cash from operating activities	(1,200)	-

Cash flows from investing activities:
Net cash from investing activities	-	-

Cash flows from financing activities:
Repayment of convertible notes payable	(198)	-
Net cash from financing activities	(198)	-

Net change in cash and cash equivalents	(1,398)	-
Cash and cash equivalents at beginning of period	4,176	146
Cash and cash equivalents at end of period	$2,778	$146

Supplemental disclosure of cash flow information:
Cash paid for interest	$164	$-
Cash paid for taxes	-	-

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

Liquidity and Financial Resources. On December 8, 2016, we and Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”), a limited partnership of which we are the general partner, entered into a Contribution Agreement (the “Contribution Agreement”) with Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), a subsidiary and the operating partnership of Whitestone REIT, both of which were related parties to Pillarstone and Pillarstone OP. Pursuant to the terms of the Contribution Agreement, Whitestone OP contributed to Pillarstone OP all of the equity interests in four of its wholly-owned subsidiaries (the “Subsidiaries”): Whitestone CP Woodland Ph. 2, LLC, a Delaware limited liability company; Whitestone Industrial-Office, LLC, a Texas limited liability company; Whitestone Offices, LLC, a Texas limited liability company; and Whitestone Uptown Tower, LLC, a Delaware limited liability company (“Uptown Tower”) that owned 14 real estate assets (the “Real Estate Assets” and, together with the Subsidiaries, the “Property”), for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“OP Units”), issued at a price of $1.331 per OP Unit; and (2) the assumption of approximately $65.9 million of liabilities by Pillarstone OP. Pursuant to the Contribution Agreement, Pillarstone became the general partner of Pillarstone OP with an equity ownership interest in Pillarstone OP totaling approximately 18.6% valued at $4.1 million as of the date of the Contribution Agreement. As the general partner of Pillarstone OP, we have had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions.

At the time of the bankruptcy filings in December 2023 and March 2024, we owned eight Real Estate Assets. The eight Real Estate Assets were sold between October 2024 and July 2025, as described below. At March 31, 2026, we no longer owned any Real Estate Assets.

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

In connection with the Contribution Agreement, (1) with respect to each Real Estate Asset (other than the Real Property Asset owned by Uptown Tower), Whitestone TRS, Inc. (“Whitestone TRS”), a subsidiary of Whitestone, entered into a Management Agreement with Pillarstone OP who owned such Real Estate Assets and (2) with respect to Uptown Tower, Whitestone TRS entered into a Management Agreement with Pillarstone OP (collectively, the “Management Agreements”). Pursuant to the Management Agreements with respect to each Real Estate Asset (other than Uptown Tower), Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to such Real Estate Asset in exchange for (x) a monthly property management fee equal to 5.0% of the monthly revenues of such Real Estate Asset and (y) a monthly asset management fee equal to 0.125% of gross asset value ("GAV") (as defined in each Management Agreement as, generally, the purchase price of the respective Real Estate Asset based upon the purchase price allocations determined pursuant to the Contribution Agreement, excluding all indebtedness, liabilities or claims of any nature) of such Real Estate Asset. Pursuant to the Management Agreement with respect to Uptown Tower, Whitestone TRS agreed to provide certain property management, leasing and day-to-day advisory and administrative services to Pillarstone OP in exchange for (x) a monthly property management fee equal to 3.0% of the monthly revenues of Uptown Tower and (y) a monthly asset management fee equal to 0.125% of GAV of Uptown Tower. These activities were conducted by Whitestone TRS and Whitestone REIT using their own employees, processes, and systems and in some cases, third-party providers for services they sub-contracted to perform.

As a result of the Contribution Agreement, Whitestone OP owned approximately 81.4% and Pillarstone owned approximately 18.6% of the outstanding equity in Pillarstone OP. Following the WROP Distribution in December 2025, Whitestone OP’s interest in Pillarstone OP consisted of one OP Unit, which Pillarstone OP repurchased in August 2026 (see Note 8).

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

On March 4, 2024, bankruptcy cases were filed for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower, which were consolidated into the jointly administered cases styled In re: Whitestone Industrial-Office, LLC, et al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as the Whitestone Uptown Tower, LLC bankruptcy case.

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

Going Concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. In addition to the events described above, we have incurred significant losses and have an accumulated deficit of approximately $25.3 million as of March 31, 2026 and need to raise substantial amounts of additional funds to afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. In management’s opinion, the unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of changes in equity and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include deferred taxes and the related valuation allowance for deferred taxes.

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

Recent accounting pronouncements. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require reporting entities to disclose annual income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes and to provide additional disaggregated information for individual jurisdictions that equal or exceed 5% of total income taxes paid, net of refunds. ASU 2023-09 also requires public business entities to disclose additional categories of information about federal, state, and foreign income taxes in their annual rate reconciliation table and provide more information about some categories if the quantitative threshold is met. The ASU will also require disclosure of amounts and percentages in the annual rate reconciliation table, rather than amounts or percentages, and will eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. We adopted ASU 2023-09 in our annual consolidated financial statements for the year ended December 31, 2025 on a prospective basis. ASU 2023-09 affects annual income tax disclosures only and had no effect on these interim consolidated financial statements.

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

On November 20, 2015, five trustees on our board of trustees, one of whom is no longer a trustee and another of whom died in 2024, loaned $198 thousand to the Company in exchange for convertible notes payable. The convertible notes payable accrued interest at 10% per annum and originally matured on November 20, 2018. The convertible notes payable were convertible by the noteholders into common shares at the rate of $1.331 per common share at any time. In January 2026, we repaid the convertible notes, including accrued interest. No convertible notes payable or related accrued interest were outstanding at March 31, 2026.

3.	Shareholders’ Equity

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

Effective June 30, 2003, we issued 696,078 Class A Preferred Shares valued at approximately $2.4 million to James C. Mastandrea, our Chairman and previous Chief Executive Officer and President, and John J. Dee, our previous Chief Financial Officer and Senior Vice President, pursuant to separate restricted share agreements. Under each restricted share agreement, the restricted shares vest upon the date our gross assets exceed $50 million. None of the restricted shares have vested. Although the Company’s consolidated gross assets exceeded $50 million at times prior to the deconsolidation of Pillarstone OP, when considering its 18.6% ownership of Pillarstone OP, the Company’s effective ownership of gross assets was less than $50 million.

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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted common shares:

	Unvested Restricted Common Shares
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2024	168,449	$11.44
Vested	-	-
Unvested at December 31, 2025	168,449	$11.44
Vested	-	-
Unvested at March 31, 2026	168,449	$11.44

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

4.	Stock-Based Compensation

At the 2016 Annual Meeting of Shareholders, our shareholders approved the 2016 Equity Plan ("2016 Plan"). The 2016 Plan provided that awards may be made in common shares of the Company or units in the Company’s operating partnership, which may be converted into common shares. The 2016 Plan expired on March 23, 2026, and no further awards may be granted under it.

The Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation in the three months ended March 31, 2026 or 2025.

Options. The Company had a single option award outstanding for 667 shares of our Common Stock for $33.75. This option terminated in February 2025.

5.	Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended March 31, 2026 and 2025 was 0% and 0%, respectively. In 2024, we recognized a 100% valuation allowance against our net deferred tax assets because of the deconsolidation of our remaining subsidiaries that had operations. The valuation allowance remained in place at March 31, 2026, and we recorded no income tax provision for the three months ended March 31, 2026 or 2025.

6.	Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025

Numerator:
Net loss	$(74)	$(23)
Add: After tax effect of convertible notes interest	-	4
Loss attributable to Common Stockholders	(74)	(19)

Denominator:
Weighted average number of common shares - basic	493,968	493,968
Effect of potentially dilutive securities (1)	-	-
Weighted average number of common shares - diluted	493,968	493,968
Net loss per common share:
Basic	$(0.15)	$(0.04)
Diluted	$(0.15)	$(0.04)

(1)

Because we incurred a net loss in each period presented, diluted loss per share equals basic loss per share. The computation excludes the following potentially dilutive securities because their effect would be anti-dilutive: 4,380 common shares issuable upon conversion of 95,226 Class A Preferred Shares and 2,319,440 common shares issuable upon conversion of 231,944 Class C Preferred Shares in each period, and 254,391 common shares issuable upon conversion of convertible notes payable for the three months ended March 31, 2025. The convertible notes payable were repaid in January 2026. Restricted common shares and restricted Class A Preferred Shares that vest upon the achievement of performance conditions that have not been met are also excluded.

7.	Related Party Transactions

Expense Reimbursements. Under its Amended and Restated Agreement of Limited Partnership, dated December 8, 2016, Pillarstone OP is responsible for all expenses relating to its organization, the ownership of its assets and its operations, subject to the terms of the plan of liquidation and settlement agreement in the jointly administered bankruptcy cases. It is also responsible for the administrative and operating costs and expenses incurred by us as General Partner of Pillarstone OP, including, without limitation, all expenses relating to the General Partner’s (i) continued existence and subsidiary operations, (ii) offerings and registration of securities, (iii) preparation and filing of any periodic or other reports and communications required under federal, state or local laws and regulations, (iv) compliance with laws, rules and regulations promulgated by any regulatory body, and (v) operating or administrative costs incurred in the ordinary course of business on behalf of the Partnership; provided, however, that such costs and expenses shall not include any administrative or operating costs of the General Partner attributable to assets owned by the General Partner directly and not through Pillarstone OP or the Subsidiaries.

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

The Company has no assets, activities or operations other than those related to Pillarstone OP. Hence, all of our costs and expenses are reimbursable under the applicable provisions of the Amended and Restated Agreement of Limited Partnership, subject to the terms of the plan of liquidation and settlement agreement in the jointly administered bankruptcy cases. We recorded reimbursements from Pillarstone OP totaling $51 thousand and $31 thousand in the three months ended March 31, 2026 and 2025, respectively, for operating and administrative expenses incurred.

In February 2026, in connection with the administration of our bankruptcy case, we paid Bradford D. Johnson, our President and Chief Executive Officer, an aggregate of $403,125 of deferred compensation for the periods of July 2022 through October 2024, which was accrued at December 31, 2025. Following the sale of the Real Estate Assets, Mr. Johnson receives an hourly fee of $96.00 for services performed for us. In January 2026, we repaid the convertible notes held by current and former trustees as described in Note 2.

Summary. The following table presents the revenue and expenses with related parties included in our consolidated statement of operations (in thousands):

		Three Months Ended March 31,
	Location of Revenue (Expense)	2026	2025
Interest expense on convertible notes to active trustees	Interest expense, net	-	(3)

Receivables due from and payables due to related parties consisted of the following (in thousands):

	Location of Receivable (Payable)	March 31, 2026	December 31, 2025
Executive compensation	Accounts payable and accrued expenses	$-	$(403)
Executive indemnification	Accounts payable and accrued expenses	-	(63)
Convertible notes payable	Convertible notes payable	-	(99)
Accrued interest on convertible notes	Accrued interest payable	-	(100)

8.	Commitments and Contingencies

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

On July 17, 2023 and July 18, 2023, trial was held in the Delaware lawsuit. Post-trial argument in the lawsuit was held on October 18, 2023. Whitestone has asked the Delaware court to award damages of approximately $51,200,600 and post-judgment interest of $6,820,000 in the filing of its post-trial opening brief on August 28, 2023. On January 25, 2024, the Delaware court issued its opinion and determined that we breached the implied covenant of good faith and fair dealing without resolving the breach of contract or breach of fiduciary duty claims. Although Whitestone asked for monetary damages of $51,200,600 plus interest, the Delaware court declined to award damages.

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

Jointly Administered Bankruptcy Cases

On March 4, 2024, bankruptcy cases were filed for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower. The bankruptcy cases were consolidated into the jointly administered bankruptcy cases styled In re: Whitestone Industrial-Office, LLC, et al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as, but separate cases from, the Whitestone Uptown Tower, LLC bankruptcy case.

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

The plan of liquidation in the jointly administered bankruptcy cases and the plan of reorganization in the Uptown Tower bankruptcy case authorized the sale of all of our properties. Those properties were sold to unrelated third party purchasers between October 2024 and July 2025. Our debts were repaid from the proceeds from these sales of our Real Estate Assets in accordance with our plan of liquidation and the Whitestone Uptown Tower, LLC plan of reorganization in December 2025 and January 2026.

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

●	upon entry of the final order approving the motion to approve the settlement, the plan agent and Whitestone OP shall promptly move to dismiss with prejudice:

o	the adversary proceeding commenced by Pillarstone OP in the jointly administered bankruptcy cases;

o	the Houston litigation discussed under the heading “—Our Texas Lawsuit against Whitestone” above; and

o	the Delaware litigation discussed under the heading “—Delaware Lawsuit by Whitestone OP Against Us” above;

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

9.	Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued. Other than the developments discussed in Notes 1 and 8, there were no subsequent events that required recognition or disclosure in these consolidated financial statements.

* * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 1, 2023, Whitestone Uptown Tower, LLC, an indirect subsidiary of Pillarstone Capital REIT (the “Company,” “Pillarstone,” “we,” “our,” or “us”), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas in the case styled In re: Whitestone Uptown Tower, LLC a/k/a Pillarstone Capital REIT Operating Partnership, Case No. 23-32832-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

On March 4, 2024, bankruptcy cases were filed by Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower, which were consolidated into the jointly administered cases styled In re: Whitestone Industrial-Office, LLC, et al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

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

Overview

We are a Maryland real estate investment trust ("REIT") historically engaged in investing in, owning and operating commercial properties. We are the general partner of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) and have been the sole equity holder of Pillarstone OP since August 2026. Substantially all of our operations and activities were conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. As of March 31, 2026, we no longer owned any Real Estate Assets.

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

On July 19, 2022, we received written notice that Whitestone TRS confirmed termination of the Management Agreements for the eight Real Estate Assets we owned at that time. We had previously communicated to Whitestone our plan to internalize the management of the Real Estate Assets, but we had not made efforts to terminate the Management Agreements. However, Whitestone TRS stated in its notice letter that while it had not received written notice of the termination of the Management Agreements, it “confirms receipt of your intent to terminate, and hereby confirms termination of the Agreements effective 30 days from” July 19, 2022. The Management Agreements provided that “Unless otherwise terminated pursuant to the provisions hereof, the term of this Agreement shall automatically renew on a month to month basis at the end of the term unless either of the Parties has notified the other in writing not less than thirty (30) days prior to the expiration of the term, as the same may be extended.”

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

On July 17, 2023 and July 18, 2023, trial was held in the Delaware lawsuit. Post-trial argument in the lawsuit was held on October 18, 2023. Whitestone has asked the Delaware court to award damages of approximately $51,200,600 and post-judgment interest of $6,820,000 in the filing of its post-trial opening brief on August 28, 2023. On January 25, 2024, the Delaware court issued its opinion and determined that we breached the implied covenant of good faith and fair dealing without resolving the breach of contract or breach of fiduciary duty claims. Although Whitestone asked for monetary damages of $51,200,600 plus interest, the Delaware court declined to award damages. The Delaware court declared the Rights Agreement unenforceable against Whitestone, permitted Whitestone OP to tender a notice of redemption for its OP Units and determined that the Pillarstone OP limited partnership agreement should be followed whereby we would decide whether to assume Pillarstone OP’s redemption obligation and determine what value to attribute to Pillarstone OP’s assets. The Delaware court declared that any further relief must await future proceedings.

On January 25, 2024, Whitestone OP delivered its notice of redemption for all but one of its OP Units.

On March 4, 2024, bankruptcy cases were filed for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower. The bankruptcy cases were consolidated into the jointly administered bankruptcy cases styled In re: Whitestone Industrial-Office, LLC, et al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as, but separate cases from, the Whitestone Uptown Tower, LLC bankruptcy case.

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

Comparison of the Three Months Ended March 31, 2026 and 2025

The following provides a comparison of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenues	$-	$-
Total operating expenses	74	18
Total other expenses (income)	-	5
Provision for income taxes	-	-
Net loss	$(74)	$(23)

Revenues. We had no revenues from continuing operations for the three months ended March 31, 2026 and 2025. All of our revenue producing activities were conducted in subsidiaries which have been deconsolidated because of their bankruptcy filings.

Expenses. Our operating expenses, consisting of general and administrative expenses, were $74 thousand for the three months ended March 31, 2026 compared to $18 thousand for the three months ended March 31, 2025, an increase of $56 thousand. The increase was primarily due to higher legal and accounting fees. In the three months ended March 31, 2025, we recorded reimbursements from Pillarstone OP totaling $31 thousand for operating and administrative expenses. We receive these reimbursements at the time we expend cash for allowable expenses. In the same period of 2026, we recorded reimbursements totaling $51 thousand.

Interest expense. Interest expense, net was nil for the three months ended March 31, 2026 compared to $5 thousand for the three months ended March 31, 2025. We repaid our convertible notes in January 2026 and no interest was accrued on the notes in 2026.

Our effective tax rate for the three months ended March 31, 2026 and 2025 was 0% and 0%, respectively. In 2024, we recognized a 100% valuation allowance against our net deferred tax assets because of the deconsolidation of our remaining subsidiaries that had operations. The valuation allowance remained in place at March 31, 2026.

Liquidity and Capital Resources

As of March 31, 2026, our unrestricted cash resources were approximately $2.8 million.

Significant sources and uses of cash during the three months ended March 31, 2026:

●

We used $1,200 thousand of cash from operating activities, primarily to pay liabilities accrued at December 31, 2025, including $403 thousand of deferred compensation paid to our Chief Executive Officer in February 2026 and $164 thousand of interest on our convertible notes accrued prior to the filing of the bankruptcy petition.

●	We used $198 thousand of cash from financing activities to repay the principal of our convertible notes in January 2026.

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

These reimbursement provisions have provided us with critical sources of cash and liquidity to maintain our operations. Following Whitestone’s abrupt termination of managerial services to Pillarstone OP, we incurred significant costs to internalize management and to select and implement an enterprise-wide system of our own. We also incurred substantial legal costs in our litigation with Whitestone. We recorded reimbursements from Pillarstone OP totaling $51 thousand and $31 thousand in the three months ended March 31, 2026 and 2025, respectively, for operating and administrative expenses incurred.

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

Indebtedness. We had no indebtedness at March 31, 2026. Our convertible notes payable were repaid in January 2026, as described in Part I, Item 1, “Financial Statements – Note 2 – Convertible Notes Payable.”

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

Long Term Liquidity and Operating Strategies.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses and have an accumulated deficit of approximately $25.3 million as of March 31, 2026 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Historically, we have financed our long-term capital needs, including acquisitions, as follows:

•	borrowings from new loans;
•	additional equity issuances of our common and preferred shares and operating partnership units; and
•	proceeds from the sales of our Real Estate Assets.

Prior to the sale of our Real Estate Assets, we were dependent on cash generated by our ownership of the Real Estate Assets to meet our liquidity needs. We have sold all of our Real Estate Assets pursuant to the plan of liquidation in the jointly administered bankruptcy cases and the Whitestone Uptown Tower plan of reorganization. Our debts have been repaid from the proceeds from the sales of our Real Estate Assets, including those of unsecured creditors subject to the Chapter 11 bankruptcy filings, which were repaid in December 2025 and January 2026.

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

Interest Rates and Inflation

We had no outstanding indebtedness as of March 31, 2026 following the repayment of our convertible notes in January 2026, and we were not significantly affected by changes in interest rates during the periods presented in this report. Any new indebtedness may be at higher rates than the 10% base rate of interest under our former convertible note agreements. If we are not able to incur indebtedness on favorable terms to us, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

We are the General Partner of Pillarstone OP with no operations of our own and conduct all of our business through Pillarstone OP and its subsidiaries. Historically, we were wholly dependent on distributions and expense reimbursements from Pillarstone OP. The ability of Pillarstone OP to make any distributions and reimburse our expenses is subject to, among other things, the financial condition of our subsidiaries, the plan of liquidation in the jointly administered bankruptcy cases, the plan of reorganization in the Uptown Tower bankruptcy case and the rulings of the court in the bankruptcy cases and the litigation described in Part II, Item 1 “Legal Proceedings.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") in ensuring that the information required to be disclosed in our filings under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were not effective as of March 31, 2026.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, management identified the following material weaknesses in our internal control over financial reporting, which had not been remediated as of March 31, 2026:

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Our efforts to internalize management, establish new accounting and financial reporting processes and implement new systems have resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 17, 2023 and July 18, 2023, trial was held in the Delaware lawsuit. Post-trial argument in the lawsuit was held on October 18, 2023. Whitestone has asked the Delaware court to award damages of approximately $51,200,600 and post-judgment interest of $6,820,000 in the filing of its post-trial opening brief on August 28, 2023. On January 25, 2024, the Delaware court issued its opinion and determined that we breached the implied covenant of good faith and fair dealing without resolving the breach of contract or breach of fiduciary duty claims. Although Whitestone asked for monetary damages of $51,200,600 plus interest, the Delaware court declined to award damages. The Delaware court declared the Rights Agreement unenforceable against Whitestone, permitted Whitestone OP to tender a notice of redemption for its OP Units and determined that the Pillarstone OP limited partnership agreement should be followed whereby we would decide whether to assume Pillarstone OP’s redemption obligation and determine what value to attribute to Pillarstone OP’s assets. The Delaware court declared that any further relief must await future proceedings.

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

Jointly Administered Bankruptcy Cases

On March 4, 2024, bankruptcy cases were filed for us and Pillarstone OP, as well as Whitestone CP Woodland Ph. 2, LLC, Whitestone Industrial-Office, LLC and Whitestone Offices, LLC, the subsidiaries owning our Real Estate Assets other than Uptown Tower. The bankruptcy cases were consolidated into the jointly administered bankruptcy cases styled In re: Whitestone Industrial-Office, LLC, et al., Case No. 24-30653-mvl-11, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the same court as, but separate cases from, the Whitestone Uptown Tower, LLC bankruptcy case described under “—Uptown Tower” below.

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

On June 4, 2025, Whitestone Uptown Tower filed an adversary proceeding in its bankruptcy case styled Whitestone Uptown Tower, LLC v. Whitestone REIT, Whitestone REIT Operating Partnership L.P. and Whitestone TRS, Inc., Adv. Proc No. 25-03061, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division for breach of contract and breach of fiduciary duties related to the management of Uptown Tower under the Management Agreements as discussed under “—Houston Case”. This case remains ongoing as of the date of this report.

On April 23, 2026, Whitestone OP filed a motion to covert the case to a chapter 7 case despite its only remaining interest in the case was as a defendant in the adversary proceeding, having been paid in full on its claims in this case. On October 14, 2026, the bankruptcy court ruled from the bench that

●	the motion to convert was denied in part;
●	the court favored installing a plan agent and appointing Frances Smith as plan agent;
●	the parties have 14 days to negotiate a plan agent agreement; and
●	after that time, the parties will schedule a follow-up hearing.

As of the date of this report, the bankruptcy court has not entered an order on the ruling, and the plan agent agreement has not been finalized.

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

The following individuals loaned the following face amounts, which accrued interest at 10% per annum. The principal amounts and the interest accrued prior to the filing of the bankruptcy petition and were repaid in January 2026 as follows:

Holder	Face Amount	Interest
Dennis H. Chookaszian	$28,888	$23,957
Daniel G. DeVos	$47,780	$39,625
Estate of Paul T. Lambert	$51,112	$42,388
James C. Mastandrea	$52,224	$43,310
John J. Dee	$17,776	$14,742
Totals	$197,780	$164,022

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

Holder	Amount Paid
Dennis H. Chookaszian	$52,845.25
Daniel G. DeVos	$87,404.67
Estate of Paul T. Lambert	$93,499.95
James C. Mastandrea	$95,534.15
John J. Dee	$32,517.90
Total	$361,801.92

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

(a)         None

(b)         None

(c)         During the three months ended March 31, 2026, none of our trustees or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101

The following financial information of the Registrant for the period ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025, (ii) Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (unaudited), (iii) Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025 (unaudited), (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILLARSTONE CAPITAL REIT

		By:	/s/ Bradford D. Johnson
Date:	November 6, 2026		Bradford D. Johnson Chief Executive Officer (Principal executive officer)

PILLARSTONE CAPITAL REIT

		By:	/s/ Daniel P. Kovacevic
Date:	November 6, 2026		Daniel P. Kovacevic Chief Financial Officer (Principal financial and accounting officer)