Form 10-Q
period 2026-06-30
PILLARSTONE CAPITAL REIT
filed 2026-11-06
CIK 928953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pillarstone Capital REIT and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$2,574	$4,176
Total assets	$2,574	$4,176

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$52	$1,044
Convertible notes payable	-	198
Accrued interest payable	-	164
Total liabilities	52	1,406

Commitments and contingencies

Shareholders' Equity:
Preferred A Shares - $0.01 par value, 1,518,000 authorized: 256,636 Class A cumulative convertible shares issued and outstanding at June 30, 2026 and December 31, 2025, $10.00 per share liquidation preference	3	3
Preferred C Shares - $0.01 par value, 300,000 authorized: 231,944 Class C cumulative convertible shares issued and outstanding at June 30, 2026 and December 31, 2025, $10.00 per share liquidation preference	2	2
Common Shares - $0.01 par value, 400,000,000 authorized: 695,214 shares issued and 657,084 outstanding at June 30, 2026 and December 31, 2025	7	7
Additional paid-in capital	28,755	28,755
Accumulated deficit	(25,444)	(25,196)
Treasury stock, at cost, 38,130 shares	(801)	(801)
Total shareholders' equity	2,522	2,770
Total liabilities and shareholders' equity	$2,574	$4,176

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	174	74	248	92
Total operating expenses	174	74	248	92

Other expenses (income)
Interest expense, net	-	5	-	10
Total other expenses (income)	-	5	-	10

Loss before income taxes	(174)	(79)	(248)	(102)
Provision for income taxes	-	-	-	-
Net loss	$(174)	$(79)	$(248)	$(102)

Net loss per common share:
Basic	$(0.35)	$(0.15)	$(0.50)	$(0.18)
Diluted	$(0.35)	$(0.15)	$(0.50)	$(0.18)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

(in thousands)

	Class A Preferred Shares	Class C Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Shareholders' Equity
Balance at December 31, 2025	$3	$2	$7	$28,755	$(25,196)	$(801)	$2,770
Net loss	-	-	-	-	(74)	-	(74)
Balance at March 31, 2026	3	2	7	28,755	(25,270)	(801)	2,696
Net loss	-	-	-	-	(174)	-	(174)
Balance at June 30, 2026	$3	$2	$7	$28,755	$(25,444)	$(801)	$2,522

Balance at December 31, 2024	$3	$2	$7	$28,755	$(24,773)	$(801)	$3,193
Net loss	-	-	-	-	(23)	-	(23)
Balance at March 31, 2025	3	2	7	28,755	(24,796)	(801)	3,170
Net loss	-	-	-	-	(79)	-	(79)
Balance at June 30, 2025	$3	$2	$7	$28,755	$(24,875)	$(801)	$3,091

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Pillarstone Capital REIT and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(248)	$(102)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(992)	81
Accrued interest payable	(164)	11
Net cash from operating activities	(1,404)	(10)

Cash flows from investing activities:
Net cash from investing activities	-	-

Cash flows from financing activities:
Repayment of convertible notes payable	(198)	-
Net cash from financing activities	(198)	-

Net change in cash and cash equivalents	(1,602)	(10)
Cash and cash equivalents at beginning of period	4,176	146
Cash and cash equivalents at end of period	$2,574	$136

Supplemental disclosure of cash flow information:
Cash paid for interest	$164	$-
Cash paid for taxes	-	-

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

At the time of the bankruptcy filings in December 2023 and March 2024, we owned eight Real Estate Assets. The eight Real Estate Assets were sold between October 2024 and July 2025, as described below. At June 30, 2026, we no longer owned any Real Estate Assets.

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

Going Concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. In addition to the events described above, we have incurred significant losses and have an accumulated deficit of approximately $25.4 million as of June 30, 2026 and need to raise substantial amounts of additional funds to afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 20, 2015, five trustees on our board of trustees, one of whom is no longer a trustee and another of whom died in 2024, loaned $198 thousand to the Company in exchange for convertible notes payable. The convertible notes payable accrued interest at 10% per annum and originally matured on November 20, 2018. The convertible notes payable were convertible by the noteholders into common shares at the rate of $1.331 per common share at any time. In January 2026, we repaid the convertible notes, including accrued interest. No convertible notes payable or related accrued interest were outstanding at June 30, 2026.

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

Restricted Common Shares. The following table summarizes the activity of our unvested restricted common shares:

	Unvested Restricted Common Shares
		Weighted- Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2024	168,449	$11.44
Vested	-	-
Unvested at December 31, 2025	168,449	$11.44
Vested	-	-
Unvested at June 30, 2026	168,449	$11.44

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

The Company did not recognize any stock-based compensation expense for trustee compensation or employee stock-based compensation in the three or six months ended June 30, 2026 or 2025.

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

Our effective tax rate for each of the three and six months ended June 30, 2026 and 2025 was 0%. In 2024, we recognized a 100% valuation allowance against our net deferred tax assets because of the deconsolidation of our remaining subsidiaries that had operations. The valuation allowance remained in place at June 30, 2026, and we recorded no income tax provision for the three or six months ended June 30, 2026 or 2025.

6.	Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025

Numerator:
Net loss	$(174)	$(79)	$(248)	$(102)
Add: After tax effect of convertible notes interest	-	4	-	12
Loss attributable to Common Stockholders	(174)	(75)	(248)	(90)

Denominator:
Weighted average number of common shares - basic	493,968	493,968	493,968	493,968
Effect of potentially dilutive securities (1)	-	-	-	-
Weighted average number of common shares - diluted	493,968	493,968	493,968	493,968
Net loss per common share:
Basic	$(0.35)	$(0.15)	$(0.50)	$(0.18)
Diluted	$(0.35)	$(0.15)	$(0.50)	$(0.18)

(1)

Because we incurred a net loss in each period presented, diluted loss per share equals basic loss per share. The computation excludes the following potentially dilutive securities because their effect would be anti-dilutive: 4,380 common shares issuable upon conversion of 95,226 Class A Preferred Shares and 2,319,440 common shares issuable upon conversion of 231,944 Class C Preferred Shares in each period, and 254,391 common shares issuable upon conversion of convertible notes payable for the three and six months ended June 30, 2025. The convertible notes payable were repaid in January 2026. Restricted common shares and restricted Class A Preferred Shares that vest upon the achievement of performance conditions that have not been met are also excluded.

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

The Company has no assets, activities or operations other than those related to Pillarstone OP. Hence, all of our costs and expenses are reimbursable under the applicable provisions of the Amended and Restated Agreement of Limited Partnership, subject to the terms of the plan of liquidation and settlement agreement in the jointly administered bankruptcy cases. We recorded reimbursements from Pillarstone OP totaling $0 and $147 thousand in the three months ended June 30, 2026 and 2025, respectively, and $51 thousand and $178 thousand in the six months ended June 30, 2026 and 2025, respectively, for operating and administrative expenses incurred.

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

Summary. The following table presents the revenue and expenses with related parties included in our consolidated statement of operations (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Revenue (Expense)	2026	2025	2026	2025
Interest expense on convertible notes to active trustees	Interest expense, net	-	(3)	-	6

Receivables due from and payables due to related parties consisted of the following (in thousands):

	Location of Receivable (Payable)	June 30, 2026	December 31, 2025
Executive compensation	Accounts payable and accrued expenses	$-	$(403)
Executive indemnification	Accounts payable and accrued expenses	-	(63)
Convertible notes payable	Convertible notes payable	-	(99)
Accrued interest on convertible notes	Accrued interest payable	-	(100)

8.	Commitments and Contingencies

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

Overview

We are a Maryland real estate investment trust ("REIT") historically engaged in investing in, owning and operating commercial properties. We are the general partner of Pillarstone Capital REIT Operating Partnership LP (“Pillarstone OP”) and have been the sole equity holder of Pillarstone OP since August 2026. Substantially all of our operations and activities were conducted for the benefit of and through Pillarstone OP. As the general partner of Pillarstone OP, we had the exclusive power to manage and conduct the business of Pillarstone OP, subject to certain customary exceptions. As of June 30, 2026, we no longer owned any Real Estate Assets.

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

Comparison of the Three Months Ended June 30, 2026 and 2025

The following provides a comparison of our results of operations (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Total revenues	$-	$-
Total operating expenses	174	74
Total other expenses (income)	-	5
Provision for income taxes	-	-
Net loss	$(174)	$(79)

Revenues. We had no revenues from continuing operations for the three months ended June 30, 2026 and 2025. All of our revenue producing activities were conducted in subsidiaries which have been deconsolidated because of their bankruptcy filings.

Expenses. Our operating expenses, consisting of general and administrative expenses, were $174 thousand for the three months ended June 30, 2026 compared to $74 thousand for the three months ended June 30, 2025, an increase of $100 thousand. The increase was primarily due to higher legal and accounting fees. In the three months ended June 30, 2025, we recorded reimbursements from Pillarstone OP totaling $147 thousand for operating and administrative expenses. We receive these reimbursements at the time we expend cash for allowable expenses. In the same period of 2026, we recorded no reimbursements.

Interest expense. Interest expense, net was nil for the three months ended June 30, 2026 compared to $5 thousand for the three months ended June 30, 2025. We repaid our convertible notes in January 2026 and no interest was accrued on the notes in 2026.

Our effective tax rate for the three months ended June 30, 2026 and 2025 was 0% and 0%, respectively. In 2024, we recognized a 100% valuation allowance against our net deferred tax assets because of the deconsolidation of our remaining subsidiaries that had operations. The valuation allowance remained in place at June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following provides a comparison of our results of operations (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Total revenues	$-	$-
Total operating expenses	248	92
Total other expenses (income)	-	10
Provision for income taxes	-	-
Net loss	$(248)	$(102)

Revenues. We had no revenues from continuing operations for the six months ended June 30, 2026 and 2025. All of our revenue producing activities were conducted in subsidiaries which have been deconsolidated because of their bankruptcy filings.

Expenses. Our operating expenses, consisting of general and administrative expenses, were $248 thousand for the six months ended June 30, 2026 compared to $92 thousand for the six months ended June 30, 2025, an increase of $156 thousand. The increase was primarily due to higher legal and accounting fees. We recorded reimbursements from Pillarstone OP totaling $51 thousand and $178 thousand in the six months ended June 30, 2026 and 2025, respectively, for operating and administrative expenses incurred.

Interest expense. Interest expense, net was nil for the six months ended June 30, 2026 compared to $10 thousand for the six months ended June 30, 2025. We repaid our convertible notes in January 2026 and no interest was accrued on the notes in 2026.

Our effective tax rate for the six months ended June 30, 2026 and 2025 was 0% and 0%, respectively. The valuation allowance against our net deferred tax assets remained in place at June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, our unrestricted cash resources were approximately $2.6 million.

Significant sources and uses of cash during the six months ended June 30, 2026:

●

We used $1,404 thousand of cash from operating activities, primarily to pay liabilities accrued at December 31, 2025, including $403 thousand of deferred compensation paid to our Chief Executive Officer in February 2026 and $164 thousand of interest on our convertible notes accrued prior to the filing of the bankruptcy petition, and to fund our general and administrative expenses.

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

These reimbursement provisions have provided us with critical sources of cash and liquidity to maintain our operations. Following Whitestone’s abrupt termination of managerial services to Pillarstone OP, we incurred significant costs to internalize management and to select and implement an enterprise-wide system of our own. We also incurred substantial legal costs in our litigation with Whitestone. We recorded reimbursements from Pillarstone OP totaling $0 thousand and $147 thousand in the three months ended June 30, 2026 and 2025, respectively, and $51 thousand and $178 thousand in the six months ended June 30, 2026 and 2025, respectively, for operating and administrative expenses incurred.

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

Indebtedness. We had no indebtedness at June 30, 2026. Our convertible notes payable were repaid in January 2026, as described in Part I, Item 1, “Financial Statements – Note 2 – Convertible Notes Payable.”

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

Long Term Liquidity and Operating Strategies.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant losses and have an accumulated deficit of approximately $25.4 million as of June 30, 2026 and need to raise substantial amounts of additional funds to meet our obligations and afford us time to implement our business plan and resume profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

•

the plan agent shall direct the debtors to distribute any surplus funds from Partnership Tax Reserve, Case Administrative Reserve, and Partnership Tax Reserve remaining after the complete administration of the Debtors’ Estates to Whitestone OP. The debtors shall make such Surplus Reserve Funds payments as directed by the plan agent;

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

Interest Rates and Inflation

We had no outstanding indebtedness as of June 30, 2026 following the repayment of our convertible notes in January 2026, and we were not significantly affected by changes in interest rates during the periods presented in this report. Any new indebtedness may be at higher rates than the 10% base rate of interest under our former convertible note agreements. If we are not able to incur indebtedness on favorable terms to us, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

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

Based on such evaluation, our principal executive and financial officers have concluded at a reasonable assurance level that such disclosure controls and procedures were not effective as of June 30, 2026.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, management identified the following material weaknesses in our internal control over financial reporting, which had not been remediated as of June 30, 2026:

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Our efforts to internalize management, establish new accounting and financial reporting processes and implement new systems have resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Except as otherwise described herein, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

(a)         None

(b)         None

(c)         During the three months ended June 30, 2026, none of our trustees or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

31.2	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

32.1	CEO/CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101

The following financial information of the Registrant for the period ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (unaudited), (iii) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and 2025 (unaudited), (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

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